Form 10-Q
period 1993-12-31
BEARINGS INC /OH/
filed 1994-02-11
CIK 109563

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                DECEMBER 31, 1993
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________


                     Commission File Number     1-2299
                                            ---------------


                                 BEARINGS, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                      34-0117420
- ----------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


    3600 Euclid Avenue, Cleveland, Ohio                         44115
- ----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (216) 881-2838
                                                    -------------------------

                                       None
- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No _______


Shares of common stock outstanding on   December 31, 1993            7,353,267
                                      -----------------------------------------
                                                                  (No par Value)

                                 BEARINGS, INC.

                                     INDEX

__________________________________________________________________________
                                                               Page No.
Part I:    FINANCIAL INFORMATION

 Item 1:     Financial Statements

  Statements of Consolidated Income -
    Six Months and Three Months
    Ended December 31, 1993 and 1992                               2

  Consolidated Balance Sheets -
    December 31, 1993 and June 30, 1993                            3

  Statements of Consolidated Cash Flows
    Six Months Ended December 31, 1993 and 1992                    4

  Statements of Consolidated Shareholders' Equity -
    Six Months Ended December 31, 1993 and
    Year Ended June 30, 1993                                       5

  Notes to Consolidated Financial Statements                     6 - 8

 Item 2:     Management's Discussion and Analysis of
   Financial Condition and Results of Operations                 9 - 11

Part II:   OTHER INFORMATION

 Item 1:     Legal Proceedings                                     12

 Item 4:     Submission of Matters to a Vote of
               Security Holders                                    12

 Item 5:     Other Information                                  12 - 13

 Item 6:     Exhibits and Reports on Form 8-K                   13 - 14

 Signatures                                                        15



PART I:  FINANCIAL INFORMATION
ITEM I:  Financial Statements
                        BEARINGS, INC. AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                     (Thousands, except per share amounts)

__________________________________________________________________________________________________

                                    Three Months Ended                   Six Months Ended
                                       December 31                          December 31
                                 1993               1992              1993              1992
                                 ------------------------          -----------------------------
 Net Sales                      $218,404          $198,535          $433,183          $402,710
                                 -------           -------           -------           -------
 Cost and Expenses
   Cost of sales                 158,862           146,948           318,978           300,520
   Selling, distribution
     and administrative           54,273            47,525          103,556             94,524
                                 -------           -------           -------           -------
                                 213,135           194,473           422,534           395,044
                                 -------           -------           -------           -------
 Operating income                  5,269             4,062            10,649             7,666
                                 -------           -------           -------           -------
 Interest
   Interest expense                1,570             1,180             3,103             2,366
   Interest income                   (50)              (88)             (116)             (188)
                                 -------           -------           -------           -------
                                   1,520             1,092             2,987             2,178
                                 -------           -------           -------           -------
 Income before income taxes        3,749             2,970             7,662             5,488
                                 -------           -------           -------           -------


 Income taxes
   Federal                         1,158             1,021             2,461             1,834
   State and local                   234               194               572               394
                                 -------           -------           -------           -------
                                   1,392             1,215             3,033             2,228
                                 -------           -------           -------           -------


 Net income                     $  2,357          $  1,755          $  4,629          $  3,260
                                 =======           =======           =======           =======

 Net income per share           $    .32          $    .24          $    .63          $    .45
                                 =======           =======           =======           =======
 Cash dividend per common
   share                        $    .16          $    .16          $    .32         $     .32
                                 =======           =======           =======           =======

See notes to consolidated financial statements.

                                                    2



                        BEARINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)
                                           December 31          June 30
                                               1993               1993
                                           ------------        ----------
                                            (Unaudited)
  ASSETS
Current assets
  Cash and temporary investments            $  7,931           $  4,634
  Accounts receivable, less
   allowance of $2,933 and $2,000            110,266            112,971
  Inventories (at LIFO)                      131,734             95,015
  Other current assets                         2,198              8,613
                                            --------           --------
Total current assets                         252,129            221,233
                                            --------           --------
Property - at cost
  Land                                        11,380             11,265
  Buildings                                   52,370             52,001
  Equipment                                   66,787             66,479
                                            --------           --------
                                             130,537            129,745
  Less accumulated depreciation               51,529             49,695
                                            --------           --------
Property - net                                79,008             80,050
                                            --------           --------
Other assets                                  14,416             14,652
                                            --------           --------
      TOTAL ASSETS                          $345,553           $315,935
                                            ========           ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                             $ 38,415           $ 22,678
  Accounts payable                            57,725             42,573
  Compensation and related benefits           12,592             18,770
  Other accrued liabilities                    7,889              6,352
                                            --------           --------
Total current liabilities                    116,621             90,373
Long-term debt                                80,000             80,000
Deferred income taxes                          4,851              5,706
Other liabilities                              5,266              4,916
                                            --------           --------
      TOTAL LIABILITIES                      206,738            180,995
                                            --------           --------
Shareholders' equity
Preferred stock - no par value;
 2,500 shares authorized; none
 issued or outstanding
Common stock - no par value; 30,000
 shares authorized; 9,303 shares
 issued                                       10,000             10,000
Additional paid-in capital                     7,045              6,710
Income retained for use in the business      158,182            155,908
Less 1,950 and 1,984 treasury shares -
 at cost                                     (35,181)           (35,489)
Less unearned restricted common
 stock compensation                           (1,231)            (2,189)
                                            --------           --------
      TOTAL SHAREHOLDERS' EQUITY             138,815            134,940
                                            --------           --------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                $345,553           $315,935
                                            ========           ========

See notes to consolidated financial statements.





                        BEARINGS, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                             (Amounts in Thousands)

                                    Six Months Ended
                                      December 31
                                    1993        1992
                                   ------------------
 CASH PROVIDED FROM (USED FOR)

 OPERATING ACTIVITIES
 Received from customers           $434,955     $410,567
 Paid to suppliers and employees   (433,327)    (402,337)
 Income taxes paid                   (3,405)      (1,684)
 Interest paid                       (3,004)      (1,801)
 Interest received                      116          188

- -----------------------------------------------------------
     Total Operating Activities      (4,665)       4,933
- -----------------------------------------------------------

 INVESTING ACTIVITIES
 Property purchases                  (7,395)      (5,484)
 Proceeds from property sales         2,639        2,085
 Other                                  103         (132)

- -----------------------------------------------------------
     Total Investing Activities      (4,653)      (3,531)
- -----------------------------------------------------------

 FINANCING ACTIVITIES
 Borrowings (repayments) under:
  Line-of-credit agreements - net    15,737      (82,730)
  Long-term notes payable                         80,000
 Dividends paid                      (2,355)      (2,302)
 Other                                 (767)

- -----------------------------------------------------------
     Total Financing Activities      12,615       (5,032)
- -----------------------------------------------------------

 Increase (decrease) in cash and
  temporary investments               3,297       (3,630)
 Cash and temporary investments
  at beginning of year                4,634        9,299
- -----------------------------------------------------------
 CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                 $  7,931     $  5,669
===========================================================

See notes to consolidated financial statements.

                        BEARINGS, INC. AND SUBSIDIARIES
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
             For the Six Months Ended December 31, 1993 (Unaudited)
                          and Year Ended June 30, 1993
                             (Amounts in Thousands)



                                                                              Income                     Unearned
                                       Shares of                Additional    Retained       Treasury    Restricted      Total
                                       Common Stock   Common    Paid-in       for Use in     Shares     Common Stock   Shareholders'
                                       Outstanding    Stock     Capital       the Business   - at Cost  Compensation   Equity
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1992                    7,104     $10,000       $6,636      $151,530      ($39,336)                   $128,830
    Net income                                                                    8,927                                     8,927
    Cash dividends - $.64 per share                                              (4,640)                                   (4,640)
    Treasury shares issued for:
      401-k Savings Plan contribution         44                       86                         770                         856
      Exercise of stock options               30                      (19)                        543                         524
      Restricted common stock awards         140                       (2)                      2,505       ($2,503)            0
      Other                                    1                        9                          29                          38
    Amortization of restricted common
      stock compensation                                                                                        314           314
    Other                                                                            91                                        91
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993                   7,319      10,000        6,710       155,908       (35,489)       (2,189)      134,940
    Net income                                                                    4,629                                     4,629
    Cash dividends - $.32 per share                                              (2,355)                                   (2,355)
    Purchase of common stock
      for treasury                           (26)                                                (767)                       (767)
    Treasury shares issued for:
      401-k Savings Plan contribution         34                      236                         619                         855
      Exercise of stock options                8                       24                         148                         172
      Restricted common stock awards          13                       53                         233          (286)            0
      Other                                    5                       22                          75                          97
    Amortization of restricted common
      stock compensation                                                                                      1,244         1,244
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993               7,353     $10,000       $7,045      $158,182      ($35,181)      ($1,231)     $138,815
====================================================================================================================================

See notes to consolidated financial statements.

                        BEARINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1993 and June 30, 1993, and the results of operations for the six months and three months ended December 31, 1993 and 1992, and cash flows for the six months ended December 31, 1993 and 1992.

    The results of operations for the three and six month periods ended December 31, 1993 are not necessarily indicative of the results to be expected for the fiscal year.

    For its interim statements of consolidated income the Company uses estimated gross profit percentages to compute cost of sales. An adjustment to actual cost is made at the end of the fiscal year, based on the annual physical inventory.

2.  NET INCOME PER SHARE

    Net income per share was computed using the weighted average number of common shares outstanding for the period.

    Average shares outstanding for the computation of net income per share were as follows:

      Three Months Ended              Six Months Ended
          December 31                    December 31
      1993          1992              1993        1992
      ------------------              ----------------
      7,365        7,232              7,351      7,173

3.  INVENTORY

    Effective July 1, 1993 the Company changed its application of the Last-In, First-Out (LIFO) method used to determine its inventory amounts for financial reporting purposes. This change revised the Company's LIFO pools to establish Company-wide inventory pools for each of the major classes of products. Previously the LIFO inventory pools were established by legal entity, rather than by class of product. Management believes that using inventory pools grouped by product is more consistent with how the Company currently manages its operations and will more accurately measure the effects of changes in inventory levels and costs.

    The cumulative effect on previous years from this change in LIFO pools is not determinable. Through December 31, 1993 this change has had no significant effect on the Company's results of operations for the current fiscal year.

                        BEARINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

4.  INCOME TAXES

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective July 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11. As permitted by SFAS No. 109, the Company has elected not to restate the financial statements of any prior years. There was no significant cumulative effect on the Statements of Consolidated Income for adopting SFAS 109.

    Deferred income taxes reflect the estimated future tax consequences of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) tax credit carryforwards. The significant components of the Company's net deferred tax liability as of July 1, 1993 are as follows:

    Deferred tax liabilities:
    Differences between the book and tax basis of:
        Property                                               $ 5,742
        Inventory                                                7,465
    Other                                                          734
                                                               -------
                                                                13,941
    Deferred tax assets:
    Compensation liabilities not currently
        deductible                                               3,491
    Reserves not currently deductible                            3,471
    Tax loss and credit carryforwards                            1,357
    Other                                                          995
                                                               -------
                                                                 9,314
    Valuation allowance                                           (243)
                                                               -------
    Net deferred tax liability                                 $ 4,870
                                                               =======

    The valuation allowance was established due to the Company's estimation that certain state income tax loss carryforwards may expire unused.

                        BEARINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)


5.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following is a reconciliation of net income to total cash provided from (used for) operating activities:

                                                  Six Months Ended
                                                    December 31
                                               1993              1992
                                               ----------------------
     _______________________________________________________________
     Net income                                $  4,629     $  3,260
     Depreciation                                 6,748        6,334
     Provision for losses on
       accounts receivable                          933        1,172
     (Gain) loss on sale of property               (631)         128
     Amortization of restricted common
       stock compensation and goodwill            1,377          238
     Treasury shares contributed
       to employee benefit plans                    855          405
     Changes in current assets and
       liabilities:
          Accounts receivable                      1,772       7,857
          Inventories                            (31,106)    (15,421)
          Other current assets                       869       1,181
          Accounts payable and
            accrued expenses                       9,271        (422)
     Other - net                                     618         201
     ---------------------------------------------------------------
     Total cash provided from (used for)
        operating activities                    $ (4,665)   $  4,933
     ===============================================================

     The Company considers all temporary investments with maturities of three months or less to be cash equivalents for purposes of the statements of consolidated cash flows.

6.   PERFORMANCE ACCELERATED RESTRICTED COMMON STOCK

     During the quarter ended December 31, 1993, accelerated vesting for approximately one half of the outstanding performance accelerated restricted common stock (PARS) occurred as a result of price performance of the Company's stock. Previously, these PARS shares had been vesting over a six year period. With the acceleration of vesting, additional expense relating to amortization of PARS compensation of $1,000 was recorded. Net of applicable income taxes, this charge decreased net income by $440 or $.06 per share.

                        BEARINGS, INC. AND SUBSIDIARIES
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected: (1) the Company's financial condition at December 31, 1993 and June 30, 1993 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

LIQUIDITY AND WORKING CAPITAL
Cash used for operating activities was $4.7 million in the six months ended December 31, 1993. This compares to $4.9 million of cash provided from operating activities in the same period a year ago. Payments to suppliers exceeded cash received from customers compared with the same six month period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 1993 inventories increased, net of the effect of adopting SFAS No. 109, approximately $31.1 million. Inventories increased by $15.4 million in the same period a year ago. This increase is primarily attributed to increasing inventory levels to service the increase in sales volume. Accounts receivable decreased by $1.8 million from improved timing of collections.

Working capital at December 31, 1993 was $135.5 million compared to $130.9 million at June 30, 1993. The current ratio was 2.2 at December 31, 1993 and
2.4 at June 30, 1993.

CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company's lines of credit and long-term debt, and to a lesser extent, from operating lease arrangements.

Average combined short-term and long-term borrowing was $102.9 million for the six months ended December 31, 1993 and $107.7 million during the year ended June 30, 1993. The average effective interest rate on the short-term borrowings for the six months ended December 31, 1993 decreased to 3.8% from an average rate of 4.0% for the year ended June 30, 1993 due to lower prevailing short-term interest rates. The Company has $90 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which is in excess of the banks' prime rate. The Company had $38.4 million of borrowings under these short-term bank lines of credit at December 31, 1993. Unused bank lines of credit of $51.6 million are available for future short-term financing needs.

The Company has Board authorization to acquire up to 263,000 additional shares of its common stock in open market or negotiated transactions, depending on market conditions.

                        BEARINGS, INC. AND SUBSIDIARIES
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Management expects that capital resources provided from operations, available lines of credit and long-term debt will be sufficient to finance normal working capital needs, capital expenditure programs, and the purchase of additional Bearings, Inc. common stock. Management also believes that additional long-term debt and line-of-credit financing could be obtained if desired.

RESULTS OF OPERATIONS
A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                                     Increase (Decrease)
                                    (Dollars in thousands)

                                      Three Months Ended           Six Months Ended
                                         December 31                   December 31
                                        1993 and 1992                 1993 and 1992
                                      -------------------           -----------------
                                                 Percent                       Percent
                                      Amount     Change             Amount     Change
                                      ------     -------            ------     ------
Net sales                             $19,869     10.0%             $ 30,473      7.6%

Cost of sales                          11,914      8.1%               18,458      6.1%

Selling, distribution
  and administrative
  expenses                              6,748     14.2%                9,032      9.6%

Operating income                        1,207     29.7%                2,983     38.9%

Interest expense - net                    428     39.2%                  809     37.1%

Income before income
  taxes                                   779     26.2%                2,174     39.6%

Income taxes                              177     14.6%                  805     36.1%

Net income                                602     34.3%                1,369     42.0%



THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
Increases in sales for the quarter were primarily due to volume increases. Gross profit, as a percentage of sales, increased from 26.0% to 27.3% from greater purchase discounts and allowances.

Selling, distribution and administrative expenses increased by 14.2% from higher incentive costs due to the implementation of a new sales commission program for account representatives and sales management, increased advertising costs due to additional marketing programs, higher rental expense due to the leasing of a new mainframe computer and the partial vesting of performance accelerated restricted stock (PARS) based upon the price performance of the Company's common stock during the quarter.

                        BEARINGS, INC. AND SUBSIDIARIES
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

Interest expense-net for the quarter increased by 39.2% as a result of the issuance of $80 million of long-term debt and the repayment of existing short-term debt. As long-term interest rates are higher than short-term interest rates, interest expense increased. The increased expense was partially offset by net interest earned under interest rate swap agreements and lower average borrowings during the quarter.

Income taxes as a percentage of income before taxes were 37.1% in the three months ended December 31, 1993 and 40.9% in the three months ended December 31, 1992. This decrease is primarily attributed to a higher tax deduction than financial statement expense for the early partial vesting of the PARS during the second quarter.

As a result of the above factors, net income increased by 34.3% compared to the same quarter of last year.

SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992
Increases in sales for the period were principally due to volume increases. Gross profit, as a percentage of sales, increased from 25.4% to 26.4% from greater purchase discounts and allowances.

Selling, distribution and administrative expenses increased by 9.6% from higher 401-K contributions due to an enhancement of the 401-K plan, higher incentive costs due to the implementation of a new sales commission program for account representatives and sales management, higher rental expense due to the leasing of a new mainframe computer, and increased advertising costs due to additional marketing programs. Additionally, partial vesting of the PARS occurred based upon the price performance of the Company's common stock during the period.

Interest expense - net for the period increased as a result of the issuance of $80 million of long-term debt in December of 1992 and repayment of previously existing short-term debt. As long-term interest rates are higher than short-term interest rates, interest expense increased. The increased expense was partially offset by net interest earned under interest rate swap agreements and lower average borrowings during the period.

Income taxes as a percentage of income before income taxes was 39.6% in the six months ended December 31, 1993 and 40.6% in the six months ended December 31, 1992. This decrease is primarily attributed to a higher tax deduction than financial statement expense for the early partial vesting of the PARS during the second quarter.

As a result of the above factors, net income increased by 42.0% compared to the same period of last year.

ADDITIONAL COMMENTARY
Improved operating results for the period were achieved through improvement in the level of business activity and higher gross margins. The Company has forecasted that further sales gains as compared to prior years' levels will continue to be achieved during the remainder of the fiscal year.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          Registrant incorporates by reference herein the description of the case captioned SAMMIE ADKINS, ET AL. VS. A. P. GREEN INDUSTRIES, INC., ET AL., Summit County Court of Common Pleas, Case No. ACV 88-7-2398 (and related cases) found in Item 3 "Pending Legal Proceedings" contained in the Corporation's Form 10-K for the fiscal year ended June 30, 1993. Notwithstanding possible indemnification from suppliers and insurance, Registrant believes, based upon circumstances presently known, that such cases are not material to its business or its financial condition.

          Registrant also incorporates by reference herein the description of the case captioned KING BEARING, INC. VS. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Corporation's Form 10-K for the fiscal year ended June 30, 1993. The case is now pending in the California Court of Appeal. Registrant believes that such case will have no material adverse effect on its business or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of Shareholders of the Registrant held on October 19, 1993, the Shareholders (i) adopted the Bearings, Inc. Deferred Compensation Plan, (ii) re-elected William E. Butler, L. Thomas Hiltz and Russell R. Gifford as Directors of Class III for a term expiring in 1996, and (iii) ratified the appointment of Deloitte & Touche as independent auditors of the Registrant for the fiscal year ending June 30, 1994. Substantially the same information required by this Item 4 was previously reported in Part II, Item 4 "Submission of Matters to a Vote of Security Holders" of the Registrant's Form 10-Q for the quarter ended September 30, 1993.



ITEM 5.   OTHER INFORMATION.

          ELECTION OF DR. JERRY SUE OWENS AS DIRECTOR OF CLASS I.

          At the Regular Meeting of the Board of Directors held on January 20, 1994, Dr. Jerry Sue Owens, President of Cuyahoga Community College, was elected a Director of

         Class I for a term expiring in 1994. Dr. Owens fills the vacant seat previously held by John R. Cunin, who died on July 18, 1993.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)    EXHIBITS.

         EXHIBIT NO.   DESCRIPTION
         4(a)          Amended and Restated Articles of Incorporation of
                       Bearings, Inc., filed with the Ohio Secretary of State
                       on October 18, 1988 (filed as Exhibit 4(a) to the
                       Bearings, Inc. Form 8-K dated October 21, 1988,
                       SEC File No. 1-2299, and incorporated here by reference).

         4(b)          Code of Regulations of Bearings, Inc., adopted
                       September 6, 1988 (filed as Exhibit 4(b) to the
                       Bearings, Inc. Form 8-K dated October 21, 1988, SEC
                       File No. 1-2299, and incorporated here by reference).

         4(c)          Certificate of Amendment of Amended and Restated
                       Articles of Incorporation of Bearings, Inc. filed with the Ohio Secretary of State on October 27, 1988 (filed as Exhibit 4(c) to the Bearings, Inc. Form 10-Q for the
                       Quarter Ended September 30, 1988, SEC File No. 1-2299, and incorporated here by reference).

         4(d)          Certificate of Merger of Bearings, Inc. (Ohio) and
                       Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988 (filed as Exhibit 4 to the
                       Bearings, Inc. Form 10-K for the fiscal year ended June
                       30, 1989, SEC File No. 1-2299, and incorporated here by reference).

         4(e)          Certificate of Amendment of Amended and Restated
                       Articles of Incorporation of Bearings, Inc. filed with the Ohio Secretary of State on October 17, 1990 (filed as Exhibit 4(e) to the Bearings, Inc. Form 10-Q for the quarter ended September 30, 1990, SEC File No.
                       1-2299, and incorporated here by reference).


         4(f)          $80,000,000 Maximum Aggregate Principal Amount Note
                       Purchase and Private Shelf Facility dated October 31,
                       1992 between Bearings, Inc. and The Prudential Insurance
                       Company of America (filed as Exhibit 4(f) to the
                       Bearings, Inc. Form 10-Q for the quarter ended September
                       30, 1992, SEC File No. 1-2299, and incorporated here by reference).

         10(a)         First Amendment to Bearings, Inc. Supplemental Executive
                       Retirement Benefits Plan (July 1, 1993 Restatement) clarifying that, effective as of December 31, 1993, each participant was fully vested in his accrued benefits under the Plan.

         10(b)         Bearings, Inc. Deferred Compensation Plan adopted by the
                       Shareholders on October 19, 1993 (filed as Exhibit A to the Bearings, Inc. Proxy Statement dated September 16,
                       1993, SEC File No. 1-2299, and incorporated here by reference).

         11            Computation of Net Income Per Share.



  (b) The Registrant did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1993.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          BEARINGS, INC.
                                         (Registrant)


Date:  February 11, 1994                 By:/s/ John C. Robinson
                                            ----------------------------
                                            John C. Robinson
                                            President & Chief Operating
                                            Officer


Date:  February 11, 1994                 By:/s/ John R. Whitten
                                            ----------------------------
                                            John R. Whitten
                                            Vice President-Finance &
                                            Treasurer
                                            (Principal Financial Officer)

                                 BEARINGS, INC.

                                 EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1993

  EXHIBIT NO.      DESCRIPTION                                                              PAGE
     4(a)          Amended and Restated Articles of Incorporation of Bearings, Inc.,
                   filed with the Ohio Secretary of State on October 18, 1988 (filed as Exhibit 4(a) to the Bearings, Inc. Form 8-K dated October 21,
                   1988, SEC File No. 1-2299,and incorporated here by reference).

     4(b)          Code of Regulations of Bearings, Inc., adopted September 6, 1988
                   (filed as Exhibit 4(b) to the Bearings, Inc. Form 8-K dated
                   October 21, 1988, SEC File No. 1-2299, and incorporated here by reference).

     4(c)          Certificate of Amendment of Amended and Restated Articles of
                   Incorporation of Bearings, Inc., filed with the Ohio Secretary of State on October 27, 1988 (filed as Exhibit 4(c) to the
                   Bearings, Inc. Form 10-Q for the Quarter Ended September 30,
                   1988, SEC File No. 1-2299, and incorporated here by reference).

     4(d)          Certificate of Merger of Bearings, Inc. (Ohio) and Bearings,
                   Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988 (filed as Exhibit 4 to the Bearings, Inc.
                   Form 10-K for the fiscal year ended June 30, 1989, SEC
                   File No. 1-2299, and incorporated here by reference).

     4(e)            Certificate of Amendment of Amended and Restated Articles of
                     Incorporation of Bearings, Inc. filed with the Ohio Secretary of State on October 17, 1990 (filed as Exhibit 4(e) to the
                     Bearings, Inc. Form 10-Q for the quarter ended September 30,
                     1990, SEC File No. 1-2299, and incorporated here by reference).

     4(f)            $80,000,000 Maximum Aggregate Principal Amount Note Purchase
                     and Private Shelf Facility dated October 31, 1992 between Bearings,
                     Inc. and The Prudential Insurance Company of America (filed as
                     Exhibit 4(f) to the Bearings, Inc. Form 10-Q for the quarter ended September 30, 1992, SEC File No. 1-2299, and
                     incorporated here by reference).

    10(a)            First Amendment to Bearings, Inc. Supplemental Executive               Attached
                     Retirement Benefits Plan (July 1, 1993 Restatement)
                     clarifying that, effective as of December 31, 1993, each
                     participant was fully vested in his accrued benefits
                     under the Plan.

    10(b)            Bearings, Inc. Deferred Compensation Plan adopted by the
                     Shareholders on October 19, 1993 (filed as Exhibit A to the
                     Bearings, Inc. Proxy Statement dated September 16, 1993,
                     SEC File No. 1-2299, and incorporated here by reference).

    11               Computation of Net Income  Per Share                                   Attached