Form 10-Q
period 1994-03-31
BEARINGS INC /OH/
filed 1994-05-13
CIK 109563

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 1994
                                ---------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                     Commission File Number     1-2299
                                           ----------------

                                 BEARINGS, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                          34-0117420
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)


    3600 Euclid Avenue, Cleveland, Ohio                         44115
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (216) 881-2838
                                                    ---------------------------

                                       None
- - -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------     -------

Shares of common stock outstanding on   March 31, 1994         7,528,891
                                     ------------------------------------------
                                                             (No par Value)

                                 BEARINGS, INC.
                                 --------------
                                     INDEX

__________________________________________________________________________

                                                               Page No.

Part I:    FINANCIAL INFORMATION

   Item 1:     Financial Statements

     Statements of Consolidated Income -
       Three Months and Nine Months
       Ended March 31, 1994 and 1993                              2

     Consolidated Balance Sheets -
       March 31, 1994 and June 30, 1993                           3

     Statements of Consolidated Cash Flows
       Nine Months Ended March 31, 1994 and 1993                  4

     Statements of Consolidated Shareholders' Equity -
       Nine Months Ended March 31, 1994 and
       Year Ended June 30, 1993                                   5

     Notes to Consolidated Financial Statements                 6 - 9

   Item 2:    Management's Discussion and Analysis of
     Financial Condition and Results of Operations             10 - 13


Part II:    OTHER INFORMATION

  Item 1:    Legal Proceedings                                    14

  Item 6:    Exhibits and Reports on Form 8-K                   14 - 16

    Signatures                                                    16

PART I:  FINANCIAL INFORMATION
ITEM I:  Financial Statements
                                        BEARINGS, INC. AND SUBSIDIARIES
                                       ---------------------------------
                                       STATEMENTS OF CONSOLIDATED INCOME
                                                  (Unaudited)
                                      (Thousands, except per share amounts)

_________________________________________________________________________________________________________________________

                                                          Three Months Ended                     Nine Months Ended
                                                                March 31                              March 31
                                                         1994                1993               1994              1993
                                                       -----------------------------          ----------------------------
 Net Sales                                              $239,743            $210,789           $688,740           $613,499
                                                        --------            --------           --------           --------

 Cost and Expenses
   Cost of sales                                         174,245             156,116            505,043            456,636
   Selling, distribution
     and administrative                                   59,018              49,180           166,341             143,704
                                                        --------            --------          --------            --------
                                                         233,263             205,296            671,384            600,340
                                                        --------            --------            -------           --------
 Operating income                                          6,480               5,493             17,356             13,159
                                                        --------              ------           --------           --------

 Interest
   Interest expense                                        1,401               1,623              4,601              3,989
   Interest income                                           (50)                (70)              (165)              (258)
                                                        --------            --------           --------           --------
                                                           1,351               1,553              4,436              3,731
                                                        --------            --------           --------           --------
 Income before income taxes                                5,129               3,940             12,920              9,428
                                                        --------            --------           --------           --------


 Income taxes
   Federal                                                 1,827               1,337              4,333              3,171
   State and local                                           416                 225                989                619
                                                        --------             -------           --------           --------
                                                           2,243               1,562              5,322              3,790
                                                        --------            --------           --------           --------


 Net income                                             $  2,886            $  2,378           $  7,598           $  5,638
                                                        ========            ========           ========           ========

 Net income per share                                   $    .38            $    .33           $   1.01           $    .78
                                                        ========            ========           ========           ========

 Cash dividend per common
   share                                                $    .16            $    .16           $    .48           $    .48
                                                        ========            ========           ========           ========

See notes to consolidated financial statements.

                                        BEARINGS, INC. AND SUBSIDIARIES
                                        -------------------------------
                                          CONSOLIDATED BALANCE SHEETS
                                           (AMOUNTS IN THOUSANDS)

                                             March 31          June 30
                                               1994              1993
                                            ----------        ----------
  Assets                                    (Unaudited)
  ------
Current assets
  Cash and temporary investments            $  6,855           $  4,634
  Accounts receivable, less
   allowance of $3,093 and $2,000            126,919            112,971
  Inventories (at LIFO)                      114,240             95,015
  Other current assets                         2,069              8,613
                                            --------           --------
Total current assets                         250,083            221,233
                                            --------           --------

Property - at cost
  Land                                        11,806             11,265
  Buildings                                   53,767             52,001
  Equipment                                   68,278             66,479
                                            --------           --------
                                             133,851            129,745
  Less accumulated depreciation               52,067             49,695
                                            --------           --------
Property - net                                81,784             80,050
                                            --------           --------
Other assets                                  13,704             14,652
                                            --------           --------
      TOTAL ASSETS                          $345,571           $315,935
                                            ========           ========

  Liabilities and Shareholders' Equity
  ------------------------------------
Current liabilities
  Notes payable                             $ 29,195           $ 22,678
  Accounts payable                            55,217             42,573
  Compensation and related benefits           18,840             18,770
  Other accrued liabilities                    7,598              6,352
                                            --------           --------
Total current liabilities                    110,850             90,373
Long-term debt                                80,000             80,000
Deferred income taxes                          3,271              5,706
Other liabilities                              5,406              4,916
                                            --------           --------
      TOTAL LIABILITIES                      199,527            180,995
                                            --------           --------

Shareholders' equity
Preferred stock - no par value;
 2,500 shares authorized; none
 issued or outstanding
Common stock - no par value; 30,000
 shares authorized; 9,303 shares
 issued                                       10,000             10,000
Additional paid-in capital                     6,711              6,710
Income retained for use in the business      161,928            155,908
Less 1,774 and 1,984 treasury shares -
 at cost                                     (32,595)           (35,489)
Less unearned restricted common
 stock compensation                                              (2,189)
                                            --------           --------
      TOTAL SHAREHOLDERS' EQUITY             146,044            134,940
                                            --------           --------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                $345,571           $315,935
                                            ========           ========

See notes to consolidated financial statements.

                     BEARINGS, INC. AND SUBSIDIARIES
                     -------------------------------
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (UNAUDITED)
                       (AMOUNTS IN THOUSANDS)


                                                      NINE MONTHS ENDED
                                                           MARCH 31
                                                   1994               1993
                                                ------------------------------
______________________________________________________________________________
CASH PROVIDED FROM (USED FOR)

OPERATING ACTIVITIES
Received from customers                          $677,556            $612,191
Paid to suppliers and employees                  (656,370)           (595,496)
Income taxes paid                                  (3,378)             (2,421)
Interest paid                                      (4,532)             (3,364)
Interest received                                     165                 258
______________________________________________________________________________
       Total Operating Activities                  13,441              11,168
______________________________________________________________________________

INVESTING ACTIVITIES
Property purchases                                (12,943)            (10,337)
Proceeeds from property sales                       2,859               3,135
Other                                                 273                (694)
______________________________________________________________________________
       Total Investing Activities                  (9,811)             (7,896)
______________________________________________________________________________

FINANCING ACTIVITIES
Borrowings (repayments) under:
Line-of-credit agreements - net                     4,069             (79,410)
Long-term notes payable                                                80,000
Purchase of treasury stock                         (1,945)
Dividends paid                                     (3,533)             (3,468)
______________________________________________________________________________
       Total Financing Activities                  (1,409)             (2,878)
______________________________________________________________________________

Increase in cash and
  temporary investments                             2,221                 394
Cash and temporary investments
  at beginning of period                            4,634               9,299
______________________________________________________________________________
CASH AND TEMPORARY INVESTMENTS
  AT END OF PERIOD                               $  6,855            $  9,693
______________________________________________________________________________
______________________________________________________________________________


See notes to consolidated financial statements.


                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
              For the Nine Months Ended March 31, 1994 (Unaudited)
                          and Year Ended June 30, 1993
                             (Amounts in Thousands)



___________________________________________________________________________________________________________________________________
                                                                              Income                    Unearned
                                          Shares of               Additional  Retained       Treasury   Restricted     Total
                                          Common Stock   Common   Paid-in     for Use in     Shares     Stock          Shareholders'
                                          Outstanding    Stock    Capital     the Business   - at Cost  Compensation   Equity
____________________________________________________________________________________________________________________________________
BALANCE AT JULY 1, 1992                      7,104       $10,000     $6,636     $151,530     ($39,336)                  $128,830
  Net income                                                                       8,927                                   8,927
  Cash dividends-$.64 per share                                                   (4,640)                                 (4,640)
  Treasury shares issued for:
    401-k Savings Plan contribution             44                       86                       770                        856
    Exercise of stock options                   30                      (19)                      543                        524
    Restricted common stock awards             140                       (2)                    2,505        ($2,503)          0
    Other                                        1                        9                        29                         38
  Amortization of restricted common stock
    compensation                                                                                                 314         314
  Other                                                                               91                                      91
____________________________________________________________________________________________________________________________________
BALANCE AT JUNE 30, 1993                     7,319        10,000      6,710      155,908      (35,489)        (2,189)    134,940
  Pooling of interests with Mainline           196                   (1,409)       1,955        3,542                      4,088
____________________________________________________________________________________________________________________________________
BALANCE AT JULY 1, 1993                      7,515        10,000      5,301      157,863      (31,947)        (2,189)    139,028
  Net income                                                                       7,598                                   7,598
  Cash dividends-$.48 per share                                                   (3,533)                                 (3,533)
  Purchase of common stock
    for treasury                               (59)                                            (1,945)                    (1,945)
  Treasury shares issued for:
    401-k Savings Plan contribution             43                      326                       773                      1,099
    Exercise of stock options                   10                       43                       185                        228
    Restricted common stock awards              13                       53                       233           (286)          0
    Other                                        7                       41                       106                        147
  Amortization of restricted common stock
    compensation                                                        947                                    2,475       3,422
____________________________________________________________________________________________________________________________________
BALANCE AT MARCH 31, 1994                    7,529       $10,000     $6,711     $161,928     ($32,595)            $0    $146,044
____________________________________________________________________________________________________________________________________
____________________________________________________________________________________________________________________________________

See notes to consolidated financial statements.


                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

- - -------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1994 and June 30, 1993, and the results of operations for the three months and nine months ended March 31, 1994 and 1993, and cash flows for the nine months ended March 31, 1994 and 1993.

   The results of operations for the three and nine month periods ended March 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year.

   For its interim statements of consolidated income the Company uses estimated gross profit percentages to compute cost of sales. Adjustments to actual cost are made based on the annual physical inventory.

2. NET INCOME PER SHARE

   Net income per share was computed using the weighted average number of common shares outstanding for the period.

   Average shares outstanding for the computation of net income per share were as follows:

       Three Months Ended            Nine Months Ended
             March 31                    March 31
       1994         1993             1994        1993
       ------------------            -----------------
       7,553       7,294             7,549      7,212

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

   The cumulative effect on previous years from this change in LIFO pools is not determinable. Through March 31, 1994 this change has had no significant effect on the Company's results of operations for the current fiscal year.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

- - -------------------------------------------------------------------------------

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


                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

- - -----------------------------------------------------------------------------

5. SUPPLEMENTAL CASH FLOW INFORMATION

  The following is a reconciliation of net income to total cash provided from (used for) operating activities:

                                             Nine Months Ended
                                                 March 31
                                           1994              1993
                                           ----------------------
  _______________________________________________________________
  Net income                          $  7,598           $  5,638
  Depreciation                          10,036              9,665
  Provision for losses on
    accounts receivable                  1,036              1,404
  Gain on sale of property                (725)               (42)
  Amortization of restricted common
    stock compensation and goodwill      2,675                410
  Treasury shares contributed
    to employee benefit plans            1,099                611
  Changes in current assets and
    liabilities:
       Accounts receivable             (11,083)            (1,308)
       Inventories                     (10,049)              (396)
       Other current assets              1,094                483
       Accounts payable and
         accrued expenses               10,596             (5,671)
  Other - net                            1,164                374
  ---------------------------------------------------------------
  Total cash provided from
     operating activities             $ 13,441           $ 11,168
  ===============================================================

  The Company considers all temporary investments with maturities of three months or less to be cash equivalents for purposes of the statements of consolidated cash flows.

6. PERFORMANCE ACCELERATED RESTRICTED COMMON STOCK

  During the quarter ended March 31, 1994, accelerated vesting occurred for the remaining half of the outstanding performance accelerated restricted common stock (PARS). Previously, these PARS shares had been vesting over a six year period. With the acceleration of vesting, additional expense relating to amortization of PARS compensation of $1,126 was recorded in the quarter ended March 31, 1994. Net of income taxes this charge decreased net income by $676, or $.09 per share. Additional accelerated vesting also occurred in the quarter ended December 31, 1993. For the nine months ended March 31, 1994, total additional expense relating to accelerated vesting of PARS amortization was $2,126. Net of income taxes, this additional expense reduced net income for the nine months ended March 31, 1994 by $1,276, or $.17 per share.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

- - -------------------------------------------------------------------------------

7. BUSINESS COMBINATION

   On March 10, 1994, the Company acquired Mainline Industrial Distributors, Inc., a high quality applied technology distributor of drive systems, rubber products and bearings in exchange for 196,000 shares of Bearings, Inc. common stock. The business combination has been accounted for as a pooling of interests. The Company's previously reported statements of consolidated income have been restated to reflect the Mainline acquisition for the current fiscal year. The prior years' consolidated financial statements have not been restated because the effects are not material.

   Net sales and net income for the separate companies prior to the acquisition are as follows:

                          Bearings, Inc.       Mainline       Combined
                          --------------       --------       --------
  Eight Months Ended
    February 28, 1994

    Net Sales             $  577,726           $ 21,433       $ 599,159
    Net Income                 4,128                101           4,229

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected: (1) the Company's financial condition at March 31, 1994 and June 30, 1993 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
- - -----------------------------
Cash provided from operating activities was $13.4 million in the nine months ended March 31, 1994. This compares to $11.2 million of cash provided from operating activities in the same period a year ago. Increases in cash received from customers, resulting from increased sales, were partially offset by increased payments to suppliers and employees. During the nine months ended March 31, 1994 cash generated from operating activities were used for the purchase of property, purchase of common stock for treasury and dividend payments.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables. The Company has continuing programs to monitor and control these investments. During the nine month period ended March 31, 1994 inventories increased, net of the effect of adopting SFAS No. 109, approximately $13.6 million. Inventories increased by $.4 million in the same period a year ago. This increase is primarily attributed to increasing inventory levels to service the increase in sales volume. Accounts receivable increased by $15.0 million from increased sales volume.

Working capital at March 31, 1994 was $139.2 million compared to $130.9 million at June 30, 1993. The current ratio was 2.3 at March 31, 1994 and 2.4 at June 30, 1993.

Capital Resources
- - -----------------
Capital resources are obtained from income retained in the business, borrowings under the Company's lines of credit and long-term debt, and to a lesser extent, from operating lease arrangements.

Average combined short-term and long-term borrowing was $104.8 million for the nine months ended March 31, 1994 and $107.7 million during the year ended June 30, 1993. The average effective interest rate on the short-term borrowings for the nine months ended March 31, 1994 decreased to 3.8% from an average rate of 4.0% for the year ended June 30, 1993 due to lower prevailing short-term interest rates. The Company has $90 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which is in excess of the banks' prime rate. The Company had $29.2 million of borrowings under these short-term bank lines of credit at March 31, 1994. Unused bank lines of credit of $60.8 million are available for future short-term financing needs.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

Management expects that capital resources provided from operations, available lines of credit and long-term debt will be sufficient to finance normal working capital needs and capital expenditure programs. Management also believes that additional long-term debt and line-of-credit financing could be obtained if desired.

RESULTS OF OPERATIONS
During the quarter the Company completed the acquisition of Mainline Industrial Distributors, Inc., of Appleton, Wisconsin in exchange for 196,000 shares of
Bearings, Inc. common stock.   This acquisition is being accounted for as a
pooling of interests. Mainline is a high quality applied technology distributor of drive systems, rubber products and bearings with nine branches - seven in Wisconsin, one in Minneapolis and one in Elmhurst, Illinois. Mainline accounted for $9,100,000 of sales during the current quarter and $24,900,000 of sales for the nine months ended March 31, 1994. Approximately, $700,000 of non-recurring costs resulting from this business combination were expensed during the quarter. The Company's previously reported statements of consolidated income were restated for the current fiscal year. Prior years' financial statements were not restated because the effects on the results of operations, financial position and cash flows were not material.

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                     Increase (Decrease)
                                    (Dollars in thousands)

                             Three Months Ended        Nine Months Ended
                                  March 31                  March 31
                               1994 and 1993             1994 and 1993
                            ------------------        -------------------
                                       Percent                    Percent
                             Amount     Change         Amount      Change
                            -------     ------        --------     ------
Net sales                   $28,954     13.7%         $ 75,241     12.3%

Cost of sales                18,129     11.6%           48,407     10.6%

Selling, distribution
  and administrative
  expenses                    9,838     20.0%           22,637     15.8%

Operating income                987     18.0%            4,197     31.9%

Interest expense - net         (202)   (13.0)%             705     18.9%

Income before income
  taxes                       1,189     30.2%            3,492     37.0%

Income taxes                    681     43.6%            1,532     40.4%

Net income                      508     21.4%            1,960     34.8%

                      BEARINGS, INC. AND SUBSIDIARIES
                      -------------------------------
        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION

- - ------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 1994 AND 1993
Increases in sales for the quarter were primarily due to volume increases and the acquisition of Mainline. Gross profit, as a percentage of sales, increased from 25.9% to 27.3% from an adjustment of estimated year-to-date costs used to determine cost of sales.

Selling, distribution and administrative expenses increased by 20.0% from higher incentive costs due to the implementation of a new sales commission program for account representatives and sales management, increased advertising costs due to additional marketing programs, higher rental expense due to the leasing of a new mainframe computer, costs associated with the acquisition of Mainline and the vesting of performance accelerated restricted stock (PARS) based upon the price performance of the Company's common stock during the quarter.

Interest expense-net for the quarter decreased by 13.0% through a combination of lower short-term interest rates, lower average indebtedness and offsets of interest expense from interest rate swap agreements.

Income taxes as a percentage of income before taxes were 43.7% in the three months ended March 31, 1994 and 39.6% in the three months ended March 31, 1993. The increase is attributed to the increase in Federal tax rates in the current year and an overall increase in our effective Federal, State and local tax rates from non-deductible expenses.

As a result of the above factors, net income increased by 21.4% compared to the same quarter of last year.

NINE MONTHS ENDED MARCH 31, 1994 AND 1993
Increases in sales for the period were principally due to volume increases and the acquisition of Mainline. Gross profit, as a percentage of sales, increased from 25.6% to 26.7% from higher purchase discounts and allowances and an adjustment of estimated year-to-date costs used to determine cost of sales.

Selling, distribution and administrative expenses increased by 15.8% from higher 401-K contributions due to an enhancement of the 401-K plan, higher incentive costs due to the implementation of a new sales commission program for account representatives and sales management, higher rental expense due to the leasing of a new mainframe computer, costs associated with the acquisition of Mainline, increased advertising costs due to additional marketing programs and the vesting of the PARS based upon the price performance of the Company's common stock during the period.

Interest expense - net for the period increased 18.9% as a result of the issuance of $80 million of long-term debt in December of 1992 and repayment of previously existing short-term debt. As long-term interest rates are higher than short-term interest rates, interest expense increased. The increased expense was partially offset by net interest earned under interest rate swap agreements and lower average borrowings during the period.

Income taxes as a percentage of income before income taxes were 41.2% in the nine months ended March 31, 1994 and 40.2% in the nine months ended March 31, 1993. This increase is primarily due to higher effective Federal tax rates.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

- - -----------------------------------------------------------------------------

As a result of the above factors, net income increased by 34.8% compared to the same period of last year.

ADDITIONAL COMMENTARY
Improved operating results for the period were achieved through improvement in sales and higher gross margins. The Company should achieve further sales gains compared with prior year during the final quarter of its fiscal year ended June 30, 1994.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.
           ------------------

           Registrant incorporates by reference herein the description of the case captioned SAMMIE ADKINS, ET AL. VS. A. P. GREEN INDUSTRIES, INC., ET AL., Summit County Court of Common Pleas, Case No. ACV 88-7- 2398 (and related cases) found in Item 3 "Pending Legal Proceedings" contained in the Registrant's Form 10-K for the fiscal year ended June 30, 1993. Notwithstanding possible indemnification from suppliers and insurance, Registrant believes, based upon circumstances presently known, that such cases are not material to its business or its financial condition.

           Registrant also incorporates by reference herein the description of the case captioned KING BEARING, INC. VS. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Registrant's Form 10-K for the fiscal year ended June 30, 1993. The case is now pending in the California Court of Appeal. Registrant believes that such case will have no material adverse effect on its business or financial condition.


ITEM 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

    (a)    Exhibits.
           ---------
           Exhibit No.            Description
           -----------            -----------
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


              4(d) Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988
                             (filed as Exhibit 4 to the Bearings, Inc.
                             Form 10-K for the fiscal year ended
                             June 30, 1989, SEC File No. 1- 2299, and incorporated here by reference).

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

             10 Schedule pursuant to Instruction 2 of Item 601(a) of Regulation S-K identifying the directors and executive officers executing Director and Officer
                             Indemnification Agreements, in the form filed as Appendix A to the Bearings, Inc. Proxy Statement dated September 17, 1992, SEC File No. 1-2299, and incorporated here by reference. The Schedule reflects the addition of Dr. Jerry Sue Owens, who was elected a Director of Class I on January 20, 1994, as was reported in the Registrant's Form
                             10-Q for the quarter ended December 31, 1993.

             11              Computation of Net Income Per Share.




               (b) The Registrant did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended
                             March 31, 1994.





                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               BEARINGS, INC.
                                               (Registrant)


Date:  May 13, 1994                             By: /s/ John R. Whitten
                                                    ----------------------------
                                                    John R. Whitten
                                                    Vice President--Finance &
                                                     Treasurer
                                                    (Principal Financial
                                                     Officer)

Date:  May 13, 1994                              By: /s/ Mark O. Eisele
                                                     ---------------------------
                                                     Mark O. Eisele
                                                     Controller
                                                     (Chief Accounting Officer)


                                 BEARINGS, INC.

                                 EXHIBIT INDEX
               TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994

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

             10              Schedule  pursuant to Instruction 2 of Item 601(a)            Attached
                             of Regulation S-K identifying the directors and
                             executive officers executing Director and Officer
                             Indemnification Agreements in the form filed as
                             Appendix A to the Bearings, Inc. Proxy Statement
                             dated September 17, 1992, SEC File No. 1-2299, and
                             incorporated here by reference.  The Schedule
                             reflects the addition of Dr. Jerry Sue Owens, who
                             was elected a Director of Class I on January 20,
                             1994, as was reported in the Registrant's Form
                             10-Q for the quarter ended December 31, 1993.

             11              Computation of Net Income Per Share.                          Attached

