Form 10-K
period 1994-06-30
BEARINGS INC /OH/
filed 1994-09-26
CIK 109563

                                   FORM 10-K
                       SECUTITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For The Fiscal Year Ended June 30, 1994

                           Commission File No. 1-2299

                                 BEARINGS, INC.
             (Exact name of registrant as specified in its charter)

                            OHIO                                         34-0117420
                 (State or other jurisdiction of                   (I.R.S. Employer
                 incorporation or organization)                     Identification No.)

                   3600 Euclid Avenue, Cleveland, Ohio 44115
              (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (216) 881-8900.

                     Securities registered pursuant to Section 12(b) of the Act:

                Title of each class        Name of exchange on which registered
                -------------------        ------------------------------------
                 Common Stock without               New York Stock Exchange
                   par value

                Securities registered pursuant to Section 12(g) of the Act: None


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
                 requirements for the past 90 days.  Yes  X       No
                                                         ----        ----
                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                 The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on September 1, 1994: $229,558,403.

                 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                              Class            Outstanding at September 1, 1994
                              -----            --------------------------------
                 Common Stock without par value           7,595,947


                      DOCUMENTS INCORPORATED BY REFERENCE

                 Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

                               (1) Bearings, Inc. 1994 Annual Report
                               to shareholders for the
                               fiscal year ended June 30,
                               1994, portions of which are
                               incorporated by reference
                               into Parts I, II and IV of
                               this Form 10-K; and,

                               (2) Bearings, Inc. Proxy Statement
                               dated September 16, 1994,
                               portions of which are
                               incorporated by reference
                               into Parts III and IV of this
                               Form 10-K.

                                    PART I.
                                    -------
                               ITEM 1.  BUSINESS.
                                        ---------
                            BEARINGS, INC., an Ohio corporation, and its
                 wholly-owned operating subsidiaries, BRUENING BEARINGS, INC., a Kentucky corporation, DIXIE BEARINGS, INCORPORATED, a Tennessee corporation, KING BEARING, INC., a California corporation, and MAINLINE INDUSTRIAL DISTRIBUTORS, INC., a Wisconsin corporation, are in the business of selling and distributing bearings, mechanical and electrical drive systems, industrial rubber products, fluid power transmission components and specialty maintenance and repair products manufactured by others. Bearings, Inc. and its wholly-owned operating subsidiaries are hereafter referred to in this Report as the "Company", unless the context indicates otherwise. The Company's executive offices are located at 3600 Euclid Avenue, Cleveland, Ohio. The Company and predecessor companies have been engaged in this business since 1923. Bearings, Inc. was incorporated under the laws of Delaware in 1928 and reincorporated from Delaware to Ohio in 1988.

                            (a)  GENERAL DEVELOPMENT OF BUSINESS.
                                 --------------------------------
                            During fiscal 1994, the Company established a
                 physical presence in strategic geographic markets in the Upper Midwest. In the summer of 1993, the Company opened two branches in the Chicago area, the largest industrial market in the nation. In March 1994, the Company acquired Mainline Industrial Distributors, Inc. of Appleton, Wisconsin in exchange for 196,000 shares of Company Common Stock. The Mainline acquisition added nine branches to the Company's network, including seven in Wisconsin, one in Minneapolis and one in Chicago. All continue to operate under the Mainline name. Four additional Chicago-area branches were acquired by the Company for cash in May 1994.

                            Also in fiscal 1994, the Company's implementation
                 of Total Quality Management ("TQM") continued on course. TQM is aimed at maximizing customer satisfaction and improving all aspects of the Company's business, while increasing the understanding, involvement and overall teamwork of the Company's employees at all levels. Virtually all Company branches have undergone quality audits by Company management. Since its adoption of TQM, the Company has been honored with quality-supplier awards from dozens of its customers.

                            In July 1993, John R. Cunin, a Director and former
                 Chairman & Chief Executive Officer of the Company, died after 45 years of service to the Company. Dr. Jerry Sue Thornton, president of Cuyahoga Community College, was elected in January 1994 to fill the vacancy on the Board of Directors. Also in July 1993, Richard C. Shaw, previously Director of Corporate Communications, was appointed to serve as Vice President-Communications & Public Relations.

                                 Further information regarding
                 developments in the Company's business can be found in the Bearings, Inc. 1994 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 and 11, which is incorporated herein by reference.


                            (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.
                                 ----------------------------------------------
                            The Company considers its business to involve only
                 one industry segment.

                            (c)  NARRATIVE DESCRIPTION OF BUSINESS.
                                 ----------------------------------
                            PRODUCTS.  The Company engages in the distribution
                 and sale of ball, roller, thrust and linear type bearings, mechanical, electrical and fluid power transmission components, industrial rubber products and specialty items used in connection with the foregoing such as seals, lubricants, locking devices, sealing compounds, adhesives and tools for use therewith. Although the Company does not generally manufacture the products that it sells, it does assemble filter carts, fluid power units, speed reducers and electrical panels.

                            The Company is a non-exclusive distributor for
                 numerous manufacturers of the products which it sells. The principal bearing lines distributed by the Company are:
                 American, Barden, Cooper, FAG, INA, Kaydon, MB Bearings, McGill, Rexnord/PTC, Sealmaster, MRC, SKF, Thomson, Timken and Torrington/Fafnir. The principal power transmission components distributed by the Company are: Aeroquip, ARO, Baldor, Browning, Dana, Eaton, Falk, FMC, Gates, Goodyear, Jeffrey, Kop-Flex, Lincoln Electric, Lovejoy, Martin, Morse, Reliance/Dodge, Rexnord/PTC, Schrader Bellows, and U.S. Electrical Motors. Specialty and other items, including bronze, babbit, nylon, rubber, seals, sealants, "O" rings, retaining rings, adhesives, lubricants, maintenance equipment and tools, are purchased from various manufacturers. The principal suppliers of specialty and other items are: CR Industries, Dow Corning, Garlock, Loctite, J.M. Clipper, National/Federal Mogul, OTC, Parker Hannifin, Rotoclip and Symmco. The Company believes that its relationships with its suppliers are generally good and that the Company can continue to represent these suppliers. The loss of certain of these suppliers could have an adverse effect on the Company's business.

                            Based upon the Company's analysis of product dollar
                 sales volume for the fiscal year ended June 30, 1994, bearings (including mounted bearings, which in some contexts are categorized as power transmission components) represented 50%, power transmission components (including certain rubber and fluid power products) represented 38%, and specialty and other items represented 12% of sales. For the year ended June 30, 1993, bearings represented 52%, power transmission components represented 32%, and specialty and other items represented 16% of sales. For the year ended June 30, 1992, bearings represented 53%, power transmission components 32%, and specialty and other items 15% of sales.

                            The Company rebuilds precision machine spindles and
                 live centers at its Spindle Lab in Cleveland, Ohio.
                 Mechanical shops located in Cleveland, Ohio; Corona, California; Longview, Washington; Modesto, California; Fort Worth, Texas; Carlisle, Pennsylvania; Butte, Montana; and Florence, Kentucky rebuild and assemble speed reducers, provide custom machining and assemble fluid power systems to customer specifications. Fluid power centers located in Kent, Washington, Corona, California and Worcester, Massachusetts, provide customers with technical expertise. The Company also operates rubber shops in Arlington, Texas; Longview, Washington; Corona, California; Modesto, California; Tucson, Arizona; Atlanta, Georgia; Dayton, New Jersey; and Crestwood, Illinois to modify conveyor belts and provide hose assemblies in accordance with customer requirements.

                            SERVICES.  The Company's sales personnel advise and
                 assist customers with respect to the selection and application of various bearings, related accessories and power transmission components. The Company considers this advice and assistance to be an integral part of its overall sales efforts. Company sales personnel consist of inside customer service and field account representatives assigned to each branch, in addition to representatives assigned as industry and product specialists. Inside customer service representatives receive, process and expedite customer orders, provide pricing and product information, and provide assistance to field account representatives in servicing customers. Field account representatives make on-site calls to customers and potential customers to provide product and pricing information, make surveys of customer requirements and recommendations, and assist in the implementation of maintenance programs. The Company maintains inventory levels in each branch that are tailored to meet the immediate needs of its customers and maintains back-up inventory in its distribution centers, thereby enabling customers to minimize their own inventories. Such inventories consist of certain standard items stocked at most branches as well as other items related to the specific needs of customers in the particular locale. Due to its high percentage of sales in the maintenance and replacement market, the Company believes that service is more important than price in its sales effort, although price is a competitive factor. As a result, the business of each branch is concentrated largely in the geographic area in which it is located. Special products or products for export may be sold from a number of locations.

                            Timely delivery of products to customers is an
                 integral part of the service that the Company provides. Branches and distribution centers utilize the most effective method of transportation available to meet customer needs including both surface and air common carrier and courier services. The Company also maintains a fleet of delivery vehicles to provide for delivery to customers. These transportation services and delivery vehicles are also utilized for movement of products between suppliers, distribution centers and branches to assure availability of merchandise for customer needs.

                            The Company's ability to service its customers is
                 enhanced by its computerized inventory and sales information systems. The Company's point-of-sale OMNEX(TM) 2.0 computer system gives all Company locations on-line access to inventory, sales analysis and data. Inventory and sales information is updated as transactions are entered. The OMNEX(TM) 2.0 system permits direct access for order entry, pricing and price-auditing, order expediting and back order review. The Company's computer system also permits Electronic Data Interchange (EDI) with participating customers. Nine network-integrated computer sites serve all branches, distribution centers and service facilities. Three additional network-integrated computer systems in Cleveland are tied into a mainframe computer for sales analysis, management information and accounting applications.

                            The Company's operations contrast sharply with
                 those of manufacturers whose products it sells in that the manufacturers generally confine their direct sales activities to large-volume transactions with original equipment manufacturers who incorporate the components purchased into the products they make. The manufacturers generally do not sell replacement components directly to the customer but refer the customer to the Company or another nearby distributor, although there is no assurance that this practice will continue.

                            Patents, trademarks and licenses do not have a
                 significant effect on the Company's business.

                            MARKETS AND METHODS OF DISTRIBUTION.  The Company
                 estimates that approximately 85% of its sales are in the maintenance and replacement market, the balance being sales for original equipment. The Company purchases from over 100 major suppliers of bearings, power transmission components and related items and resells to a wide range of customers, which include industrial plants of all kinds, machine shops, mines, paper mills, public utilities, all modes of transportation, defense establishments and other government agencies, garages, textile mills, food processing plants, schools and universities, hospitals, high technology businesses, contractors, agricultural concerns and other enterprises using any form of machine, vehicle or implement that contains bearings, power transmission components or related maintenance items. Its customers range from the largest industrial concerns in the country to the smallest. The Company's business is not significantly dependent upon a single customer or group of customers, the loss of which would have a material adverse effect upon the Company's business as a whole, and no single customer of the Company accounts for more than 2% of the Company's total sales.

                            During fiscal 1994, 5 branches were closed or
                 consolidated with other branches and 21 branches were newly opened or acquired. On June 30, 1994, the Company had 339 branches in 40 states. The Company has no operations outside the continental United States.

                            The Company's export business during the fiscal
                 year ended June 30, 1994 and prior fiscal years was less than 2% of net sales, and is not concentrated in any one geographic area.

                            COMPETITION.  The Company considers its overall
                 business to be highly competitive. The Company's principal competitors are other specialized bearing and power transmission distributors and industrial parts distributors, and, to a lesser extent, mine and mill supply houses. These competitors include single and multiple branch operations, some of which are divisions or subsidiaries of larger organizations that may have greater financial resources than the Company. There is a trend in the industry toward larger multiple branch operations. The Company also competes with the manufacturers of original equipment and their distributors in the sale of maintenance and replacement bearings, power transmission components and related items. Some of these manufacturers may have greater financial resources than the Company. The competitors and the number of competitors vary throughout the geographic areas in which the Company does business. As a distributor, the Company's market continues to be influenced by competitive products of European and Asian manufacturers, which are sold in the United States. The Company continues to develop and implement marketing strategies to maintain a competitive position.

                            The Company is one of the leading distributors of
                 replacement bearings, power transmission components and related items in the United States, but the Company's share of the market for those products is relatively small compared to the portion of that market serviced by original equipment manufacturers and other distributors, including dealers in distressed and surplus merchandise. The Company may not be the largest distributor in each of the geographic areas in which a branch is located.

                            BACKLOG AND SEASONALITY.  The Company does not have
                 a substantial backlog of orders and backlog is not significant in the business of the Company since prompt delivery of the majority of the Company's products is essential to the Company's business. The Company does not consider its business to be seasonal.

                            RAW MATERIALS AND GENERAL BUSINESS CONDITIONS.  The
                 Company's operations are dependent upon general industrial activities and economic conditions and would be adversely affected by the unavailability of raw materials to its suppliers or by any prolonged recession or depression that has an adverse effect on American industrial activity generally.

                            NUMBER OF EMPLOYEES.  On June 30, 1994, the Company
                 had 4056 employees (not including the Company's executive officers). None of the Company's employees are covered by collective bargaining. The Company considers its relationship with its employees to be generally favorable.

                            WORKING CAPITAL.  The Company's working capital
                 position is disclosed in the financial statements referred to at Item 8 on page 12 of this Report and is discussed in "Management's Discussion and Analysis" set forth in the Bearings, Inc. 1994 Annual Report to shareholders on pages 10 and 11.

                            The Company requires substantial working capital
                 related to accounts receivable and inventories. Significant amounts of inventory are required to be carried to meet rapid delivery requirements of customers. The Company generally requires all payments for sales on account within 30 days and generally customers have no right to return merchandise. Returns are not considered to have a material effect on the Company's working capital requirements. The Company believes that such practices are consistent with prevailing industry practices in these areas.

                            ENVIRONMENTAL LAWS.  The Company believes that
                 compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon capital expenditures, earnings or competitive position of the Company.

                            (d)   FINANCIAL INFORMATION ABOUT FOREIGN AND
                                  ---------------------------------------
                                  DOMESTIC OPERATIONS AND EXPORT SALES.
                                  -------------------------------------
                            The Company has no operations outside the
                 continental United States. The Company's export business during the fiscal year ended June 30, 1994, and prior fiscal years, was less than 2% of net sales, and is not concentrated in any one geographic area.

                              ITEM 2.  PROPERTIES.
                                       -----------
                            The Company owns or leases the properties in which
                 its offices, branches, distribution centers, shops and corporate facilities are located. As of June 30, 1994, the real properties at 187 locations were owned by the Company, while 164 locations were leased by the Company. Certain property locations may contain multiple operations, such as a branch and a distribution center.

                            The principal real properties owned by the Company
                 (each of which has more than 20,000 square feet of floor space) are: the corporate office building in Cleveland, Ohio; the corporate finance and information services office building in Cleveland, Ohio; the Cleveland East branch in Cleveland, Ohio; the Prospect mechanical shop in Cleveland, Ohio; the Midwest Distribution Center in Florence, Kentucky; the John R. Cunin Distribution Center in Carlisle, Pennsylvania; and the Portland branch and Portland Distribution Center in Portland, Oregon. The principal real properties leased by the Company (each of which has more than 20,000 square feet of floor space) are: the Corona offices and Corona Distribution Center in Corona, California; the Fulton Industrial branch and J. L. Lammers Distribution Center in Atlanta, Georgia; the Fort Worth Distribution Center in Fort Worth, Texas; the Long Beach branch in Long Beach, California; the San Jose branch in San Jose, California; the Worcester branch and fluid power center in Worcester, Massachusetts; the Longview branch and Longview Distribution Center in Longview, Washington; the Appleton offices and branch in Appleton, Wisconsin; and the Milwaukee branch in Milwaukee, Wisconsin.

                            The Company considers the properties owned or
                 leased to be generally sufficient to meet its requirements for office space and inventory stocking. The size of the buildings in which the Company's branches are located is primarily influenced by the amount of inventory required to be carried to meet the needs of the customers of the branch. All of the real properties owned or leased by the Company are being utilized by the Company in its business except for certain properties, which in the aggregate are not material and are either for sale or lease to third parties due to relocation or closing of a facility. Unused portions of buildings may be leased or subleased to others.

                            Generally, when opening a new branch, the Company
                 will lease space for a term not exceeding five years. Then, as the business develops, suitable property may be purchased or leased for relocation of the branch. A new general purpose office-storeroom building may be constructed. However, the Company has no fixed policy in this regard, and in each instance the final decision is made on the basis of availability and cost of suitable property in the local real estate market, whether purchased or leased. The Company does not consider any one of its properties to be material, because it believes that if it becomes necessary or desirable to relocate any of its branches and distribution centers, other suitable properties could be found.

                            During the fiscal year ended June 30, 1994, the
                 Company opened or acquired 21 new branches and closed or consolidated 5 branches.

                      ITEM 3.  PENDING LEGAL PROCEEDINGS.
                               -------------------------

                            In 1989, Bearings, Inc. was served with a Second
                 Amended Complaint in a case captioned SAMMIE ADKINS, ET AL. V.
                 A. P. GREEN INDUSTRIES, INC., ET AL., Summit County Court of Common Pleas Case No. ACV 88- 7-2398, naming it as an additional defendant, along with over 200 other defendants. Subsequently, 17 additional cases were filed in the same court naming Bearings, Inc. as a defendant and setting forth virtually the same allegations against many of the same defendants on behalf of different plaintiffs. These cases are known generally as the Akron Tireworker Asbestos Cases and allege that the plaintiffs (including spouses in some cases) were injured due to exposure to asbestos while working for various tire and rubber companies in the greater Akron, Ohio area. In each case the employee plaintiff has sued for $500,000 compensatory and $500,000 punitive damages. About 40% of the plaintiffs in the cases are spouses of the employees, and the spouse plaintiffs have each sued for $50,000 compensatory and $50,000 punitive damages.

                            Preliminary information made available to the
                 Company indicates that Bearings, Inc. has been named a defendant in these cases only as a supplier of certain products manufactured by others, which products allegedly contained asbestos. Due to the court's case management order, the proceedings as they relate to Bearings, Inc. are in the preliminary stages; the Company believes, however, based upon circumstances presently known that such cases are not material to its business or its financial condition. The Company intends to defend these cases vigorously. Even if liability were assessed, the Company would seek indemnification from its suppliers and its insurance carriers.

                            In 1992, a jury in a case captioned KING BEARING,
                 INC., ET AL. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31, awarded a $32.4 million judgment against King Bearing, Inc., a wholly-owned subsidiary of Bearings, Inc.; however, as explained below, the Company believes that this judgment will have no material adverse effect on its business or financial condition. The verdict was based on contractual and other claims asserted by various cross- complainants against King Bearing in a breach of contract and unfair competition case initially filed by King Bearing in 1987. The suit, which involved a former owner of King Bearing, was pending at the time Bearings, Inc. acquired King Bearing in June 1990. All events relative to the judgment occurred prior to the Company's purchase of King Bearing. Although Bearings, Inc. was subsequently named as a party to the lawsuit in 1991, the jury found no liability on the part of Bearings, Inc. Under the 1990 Stock Purchase Agreement relative to the acquisition of King Bearing, both Bearings, Inc. and King Bearing were specifically indemnified by the ultimate parent of the former owner of King Bearing (whose stockholders' equity exceeded $3 billion at June 30,

                  1994) for any damages or loss related to the judgment.  The judgment is being strongly contested by counsel retained by the indemnitor on behalf of King Bearing, and in September 1992, the trial court granted the motion of King Bearing for a new trial as to all but $219,000 in damages returned by the jury. A notice of appeal was filed by the cross-complainants, and the case is now pending in the California Court of Appeal, Fourth Appellate District.

                   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                            ----------------------------------------------------
                            No matters were submitted to a vote of security
                 holders of Bearings, Inc. during the last quarter of the fiscal year ended June 30, 1994.


                              EXECUTIVE OFFICERS OF THE REGISTRANT.
                              -------------------------------------
                            The Executive Officers are elected for a term of
                 one year, or until their successors are chosen and qualified, at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders. The following is a listing of the Executive Officers of Bearings, Inc. and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Bearings, Inc. and the persons were elected to their present positions on October 19, 1993:

                                  JOHN C. DANNEMILLER.  Mr. Dannemiller
                             is Chairman (since January 1992), Chief
                             Executive Officer (since January 1992) and a
                             Director (since 1985). He was President (from January 1990 to January 1992), Chief Operating Officer (from October 1988 to January 1992) and Executive Vice President (from 1988 to January
                             1990).  He is 56 years of age.

                                  JOHN C. ROBINSON.  Mr. Robinson is
                             President (since January 1992), Chief Operating Officer (since January 1992), and a Director (since 1991). He was Vice President (from October 1989 to January 1992) and Executive Vice President & General Manager of the Corporation's wholly-owned subsidiary, King Bearing, Inc. (from June 1990 to October 1991). He was Director of Development & Strategic Planning from 1987 to October 1989. He is 52 years of age.

                                  MARK O. EISELE.  Mr. Eisele is
                             Controller (since October 1992).  He was
                             Manager of Internal Audit (from June 1991 to
                             October 1992). Prior to that, Mr. Eisele was a Senior Manager with Deloitte & Touche. He is 37 years of age.

                                   FRANCIS A. MARTINS.  Mr. Martins is
                             Vice President-Marketing (since May 1992). He was Vice President, Industrial Aftermarket Operations for SKF USA Inc., a manufacturer of bearings and related products (from 1985 to May 1992). He is 51 years of age.

                                   FREDERICK L. MOHR.  Mr. Mohr is Vice
                             President-Sales & Marketing (since 1983). He is 64 years of age.

                                   RICHARD C. SHAW.  Mr. Shaw is Vice
                             President-Communications & Public Relations
                             (since July 1993). He was Director of Corporate Communications from 1989 to July 1993. He is 45 years of age.

                                    ROBERT C. STINSON.  Mr. Stinson is Vice
                             President-General Counsel (since 1989) and
                             Secretary (since October 1990). He was Assistant Secretary (from 1978 to October 1990). He is 48 years of age.

                                     JOHN R. WHITTEN.  Mr. Whitten is Vice
                             President-Finance & Treasurer (since October
                             1992). He was Vice President (since 1985) and Controller (from 1981 to October 1992). He is 48 years of age.


                                                 PART II.
                                                 --------
                    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                             -------------------------------------------------
                                           STOCKHOLDER MATTERS.
                                           --------------------
                            The Company's Common Stock, without par value, is
                 listed for trading on the New York Stock Exchange. The information concerning the principal market for the Company's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 1994 and 1993 and the number of shareholders of record as of September 1, 1994 is set forth in the Bearings, Inc. 1994 Annual Report to shareholders on page 25, under the caption "Quarterly Operating Results and Market Data", and such information is incorporated here by reference.

                                   ITEM 6.  SELECTED FINANCIAL DATA.
                                            ------------------------
                            The summary of selected financial data for each of
                 the last five years is set forth in the Bearings, Inc. 1994 Annual Report to shareholders in the table on pages 26 and 27 under the caption "10 Year Summary" and is incorporated here by reference.

                 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          -------------------------------------------------
                                CONDITION AND RESULTS OF OPERATIONS.
                                ------------------------------------
                            The "Management's Discussion and Analysis" is set
                 forth in the Bearings, Inc. 1994 Annual Report to shareholders on pages 10 and 11 and is incorporated here by reference.

                   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                            --------------------------------------------
                            The following consolidated financial statements and
                 supplementary data of Bearings, Inc. and subsidiaries for the 1994, 1993 and 1992 fiscal years and the independent auditors' report listed below, which are included in the Bearings, Inc. 1994 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed herewith:


CAPTION                                                                        PAGE NO.
- - -------                                                                        --------

Financial Statements:

     Statements of Consolidated
     Income for the Years Ended
     June 30, 1994, 1993 and 1992                                                   12

     Consolidated Balance Sheets
     June 30, 1994 and 1993                                                         13

     Statements of Consolidated
     Cash Flows for the Years Ended
     June 30, 1994, 1993 and 1992                                                   14

     Statements of Consolidated
     Shareholders' Equity for the
     Years Ended June 30, 1994,
     1993 and 1992                                                                  15

     Notes to Consolidated
     Financial Statements for the
     Years Ended June 30, 1994, 1993
     and 1992                                                                    16 - 22

Independent Auditors' Report                                                        23

     Supplementary Data:

          Quarterly Operating Results and
          Market Data                                                               25

                 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                          ------------------------------------------------
                              ACCOUNTING AND FINANCIAL DISCLOSURE.
                              ------------------------------------
                                         Not applicable.


                                             PART III.
                                             ---------
                 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                           ---------------------------------------------------
                          The information required by this Item as to the
                 Directors is set forth in the Bearings, Inc. Proxy Statement dated September 16, 1994 on pages 3 through 5 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to the Executive Officers has been furnished in this Report on pages 10 and 11 in Part I, after Item 4, under the caption "Executive Officers of the Registrant". The information required by this Item as to Forms 3, 4 and 5 reporting delinquencies is set forth in the Bearings, Inc. Proxy Statement dated September 16, 1994 on page 18 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated here by reference.


                              ITEM 11.  EXECUTIVE COMPENSATION.
                                        -----------------------
                          The information required by this Item is set forth in
                 the Bearings, Inc. Proxy Statement dated September 16, 1994, under the captions "Summary Compensation" on pages 8 and 9, "Aggregate Option/SAR Exercises and Fiscal Year-End Option Value Table" on page 9, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 10, "Compensation of Directors" on page 14, "Deferred Compensation Plan for Non-employee Directors" on page 15, "G. L. LaMore Consulting Agreement" on page 16, "Deferred Compensation Plan" on page 16, and "Severance Payment Agreements" on pages 16 and 17, and is incorporated here by reference.


                           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                                     -----------------------------
                               BENEFICIAL OWNERS AND MANAGEMENT.
                               ---------------------------------
                          (a) Information concerning the security ownership of certain beneficial owners is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page 6 of the Bearings, Inc. Proxy Statement dated September 16, 1994, and is incorporated here by reference.

                          (b) Information concerning security ownership of management is set forth under the caption "Security Ownership of Management" on page 7 of the Bearings, Inc. Proxy Statement dated September 16, 1994, and is incorporated here by reference.

              ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                        ----------------------------------------------
                                       Not applicable.

                                          PART IV.
                                          --------

                 ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL
                           -----------------------------------------
                         STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
                         --------------------------------------------
                 (a)1.  FINANCIAL STATEMENTS.
                        ---------------------
                          The following consolidated financial statements of
                 the Company, notes thereto, the independent auditors' report and supplemental data are included in the Bearings, Inc. 1994 Annual Report to shareholders on pages 12 through 23 and page 25, and are incorporated by reference in Item 8 of this Report.

                                        Caption
                                        -------
                        Statements of Consolidated Income for the Years Ended June 30, 1994, 1993 and 1992

                        Consolidated Balance Sheets
                        June 30, 1994 and 1993

                        Statements of Consolidated Cash Flows for the Years Ended June 30, 1994, 1993 and 1992

                        Statements of Consolidated Shareholders'
                        Equity for the Years Ended June 30, 1994,
                        1993 and 1992

                        Notes to Consolidated Financial Statements for the Years Ended June 30, 1994, 1993
                        and 1992

                        Independent Auditors' Report

                        Supplementary Data:
                        Quarterly Operating Results and Market Data

                 (a)2.  FINANCIAL STATEMENT SCHEDULES.
                        ------------------------------
                          The following Report and Schedules are included in
                 this Part IV, and are found in this Report at the pages indicated:


                        Caption                                      Page No.
                        -------                                      --------
                        Independent Auditors' Report                    20


                       Schedule V - Property, Plant
                       and Equipment                             21

                       Schedule VI - Accumulated
                       Depreciation and Depletion of
                       Property, Plant and Equipment             22

                       Schedule VIII - Valuation and
                       Qualifying Accounts                       23

                       Schedule IX - Short Term
                       Borrowings                                24


                          All other schedules for which provision is made in
                 the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the required information is included in the financial statements and notes thereto.

                 (a)3.  EXHIBITS.
                        ---------
                           * Asterisk indicates an executive compensation plan or arrangement.


         Exhibit
         No.                                        Description
         -------                                    -----------
         3(a)                                  Amended and Restated
                                               Articles of Incorporation of
                                               Bearings, Inc., an Ohio
                                               corporation, filed with  the
                                               Ohio  Secretary  of  State on
                                               October 18, 1988 (filed as
                                               Exhibit 4(a) to the Bearings,
                                               Inc. Form 8-K dated October
                                               21, 1988, SEC File No.
                                               1-2299, and incorporated here
                                               by reference).

         3(b)                                   Code of Regulations of
                                               Bearings, Inc., an Ohio
                                               corporation, adopted
                                               September 6, 1988 (filed as
                                               Exhibit 4(b) to the Bearings,
                                               Inc. Form 8-K dated October
                                               21, 1988, SEC File No.
                                               1-2299, and incorporated here
                                               by reference).

         3(c)                                   Certificate of Amendment of
                                               Amended and Restated Articles
                                               of Incorporation of Bearings,
                                               Inc., an Ohio corporation,
                                               filed with the  Ohio
                                               Secretary  of State on
                                               October 27, 1988 (filed as
                                               Exhibit 4(c) to the Bearings,
                                               Inc. Form 10-Q for the
                                               quarter ended September 30,
                                               1988, SEC File No. 1-2299,
                                               and incorporated here by
                                               reference).


                 3(d)            Certificate of Amendment of
                                 Amended and Restated Articles
                                 of Incorporation of Bearings,
                                 Inc. filed with the Ohio
                                 Secretary of State on October
                                 17, 1990 (filed as Exhibit
                                 4(e) to the Bearings, Inc.
                                 Form 10-Q for the quarter
                                 ended September 30, 1990, SEC
                                 File No. 1-2299, and
                                 incorporated here by
                                 reference).

                 4(a)            Certificate of Merger of
                                 Bearings, Inc. (Ohio) and
                                 Bearings, Inc. (Delaware)
                                 filed with the Ohio Secretary
                                 of State on October 18, 1988
                                 (filed as Exhibit 4 to the
                                 Bearings, Inc. Annual Report
                                 on Form 10-K for the fiscal
                                 year ended June 30, 1989, SEC
                                 File No. 1-2299, and
                                 incorporated here by
                                 reference).

                 4(b)            $80,000,000 Maximum
                                 Aggregate Principal Amount
                                 Note Purchase and Private
                                 Shelf Facility dated October
                                 31, 1992 between Bearings,
                                 Inc. and The Prudential
                                 Insurance Company of America
                                 (filed as Exhibit 4(f) to the
                                 Bearings, Inc. Form 10-Q for
                                 the quarter ended September
                                 30, 1992, SEC File No.
                                 1-2299, and incorporated here
                                 by reference).

             *10(a) Form of Executive Severance Agreement between the Company and 7 executive officers (filed as Exhibit 10(b) to the Bearings, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1989, SEC File No. 1-2299, and incorporated here by reference), together with schedule pursuant to Instruction 2 of Item 601(a) of Regulation S-K identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed.

             *10(b) Form of amendment dated January 17, 1991 amending the Executive
                                 Severance Agreements filed as
                                 Exhibit 10(b) to the Bearings, Inc.
                                 Annual Report on Form 10-K for the
                                 fiscal year ended June 30, 1989
                                 (filed as Exhibit 19(a) to the
                                 Bearings, Inc. Form 10-Q for the
                                 quarter ended December 31, 1990, SEC
                                 File No. 1-2299, and incorporated
                                 here by reference).  The amendment
                                 is applicable to all executive
                                 officers named in the schedule filed
                                 as part of Exhibit 10(a) of this
                                 Report and that schedule is
                                 incorporated here by reference.

               *10(c) A written description of the Directors' compensation program is found in the Bearings, Inc. Proxy Statement dated September 16, 1994, SEC File No. 1-2299, on pages 14 and 15 under the caption "Compensation of Directors", and is incorporated here by reference.

               *10(d) Deferred Compensation Plan for Non-employee Directors (filed as
                                   Exhibit 19 to the Bearings, Inc.
                                   Form 10-Q for the quarter ended
                                   December 31, 1991, SEC File No. 1-
                                   2299, and incorporated here by
                                   reference).

               *10(e) First Amendment to Deferred Compensation Plan for Non-Employee Directors effective July 1, 1993, providing participants with additional flexibility in electing to defer receipt of compensation, and in amending and terminating such elections (filed as Exhibit 10(e) to the Bearings, Inc. Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 1-2299, and incorporated here by reference).

               *10(f) A written description of the Company's Non-Contributory Life and Accidental Death and Dismemberment Insurance for executive officers.

               *10(g)              A written description of the
                                   Company's Long-Term Disability
                                   Insurance for executive officers.

               *10(h) Form of Director and Officer Indemnification Agreement entered into between the Company and its directors and its executive officers (filed as Appendix A to the Bearings, Inc. Proxy Statement dated September 17, 1992, SEC File No. 1-2299, and incorporated here by reference), together with a schedule pursuant to Instruction 2 of Item 601(a) of Regulation S-K identifying the directors and executive officers executing such Agreements.

               *10(i)              Bearings, Inc. Supplemental
                                   Executive Retirement Benefits Plan
                                   (July 1, 1993 Restatement) presently
                                   covering 7 executive officers of
                                   Bearings, Inc. (as well as certain
                                   retired executive officers) (filed
                                   as Exhibit 10(j) to the Bearings,
                                   Inc.  Form 10-K for the fiscal year
                                   ended June 30, 1993, SEC File No.
                                   1-2299, and incorporated here by reference).

                  *10(j)              First Amendment to Bearings, Inc.
                                      Supplemental Executive Retirement
                                      Benefits Plan (July 1, 1993
                                      Restatement) (filed as Exhibit 10(a)
                                      to the Bearings, Inc. Form 10-Q for
                                      the quarter ended December 31, 1993,
                                      SEC File No. 1-2299, and
                                      incorporated here by reference).

                  *10(k) Bearings, Inc. Deferred Compensation Plan (filed as Exhibit A to the Bearings, Inc. Proxy Statement dated September 16, 1993, SEC File No. 1-2299, and incorporated here by reference).

                      10(l) Stock Purchase Agreement between Bearings, Inc. and MLS Industries, Inc. dated June 12, 1990 (filed as
                                      Exhibit 2 to the Bearings, Inc. Form
                                      8-K dated July 12, 1990, SEC File
                                      No. 1-2299, and incorporated here by
                                      reference).

                      10(m)           Amendment to Stock Purchase
                                      Agreement and Related Guarantee and
                                      Agreement among Bearings, Inc., MLS
                                      Industries, Inc. and Emerson
                                      Electric Co., dated as of June 29,
                                      1990 (filed as Exhibit 2(a) to the
                                      Bearings, Inc. Form 8-K dated July
                                      12, 1990, SEC File No. 1-2299, and
                                      incorporated here by reference).

                  *10(n)              Bearings, Inc. 1990 Long-Term
                                      Performance Plan adopted by
                                      Shareholders on October 16, 1990
                                      (filed as Exhibit 10(t) to the
                                      Bearings, Inc. Form 10-K for the
                                      fiscal year ended June 30, 1991, SEC
                                      File No. 1-2299, and incorporated
                                      here by reference).

                  *10(o) A written description of the Company's Management Incentive Plan applicable to key executives, including the five most highly compensated executive officers, is found in the Bearings, Inc. Proxy Statement dated September 16, 1994, SEC File No. 1-2299, on pages 11 and 12, in the Report of the Executive Organization & Compensation
                                      Committee of the Board of Directors
                                      on Executive Compensation, under the
                                      subcaption "Management Incentive
                                      Plan", and is incorporated here by
                                      reference.

                  *10(p) Consulting Agreement effective January 2, 1992 between the Company and George L. LaMore, Director and former Chairman & Chief Executive

                           Officer of the Company (filed
                           as Exhibit 28 to the Bearings,
                           Inc. Form 10-Q for the quarter
                           ended December 31, 1991, SEC
                           File No. 1-2299, and incorporated
                           here by reference).

           11              Computation of Net Income
                           Per Share.

           13              Bearings, Inc. 1994 Annual
                           Report to shareholders (not
                           deemed "filed" as part of
                           this Form 10-K except for
                           those portions that are
                           expressly incorporated by
                           reference).

           21              Subsidiaries of Bearings,
                           Inc. -- This information is
                           set forth at "Item 1.
                           Business" on page 2 of this
                           Report and is incorporated
                           here by reference.

           23              Independent Auditors' Consent.

           27              Financial Data Schedule.


                 The Company will furnish a copy of any
           exhibit described above and not contained herein upon payment of a specified reasonable fee which fee shall be limited to the Company's reasonable expenses in furnishing such exhibit.

(b)      REPORTS ON FORM 8-K.
         -------------------

         None during the quarter ended June 30, 1994.

                            INDEPENDENT AUDITORS' REPORT


                 Shareholders and Board of Directors
                 Bearings, Inc.

                          We have audited the consolidated balance sheets of
                 Bearings, Inc. and its subsidiaries (the "Company") as of June 30, 1994 and 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1994 and have issued our report thereon dated August 5, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14(a)2. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                 DELOITTE & TOUCHE LLP




                 Cleveland, Ohio
                 August 5, 1994




                                                   BEARINGS, INC. & SUBSIDIARIES
                                                   -----------------------------

                                                   PROPERTY, PLANT AND EQUIPMENT
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                          (IN THOUSANDS)
- - ----------------------------------------------------------------------------------------------------------------------------------
                    COLUMN A          COLUMN B          COLUMN C         COLUMN D          COLUMN E         COLUMN F
                    --------          --------          --------         --------          -------          --------
                                     BALANCE AT                                              OTHER           BALANCE
                                      BEGINNING         ADDITIONS                           CHANGES           AT END
                                      OF PERIOD          AT COST        RETIREMENTS       ADD (DEDUCT)      OF PERIOD
                                      ---------        -----------      -----------       -----------       ---------
 YEAR ENDED JUNE 30, 1994:
          Land                          $ 11,265           $   760       ($   383)                           $ 11,642

          Buildings                       52,001             3,628       (  1,407)          $  667 (A)         54,889

          Equipment                       66,479            12,197       ( 13,623)           1,853 (A)         66,906
                                        --------           -------        -------           ------           --------
                  Total                 $129,745           $16,585       ($15,413)          $2,520           $133,437
                                        ========           =======        =======           ======           ========
 YEAR ENDED JUNE 30, 1993:

          Land                          $ 11,477           $    73       ($   285)                             11,265

          Buildings                       49,522             4,231       (  1,752)                             52,001

          Equipment                       76,080             9,296       ( 18,897)                             66,479
                                        --------           -------        -------                            --------
                  Total                 $137,079           $13,600       ($20,934)                           $129,745
                                        ========           =======        =======                            ========
 YEAR ENDED JUNE 30, 1992:

          Land                          $ 10,476           $ 1,037        ($   36)                           $ 11,477

          Buildings                       48,884             2,314        ( 1,708)          $   32             49,522

          Equipment                       69,813            17,093        (10,794)          (   32)            76,080
                                        --------           -------        -------           ------           --------
                  Total                 $129,173           $20,444       ($12,538)              $0           $137,079
                                        ========           =======        =======               ==           ========

 NOTE:   For financial reporting purposes, depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, not exceeding 30 years.

  (A)    Other changes for the year ended June 30, 1994 relate to the pooling of interests with Mainline Industrial Distributors,
         Inc. and the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                            SCHEDULE V

                                                   BEARINGS, INC. & SUBSIDIARIES
                                                   -----------------------------

                              ACCUMULATED DEPRECIATION AND DEPLETION OF PROPERTY, PLANT AND EQUIPMENT
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                          (IN THOUSANDS)
- - ----------------------------------------------------------------------------------------------------------------------------------
                    COLUMN A            COLUMN B         COLUMN C       COLUMN D          COLUMN E         COLUMN F
                    --------            --------         --------       --------          --------         --------
                                                         ADDITIONS
                                       BALANCE AT       CHARGED TO                          OTHER           BALANCE
                                        BEGINNING        COSTS AND                         CHARGES          AT END
                                        AT PERIOD         EXPENSES     RETIREMENTS       ADD (DEDUCT)      OF PERIOD
                                        ----------      -----------    -----------      -------------      ---------
 YEAR ENDED JUNE 30, 1994:

          Buildings                      $16,345          $ 2,456         ($   636)     $  154 (A)        $18,319

          Equipment                       33,350           11,130         ( 10,651)      1,170 (A)         34,999
                                         -------          -------         --------      ------            -------

                  Total                  $49,695          $13,586         ($11,287)     $1,324            $53,318
                                         =======          =======         ========      ======            =======

 YEAR ENDED JUNE 30, 1993:

          Buildings                      $14,719          $ 2,260         ($   634)                       $16,345

          Equipment                       39,759           10,506          (16,915)                        33,350
                                         -------          -------         --------                        -------

                  Total                  $54,478          $12,766         ($17,549)                       $49,695
                                         =======          =======         ========                        =======

 YEAR ENDED JUNE 30, 1992:

          Buildings                      $13,442          $ 2,165          ($  843)       ($45)           $14,719

          Equipment                       37,619           10,421          ( 8,326)         45             39,759
                                         -------          -------         --------       -----            -------

                  Total                  $51,061          $12,586          ($9,169)         $0            $54,478
                                         =======          =======         ========          ==            =======

(A)  Other changes for the year ended June 30, 1994 relate to the pooling of interests with Mainline Industrial Distributors, Inc.
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                            SCHEDULE VI

                                                   BEARINGS, INC. & SUBSIDIARIES
                                                   -----------------------------

                                                 VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                          (IN THOUSANDS)
- - -------------------------------------------------------------------------------------------------------------
                       COLUMN A                  COLUMN B         COLUMN C          COLUMN D       COLUMN E
                       --------                  --------         --------          --------       --------
                                                                  ADDITIONS
                                                BALANCE AT       CHARGED TO        DEDUCTIONS     BALANCE OF
                                                 BEGINNING       COSTS AND            FROM          END OF
                      DESCRIPTION                OF PERIOD        EXPENSES          RESERVE         PERIOD
                      -----------                ---------        --------         ---------      ----------
 YEAR ENDED JUNE 30, 1994:
 Reserve deducted from asset to
 which it applies - allowance for
 doubtful accounts                                $2,000           $1,418          $1,518 (A)       $1,900

 YEAR ENDED JUNE 30, 1993:
 Reserve deducted from asset to
 which it applies - allowance for
 doubtful accounts                                $3,000           $2,190          $3,190 (A)       $2,000

 YEAR ENDED JUNE 30, 1992:
 Reserve deducted from asset to
 which it applies - allowance for
 doubtful accounts                                $2,100           $2,496          $1,596 (A)       $3,000

(A)  Amounts represent uncollectible accounts charged off.
- - -------------------------------------------------------------------------------------------------------------
                                                           SCHEDULE VIII

                                                   BEARINGS, INC. & SUBSIDIARIES
                                                   -----------------------------

                                                       SHORT-TERM BORROWINGS
                                         FOR THE YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                                          (IN THOUSANDS)
- - ----------------------------------------------------------------------------------------------------------------------------------
                COLUMN A            COLUMN B      COLUMN C        COLUMN D       COLUMN E      COLUMN F
                --------            --------      --------        --------       --------      --------
                                                                   MAXIMUM       AVERAGE       WEIGHTED
               CATEGORY OF                        WEIGHTED         AMOUNT        AMOUNT        AVERAGE
                AGGREGATE           BALANCE        AVERAGE       OUTSTANDING   OUTSTANDING   INTEREST RATE
               SHORT-TERM          AT END OF      INTEREST       DURING THE    DURING THE     DURING THE
               BORROWINGS           PERIOD          RATE           PERIOD      PERIOD (A)      PERIOD (A)
               -----------        ----------      ---------     ------------  -------------    ---------
YEAR ENDED JUNE 30, 1994:
  Notes payable
  to banks                          $ 19,805        5.28%         $ 38,415       $ 23,004        3.98%

YEAR ENDED JUNE 30, 1993:
  Notes payable
  to banks                          $ 22,678        3.90%         $115,395       $ 62,794        3.98%

YEAR ENDED JUNE 30, 1992:
  Notes payable
  to banks                          $110,000        4.50%         $132,037       $117,612        5.60%

      NOTE:      Notes payable to banks represent unsecured borrowings under line of credit arrangements, which the Company renews annually.  The notes bear interest at various interest rate options not in excess of the banks' prime rate at interest determination dates.

       (A)       Average amounts outstanding and weighted average interest rates during the periods were computed based upon daily balances outstanding.
- - ----------------------------------------------------------------------------------------------------------------------------------
                                                            SCHEDULE IX

                                                            SIGNATURES

                          Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant
                 has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          BEARINGS, INC.

                 /s/ John C. Dannemiller                  /s/ John C. Robinson
                 ------------------------------           --------------------------------
                 John C. Dannemiller, Chairman            John C. Robinson, President
                 & Chief Executive Officer                & Chief Operating Officer


                 /s/ John R. Whitten                      /s/ Mark O. Eisele
                 ------------------------------           --------------------------------
                 John R. Whitten                          Mark O. Eisele
                 Vice President-Finance                   Controller
                 & Treasurer                              (Principal Accounting
                 (Principal Financial Officer)            Officer)

                 Date:  September 26, 1994

                          Pursuant to the requirements of the Security Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                 /s/ William G. Bares                     /s/ William E. Butler
                 ------------------------------           --------------------------------
                 William G. Bares, Director               William E. Butler, Director


                 /s/ John C. Dannemiller                  /s/ Russel B. Every
                 ------------------------------           --------------------------------
                 John C. Dannemiller                      Russel B. Every, Director
                 Chairman, Chief Executive
                 Officer and Director


                 /s/ Russell R. Gifford                   /s/ L. Thomas Hiltz
                 ------------------------------           -------------------------------
                 Russell R. Gifford, Director             L. Thomas Hiltz, Director


                 /s/ John J. Kahl                         /s/ George L. LaMore
                 ------------------------------           -------------------------------
                 John J. Kahl, Director                   George L. LaMore, Director


                 /s/ John C. Robinson                     /s/ Dr. Jerry Sue Thornton
                 ------------------------------           -------------------------------
                 John C. Robinson, President,             Dr. Jerry Sue Thornton, Director
                 Chief Operating Officer and
                 Director

                 ______________________________
                 William G. Bares, as attorney
                 in fact for persons indicated by "*"

                 Date:  September 26, 1994

                                 BEARINGS, INC.

                                 EXHIBIT INDEX
                 TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 1994


Exhibit
  No.       Description                                Reference
- - --------    -----------                                ---------

3(a)        Amended and Restated Articles of
            Incorporation of Bearings, Inc., an
            Ohio corporation, filed with the Ohio
            Secretary of State on October 18, 1988.     Note (a)

3(b)        Code of Regulations of Bearings, Inc.,
            an Ohio corporation, adopted
            September 6, 1988.                          Note (a)

3(c)        Certificate of Amendment of Amended and
            Restated Articles of Incorporation of
            Bearings, Inc., an Ohio corporation,
            filed with the Ohio Secretary of State
            on October 27, 1988.                        Note (b)

3(d)        Certificate of Amendment of Amended and
            Restated Articles of Incorporation of
            Bearings, Inc., filed with the Ohio
            Secretary of State on October 17, 1990.     Note (c)

4(a)        Certificate of Merger of Bearings, Inc.
            (Ohio) and Bearings, Inc. (Delaware)
            filed with the Ohio Secretary of State
            on October 18, 1988.                        Note (d)

4(b)        $80,000,000 Maximum Aggregate Principal
            Amount Note Purchase and Private Shelf
            Facility dated October 31, 1992 between
            Bearings, Inc. and The Prudential
            Insurance Company of America.               Note (e)

10(a)       Form of Executive Severance Agreement
            between the Company and 7 executive
            officers.                                   Note (d)

            Schedule pursuant to Instruction 2 of
            Item 601(a) of Regulation S-K identifying
            the officers and setting forth material
            details in which the agreements differ
            from the form of agreement filed.           Attached

10(b)       Form of amendment amending the Executive
            Severance Agreements referenced in
            Exhibit 10(a) hereto.                       Note (f)

10(c)       A written description of the Directors'
            compensation program.                       Note (g)

10(d)       Deferred Compensation Plan for Non-
            employee Directors.                         Note (h)

10(e)       First Amendment to Deferred Compensation
            Plan for Non-employee Directors effective
            July 1, 1993.                               Note (i)

10(f)       A written description of the Company's
            Non-Contributory Life and Accidental
            Death and Dismemberment Insurance for
            executive officers.                         Attached

10(g)       A written description of the Company's
            Long-Term Disability Insurance for
            executive officers.                         Attached

10(h)       Form of Director and Officer Indemnifi-
            cation Agreement entered into between
            the Company and its directors and
            executive officers.                         Note (j)

            Schedule pursuant to Instruction 2 of
            Item 601(a) of Regulation S-K identifying
            the directors and executive officers
            executing such agreements.                  Attached

10(i)       Bearings, Inc. Supplemental Executive
            Retirement Benefits Plan (July 1, 1993
            Restatement) presently covering 7
            executive officers of Bearings, Inc.        Note (i)

10(j)       First Amendment to Bearings, Inc.
            Supplemental Executive Retirement
            Benefits Plan (July 1, 1993 Restatement).   Note (k)

10(k)       Bearings, Inc. Deferred Compensation
            Plan.                                       Note (l)

10(l)       Stock Purchase Agreement between Bearings,
            Inc. and MLS Industries, Inc. dated
            June 12, 1990.                              Note (m)

10(m)       Amendment to Stock Purchase Agreement
            and Related Guarantee and Agreement among
            Bearings, Inc., MLS Industries, Inc. and
            Emerson Electric Co., dated as of June 29,
            1990.                                       Note (m)

10(n)       Bearings, Inc. 1990 Long-Term Performance
            Plan adopted by Shareholders on
            October 16, 1990.                           Note (n)

10(o)       A written description of the Company's
            Management Incentive Plan applicable to
            key executives of the Company, including
            the five most highly compensated executive
            officers.                                   Note (o)

10(p)       Consulting Agreement effective January 2,
            1992 between the Company and George L.
            LaMore, Director and former Chairman &
            Chief Executive Officer of the Company.     Note (h)

11          Computation of Net Income Per Share.        Attached

13          Bearings, Inc. 1994 Annual Report to
            shareholders.                               Attached

21          Subsidiaries of Bearings, Inc.--This
            information is set forth at "Item 1.
            Business" on page 2 of this Report.

23          Independent Auditors' Consent.              Attached

27          Financial Data Schedule.                    Attached


Notes:   (a)   Incorporated by reference from the Company's Report on Form 8-K
               dated October 21, 1988, SEC File No.   1-2299.

         (b) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1988, SEC File No. 1-2299.

         (c) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1990, SEC File No. 1-2299.

         (d) Incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended June 30, 1989, SEC File No. 1-2299.

         (e) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1992, SEC File No. 1-2299.

         (f) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31, 1990, SEC File No. 1-2299.

   (g) Incorporated by reference from the Company's Proxy Statement dated September 16, 1994, SEC File No. 1-2299, on pages 14 and 15 under the caption "Compensation of Directors".

   (h) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31, 1991, SEC File No. 1-2299.

   (i) Incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 1-2299.

   (j) Incorporated by reference from the Company's Proxy Statement dated September 17, 1992, SEC File No. 1-2299, at Appendix A.

   (k) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31, 1993, SEC File No. 1-2299.

   (l) Incorporated by reference from the Company's Proxy Statement dated September 16, 1993, SEC File No. 1-2299, at Exhibit A.

   (m) Incorporated by reference from the Company's Report on Form 8-K dated July 12, 1990, SEC File No. 1-2299.

   (n) Incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended June 30, 1991, SEC File No. 1-2299.

   (o) Incorporated by reference from the Company's Proxy Statement dated September 16, 1994, SEC File No. 1-2299, on pages 11 and 12 in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption "Management Incentive Plan".