Form 10-Q
period 1994-09-30
BEARINGS INC /OH/
filed 1994-11-14
CIK 109563

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1994
                               ---------------------------------------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________


                      Commission File Number     1-2299
                                            ------------------


                                BEARINGS, INC.
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Ohio                                      34-0117420
- ----------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


    3600 Euclid Avenue, Cleveland, Ohio                         44115
- ----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (216) 881-2838
                                                    ------------------------

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

Yes   X        No _______
    ------

Shares of common stock outstanding on   September 30, 1994       7,596,534
                                      --------------------------------------
                                                               (No par Value)

                                BEARINGS, INC.
                                --------------

                                     INDEX

__________________________________________________________________________

                                                                  Page No.
                                                                  --------
Part I:    FINANCIAL INFORMATION

   Item 1:     Financial Statements                                  2

  Statements of Consolidated Income -
    Three Months Ended September 30, 1994 and 1993                   2

  Consolidated Balance Sheets -
    September 30, 1994 and June 30, 1994                             3

  Statements of Consolidated Cash Flows
    Three Months Ended September 30, 1994 and 1993                   4

  Statements of Consolidated Shareholders' Equity -
    Three Months Ended September 30, 1994 and
    Year Ended June 30, 1994                                         5

  Notes to Consolidated Financial Statements                       6 - 7

   Item 2:    Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    8 - 10


Part II:    OTHER INFORMATION

  Item 1:    Legal Proceedings                                       11

  Item 5:    Other Information                                    12 - 13

  Item 6:    Exhibits and Reports on Form 8-K                     14 - 15

    Signatures                                                       15




PART I:  FINANCIAL INFORMATION
ITEM 1:  Financial Statements


                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (UNAUDITED)
                    (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended
                                                   September 30
                                          ----------------------------
                                            1994                1993
______________________________________________________________________
Net sales                                 $247,605            $222,712
                                          --------            --------

Cost and expenses
  Cost of sales                            183,994             166,040
  Selling, distribution and
   administrative                           56,857              51,118
                                          --------            --------
                                           240,851             217,158
                                          --------            --------

Operating income                             6,754               5,554
                                          --------            --------

Interest
  Interest expense                           1,655               1,580
  Interest income                             (106)                (66)
                                          --------            --------
                                             1,549               1,514
                                          --------            --------
Income before income taxes                   5,205               4,040
                                          --------            --------

Income taxes
  Federal                                    1,754               1,303
  State and local                              432                 339
                                          --------            --------
                                             2,186               1,642
                                          --------            --------

Net income                                $  3,019            $  2,398
                                          ========            ========

Net income per share                      $    .40            $    .32
                                          ========            ========

Cash dividend per common share            $    .16            $    .16
                                          ========            ========


See notes to consolidated financial statements.


                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                         CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)
_____________________________________________________________________________
                                           September 30         June 30
                                               1994               1994
                                           ------------        ----------
                                            (Unaudited)
                Assets
                ------
Current assets
  Cash and temporary investments            $  7,271           $ 10,935
  Accounts receivable, less
   allowance of $2,035 and $1,900            133,217            129,798
  Inventories (at LIFO)                      125,471            106,233
  Other current assets                         2,042              2,278
                                            --------           --------
Total current assets                         268,001            249,244
                                            --------           --------

Property - at cost
  Land                                        11,662             11,642
  Buildings                                   55,225             54,889
  Equipment                                   67,296             66,906
                                            --------           --------
                                             134,183            133,437
  Less accumulated depreciation               55,558             53,318
                                            --------           --------
Property - net                                78,625             80,119
                                            --------           --------
Other assets                                  14,862             14,156
                                            --------           --------

      TOTAL ASSETS                          $361,488           $343,519
                                            ========           ========

  Liabilities and Shareholders' Equity
  ------------------------------------
Current liabilities
  Notes payable                             $ 23,000           $ 19,805
  Accounts payable                            65,804             50,937
  Compensation and related benefits           16,949             21,508
  Other accrued liabilities                   13,915             12,389
                                            --------           --------
Total current liabilities                    119,668            104,639
Long-term debt                                80,000             80,000
Deferred income taxes                          3,370              3,370
Other liabilities                              5,149              5,019
                                            --------           --------
      TOTAL LIABILITIES                      208,187            193,028
                                            --------           --------

Shareholders' equity
Preferred Stock - no par value; 2,500
 shares authorized; none issued or
 outstanding
Common stock - no par value; 30,000
 shares authorized; 9,303 shares issued       10,000             10,000
Additional paid-in capital                     7,702              6,962
Income retained for use in the business      167,614            165,807
Less 1,957 and 1,984 treasury shares -
 at cost                                     (32,015)           (32,278)
                                            --------           --------
      TOTAL SHAREHOLDERS' EQUITY             153,301            150,491
                                            --------           --------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                $361,488           $343,519
                                            ========           ========

See notes to consolidated financial statements.


                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                            (Amounts in thousands)


                                                       Three Months Ended
                                                          September 30
                                                   ---------------------------
                                                        1994         1993
______________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $    3,019   $    2,398
Adjustments to reconcile net income to cash used
   in operating activities:
     Depreciation                                        3,333        3,456
     Provision for losses on accounts receivable           352          461
     (Gain) on sale of property                           (120)        (376)
     Amortization of restricted common stock
        compensation and goodwill                           84          178
     Treasury shares contributed to employee
        benefit plans                                      356          203
     Changes in current assets and liabilities:
        Accounts receivable                             (3,771)       1,516
        Inventories                                    (19,238)     (25,332)
        Other current assets                               236        2,778
        Accounts payable and accrued expenses           11,964       12,632
     Other - net                                           878          106
- ----------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                   (2,907)      (1,980)
- ----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Property purchases                                  (2,302)      (4,919)
    Proceeds from property sales                           582        1,844
    Other                                                 (790)         399
- ----------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                   (2,510)      (2,676)
- ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings under line-of-credit
      agreements                                         3,195        5,842
    Exercise of stock options                            1,352           67
    Dividends paid                                      (1,212)      (1,174)
    Purchase of treasury shares                         (1,582)
- ----------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                1,753        4,735
- ----------------------------------------------------------------------------
Increase (decrease) in cash
    and temporary investments                           (3,664)          79
Cash and temporary investments
    at beginning of period                              10,935        4,634
- ----------------------------------------------------------------------------
CASH AND TEMPORARY INVESTMENTS
    AT END OF PERIOD                                $    7,271   $    4,713
============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
    Income taxes                                    $    1,676   $      321
    Interest                                        $    1,762   $    1,490

See notes to consolidated financial statements.

                                                  BEARINGS, INC. AND SUBSIDIARIES
                                          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 (UNAUDITED)
                                                   AND YEAR ENDED JUNE 30, 1994
                                                      (AMOUNTS IN THOUSANDS)


                                                                          Income                      Unearned
                                 Shares of                   Additional   Retained       Treasury     Restricted       Total
                                 Common Stock     Common     Paid-in      for Use in     Shares       Common Stock     Shareholders'
                                 Outstanding      Stock      Capital      the Business   - at Cost    Compensation     Equity
____________________________________________________________________________________________________________________________________
BALANCE AT JULY 1, 1993
    As previously reported            7,319       $10,000        $6,710        $155,908     ($35,489)     ($2,189)        $134,940
    Pooling of interests
    with Mainline                       196                      (1,353)          1,876        3,542                         4,065
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AS RESTATED                   7,515        10,000         5,357         157,784      (31,947)       (2,189)        139,005
    Net income                                                                   12,687                                     12,687
    Cash dividends - $.64 per share                                              (4,739)                                    (4,739)
    Purchase of common stock
      for treasury                      (59)                                                  (1,945)                       (1,945)
    Treasury shares issued for:
      401-k Savings Plan contribution    56                         503                        1,007                         1,510
      Exercise of stock options          13                          74                          237                           311
      Restricted common stock awards     13                          53                          233          (286)
      Other                               8                          64                          137                           201
    Amortization of restricted common
      stock compensation                                            911                                      2,475           3,386
    Other                                                                            75                                         75
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994              7,546        10,000         6,962         165,807      (32,278)            0         150,491
    Net income                                                                    3,019                                      3,019
    Cash dividends - $.16 per share                                              (1,212)                                    (1,212)
    Purchase of common stock
      for treasury                      (49)                                                  (1,582)                       (1,582)
    Treasury shares issued for:
      401-k Savings Plan contribution    11                         148                          208                           356
      Exercise of stock options          61                         221                        1,131                         1,352
      Other                              28                         371                          506                           877
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1994         7,597       $10,000        $7,702        $167,614     ($32,015)           $0        $153,301
====================================================================================================================================

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)
_______________________________________________________________________________

1. BASIS OF PRESENTATION

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1994 and June 30, 1994, and the results of operations for the three months ended September 30, 1994 and 1993, and cash flows for the three months ended September 30, 1994 and 1993.

   The results of operations for the three month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the fiscal year.

   Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.

2. NET INCOME PER SHARE

   Net income per share was computed using the weighted average number of common shares outstanding for the period.

   Average shares outstanding for the computation of net income per share were 7,576 and 7,533 for the three months ended September 30, 1994 and 1993, respectively.

3. BUSINESS COMBINATION

   On March 10, 1994, the Company acquired Mainline Industrial Distributors, Inc., a high quality applied technology distributor of drive systems, rubber products and bearings in exchange for 196 shares of Bearings, Inc. common stock. The business combination has been accounted for as a pooling of interests.

   The Company's reported statements of consolidated income for the quarter ended September 30, 1993 have been restated to reflect the Mainline acquisition.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)
_______________________________________________________________________________

4. SUBSEQUENT EVENTS

   On October 18, 1994, the Board of Directors declared a quarterly dividend of $.18 per share payable December 1, 1994, to shareholders of record as of November 15, 1994. This dividend is a 12.5% increase over the previous regular quarterly rate of $.16, which had been paid for 20 consecutive quarters.

   During October 1994, the Board of Directors awarded 90 shares of Performance Accelerated Restricted Stock (PARS) to officers and other key employees.
   This restricted stock award was made under the 1990 Long-Term Performance Plan. PARS plan participants are entitled to receive dividends and have voting rights on their respective shares but are restricted from selling or transferring the shares prior to vesting. The restricted stock vests after a period of six years, with accelerated vesting based upon achievement of certain return on asset objectives or minimum stock price levels. The aggregate fair market value of the restricted stock is considered unearned compensation at the time of grant and is amortized over the vesting year period or until such time as acceleration of vesting takes place.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

The following is Management's discussion and analysis of certain significant factors which have affected: (1) the Company's financial condition at September 30, 1994 and June 30, 1994 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

LIQUIDITY AND WORKING CAPITAL
- -----------------------------
Cash used in operating activities was $2.9 million in the three months ended September 30, 1994. This compares to $2.0 million of cash used for operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables. The Company has continuing programs to monitor and control these investments. During the three month period ended September 30, 1994 inventories increased approximately $19.2 million. This increase is primarily attributable to increasing inventory levels to service the increase in sales volume. Accounts receivable increased by $3.8 million from increased sales volume.

Working capital at September 30, 1994 was $148.3 million compared to $144.6 million at June 30, 1994. The current ratio was 2.2 at September 30, 1994 and
2.4 at June 30, 1994.

CAPITAL RESOURCES
- -----------------
Capital resources are obtained from income retained in the business, borrowings under the Company's lines of credit and long-term debt, and to a lesser extent, from operating lease arrangements.

Average combined short-term and long-term borrowing was $91.9 million for the three months ended September 30, 1994 and $103.0 million during the year ended June 30, 1994. The average effective interest rate on the short-term borrowings for the three months ended September 30, 1994 increased to 5.4% from an average rate of 4.0% for the year ended June 30, 1994 due to higher prevailing short-term interest rates. The Company has $95 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which is in excess of the banks' prime rate. The Company had $23.0 million of borrowings under these short-term bank lines of credit at September 30, 1994. Unused bank lines of credit of $72.0 million are available for future short-term financing needs.

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

RESULTS OF OPERATIONS
- ---------------------
A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                        Increase (Decrease)
                                       (Dollars in thousands)

                                         Three Months Ended
                                            September 30
                                            1994 and 1993
                                         -------------------
                                                    Percent
                                         Amount     Change
                                         ------     -------
Net sales                                $24,893     11.2%

Cost of sales                             17,954     10.8%

Selling, distribution
  and administrative
  expenses                                 5,739     11.2%

Operating income                           1,200     21.6%
Interest expense - net                        35      2.3%

Income before income
  taxes                                    1,165     28.8%

Income taxes                                 544     33.1%

Net income                                   621     25.9%


                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION
________________________________________________________________________________

THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
- ----------------------------------------------
Increases in sales for the quarter were primarily due to volume increases. Gross profit, as a percentage of sales, increased from 25.4% to 25.7%.

Selling, distribution and administrative expenses increased by 11.2% which is consistent with the sales increase experienced during the quarter. This increase was primarily from higher commission and incentive costs related to improved performance and higher employee welfare costs due to enhancement of the 401-K plan. Additionally, the Company recorded a charge of approximately $800,000 relating to a workforce reduction in certain corporate service departments.

Interest expense-net for the quarter increased by 2.3%. Higher short term interest rates were partially offset by a decrease in the amount of average borrowings outstanding during the quarter. Additionally, the benefit from our interest rate swap agreements decreased during the quarter due to the increase in short term interest rates.

Income taxes as a percentage of income before taxes were 42.0% in the three months ended September 30, 1994 and 40.6% in the three months ended September 30, 1993. The increase is attributed to the increase in Federal tax rates in the current year and an overall increase in the Company's effective Federal, State and local tax rates from non-deductible expenses.

As a result of the above factors, net income increased by 25.9% compared to the same quarter of last year.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------
          (a) Registrant incorporates by reference herein the description of the case captioned SAMMIE ADKINS, ET AL. VS. A. P. GREEN INDUSTRIES, INC., ET AL, Summit County, Ohio, Court of Common Pleas, Case No. ACV 88-7-2398 (and related cases) found in
                Item 3 "Pending Legal Proceedings" contained in the Registrant's Form 10-K for the fiscal year ended June 30, 1994. Notwithstanding possible indemnification from suppliers and insurance, Registrant believes, based upon circumstances presently known, that such cases are not material to its business or its financial condition.

          (b) On September 20, 1994, Dixie Bearings, Incorporated, a wholly-owned subsidiary of the Registrant, was served with a First Amending and Supplemental Petition in a case captioned
                IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., 22nd Judicial District Court for the Parish of Washington, State of Louisiana, Case Number 70,760-E, naming it as an additional defendant, along with over 50 other defendants. The action was initially filed on October 20, 1993. The petition is one for class action and claims to have been filed on behalf of 1,117 persons or heirs of persons who were allegedly exposed to asbestos-containing products while employed at the Bogalusa, Louisiana, Paper Mill and/or Box factory, currently known as Gaylord Container, Inc. Exposure is claimed to have occurred until approximately 1989. Compensatory and punitive damages are sought, but no amount is specified.

                Preliminary information made available to the Registrant indicates that Dixie Bearings, Incorporated has been named a defendant in this case only as a supplier of certain products manufactured by another entity, which products allegedly contained a small percentage of encapsulated asbestos fiber. The proceedings as they relate to Dixie Bearings, Incorporated are in their preliminary stages, however, the Registrant believes based upon circumstances presently known that this case is not material to its business or financial condition. The Registrant intends to defend the class allegations and the merits of each plaintiff's case vigorously. Even if liability were assessed, the Registrant would seek to recover indemnification from its suppliers and its insurance carriers.

         (c) Registrant also incorporates by reference herein the description of the case captioned KING BEARING, INC. VS. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Registrant's Form 10-K for the fiscal year ended June 30, 1994. The case is now pending in the California Court of Appeal. Registrant believes that such case will have no material adverse effect on its business or financial condition.

ITEM 5.  OTHER INFORMATION.
         -----------------

    (a)  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         At the Annual Meeting of Shareholders of the Registrant held on October 18, 1994, there were 7,595,947 shares of common stock entitled to vote. The Shareholders voted on the matters submitted to the meeting as follows:

         1. Election of three (3) persons to be directors of Class I for a term of three (3) years:

                                   FOR             WITHHELD
                                   ---             --------
             J.C. Dannemiller      6,528,723         68,607
             J.C. Robinson         6,528,972         68,358
             J.S. Thornton         6,485,894        111,436

             Directors of Class II, consisting of W. G. Bares, R. B. Every,
             J. J. Kahl and G. L. LaMore, serve until the expiration of their term of office in 1995 and directors of Class III, consisting of W.E. Butler, L. T. Hiltz and R. R. Gifford, serve until the expiration of their term of office in 1996.


         2. Ratification of the appointment by the management of Deloitte & Touche LLP as independent auditors of the Registrant for the fiscal year ending June 30, 1995.

                                 FOR        WITHHELD    ABSTAIN
                              6,578,649       8,559      10,122

             Discretionary voting was authorized as to all matters submitted. There were no broker non-votes.

   (b)   ELECTION OF OFFICERS.
         --------------------

         At the Organizational Meeting of the Board of Directors held on October 18, 1994, the Board of Directors elected the following officers of the Registrant:

         J. C. Dannemiller    Chairman & Chief Executive
                                    Officer
         J. C. Robinson       President & Chief Operating
                                    Officer
         F. A. Martins        Vice President-Sales & Marketing
         R. C. Shaw           Vice President-Communications
                                    & Public Relations
         R. C. Stinson        Vice President-Administration,
                                    Human Resources, General
                                    Counsel & Secretary
         J. R. Whitten        Vice President-Finance &
                                    Treasurer
         M. O. Eisele         Controller
         F. D. Bauer          Assistant Secretary
         J. A. Chabowski      Assistant Controller
         M. L. Coticchia      Assistant Secretary
         A. M. Krupa          Assistant Treasurer

   (c)   AWARDS OF PERFORMANCE-ACCELERATED RESTRICTED STOCK.
         --------------------------------------------------

         Also in October 1994, the Board of Directors awarded a total of 90,000 shares of Performance-Accelerated Restricted Stock ("PARS") under the 1990 Long-Term Performance Plan to the Registrant's executive officers and certain other key management personnel. The PARS are awards of restricted shares of the Registrant's Common Stock, which shares vest six years from the date of grant. If, however, certain Registrant performance hurdles are met, the PARS will vest at an earlier date. Fifty percent of the PARS vest on reaching either a pre-tax return on assets ("ROA") of 10% or a stock price of $46.00 per share for ten consecutive trading days. The remaining fifty percent vest on reaching either an ROA of 12% or a stock price of $54.00 per share for ten consecutive trading days. No new stock option or PARS awards may be made to the PARS recipients until 100% of the outstanding PARS vest, either by meeting the performance hurdles or by passage of the six-year term, and in no event can new awards be made for two years following the date of award of the outstanding PARS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

    (a)  EXHIBITS.
         --------

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


Caption>
         EXHIBIT NO.    DESCRIPTION
         -----------    -----------
                        Insurance Company of America (filed as Exhibit
                        4(f) to the Bearings, Inc. Form 10-Q for the quarter
                        ended September 30, 1992, SEC File No. 1- 2299, and
                        incorporated here by reference).

             11         Computation of Net Income Per Share.

             27         Financial Data Schedule.

    (b) The Registrant did not file, nor was it required to file, a Report on Form 8-K with the Securities Exchange Commission during the quarter ended September 30, 1994.



                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        BEARINGS, INC.
                                        (Registrant)


Date:  November 14, 1994                By: /S/ JOHN C. DANNEMILLER
                                            -----------------------------
                                            John C. Dannemiller
                                            Chairman & Chief Executive
                                            Officer


Date:  November 14, 1994                By: /S/ JOHN R. WHITTEN
                                            -----------------------------
                                            John R. Whitten
                                            Vice President-Finance &
                                            Treasurer

                                BEARINGS, INC.

                                EXHIBIT INDEX
            TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994

  EXHIBIT NO.     DESCRIPTION                                                           PAGE
  ----------      -----------                                                           ----

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


  EXHIBIT NO.    DESCRIPTION                                                             PAGE
  -----------    -----------                                                             ----

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

      11          Computation of Net Income  Per Share.                                   Attached

      27          Financial Data Schedule.                                                Attached
