Form 10-Q
period 1994-12-31
BEARINGS INC /OH/
filed 1995-02-13
CIK 109563

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            DECEMBER 31, 1994
                               ---------------------------------------
                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________


                      Commission File Number     1-2299
                                             --------------

                                BEARINGS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Ohio                                      34-0117420
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


    3600 Euclid Avenue, Cleveland, Ohio                         44115
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (216) 881-2838
                                                    ----------------------------

                                     None
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Shares of common stock outstanding on   December 31, 1994       7,736,385
                                      ----------------------------------------
                                                               (No par Value)

                                BEARINGS, INC.
                                --------------

                                    INDEX

__________________________________________________________________________
                                                              Page No.
Part I:    FINANCIAL INFORMATION

  Item 1:     Financial Statements

    Statements of Consolidated Income -
      Six Months and Three Months
      Ended December 31, 1994 and 1993                          2

    Consolidated Balance Sheets -
      December 31, 1994 and June 30, 1994                       3

    Statements of Consolidated Cash Flows
      Six Months Ended December 31, 1994 and 1993               4

    Statements of Consolidated Shareholders' Equity -
      Six Months Ended December 31, 1994 and
      Year Ended June 30, 1994                                  5

    Notes to Consolidated Financial Statements                6 - 8

  Item 2:    Management's Discussion and Analysis of
    Financial Condition and Results of Operations             9 - 11


Part II:    OTHER INFORMATION

  Item 1:    Legal Proceedings                                 12

  Item 4:    Submission of Matters to a Vote of
             Security Holders                                12 - 13

  Item 6:    Exhibits and Reports on Form 8-K                13 - 14

Signatures                                                     14

PART I:       FINANCIAL INFORMATION
ITEM I:       Financial Statements

                                                  BEARINGS, INC. AND SUBSIDIARIES
                                                  -------------------------------
                                                 STATEMENTS OF CONSOLIDATED INCOME
                                                            (Unaudited)
                                               (Thousands, except per share amounts)

- ------------------------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended                  Six Months Ended
                                          December 31                         December 31
                                     1994             1993              1994              1993
                                -----------------------------       -----------------------------
 Net Sales                      $    249,906     $    226,285       $    497,511     $    448,997
                                ------------     ------------       ------------     ------------

 Cost and Expenses
   Cost of sales                     186,723          164,757            370,717          330,797
   Selling, distribution and
     administrative                   55,581           56,205            112,438          107,325
                                ------------     ------------       ------------     ------------
                                     242,304          220,962            483,155          438,122
                                ------------     ------------       ------------     ------------
 Operating Income                      7,602            5,323             14,356           10,875
                                ------------     ------------       ------------     ------------

 Interest
   Interest expense                    1,875            1,621              3,530            3,201
   Interest income                       (54)             (50)              (160)            (116)
                                ------------     ------------       ------------     ------------
                                       1,821            1,571              3,370            3,085
                                ------------     ------------       ------------     ------------

 Income Before Income Taxes            5,781            3,752             10,986            7,790
                                ------------     ------------       ------------     ------------

 Income Taxes
   Federal                             1,962            1,203              3,716            2,506
   State and local                       466              235                898              572
                                ------------     ------------       ------------     ------------
                                       2,428            1,438              4,614            3,078
                                ------------     ------------       ------------     ------------

 Net Income                     $      3,353     $      2,314       $      6,372     $      4,712
                                ============     ============       ============     ============

 Net Income per share           $       0.44     $       0.31       $       0.83     $       0.62
                                ============     ============       ============     ============

Cash dividend per common
   share                        $       0.18     $       0.16       $       0.34     $       0.32
                                ============     ============       ============     ============

See notes to consolidated financial statements.

                           BEARINGS, INC. & SUBSIDIARIES
                           -----------------------------
                            CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)

                                                     December 31           June 30
                                                        1994               1994
                                                     ----------         ----------
                                                     (Unaudited)
                       Assets
Current assets
    Cash and temporary investments                   $    4,917         $   10,935
    Accounts receivable less allowance
     of $2,032 and $1,900                               130,908            129,798
    Inventories  (at LIFO)                              129,072            106,233
    Other current assets                                  1,969              2,278
                                                     ----------         ----------
Total current assets                                    266,866            249,244
                                                     ----------         ----------
Property - at cost
    Land                                                 11,672             11,642
    Buildings                                            55,743             54,889
    Equipment                                            67,201             66,906
                                                     ----------         ----------
                                                        134,616            133,437
    Less accumulated depreciation                        58,132             53,318
                                                     ----------         ----------
Property - net                                           76,484             80,119
                                                     ----------         ----------
Other assets                                             14,989             14,156
                                                     ----------         ----------

  TOTAL ASSETS                                       $  358,339         $  343,519
                                                     ==========         ==========

        Liabilities and Shareholders' Equity
        ------------------------------------
Current liabilities
    Notes payable - short-term                       $   16,885         $   19,805
    Accounts payable                                     66,444             50,937
    Compensation and related benefits                    16,460             21,508
    Other accrued liabilities                            12,813             12,389
                                                     ----------         ----------
Total current liabilities                               112,602            104,639
Long-term debt                                           80,000             80,000
Deferred income taxes                                     3,370              3,370
Other liabilities                                         7,237              5,019
                                                     ----------         ----------
    TOTAL LIABILITIES                                   203,209            193,028
                                                     ----------         ----------

Shareholders' Equity
Preferred Stock - no par value;  2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value;  30,000
    shares authorized;  9,303 shares issued              10,000             10,000
Additional paid-in capital                               10,260              6,962
Income retained for use in the business                 169,575            165,807
Less 1,567 and 1,757 treasury shares -
    at cost                                             (30,310)           (32,278)
Less shares held in trust for
    deferred compensation plans                          (1,584)
Less unearned restricted common
    stock compensation                                   (2,811)
                                                     ----------         ----------
    TOTAL SHAREHOLDERS' EQUITY                          155,130            150,491
                                                     ----------         ----------

    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                         $  358,339         $  343,519
                                                     ==========         ==========

See notes to consolidated financial statements.

                              BEARINGS, INC. AND SUBSIDIARIES
                              -------------------------------
                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                        (Unaudited)
                                   (Amounts in thousands)


                                                                 Six Months Ended
                                                                    December 31
                                                           ---------------------------
                                                                 1994        1993
- --------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                $   6,372   $   4,712
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
       Depreciation                                               6,654       6,748
       Provision for losses on accounts receivable                  640         933
       Gain on sale of property                                    (104)       (631)
       Amortization of restricted common stock
           compensation and goodwill                                249       1,377
       Treasury shares contributed to employee
           benefit plans                                          1,429         855
       Changes in current assets and liabilities:
           Accounts receivable                                   (1,750)      1,772
           Inventories                                          (22,839)    (31,106)
           Other current assets                                     309         869
           Accounts payable and accrued expenses                 11,517       9,271
       Other - net                                                  920         363
- --------------------------------------------------------------------------------------
Net Cash provided by (used in) Operating Activities               3,397      (4,837)
- --------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                           (3,612)     (7,395)
    Proceeds from property sales                                    697       2,639
    Other                                                        (1,002)        103
- --------------------------------------------------------------------------------------
Net Cash used in Investing Activities                            (3,917)     (4,653)
- --------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings (repayments) under line-of-credit
       agreements                                                (2,920)     15,737
    Exercise of stock options                                     3,849         172
    Dividends paid                                               (2,604)     (2,355)
    Purchase of treasury shares                                  (3,823)       (767)
- --------------------------------------------------------------------------------------
Net Cash provided by (used in)  Financing Activities             (5,498)     12,787
- --------------------------------------------------------------------------------------
Increase (decrease) in cash
    and temporary investments                                    (6,018)      3,297
Cash and temporary investments
    at beginning of period                                       10,935       4,634
- --------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                          $   4,917   $   7,931
======================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                             $   6,194   $   3,297
     Interest                                                 $   4,590   $   4,634

See notes to consolidated financial statements.

                                                  BEARINGS, INC. AND SUBSIDIARIES
                                                  -------------------------------
                                          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                      For the Six Months Ended December 31, 1994 (Unaudited)
                                                   and Year Ended June 30, 1994
                                                      (Amounts in thousands)
                                                                                              Income
                                              Shares of                        Additional     Retained          Treasury
                                              Common Stock      Common         Paid-in        for Use in        Shares
                                              Outstanding       Stock          Capital        the Business      - at Cost
==================================================================================================================================
Balance at July 1, 1993
    As previously reported                       7,319           $10,000         $6,710         $155,908           ($35,489)
    Pooling of interests with Mainline             196                           (1,353)           1,876              3,542
- ----------------------------------------------------------------------------------------------------------------------------------
Balance as restated                              7,515            10,000          5,357          157,784            (31,947)
    Net income                                                                                    12,687
    Cash dividends - $.64 per share                                                               (4,739)
    Purchase of common stock for treasury          (59)                                                              (1,945)
    Treasury shares issued for:
      401-k Savings Plan contribution               56                              503                               1,007
      Exercise of stock options                     13                               74                                 237
      Restricted common stock awards                13                               53                                 233
      Other                                          8                               64                                 137
    Amortization of restricted common
      stock compensation                                                            911
    Other                                                                                             75
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                         7,546            10,000          6,962          165,807            (32,278)
    Net income                                                                                     6,372
    Cash dividends - $.34 per share                                                               (2,604)
    Purchase of common stock for treasury         (119)                                                              (3,823)
    Treasury shares issued for:
      401-k Savings Plan contribution               45                              573                                 856
      Exercise of stock options                    145                            1,134                               2,715
      Restricted common stock awards                90                            1,203                               1,688
      Other                                         29                              388                                 532
    Amortization of restricted common
      stock compensation
    Shares held in trust for deferred
       compensation plans
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                     7,736           $10,000        $10,260         $169,575           ($30,310)
==================================================================================================================================
                                             Shares Held in       Unearned
                                             Trust for            Restricted     Total
                                             Deferred             Common Stock   Shareholders'
                                             Compensation Plans   Compensation   Equity
================================================================================================
Balance at July 1, 1993
    As previously reported                                         ($2,189)            $134,940
    Pooling of interests with Mainline                                                    4,065
- ------------------------------------------------------------------------------------------------
Balance as restated                                                 (2,189)             139,005
    Net income                                                                           12,687
    Cash dividends - $.64 per share                                                      (4,739)
    Purchase of common stock for treasury                                                (1,945)
    Treasury shares issued for:
      401-k Savings Plan contribution                                                     1,510
      Exercise of stock options                                                             311
      Restricted common stock awards                                  (286)
      Other                                                                                 201
    Amortization of restricted common
      stock compensation                                             2,475                3,386
    Other                                                                                    75
- ------------------------------------------------------------------------------------------------
Balance at June 30, 1994                                                 0              150,491
    Net income                                                                            6,372
    Cash dividends - $.34 per share                                                      (2,604)
    Purchase of common stock for treasury                                                (3,823)
    Treasury shares issued for:
      401-k Savings Plan contribution                                                     1,429
      Exercise of stock options                                                           3,849
      Restricted common stock awards                                (2,891)
      Other                                                                                 920
    Amortization of restricted common
      stock compensation                                                80                   80
    Shares held in trust for deferred
       compensation plans                         ($1,584)                               (1,584)
- ------------------------------------------------------------------------------------------------
Balance at December 31, 1994                      ($1,584)         ($2,811)            $155,130
================================================================================================

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Amounts in thousands)
                                 (Unaudited)

1. BASIS OF PRESENTATION

  In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1994 and June 30, 1994, and the results of operations for the six months and three months ended December 31, 1994 and 1993, and cash flows for the six months ended December 31, 1994 and 1993.

  The results of operations for the three and six month periods ended December 31, 1994 are not necessarily indicative of the results to be expected for the fiscal year.

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

  Average shares outstanding for the computation of net income per share were as follows:

     Three Months Ended        Six Months Ended
         December 31             December 31
     1994          1993        1994        1993
     ------------------        ----------------
     7,708        7,561       7,642        7,547

3. BUSINESS COMBINATION

  On March 10, 1994, the Company acquired Mainline Industrial Distributors, Inc., a high quality applied technology distributor of drive systems, rubber products and bearings in exchange for 196 shares of Bearings, Inc. common stock. The business combination has been accounted for as a pooling of interests.

  The statements of consolidated income for the three months and six months ended December 31, 1993 and the statements of consolidated cash flows for the six months ended December 31, 1993 have been restated to reflect the Mainline acquisition.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Amounts in thousands)
                                 (Unaudited)

- --------------------------------------------------------------------------------

4. PERFORMANCE ACCELERATED RESTRICTED COMMON STOCK

  During October 1994, the Board of Directors awarded 90 shares of Performance Accelerated Restricted Stock (PARS) to officers and other key employees.
  This restricted stock award was made under the 1990 Long-Term Performance Plan. PARS plan participants are entitled to receive dividends and have voting rights on their respective shares but are restricted from selling or transferring the shares prior to vesting. The restricted stock vests after a period of six years, with accelerated vesting based upon achievement of certain return on asset objectives or minimum stock price levels. The aggregate fair market value of the restricted stock is considered unearned compensation at the time of grant and is amortized over the six year vesting period or until such time as acceleration of vesting takes place.

5. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company has had only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements have been used to achieve a hedge or limitation of the interest rate risk of the Company.

  In December 1994, the Company terminated an April 1994 interest rate swap agreement at a loss of $1,025. This loss is being amortized by a charge to interest expense over a sixteen month period through April 1996. The Company had no outstanding swap agreements or other derivative instruments at December 31, 1994.

6. DEFERRED COMPENSATION PLANS

  During 1991, a deferred compensation plan was established enabling certain non-employee directors to defer receipt of director fees. In addition, during 1994, a deferred compensation plan was established enabling certain executives to defer a portion of their annual incentive awards. The Company's obligations for these plans have been fully funded by placing into rabbi trusts common stock of the Company and money market investments. This common stock is reported as a contra-equity account and the money market investments are included in other assets in the accompanying consolidated balance sheets. At December 31, 1994, the related liability for these plans of $1,635 is recorded in other liabilities in the accompanying consolidated balance sheets.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected: (1) the Company's financial condition at December 31, 1994 and June 30, 1994 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

LIQUIDITY AND WORKING CAPITAL
Cash provided by operating activities was $3.4 million in the six months ended December 31, 1994. This compares to $4.8 million of cash used for operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 1994 inventories increased approximately $22.8 million. While this increase is primarily attributable to increasing inventory levels to service the increase in sales volume, it is less than the increase experienced in the same period last year. Accounts receivable increased by $1.8 million from increased sales volume.

Working capital at December 31, 1994 was $154.3 million compared to $144.6 million at June 30, 1994. The current ratio was 2.4 at both December 31, 1994 and June 30, 1994.

CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company's lines of credit and long-term debt, and to a lesser extent, from operating lease arrangements.

Average combined short-term and long-term borrowing was $95.9 million for the six months ended December 31, 1994 and $103.0 million during the year ended June 30, 1994. The average effective interest rate on the short-term borrowings for the six months ended December 31, 1994 increased to 5.50% from an average rate of 4.0% for the year ended June 30, 1994 due to higher prevailing short-term interest rates. The Company has $95 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which is in excess of the banks' prime rate. The Company had $16.9 million of borrowings under these short-term bank lines of credit at December 31, 1994. Unused bank lines of credit of $78.1 million are available for future short-term financing needs.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

In December 1994, the Company terminated its interest rate swap agreement for a loss of $1,025,000. This loss is being deferred and will be amortized over the remaining term of the swap agreement through April 1996.

Management expects that capital resources provided from operations, available lines of credit and long-term debt will be sufficient to finance normal working capital needs and capital expenditure programs. Management also believes that additional long-term debt and line of credit financing could be obtained if desired.

RESULTS OF OPERATIONS
- ---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                                                                      Increase (Decrease)
                                                                     (Dollars in thousands)

                                              Three Months Ended                              Six Months Ended
                                                  December 31                                    December 31
                                                 1994 and 1993                                  1994 and 1993
                                                              Percent                                     Percent
                                            Amount            Change                       Amount         Change
                                            ------            ------                       ------         ------
 Net Sales                                 $23,621            10.4%                       $48,514         10.8%

 Cost of sales                              21,966            13.3%                        39,920         12.1%

 Selling, distribution and
 administrative expenses
                                              (624)           (1.1%)                        5,113          4.8%
 Operating income                            2,279            42.8%                         3,481         32.0%

 Interest expense-net                         250            15.9%                           285          9.2%

 Income before income taxes
                                             2,029            54.1%                         3,196         41.0%

 Income taxes                                  990            68.8%                         1,536         49.9%
 Net income                                  1,039            44.9%                         1,660         35.2%

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
Increases in sales for the quarter were primarily due to volume and price increases. Gross profit, as a percentage of sales, decreased from 27.2% to 25.3% due to supplier price increases which have not yet been passed through to our entire customer base.

Selling, distribution and administrative expenses decreased by 1.1% from lower wage, salary and incentive costs and lower bad debt expense due to improved collections.

Interest expense-net for the quarter increased by 15.9%. Higher short-term interest rates were partially offset by a decrease in the amount of average borrowings outstanding.

Income taxes as a percentage of income before taxes was 42.0% in the three months ended December 31, 1994 and 38.3% in the three months ended December 31, 1993. The increase is attributed to an overall increase in the Company's effective Federal, State and local tax rates and from a greater percentage of non-deductible expenses.

As a result of the above factors, net income increased by 44.9% compared to the same quarter of last year.

SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
Increases in sales for the period were principally due to volume and price increases. Gross profit, as a percentage of sales, decreased from 26.3% to 25.5% due to supplier price increases which have not yet been passed through to our entire customers base.

Selling, distribution and administrative expenses increased by 4.8% from higher commission and incentive costs related to improved performance and higher employee welfare costs due to enhancement of the 401-K plan. Additionally, in the first quarter, the Company recorded a charge of approximately $800,000 relating to a workforce reduction in certain corporate service departments.
The increased expenses were partially offset by lower bad debt expense due to improved collections.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Interest expense - net for the period increased by 9.2%. Higher short-term interest rates were partially offset by a decrease in the amount of average borrowings during the period.

Income taxes as a percentage of income before income taxes was 42.0% in the six months ended December 31, 1994 and 39.5% in the six months ended December 31, 1993. The increase is attributed to an overall increase in the Company's effective Federal, State and local tax rates and from a greater percentage of non-deductible expenses.

As a result of the above factors, net income increased by 35.2% compared to the same period of last year.

ADDITIONAL COMMENTARY
Improved operating results for the period were achieved through improvement in the level of business activity. The Company believes that sales will continue to exceed prior years' levels during the remainder of the fiscal year.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

   (a) The Registrant incorporates by reference herein the description of the case captioned SAMMIE ADKINS, ET AL. VS. A. P. GREEN INDUSTRIES, INC., ET AL, Summit County, Ohio, Court of Common Pleas, Case No. ACV 88-7-2398 (and related cases) found in Item 3 "Pending Legal Proceedings" contained in the Registrant's Form 10-K for the fiscal year ended June 30, 1994. Notwithstanding possible indemnification and/or contribution from suppliers and insurance, the Registrant believes, based upon circumstances presently known, that such cases are not material to its business or its financial condition.

   (b) The Registrant incorporates by reference herein the description of the case captioned IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL, 22nd Judicial District Court for the Parish of Washington, State of Louisiana, Case Number 70,760-E, found in Item 1, "Legal Proceedings", contained in the Registrant's 10-Q for the quarter ended September 30, 1994. In January 1995, the court issued an order declaring that the action would be maintained as an ordinary action, and not as a class action. Notwithstanding possible indemnification and/or contribution from suppliers and insurance, the Registrant believes, based upon circumstances presently known, that this case is not material to its business or its financial condition.

   (c) The Registrant also incorporates by reference herein the description of the case captioned KING BEARING, INC. VS. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Registrant's Form 10-K for the fiscal year ended June 30, 1994. The case is now pending in the California Court of Appeal. The Registrant believes that such case will have no material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders of the Registrant held on October 18, 1994, the Shareholders (i) re-elected

         John C. Dannemiller, John C. Robinson and Dr. Jerry Sue Thornton as Directors of Class I for a term expiring in 1997, and (ii) ratified the appointment of Deloitte & Touche LLP as independent auditors of the Registrant for the fiscal year ending June 30, 1995. Substantially the same information required by this Item 4 was previously reported in Part II, Item 5 "Other Information" of the Registrant's Form 10-Q for the quarter ended September 30, 1994.


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

      10      First Amendment to Bearings, Inc. Deferred Compensation Plan.

      11      Computation of Net Income Per Share.

      27      Financial Data Schedule.

(b) The Registrant did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1994.



                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        BEARINGS, INC.
                                        (Registrant)


Date:  February 13, 1995                By:/S/ JOHN R. WHITTEN
                                           ----------------------------------
                                           John R. Whitten
                                           Vice President-Finance &
                                           Treasurer
                                           ("Chief Financial Officer")


Date:  February 13, 1995                By:/S/ MARK O. EISELE
                                           ----------------------------------
                                           Mark O. Eisele
                                           Controller
                                           ("Chief Accounting Officer")

                                BEARINGS, INC.

                                EXHIBIT INDEX
             TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1994

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

      10    First Amendment to Bearings, Inc. Deferred Compensation                     Attached
            Plan.

      11    Computation of Net Income Per Share.                                        Attached

      27    Financial Data Schedule.                                                    Attached