Form 10-Q
period 1995-03-31
BEARINGS INC /OH/
filed 1995-05-15
CIK 109563

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 1995
                               ---------------------------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

                      Commission File Number     1-2299
                                              --------------


                               BEARINGS, INC.
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Ohio                                      34-0117420
 ----------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


    3600 Euclid Avenue, Cleveland, Ohio                         44115
 ----------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (216) 881-2838
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

Yes   X     No
    -----      -----

Shares of common stock outstanding on   March 31, 1995         7,766,813
                                      -------------------------------------
                                                             (No par Value)

                                 BEARINGS, INC.
                                 --------------
                                     INDEX

__________________________________________________________________________
                                                                  Page No.

Part I:    FINANCIAL INFORMATION

   Item 1:     Financial Statements

         Statements of Consolidated Income -
           Three Months and Nine Months
           Ended March 31, 1995 and 1994                            2

         Consolidated Balance Sheets -
           March 31, 1995 and June 30, 1994                         3

         Statements of Consolidated Cash Flows
           Nine Months Ended March 31, 1995 and 1994                4

         Statements of Consolidated Shareholders' Equity -
           Nine Months Ended March 31, 1995 and
           Year Ended June 30, 1994                                 5

         Notes to Consolidated Financial Statements               6 - 8

   Item 2:    Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9 - 12


Part II:    OTHER INFORMATION

         Item 1:    Legal Proceedings                               13

         Item 6:    Exhibits and Reports on Form 8-K             14 - 15

    Signatures                                                      15

PART I:       FINANCIAL INFORMATION
ITEM I:       Financial Statements

                                                  BEARINGS, INC. AND SUBSIDIARIES
                                                 ---------------------------------
                                                 STATEMENTS OF CONSOLIDATED INCOME
                                                            (Unaudited)
                                               (Thousands, except per share amounts)



                                       Three Months Ended                   Nine Months Ended
                                            March 31                            March 31
                                     1995             1994                1995            1994
                                -----------------------------       -----------------------------
 Net Sales                      $    277,029     $    239,743       $    774,540     $    688,740
                                ------------     ------------       ------------     ------------
 Cost and Expenses
   Cost of sales                     206,788          174,245            577,505          505,043
   Selling, distribution and
     administrative                   60,690           59,018            173,128          166,341
                                ------------     ------------       ------------     ------------
                                     267,478          233,263            750,633          671,384
                                ------------     ------------       ------------     ------------
 Operating Income                      9,551            6,480             23,907           17,356
                                ------------     ------------       ------------     ------------

 Interest
   Interest expense                    2,123            1,401              5,653            4,601
   Interest income                       (57)             (50)              (217)            (165)
                                ------------     ------------       ------------     ------------
                                       2,066            1,351              5,436            4,436
                                ------------     ------------       ------------     ------------

 Income Before Income Taxes            7,485            5,129             18,471           12,920
                                ------------     ------------       ------------     ------------

 Income Taxes
   Federal                             2,469            1,827              6,185            4,333
   State and local                       667              416              1,565              989
                                ------------     ------------       ------------     ------------
                                       3,136            2,243              7,750            5,322

 Net Income                     $      4,349     $      2,886       $     10,721     $      7,598
                                ============     ============       ============     ============

 Net Income per share           $       0.56     $       0.38       $       1.40     $       1.01
                                ============     ============       ============     ============

 Cash dividends per common
    share
                                $       0.18       $     0.16       $       0.52      $      0.48
                                ============     ============       ============     ============

See notes to consolidated financial statements.

                         BEARINGS, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                         March 31        June 30
                                                           1995            1994
                                                     ----------         ----------
                                                       (Unaudited)
                       Assets
Current assets
    Cash and temporary investments                   $    6,996         $   10,935
    Accounts receivable less allowance
     of $2,077 and $1,900                               144,392            129,798
    Inventories  (at LIFO)                              122,639            106,233
    Other current assets                                  3,253              2,278
                                                     ----------         ----------
Total current assets                                    277,280            249,244
                                                     ----------         ----------
Property - at cost
    Land                                                 11,925             11,642
    Buildings                                            56,391             54,889
    Equipment                                            68,255             66,906
                                                     ----------         ----------
                                                        136,571            133,437
    Less accumulated depreciation                        59,951             53,318
                                                     ----------         ----------
Property - net                                           76,620             80,119
                                                     ----------         ----------
Other assets                                             15,281             14,156
                                                     ----------         ----------

  TOTAL ASSETS                                       $  369,181         $  343,519
                                                     ==========         ==========
        Liabilities and Shareholders' Equity
        ------------------------------------
Current liabilities
    Notes payable - short-term                       $   24,215         $   19,805
    Accounts payable                                     64,915             50,937
    Compensation and related benefits                    18,389             21,508
    Other accrued liabilities                            12,158             12,389
                                                     ----------         ----------
Total current liabilities                               119,677            104,639
Long-term debt                                           80,000             80,000
Deferred income taxes                                     3,370              3,370
Other liabilities                                         6,868              5,019
                                                     ----------         ----------
    TOTAL LIABILITIES                                   209,915            193,028
                                                     ----------         ----------

Shareholders' Equity
Preferred Stock - no par value;  2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value;  30,000
    shares authorized;  9,303 shares issued              10,000             10,000
Additional paid-in capital                               10,598              6,962
Income retained for use in the business                 172,529            165,807
Less 1,536 and 1,757 treasury shares -
    at cost                                             (29,742)           (32,278)
Less shares held in trust for
    deferred compensation plans                          (1,363)
Less unearned restricted common
    stock compensation                                   (2,756)
                                                     ----------         ----------
    TOTAL SHAREHOLDERS' EQUITY                          159,266            150,491
                                                     ----------         ----------

    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                         $  369,181         $  343,519
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

                                                  BEARINGS, INC. AND SUBSIDIARIES
                                                  -------------------------------
                                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                            (Unaudited)
                                                      (Amounts in thousands)


                                                                      Nine Months Ended
                                                                           March 31
                                                              ---------------------------------
                                                                 1995                    1994
- -----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                $  10,721               $   7,598
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
       Depreciation                                               9,995                  10,036
       Provision for losses on accounts receivable                  901                   1,036
       Gain on sale of property                                    (136)                   (725)
       Amortization of restricted common stock
           compensation and goodwill                                492                   2,675
       Treasury shares contributed to employee
           benefit plans                                          2,206                   1,099
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                  (14,216)                (11,083)
           Inventories                                          (15,226)                (10,049)
           Other current assets                                    (950)                  1,094
           Accounts payable and accrued expenses                  9,698                  10,596
       Other - net                                                  966                     936
- -----------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                         4,451                  13,213
- -----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                           (7,356)                (12,943)
    Proceeds from property sales                                  1,038                   2,859
    Acquisition of businesses, less cash acquired                (1,839)
    Other                                                          (685)                    273
- -----------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                            (8,842)                 (9,811)
- -----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings under line-of-credit agreements                4,410                   4,069
    Exercise of stock options                                     3,915                     228
    Dividends paid                                               (3,999)                 (3,533)
    Purchase of treasury shares                                  (3,874)                 (1,945)
- -----------------------------------------------------------------------------------------------
Net Cash provided by (used in)  Financing Activities                452                  (1,181)
- -----------------------------------------------------------------------------------------------
Increase (decrease) in cash
    and temporary investments                                    (3,939)                  2,221
Cash and temporary investments
    at beginning of period                                       10,935                   4,634
- -----------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                          $   6,996               $   6,855
===============================================================================================
Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                             $   9,802               $   3,378
     Interest                                                 $   6,352               $   4,532

See notes to consolidated financial statements.


                                                  BEARINGS, INC. AND SUBSIDIARIES
                                                  -------------------------------
                                          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                       For the Nine Months Ended March 31, 1995 (Unaudited)
                                                   and Year Ended June 30, 1994
                                                      (Amounts in thousands)



                                                                                         Income
                                         Shares of                        Additional     Retained          Treasury
                                         Common Stock      Common         Paid-in        for Use in        Shares
                                         Outstanding       Stock          Capital        the Business      - at Cost
- ----------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1993
    As previously reported                  7,319           $10,000         $6,710         $155,908           ($35,489)
    Pooling of interests with Mainline        196                           (1,353)           1,876              3,542
- ----------------------------------------------------------------------------------------------------------------------
Balance as restated                         7,515            10,000          5,357          157,784            (31,947)
    Net income                                                                               12,687
    Cash dividends - $.64 per share                                                          (4,739)
    Purchase of common stock
      for treasury                            (59)                                                              (1,945)
    Treasury shares issued for:
      401-(k) Savings Plan contribution        56                              503                               1,007
      Exercise of stock options                13                               74                                 237
      Restricted common stock awards           13                               53                                 233
      Other                                     8                               64                                 137
    Amortization of restricted common
      stock compensation                                                       911
    Other                                                                                        75
- ----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                    7,546            10,000          6,962          165,807            (32,278)
    Net income                                                                               10,721
    Cash dividends - $.52 per share                                                          (3,999)
    Purchase of common stock
      for treasury                           (120)                                                              (3,874)
    Treasury shares issued for:
      401-(k) Savings Plan contribution        71                              862                               1,344
      Exercise of stock options               148                            1,135                               2,780
      Restricted common stock awards           92                            1,232                               1,727
      Deferred compensation plans              30                              407                                 559
    Amortization of restricted common
      stock compensation
    Other
- ----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                   7,767           $10,000        $10,598         $172,529           ($29,742)
======================================================================================================================


                                         Shares Held in       Unearned
                                         Trust for            Restricted     Total
                                         Deferred             Common Stock   Shareholders'
                                         Compensation Plans   Compensation   Equity
- ------------------------------------------------------------------------------------------
Balance at July 1, 1993
    As previously reported                                    ($2,189)            $134,940
    Pooling of interests with Mainline                                               4,065
- ------------------------------------------------------------------------------------------
Balance as restated                                            (2,189)             139,005
    Net income                                                                      12,687
    Cash dividends - $.64 per share                                                 (4,739)
    Purchase of common stock
      for treasury                                                                  (1,945)
    Treasury shares issued for:
      401-(k) Savings Plan contribution                                              1,510
      Exercise of stock options                                                        311
      Restricted common stock awards                             (286)
      Other                                                                            201
    Amortization of restricted common
      stock compensation                                        2,475                3,386
    Other                                                                               75
- ------------------------------------------------------------------------------------------
Balance at June 30, 1994                                            0              150,491
    Net income                                                                      10,721
    Cash dividends - $.52 per share                                                 (3,999)
    Purchase of common stock
      for treasury                                                                  (3,874)
    Treasury shares issued for:
      401-(k) Savings Plan contribution                                              2,206
      Exercise of stock options                                                      3,915
      Restricted common stock awards                           (2,959)
      Deferred compensation plans           ($966)
    Amortization of restricted common
      stock compensation                                          203                  203
    Other                                    (397)                                    (397)
- ------------------------------------------------------------------------------------------
Balance at March 31, 1995                  ($1,363)           ($2,756)            $159,266
==========================================================================================
See notes to consolidated financial statements.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)
- -------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and June 30, 1994, and the results of operations for the three months and nine months ended March 31, 1995 and 1994, and cash flows for the nine months ended March 31, 1995 and 1994.

         The results of operations for the three and nine month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year.

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

         Average shares outstanding for the computation of net income per share were as follows:

                          Three Months Ended                                 Nine Months Ended
                                March 31                                         March 31
                          1995          1994                                 1995        1994
                          ------------------                                 ----------------
                          7,749      7,553                                   7,677    7,549

3.       BUSINESS COMBINATIONS

         During the quarter ended March 31, 1995 the Company acquired substantially all of the assets of Dees Corporation, a distributor of fluid power products, and Motion Specialties, Inc., a distributor of bearings and drive systems products, for a total of $1,839 of cash and $1,416 of deferred payments.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)
- -------------------------------------------------------------------------------
         The business combinations have been accounted for as purchases and their results of operations have been included in the accompanying consolidated financial statements from their respective acquisition dates. Goodwill of $729 was recognized and is being amortized over 15 years. Pro forma results of operations are not shown because the effects of these acquisitions are not material.

4.       PERFORMANCE ACCELERATED RESTRICTED COMMON STOCK

         In October 1994, the Board of Directors awarded 90 shares of Performance Accelerated Restricted Stock (PARS) to officers and other key employees. This restricted stock award was made under the 1990 Long-Term Performance Plan. PARS plan participants are entitled to receive dividends and have voting rights on their respective shares but are restricted from selling or transferring the shares prior to vesting. The restricted stock vests after a period of six years, with accelerated vesting based upon achievement of certain return on asset objectives or minimum stock price levels. The aggregate fair market value of the restricted stock is considered unearned compensation at the time of grant and is amortized over the six year vesting period or until such time as acceleration of vesting takes place.

5.       DERIVATIVE FINANCIAL INSTRUMENTS

         The Company has had only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements have been used to achieve a hedge or limitation of the interest rate risk of the Company.

         In December 1994, the Company terminated an April 1994 interest rate swap agreement at a loss of $1,025. This loss is being amortized to interest expense over the remaining term of the swap agreement through April 1996. The Company had no outstanding swap agreements or other derivative instruments at March 31, 1995.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)
- -------------------------------------------------------------------------------
6.       DEFERRED COMPENSATION PLANS

         During 1991, a deferred compensation plan was established enabling certain non-employee directors to defer receipt of director fees. In addition, during 1994 a deferred compensation plan was established enabling certain executives to defer a portion of their annual incentive awards. The Company's obligations for these plans have been fully funded by placing common stock of the Company and money market investments into rabbi trusts. This common stock is reported as a contra-equity account and the money market investments are included in other assets in the accompanying consolidated balance sheets. At March 31, 1995, the related liability for these plans of $1,398 is recorded in other liabilities in the accompanying consolidated balance sheets.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected: (1) the Company's financial condition at March 31, 1995 and June 30, 1994 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
- -----------------------------
Cash provided by operating activities was $4.5 million in the nine months ended March 31, 1995. This compares to $13.2 million of cash provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables. The Company has continuing programs to monitor and control these investments. During the nine month period ended March 31, 1995 inventories increased approximately $16.4 million and accounts receivable increased by 14.6 million. These increases are primarily attributable to the increase in sales volume as well as from business acquisitions.

Working capital at March 31, 1995 was $157.6 million compared to $144.6 million at June 30, 1994. The current ratio was 2.3 at March 31, 1995 and 2.4 at June 30, 1994.

Capital Resources
- -----------------
Capital resources are obtained from income retained in the business, borrowings under the Company's lines of credit and long-term debt, and to a lesser extent, from operating lease arrangements.

Average combined short-term and long-term borrowing was $98.3 million for the nine months ended March 31, 1995 and $103.0 million during the year ended June 30, 1994. The average effective interest rate on the short-term borrowings for the nine months ended March 31, 1995 increased to 5.7% from an average rate of 4.0% for the year ended June 30, 1994 due to higher prevailing short-term interest rates. The Company has $95 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which is in excess of the banks' prime rate. The Company had $24.2 million of borrowings under these short-term bank lines of credit at March 31, 1995. Unused bank lines of credit of $70.8 million are available for future short-term financing needs.

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

RESULTS OF OPERATIONS
- ---------------------
A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                                                     Increase (Decrease)
                                                    (Dollars in thousands)

                                         Three Months Ended                             Nine Months Ended
                                             March 31                                       March 31
                                           1995 and 1994                                  1995 and 1994
                                                           Percent                                    Percent
                                          Amount           Change                       Amount         Change
                                        ----------       ----------                  ------------    ----------
 Net Sales                                 $37,286            15.6%                       $85,800         12.5%

 Cost of sales                              32,543            18.7%                        72,462         14.3%

 Selling, distribution and
 administrative expenses
                                             1,672             2.8%                         6,787          4.1%
 Operating income                            3,071            47.4%                         6,551         37.7%

 Interest expense -net                         715            52.9%                         1,000         22.5%

 Income before income taxes
                                             2,356            45.9%                         5,551         43.0%

 Income taxes                                  893            39.8%                         2,428         45.6%
 Net income                                  1,463            50.7%                         3,123         41.1%

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

Three Months Ended March 31, 1995 and 1994
- ------------------------------------------
Increases in sales for the quarter were primarily due to volume and price increases. Gross profit, as a percentage of sales was 25.3% in 1995 compared to 27.3% in 1994. The change reflects an adjustment of estimated year-to-date costs in 1994, which did not reoccur in 1995.

Selling, distribution and administrative expenses increased by 2.8% from higher salary, commission and incentive costs related to improved performance and higher hospitalization costs.

Interest expense-net for the quarter increased by 52.9%. Higher short-term interest rates and the amortized expense of terminating the interest rate swap were partially offset by a decrease in the amount of average borrowings outstanding.

Income taxes as a percentage of income before taxes was 41.9% in the three months ended March 31, 1995 and 43.7% in the three months ended March 31, 1994.

As a result of the above factors, net income increased by 50.7% compared to the same quarter of last year.

Nine Months Ended March 31, 1995 and 1994
- -----------------------------------------
Increases in sales for the period were principally due to volume and price increases. Gross profit, as a percentage of sales was 25.4% in 1995 compared to 26.7% in 1994. The change reflects an adjustment of estimated year-to-date costs in 1994, which did not reoccur in 1995.

Selling, distribution and administrative expenses increased by 4.1% from higher commission and incentive costs related to improved performance, higher hospitalization costs and higher employee welfare costs due to enhancement of the 401(k) plan. Additionally, in the first quarter of the 1995 fiscal year, the Company recorded a charge of approximately $800,000 relating to a workforce reduction in certain corporate service departments. The increased expenses were partially offset by lower bad debt expense due to improved collections.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------
Interest expense - net for the period increased by 22.5%. Higher short-term interest rates and the amortized expense of terminating the interest rate swap were partially offset by a decrease in the amount of average borrowings during the period.

Income taxes as a percentage of income before income taxes was 42.0% in the nine months ended March 31, 1995 and 41.2% in the nine months ended March 31, 1994. The increase is primarily attributed to a greater percentage of non-deductible expenses.

As a result of the above factors, net income increased by 41.1% compared to the same period of last year.

Additional Commentary
- ---------------------
Improved operating results for the period were achieved through improvement in the level of business activity. The Company believes that sales will continue to exceed prior years' levels during the remainder of the fiscal year.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          ------------------

          (a) The Registrant incorporates by reference herein the description of the case captioned SAMMIE ADKINS, ET AL. VS. A. P. GREEN INDUSTRIES, INC., ET AL., Summit County, Ohio, Court of Common Pleas, Case No. ACV 88-7-2398 (and related cases) found in Item 3 "Pending Legal Proceedings" contained in the Registrant's Form 10-K for the fiscal year ended June 30, 1994. Notwithstanding possible indemnification and/or contribution from suppliers and insurance, the Registrant believes, based upon circumstances presently known, that such cases are not material to its business or its financial condition.

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


             11          Computation of Net Income Per Share.

             27          Financial Data Schedule.


     (b) The Registrant did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1995.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   BEARINGS, INC.
                                   (Registrant)


Date:  May 15, 1995                By:/s/  John C. Robinson
                                      ----------------------------
                                      John C. Robinson
                                      President & Chief Operating
                                      Officer



Date:  May 15, 1995                By:/s/ Mark O. Eisele
                                      ----------------------------
                                      Mark O. Eisele
                                      Controller
                                      ("Chief Accounting Officer")

                                 BEARINGS, INC.

                                 EXHIBIT INDEX
               TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

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

          11        Computation of Net Income Per      Attached
                    Share.

          27        Financial Data Schedule.           Attached