Form 10-K405
period 1995-06-30
BEARINGS INC /OH/
filed 1995-09-22
CIK 109563

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For The Fiscal Year Ended June 30, 1995

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

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                              ------      ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of close of business on September 1, 1995: $249,998,872.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                           Outstanding at September 1, 1995
        -----                           --------------------------------
Common Stock without par value                   7,830,765


                      DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

                 (1) Bearings, Inc. 1995 Annual Report to shareholders for the fiscal year ended June 30, 1995, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

                 (2) Bearings, Inc. Proxy Statement dated September 15, 1995, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

                                    PART I.
                                    -------
                               ITEM 1.  BUSINESS.
                                        ---------

        BEARINGS, INC., an Ohio corporation, and its wholly-owned operating subsidiaries, BRUENING BEARINGS, INC., a Kentucky corporation, DIXIE BEARINGS, INCORPORATED, a Tennessee corporation, KING BEARING, INC., a California corporation, and MAINLINE INDUSTRIAL DISTRIBUTORS, INC., a Wisconsin corporation, are in the business of selling and distributing bearings, mechanical and electrical drive system products, industrial rubber products, fluid power products and specialty maintenance and repair products manufactured by others. Bearings, Inc. and its wholly-owned operating subsidiaries are hereafter referred to in this Report as the "Company", unless the context indicates otherwise. The Company's executive offices are located at 3600 Euclid Avenue, Cleveland, Ohio. The Company and predecessor companies have been engaged in this business since 1923. Bearings, Inc. was incorporated under the laws of Delaware in 1928 and reincorporated from Delaware to Ohio in 1988.

        (a)  General Development of Business.
             --------------------------------
        In fiscal 1995, the Company joined a newly-formed strategic alliance named International Supply Consortium, Inc. ("ISC"). ISC, whose shareholders also include Cameron & Barkley Company of Charleston, South Carolina and McJunkin Corporation of Charleston, West Virginia, is a consortium of industrial distributors that selectively markets and sells its products and services in tandem to targeted large industrial customers that prefer to purchase their maintenance, repair and operations products from fewer suppliers. The Company supplies ISC with its full line of products including bearings, drive products, industrial rubber products, fluid power products and specialty items. Cameron & Barkley and McJunkin supply electrical, industrial and electronic supplies as well as pipes, valves and fittings.

        The Company has continued to supplement its position in non-bearing product lines through acquisition. In January 1995, the Company acquired substantially all of the assets of Dees Corporation, a distributor of hydraulic, pneumatic, electro-control and integrated fluid power products. The business now operates as the Company's Dees Fluid Power Division, with locations in Baltimore, Philadelphia and Richmond. Other asset acquisitions, announced early in fiscal 1996, that improved the Company's geographic reach, were Flood Industries, Inc., a two-branch distributor in the Upper Peninsula of Michigan, and the Power Transmission Equipment Division of Hines Motor Supply, Inc., located in Billings, Montana.

        Also in early fiscal 1996 the Company announced plans to build a new headquarters facility. The new 150,000 square foot complex is expected to be built in Cleveland's Midtown Corridor and opened in fiscal 1997. It will replace the Company's current headquarters complex of five unconnected buildings spread over three blocks in the Midtown Corridor.

        Further information regarding developments in the Company's business can be found in the Bearings, Inc. 1995 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 through 12, which is incorporated herein by reference.


        (b)  Financial Information About Industry Segments.
             ----------------------------------------------
        The Company considers its business to involve only one industry segment.

        (c)  Narrative Description of Business.
             ----------------------------------
        PRODUCTS. The Company engages in the distribution and sale of ball, roller, thrust and linear type bearings, mechanical and electrical drive system products, industrial rubber products, fluid power products and specialty items used in connection with the foregoing such as seals, lubricants, locking devices, sealing compounds, adhesives and tools for use therewith. Although the Company does not generally manufacture the products that it sells, it does assemble filter carts, fluid power units, speed reducers and electrical panels.

        The Company is a non-exclusive distributor for numerous manufacturers of the products which it sells. The principal bearing lines distributed by the Company are: American, Barden, Cooper, FAG, INA, Kaydon, MB Manufacturing, McGill, MRC, Sealmaster, SKF, Thomson, Timken and Torrington/Fafnir. The principal drive system product lines distributed by the Company are: Baldor, Browning, Electron, Falk, FMC, Foote Jones, Jeffrey, Kop-Flex, Lincoln
Electric, Lovejoy, Martin, Morse, Reliance/Dodge, Rexnord/Link-Belt, Saftronics, Stephens Adamson, Symmco, U.S. Electrical Motors, Western Reserve and Winsmith. The principal industrial rubber product lines distributed by the Company are:
Aeroquip, Boston, Dixon, Flexco, Gates, Globe, Goodyear, Habasit and Weatherhead. The principal fluid power product lines distributed by the Company are: ARO, Dana, Dennison, Donaldson, Char-Lyn and Schrader Bellows. Specialty items, including seals, sealants, "O" rings, retaining rings, adhesives, lubricants, maintenance equipment, skin care products and tools, are purchased from various manufacturers. The principal suppliers of specialty items are: CR Industries, Dow Corning, Garlock, Gojo, Loctite, Lubriplate, National/Federal Mogul, OTC, Parker Hannifin and Rotor Clip. The Company believes that its relationships with its suppliers are generally good and that the Company can continue to represent these suppliers. The loss of certain of these suppliers could have an adverse effect on the Company's business.

        Based upon the Company's analysis of product dollar sales volume for the fiscal year ended June 30, 1995, bearings represented 45%, drive system products represented 30%, specialty items represented 12%, and other items, including industrial rubber and fluid power products, represented 13% of sales. For the year ended June 30, 1994, bearings represented 50%, drive system products represented 27%, specialty items represented 12%, and other items, including industrial rubber and fluid power products, represented 12% of sales. For the year ended June 30, 1993, bearings represented 54%, drive system products represented 24%, specialty items represented 13%, and other items, including industrial rubber and fluid power products, represented 9% of sales.

        The Company rebuilds precision machine spindles and live centers at its Spindle Lab in Cleveland, Ohio. Mechanical shops located in Corona, California; Modesto, California; Atlanta, Georgia; Florence, Kentucky; Butte, Montana; Charlotte, North Carolina; Cleveland, Ohio; Carlisle, Pennsylvania; Ft. Worth, Texas; and Longview, Washington rebuild and assemble speed reducers, provide custom machining and assemble fluid power systems to customer specifications. Fluid power centers located in Corona, California; Baltimore, Maryland; Worcester, Massachusetts; Philadelphia, Pennsylvania; Richmond, Virginia; and Kent, Washington provide customers with technical expertise. The Company also operates rubber shops in Tucson, Arizona; Corona, California; Modesto, California; Atlanta, Georgia; Crestwood, Illinois; Dayton, New Jersey; Arlington, Texas; Longview, Washington; and Appleton, Wisconsin to modify conveyor belts and provide hose assemblies in accordance with customer requirements.

        SERVICES. The Company's sales personnel advise and assist customers with respect to the selection and application of various products. The Company considers this advice and assistance to be an integral part of its overall sales efforts. Company sales personnel consist of inside customer service and field account representatives assigned to each branch, in addition to representatives assigned as industry and product specialists. Inside customer service representatives receive, process and expedite customer orders, provide pricing and product information, and provide assistance to field account representatives in servicing customers. Field account representatives make on-site calls to customers and potential customers to provide product and pricing information, make surveys of customer requirements and recommendations, and assist in the implementation of maintenance programs. Specialists assist with applications particular to their areas of expertise. The Company maintains inventory levels in each branch that are tailored to meet the immediate needs of its customers and maintains back-up inventory in its distribution centers, thereby enabling customers to minimize their own inventories. Such inventories consist of certain standard items stocked at most branches as well as other items related to the specific needs of customers in the particular locale. As a result, the business of each branch is concentrated largely in the geographic area in which it is located. Due to its high percentage of sales in the maintenance and replacement market, the Company believes that service is more important than price in its sales effort, although price is a competitive factor.

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

        The Company's ability to service its customers is enhanced by its computerized inventory and sales information systems. The Company's point-of-sale OMNEX [TM] 2.0 computer system gives all Company locations on-line access to inventory, sales analysis and data. Inventory and sales information is updated as transactions are entered. The OMNEX [TM] 2.0 system permits direct access for order entry, pricing and price- auditing, order expediting and back order review. The Company's computer system also permits Electronic Data Interchange (EDI) with participating customers and suppliers. Nine network-integrated computer sites serve all branches, distribution centers and service facilities; however, during the fiscal year ending June 30, 1996 the Company plans to consolidate to a new centralized mainframe system, which is expected to enhance system performance and response time. Three additional network-integrated computer systems in Cleveland are tied into a mainframe computer for sales analysis, management information and accounting applications. In fiscal 1995 the Company introduced a new Executive Information System, permitting increased on-line management access to sales and other operational information.

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

        There is a trend among large industrial customers towards reducing the number of suppliers of maintenance and replacement products with whom they deal. The Company is responding to this trend by, among other things, continuing to broaden its product offering and developing new methods for marketing its products, such as through International Supply Consortium. The Company continues to develop marketing strategies to anticipate and address evolving customer needs and concerns.

        Patents, trademarks and licenses do not have a significant effect on the Company's business.

        MARKETS AND METHODS OF DISTRIBUTION. The Company estimates that approximately 84% of its sales are in the maintenance and replacement market, the balance being sales for original equipment. The Company purchases from over 100 major suppliers of bearings, drive system products, industrial rubber products, fluid power products and specialty items and resells to a wide range of customers, which include industrial plants of all kinds, machine shops, mines, paper mills, public utilities, all modes of transportation, defense establishments and other government agencies, garages, textile mills, food processing plants, hospitals, high technology businesses, contractors, agricultural concerns and other enterprises using any form of machine, vehicle or implement that contains the products sold by the Company. Its customers range from the largest industrial concerns in the country to the smallest. The Company's business is not significantly dependent upon a single customer or group of customers, the loss of which would have a material adverse effect upon the Company's business as a whole, and no single customer of the Company accounts for more than 2% of the Company's net sales.

        On June 30, 1995, the Company had 338 branches in 40 states. The Company has no operations outside the continental United States.

        The Company's export business during the fiscal year ended June 30, 1995 and prior fiscal years was less than 2% of net sales, and is not concentrated in any one geographic area.

        COMPETITION. The Company considers its overall business to be highly competitive. The Company's principal competitors are other specialized bearing, drive system product, industrial rubber product, fluid power and specialty item distributors, and, to a lesser extent, mine and mill supply houses. These competitors include single and multiple branch operations, some of which are divisions or subsidiaries of larger organizations that may have greater financial resources than the Company. There is a trend in the industry toward larger multiple branch operations. The Company also competes with the manufacturers of original equipment and their distributors in the sale of maintenance and replacement bearings, power transmission components and related items. Some of these manufacturers may have greater financial resources than the Company. The competitors and the number of competitors vary throughout the geographic areas in which the Company does business. The Company continues to develop and implement marketing strategies to maintain a competitive position.

        The Company is one of the leading distributors of replacement bearings, drive system products, industrial rubber products, fluid power products and specialty items in the United States, but the Company's share of the market for those products is relatively small compared to the portion of that market serviced by original equipment manufacturers and other distributors. The Company may not be the largest distributor in each of the geographic areas in which a branch is located.

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

        NUMBER OF EMPLOYEES. On June 30, 1995, the Company had 4073 employees (not including the Company's executive officers). None of the Company's employees are covered by collective bargaining. The Company considers its relationship with its employees to be generally favorable.

        WORKING CAPITAL. The Company's working capital position is disclosed in the financial statements referred to at Item 8 on page 12 of this Report and is discussed in "Management's Discussion and Analysis" set forth in the Bearings, Inc. 1995 Annual Report to shareholders on pages 10 and 11.

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

        (d)     Financial Information About Foreign and Domestic
                ------------------------------------------------
                Operations and Export Sales.
                ----------------------------
        The Company has no operations outside the continental United States. The Company's export business during the fiscal year ended June 30, 1995, and prior fiscal years, was less than 2% of net sales, and is not concentrated in any one geographic area.

                              ITEM 2.  PROPERTIES.
                                       -----------
        The Company owns or leases the properties in which its offices, branches, distribution centers, shops and corporate facilities are located. As of June 30, 1995, the real properties at 189 locations were owned by the Company, while 164 locations were leased by the Company. Certain property locations may contain multiple operations, such as a branch and a distribution center.

        The principal real properties owned by the Company (each of which has more than 20,000 square feet of floor space) are: the corporate headquarters office building in Cleveland, Ohio; the corporate finance and information services office building in Cleveland, Ohio; the Cleveland East branch in Cleveland, Ohio; the Prospect mechanical shop in Cleveland, Ohio; the Midwest Distribution Center in Florence, Kentucky; the John R. Cunin Distribution Center in Carlisle, Pennsylvania; and the Portland branch and Portland Distribution Center in Portland, Oregon. The principal real properties leased by the Company (each of which has more than 20,000 square feet of floor space) are: the Corona offices and Corona Distribution Center in Corona, California; the Long Beach branch in Long Beach, California; the San Jose branch in San Jose, California; the Fulton Industrial branch and J. L. Lammers Distribution Center in Atlanta, Georgia; the Atlanta mechanical shop in Atlanta, Georgia; the Worcester branch and fluid power center in Worcester, Massachusetts; the Fort Worth Distribution Center in Fort Worth, Texas; the Longview branch and Longview Distribution Center in Longview, Washington; the Appleton offices, branch and rubber shop in Appleton, Wisconsin; and the Milwaukee branch and distribution center in Milwaukee, Wisconsin. The Company also has announced plans to build a new 160,000 square feet distribution center in Douglas County, Georgia, replacing the current center in Atlanta.

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


                      ITEM 3.  PENDING LEGAL PROCEEDINGS.
                               --------------------------
        In 1989, Bearings, Inc. was served with a Second Amended Complaint in a case captioned SAMMIE ADKINS, ET AL. V. A. P. GREEN INDUSTRIES, INC., ET AL., Summit County Court of Common Pleas Case No. ACV 88-7-2398, naming it as an additional defendant, along with over 200 other defendants. Subsequently, 17 additional cases were filed in the same court naming Bearings, Inc. as a defendant and setting forth virtually the same allegations against many of the same defendants on behalf of different plaintiffs. These cases are known generally as the Akron Tireworker Asbestos Cases and allege that the plaintiffs (including spouses in some cases) were injured due to exposure to asbestos while working for various tire and rubber companies in the greater Akron, Ohio area. In each case the employee plaintiff has sued for $500,000 compensatory and $500,000 punitive damages. About 40% of the plaintiffs in the cases are spouses of the employees, and the spouse plaintiffs have each sued for $50,000 compensatory and $50,000 punitive damages.

        In September 1994, Dixie Bearings, Incorporated, a wholly-owned subsidiary of Bearings, Inc. was served with a First Amending and Supplemental Petition in a case captioned IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., 22nd Judicial District Court for the Parish of Washington, Louisiana, Case No. 70,760-E, naming it as an additional defendant, along with over 50 other defendants. The action was initially filed in October 1993. The petition claims to have been filed on behalf of 1,117 persons or heirs of persons who were allegedly exposed to asbestos-containing products while employed at the

Bogalusa, Louisiana, Paper Mill and/or Box Factory, currently operated by Gaylord Container, Inc. Exposure is claimed to have occurred until approximately 1989. Compensatory and punitive damages are sought, but no amount is specified. The case was originally filed as a class action but has been converted to a regular proceeding by the court. In July 1995, the Company was served with a Petition in a related case, IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., 22nd Judicial District Court for the Parish of Washington, Louisiana, Case No. 72,986-F. This case, involving 34 persons or heirs of persons who worked at the same Bogalusa facility, is essentially identical to the BICKHAM case.

        Preliminary information made available to the Company indicates that the Company has been named a defendant in the foregoing cases only as a supplier of certain products manufactured by others, which products allegedly contained a small percentage of encapsulated asbestos fiber. In each of the cases, the proceedings as they relate to the Company are in the preliminary stages; the Company believes, however, based upon circumstances presently known that such cases are not material to its business or its financial condition. The Company intends to defend these cases vigorously. Even if liability were assessed, the Company would seek indemnification from its suppliers and its insurance carriers.

        In 1992, a jury in a case captioned KING BEARING, INC., ET AL. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31, awarded a $32.4 million judgment against King Bearing, Inc., a wholly-owned subsidiary of Bearings, Inc.; however, as explained below, the Company believes that this judgment will have no material adverse effect on its business or financial condition. The verdict was based on contractual and other claims asserted by various cross-complainants against King Bearing in a breach of contract and unfair competition case initially filed by King Bearing in 1987. The suit, which involved a former owner of King Bearing, was pending at the time Bearings, Inc. acquired King Bearing in June 1990. All events relative to the judgment occurred prior to the Company's purchase of King Bearing. Although Bearings, Inc. was subsequently named as a party to the lawsuit in 1991, the jury found no liability on the part of Bearings, Inc. Under the 1990 Stock Purchase Agreement relative to the acquisition of King Bearing, both Bearings, Inc. and King Bearing were specifically indemnified by the ultimate parent of the former owner of King Bearing (whose stockholders' equity exceeded $4 billion at June 30, 1995) for any damages or loss related to the judgment. The judgment is being strongly contested by counsel retained by the indemnitor on behalf of King Bearing, and in September 1992, the trial court granted the motion of King Bearing for a new trial as to all but $219,000 in damages returned by the jury. A notice of appeal was filed by the cross-complainants, and the case is now pending in the California Court of Appeal, Fourth Appellate District.

        The Company is a defendant in several employment-related lawsuits. The Company is vigorously defending these lawsuits, which it believes are without merit. Although the Company cannot predict the outcome of these actions, the Company believes, based upon circumstances presently known, that such cases are not material to its business or its financial condition.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------
        No matters were submitted to a vote of security holders of Bearings, Inc. during the last quarter of the fiscal year ended June 30, 1995.


                     EXECUTIVE OFFICERS OF THE REGISTRANT.
                     -------------------------------------
        The Executive Officers are elected for a term of one year, or until their successors are chosen and qualified, at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders. The following is a listing of the Executive Officers of Bearings, Inc. and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Bearings, Inc. and the persons were elected to their present positions on October 18, 1994:

                          JOHN C. DANNEMILLER.  Mr. Dannemiller is Chairman
                 (since January 1992), Chief Executive Officer (since January
                 1992) and a Director (since 1985). He was President (from 1990 to January 1992) and Chief Operating Officer (from 1988 to January 1992). He is 57 years of age.

                          JOHN C. ROBINSON.  Mr. Robinson is President (since
                 January 1992), Chief Operating Officer (since January 1992), and a Director (since October 1991). He was Vice President (from 1989 to January 1992) and Executive Vice President & General Manager of the Corporation's wholly-owned subsidiary, King Bearing, Inc. (from 1990 to October 1991). He is 53 years of age.

                          MARK O. EISELE.  Mr. Eisele is Controller (since
                 October 1992). He was Manager of Internal Audit (from June 1991 to October 1992). Prior to that, Mr. Eisele was a Senior Manager with Deloitte & Touche. He is 38 years of age.

                          FRANCIS A. MARTINS.  Mr. Martins is Vice
                 President-Sales & Marketing (since October 1994). He was Vice President- Marketing (from May 1992 to October 1994). Before joining the Company, he was Vice President, Industrial Aftermarket Operations for SKF USA Inc., a manufacturer of bearings and related products (from 1985 to May 1992). He is 52 years of age.

                          RICHARD C. SHAW.  Mr. Shaw is Vice
                 President-Communications & Public Relations (since July 1993). He was Director of Corporate Communications from 1989 to July 1993. He is 46 years of age.

                          ROBERT C. STINSON.  Mr. Stinson is Vice
                 President-Administration, Human Resources, General Counsel & Secretary (since October 1994) and has served as Secretary since October 1990. He was Vice President-General Counsel (from 1989 to October 1994) and Assistant Secretary (from 1978 to October 1990). He is 49 years of age.

                          JOHN R. WHITTEN.  Mr. Whitten is Vice
                 President-Finance & Treasurer (since October 1992). He was Vice President (since 1985) and Controller (from 1981 to October 1992). He is 49 years of age.


                                    PART II.

           ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    -------------------------------------------------
                              STOCKHOLDER MATTERS.
                              --------------------
        The Company's Common Stock, without par value, is listed for trading on the New York Stock Exchange. The information concerning the principal market for the Company's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 1995 and 1994 and the number of shareholders of record as of August 15, 1995 is set forth in the Bearings, Inc. 1995 Annual Report to shareholders on page 25, under the caption "Quarterly Operating Results and Market Data", and such information is incorporated here by reference.

                       ITEM 6.  SELECTED FINANCIAL DATA.
                                ------------------------
        The summary of selected financial data for each of the last five years is set forth in the Bearings, Inc. 1995 Annual Report to shareholders in the table on pages 26 and 27 under the caption "10 Year Summary" and is incorporated here by reference.

           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      ------------------------------------
        The "Management's Discussion and Analysis" is set forth in the Bearings, Inc. 1995 Annual Report to shareholders on pages 10 through 12 and is incorporated here by reference.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                      --------------------------------------------
        The following consolidated financial statements and supplementary data of Bearings, Inc. and subsidiaries and the independent auditors' report listed below, which are included in the Bearings, Inc. 1995 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed herewith:

                 Caption                                                           Page No.
                 -------                                                           --------
         Financial Statements:

                 Statements of Consolidated
                 Income for the Years Ended
                 June 30, 1995, 1994 and 1993                                        13

                 Consolidated Balance Sheets
                 June 30, 1995 and 1994                                              14

                 Statements of Consolidated
                 Cash Flows for the Years Ended
                 June 30, 1995, 1994 and 1993                                        15

                 Statements of Consolidated
                 Shareholders' Equity for the
                 Years Ended June 30, 1995,
                 1994 and 1993                                                       16

                 Notes to Consolidated
                 Financial Statements for the
                 Years Ended June 30, 1995, 1994
                 and 1993                                                          17 - 22

         Independent Auditors' Report                                                23

         Supplementary Data:

                 Quarterly Operating Results and
                 Market Data                                                         25

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ---------------------------------------------
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                    ---------------------------------------
                                Not applicable.


                                   PART III.
                                   ---------
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                   ---------------------------------------------------
        The information required by this Item as to the Directors is set forth in the Bearings, Inc. Proxy Statement dated September 15, 1995 on pages 3 through 5 under the caption "Election of Directors" and is incorporated here by reference. As an addition to the information set forth therein, John J. Kahl, a Director of the Company, was also elected a director of Royal Appliance Mfg. Co. in September 1995. The information required by this Item as to the Executive Officers has been furnished in this Report on pages 11 and 12 in Part I, after Item 4, under the caption "Executive Officers of the Registrant".


                       ITEM 11.  EXECUTIVE COMPENSATION.
                                 -----------------------
        The information required by this Item is set forth in the Bearings, Inc. Proxy Statement dated September 15, 1995, under the captions "Summary Compensation" on pages 8 and 9, "Aggregate Option Exercises and Fiscal Year-End Option Value Table" on page 9, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 9, "Compensation of Directors" on page 14, "Deferred Compensation Plan for Non-employee Directors" on pages 14 and 15, "Deferred Compensation Plan" on page 15, and "Severance Payment Agreements" on pages 15 and 16, and is incorporated here by reference.


               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         ----------------------------------------
                             OWNERS AND MANAGEMENT.
                             ----------------------
        (a) Information concerning the security ownership of certain beneficial owners is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page 6 of the Bearings, Inc. Proxy Statement dated September 15, 1995, and is incorporated here by reference.

        (b) Information concerning security ownership of management is set forth under the caption "Security Ownership of Management" on page 7 of the Bearings, Inc. Proxy Statement dated September 15, 1995, and is incorporated here by reference.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                     -----------------------------------------------
                                Not applicable.

                                    PART IV.
                                    --------
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                   ---------------------------------------------------
                       SCHEDULES AND REPORTS ON FORM 8-K.
                       ----------------------------------
(a)1.  Financial Statements.
       ---------------------
        The following consolidated financial statements of the Company, notes thereto, the independent auditors' report and supplemental data are included in the Bearings, Inc. 1995 Annual Report to shareholders on pages 13 through 23 and page 25, and are incorporated by reference in Item 8 of this Report.

                                  Caption
                                  -------

                 Statements of Consolidated Income for the Years Ended June 30, 1995, 1994 and 1993

                 Consolidated Balance Sheets
                 June 30, 1995 and 1994

                 Statements of Consolidated Cash Flows for the Years Ended June 30, 1995, 1994 and 1993

                 Statements of Consolidated Shareholders'
                 Equity for the Years Ended June 30, 1995,
                 1994 and 1993

                 Notes to Consolidated Financial Statements for the Years Ended June 30, 1995, 1994
                 and 1993

                 Independent Auditors' Report

                 Supplementary Data:
                   Quarterly Operating Results and Market Data

(a)2.  Financial Statement Schedule.
       -----------------------------
        The following Report and Schedule are included in this Part IV, and are found in this Report at the pages indicated:

                          Caption                                            Page No.
                          -------                                            --------
                 Independent Auditors' Report                                 21

                 Schedule VIII - Valuation and
                 Qualifying Accounts                                          22

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the required information is included in the consolidated financial statements and notes thereto.

(a)3.  Exhibits.

   *        Asterisk indicates an executive compensation plan or arrangement.

                 Exhibit
                 No.                                        Description
                 ---                                        -----------
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

             *10(a)               Form of Executive Severance Agreement between the Company and 6 executive officers (filed as
                                  Exhibit 10(b) to the Bearings, Inc. Annual Report on Form 10-K for the fiscal year ended June 30,
                                  1989, SEC File No. 1-2299, and incorporated here by reference), together with schedule pursuant to Instruction 2 of Item 601(a) of Regulation S-K identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed.

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

             *10(c)               A written description of the Directors' compensation program is found in the Bearings, Inc. Proxy
                                  Statement dated September 15, 1995, SEC File No. 1-2299, on page 14, under the caption
                                  "Compensation of Directors", and is incorporated here by reference.

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

             *10(i)               Bearings, Inc. Supplemental Executive Retirement Benefits Plan (July 1, 1993 Restatement)
                                  presently covering 6 executive officers of Bearings, Inc. (as well as certain retired executive officers) (filed as Exhibit 10(j) to the Bearings, Inc. Form 10-K for the fiscal year ended
                                  June 30, 1993, SEC File No. 1-2299, and incorporated here by reference).

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

             *10(o)               A written description of the Company's Management Incentive Plan applicable to key executives, including the five most highly compensated executive officers, is found in the Bearings, Inc.
                                  Proxy Statement dated September 15, 1995, SEC File No. 1-2299, on pages 10 and 11, in the Report
                                  of the Executive Organization & Compensation Committee of the Board   of Directors on Executive
                                  Compensation, under the subcaption "Management Incentive Plan", and is incorporated here by reference.

              11                  Computation of Net Income Per Share.

              13                  Bearings, Inc. 1995 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

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

(b)      Reports on Form 8-K.
         --------------------
                 None during the quarter ended June 30, 1995.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Shareholders and Board of Directors
Bearings, Inc.

        We have audited the consolidated balance sheets of Bearings, Inc. and its subsidiaries (the "Company") as of June 30, 1995 and 1994 and the related statements of consolidated income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1995 and have issued our report thereon dated August 4, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP




Cleveland, Ohio
August 4, 1995

                                                BEARINGS, INC. & SUBSIDIARIES

                                        VALUATION AND QUALIFYING ACCOUNTS FOR
                                 THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                (in thousands)


               COLUMN A                         COLUMN B                 COLUMN C                COLUMN D                COLUMN E
                                                                         ADDITIONS
                                               BALANCE AT               CHARGED TO              DEDUCTIONS                BALANCE
                                                BEGINNING               COSTS AND                   FROM                 AT END OF
              DESCRIPTION                       OF PERIOD                EXPENSES                 RESERVE                   PERIOD
 YEAR ENDED JUNE 30, 1995:
 Reserve deducted from asset to
 which it applies - allowance for
 doubtful accounts                                 $1,900                  $1,710                 $1,310 (A)                 $2,300
 YEAR ENDED JUNE 30, 1994:
 Reserve deducted from asset to
 which it applies - allowance for
 doubtful accounts                                 $2,000                  $1,418                 $1,518 (A)                 $1,900
 YEAR ENDED JUNE 30, 1993:
 Reserve deducted from asset to
 which it applies - allowance for
 doubtful accounts                                 $3,000                  $2,190                 $3,190 (A)                 $2,000

(A)    Amounts represent uncollectible accounts charged off.

                                 SCHEDULE VIII

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BEARINGS, INC.


/s/ John C. Dannemiller           /s/ John C. Robinson
------------------------------    --------------------------------
John C. Dannemiller, Chairman    John C. Robinson, President
& Chief Executive Officer        & Chief Operating Officer

/s/ John R. Whitten               /s/ Mark O. Eisele
------------------------------    --------------------------------
John R. Whitten                  Mark O. Eisele
Vice President-Finance           Controller
& Treasurer                      (Principal Accounting
(Principal Financial Officer)    Officer)

Date:  September 21, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

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
John C. Robinson, President,      Dr. Jerry Sue Thornton, Director
Chief Operating Officer and
Director


------------------------------
Russel B. Every, as attorney
in fact for persons indicated by "*"

Date:  September 21, 1995


                                 BEARINGS, INC.

                                 EXHIBIT INDEX
                 TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 1995


Exhibit
  No.                  Description                                         Reference
-------                -----------                                         ---------
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

10(a)            Form of Executive Severance Agreement
                 between the Company and 6 executive
                 officers.                                                  Note (d)

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

10(i)      Bearings, Inc. Supplemental Executive
           Retirement Benefits Plan (July 1, 1993
           Restatement) presently covering 6
           executive officers of Bearings, Inc.                     Note (i)

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

11               Computation of Net Income Per Share.               Attached

13               Bearings, Inc. 1995 Annual Report to
                 shareholders (not deemed "filed" as
                 part of this Form 10-K except for
                 those portions that are expressly
                 incorporated by reference).                        Attached

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

                 (c)      Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30,
                          1990, SEC File No. 1-2299.

                 (d)      Incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended June 30,
                          1989, SEC File No. 1-2299.

                 (e)      Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30,
                          1992, SEC File No. 1-2299.

                 (f)      Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31,
                          1990, SEC File No. 1-2299.

                 (g)      Incorporated by reference from the Company's Proxy Statement dated September 15, 1995, SEC File No.
                          1-2299, on page 14 under the caption "Compensation of Directors".

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

                 (k)      Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31, 1993,
                          SEC File No. 1-2299.

                 (l)      Incorporated by reference from the Company's Proxy  Statement dated September 16, 1993, SEC File No.
                          1-2299, at Exhibit A.

                 (m)      Incorporated by reference from the Company's Report on Form 8-K dated July 12, 1990, SEC File No. 1-2299.

                 (n)      Incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended June 30, 1991,
                          SEC File No. 1-2299.

                 (o)      Incorporated by reference from the Company's Proxy Statement dated September 15, 1995, SEC File No.
                          1-2299, on pages 10 and 11 in the Report of the Executive Organization & Compensation Committee of the
                          Board of Directors on Executive Compensation, under the subcaption "Management Incentive Plan".