Form 10-Q
period 1995-09-30
BEARINGS INC /OH/
filed 1995-11-14
CIK 109563

                                   FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1995
                               -------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------    -------------------

                      Commission File Number     1-2299
                                            -----------------

                                BEARINGS, INC.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Ohio                                      34-0117420
--------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


    3600 Euclid Avenue, Cleveland, Ohio                         44115
--------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (216) 881-2838
                                                   -----------------------

                                     None
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ------      ------

Shares of common stock outstanding on   September 30, 1995    7,864,861
                                     -------------------------------------
                                                            (No par Value)

                                BEARINGS, INC.
                                --------------
                                    INDEX

_________________________________________________________________________________________
                                                                            Page No.

Part I:    FINANCIAL INFORMATION
   Item 1:     Financial Statements

         Statements of Consolidated Income -
           Three Months Ended September 30, 1995 and 1994                      2

         Consolidated Balance Sheets -
           September 30, 1995 and June 30, 1995                                3

         Statements of Consolidated Cash Flows
           Three Months Ended September 30, 1995 and 1994                      4

         Statements of Consolidated Shareholders' Equity -
           Three Months Ended September 30, 1995 and
           Year Ended June 30, 1995                                            5

         Notes to Consolidated Financial Statements                          6 - 7

   Item 2:    Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8 - 10


Part II:    OTHER INFORMATION

         Item 1:    Legal Proceedings                                          11

         Item 5:    Other Information                                       12 - 13

         Item 6:    Exhibits and Reports on Form 8-K                        13 - 15

    Signatures                                                                 15

PART I:       FINANCIAL INFORMATION
ITEM I:       Financial Statements

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                      STATEMENTS OF CONSOLIDATED INCOME
                                 (Unaudited)
                    (Thousands, except per share amounts)


____________________________________________________________________________

                                       Three Months Ended
                                          September 30
                                     1995               1994
                                ----------------------------------
 Net Sales                      $    273,455     $    247,605
                                -------------    -------------
 Cost and Expenses
   Cost of sales                     204,177          183,994
   Selling, distribution and
     administrative                   59,573           56,857
                                -------------    -------------
                                     263,750          240,851
                                -------------    -------------
 Operating Income                      9,705            6,754
                                -------------    -------------
 Interest
   Interest expense                    2,059            1,655
   Interest income                       (45)            (106)
                                -------------    -------------
                                       2,014            1,549
                                -------------    -------------

 Income Before Income Taxes            7,691            5,205
                                -------------    -------------
 Income Taxes
   Federal                             2,679            1,754
   State and local                       628              432
                                -------------    -------------
                                       3,307            2,186
                                -------------    -------------

 Net Income                     $      4,384     $      3,019
                                =============    =============

 Net Income per share           $       0.56     $       0.40
                                =============    =============

 Cash dividends per common
   share                        $       0.18     $       0.16
                                =============    =============


See notes to consolidated financial statements.

                        BEARINGS, INC. & SUBSIDIARIES
                        -----------------------------
                         CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)
________________________________________________________________________________

                                                     September 30          June 30
                                                         1995               1995
                                                     ------------       ------------
                                                      (Unaudited)
                       Assets
                       ------
Current assets
    Cash and temporary investments                   $    7,989         $    4,789
    Accounts receivable less allowance
     of $2,700 and $2,300                               147,855            145,680
    Inventories  (at LIFO)                              123,222            112,596
    Other current assets                                  2,630              2,307
                                                     -----------        -----------
Total current assets                                    281,696            265,372
                                                     -----------        -----------
Property - at cost
    Land                                                 11,685             11,783
    Buildings                                            58,139             57,365
    Equipment                                            69,419             68,926
                                                     -----------        -----------
                                                        139,243            138,074
    Less accumulated depreciation                        60,346             58,802
                                                     -----------        -----------
Property - net                                           78,897             79,272
                                                     -----------        -----------
Other assets                                             17,018             14,587
                                                     -----------        -----------

  TOTAL ASSETS                                       $  377,611         $  359,231
                                                     ===========        ===========
        Liabilities and Shareholders' Equity
        ------------------------------------

Current liabilities
    Notes payable - short-term                       $   34,925         $   18,575
    Current portion of long-term debt                     5,714              5,714
    Accounts payable                                     50,120             53,722
    Compensation and related benefits                    16,541             18,248
    Other accrued liabilities                            17,437             15,558
                                                     -----------        -----------
Total current liabilities                               124,737            111,817
Long-term debt                                           74,286             74,286
Deferred income taxes                                       918                918
Other liabilities                                         8,152              6,809
                                                     -----------        -----------
    TOTAL LIABILITIES                                   208,093            193,830
                                                     -----------        -----------
Shareholders' Equity
Preferred Stock - no par value;  2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value;  30,000
    shares authorized;  9,303 shares issued              10,000             10,000
Additional paid-in capital                               12,177             11,311
Income retained for use in the business                 180,378            177,402
Less 1,438 and 1,511 treasury shares -
    at cost                                             (28,005)           (29,253)
Less shares held in trust for
    deferred compensation plans                          (2,523)            (1,426)
Less unearned restricted common
    stock compensation                                   (2,509)            (2,633)
                                                     -----------        -----------
    TOTAL SHAREHOLDERS' EQUITY                          169,518            165,401
                                                     -----------        -----------
    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                         $  377,611         $  359,231
                                                     ===========        ===========

See notes to consolidated financial statements.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)
                            (Amounts in thousands)


                                                                Three Months Ended
                                                                   September 30
                                                              ----------------------
                                                                  1995        1994
------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                $   4,384   $   3,019
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
       Depreciation                                               3,435       3,333
       Provision for losses on accounts receivable                  685         352
       Gain on sale of property                                    (397)       (120)
       Amortization of restricted common stock
           compensation and goodwill                                225          84
       Treasury shares contributed to employee
           benefit plans                                          1,265         356
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                   (1,849)     (3,771)
           Inventories                                           (8,859)    (19,238)
           Other current assets                                    (308)        236
           Accounts payable and accrued expenses                 (3,303)     11,964
       Other - net                                                  878         878
------------------------------------------------------------------------------------
Net Cash used in Operating Activities                            (3,844)     (2,907)
------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                           (3,377)     (2,302)
    Proceeds from property sales                                  1,284         582
    Acquisition of businesses, less cash acquired                (4,209)
    Other                                                        (1,567)       (790)
------------------------------------------------------------------------------------
Net Cash used in Investing Activities                            (7,869)     (2,510)
------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings under line-of-credit agreements               16,350       3,195
    Exercise of stock options                                       369       1,352
    Dividends paid                                               (1,408)     (1,212)
    Purchase of treasury shares                                    (398)     (1,582)
------------------------------------------------------------------------------------
Net Cash provided by Financing Activities                        14,913       1,753
------------------------------------------------------------------------------------
Increase (decrease) in cash
    and temporary investments                                     3,200      (3,664)
Cash and temporary investments
    at beginning of period                                        4,789      10,935
------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                          $   7,989   $   7,271
====================================================================================
Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                             $   1,358   $   1,676
     Interest                                                 $   1,886   $   1,762

See notes to consolidated financial statements.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
               STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
          For the Three Months Ended September 30, 1995 (Unaudited)
                         and Year Ended June 30, 1995
                            (Amounts in thousands)




                                                                                                  Income
                                              Shares of                        Additional         Retained            Treasury
                                              Common Stock       Common        Paid-in            for Use in          Shares
                                              Outstanding        Stock         Capital            the Business        - at Cost
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1994                          7,546            $10,000       $6,962              $165,807             ($32,278)
    Net income                                                                                        16,909
    Cash dividends - $.70 per share                                                                   (5,397)
    Purchase of common stock
      for treasury                                (120)                                                                    (3,874)
    Treasury shares issued for:
      401-(k) Savings Plan contribution             93                           1,124                                      1,788
      Exercise of stock options                    150                           1,565                                      2,789
      Restricted common stock awards                92                           1,232                                      1,727
      Deferred compensation plans                   31                             428                                        595
    Amortization of restricted common
      stock compensation
    Other                                                                                                 83
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                         7,792             10,000       11,311               177,402              (29,253)
    Net income                                                                                         4,384
    Cash dividends - $.18 per share                                                                   (1,408)
    Purchase of common stock
      for treasury                                 (12)                                                                      (398)
    Treasury shares issued for:
      401-(k) Savings Plan contribution             39                             526                                        739
      Exercise of stock options                     20                             (15)                                       384
      Deferred compensation plans                   26                             355                                        523
    Amortization of restricted common
      stock compensation
    Other
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                    7,865            $10,000      $12,177              $180,378             ($28,005)
====================================================================================================================================

See notes to consolidated financial statements.




                                              Shares Held in      Unearned
                                              Trust for           Restricted     Total
                                              Deferred            Common Stock   Shareholders'
                                              Compensation Plans  Compensation   Equity
                                              --------------------------------------------
Balance at July 1, 1994                                                          $150,491
    Net income                                                                     16,909
    Cash dividends - $.70 per share                                                (5,397)
    Purchase of common stock
      for treasury                                                                 (3,874)
    Treasury shares issued for:
      401-(k) Savings Plan contribution                                             2,912
      Exercise of stock options                                                     4,354
      Restricted common stock awards                               ($2,959)
      Deferred compensation plans              ($1,023)
    Amortization of restricted common
      stock compensation                                               326            326
    Other                                         (403)                              (320)
------------------------------------------------------------------------------------------
Balance at June 30, 1995                        (1,426)             (2,633)       165,401
    Net income                                                                      4,384
    Cash dividends - $.18 per share                                                (1,408)
    Purchase of common stock
      for treasury                                                                   (398)
    Treasury shares issued for:
      401-(k) Savings Plan contribution                                             1,265
      Exercise of stock options                                                       369
      Deferred compensation plans                 (878)
    Amortization of restricted common
      stock compensation                                               124            124
    Other                                         (219)                              (219)
------------------------------------------------------------------------------------------
Balance at September 30, 1995                  ($2,523)            ($2,509)      $169,518
==========================================================================================

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 and June 30, 1995, and the results of operations and cash flows for the three months ended September 30, 1995 and 1994.

         The results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year.

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

         Average shares outstanding for the computation of net income per share were 7,814 and 7,576 for the three months ended September 30, 1995 and 1994, respectively.

3.       BUSINESS COMBINATIONS

         During the quarter ended September 30, 1995 the Company acquired two distributors of drive products and rubber products, for a total of $4,328. The acquisitions of these businesses were accounted for as purchases and their results of operations are included in the accompanying consolidated financial statements from their respective acquisition dates. Results of operations for these acquisitions are not material for all periods presented. Goodwill recognized in connection with these combinations is being amortized over 15 years.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

--------------------------------------------------------------------------------

4.       SUBSEQUENT EVENTS

         On October 17, 1995, the Board of Directors declared a quarterly dividend of $.21 per share payable December 1, 1995, to shareholders of record on November 15, 1995. This dividend is a 17% increase over the previous regular quarterly rate of $.18 per share.

         The Board of Directors also declared a three-for-two stock split payable on December 4, 1995 to shareholders of record on November 15, 1995. The cash dividend declared above will be paid on pre-split shares only as the additional shares to be issued for the stock split will not be outstanding on the cash dividend record date.

         On October 16, 1995, the Company entered into a commitment with the Prudential Insurance Company of America to either obtain $15,655 of long-term financing or enter into a long-term lease commitment in connection with the construction of a new corporate headquarters in Cleveland.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at September 30, 1995 and June 30, 1995 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------
Cash used in operating activities was $3.8 million in the three months ended September 30, 1995. This compares to $2.9 million of cash used in operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables. The Company has continuing programs to monitor and control these investments. During the three month period ended September 30, 1995 inventories increased approximately $ 8.9 million and accounts receivable increased by $1.8 million. These increases are primarily attributable to the increase in sales volume.

Working capital at September 30, 1995 was $157.0 million compared to $153.6 million at June 30, 1995. The current ratio was 2.3 at September 30, 1995 and
2.4 at June 30, 1995.

Capital Resources
-----------------
Capital resources are obtained from income retained in the business, borrowings under the Company's lines of credit and long-term debt.

Average combined short-term and long-term borrowing was $99.9 million for the three months ended September 30, 1995 and $97.9 million during the year ended June 30, 1995. The average effective interest rate on the short-term borrowings for the three months ended September 30, 1995 increased to 6.2% from an average rate of 5.9% for the year ended June 30, 1995 due to higher prevailing short-term interest rates. The Company has $105 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company had $34.9 million of borrowings under these short-term bank lines of credit at September 30, 1995. Unused bank lines of credit of $70.1 million are available for future short-term financing needs.

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Management expects that capital resources provided from operations, available lines of credit and long-term debt will be sufficient to finance normal working capital needs and capital expenditure programs. Management also believes that additional long-term debt and line of credit financing could be obtained if desired.

RESULTS OF OPERATIONS
---------------------
A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                                                   Increase (Decrease)
                                                 (Dollars in thousands)

                                                   Three Months Ended
                                                      September 30
                                                      1995 and 1994
                                                                    Percent
                                                Amount              Change
                                                ------              ------
 Net sales                                      $25,850              10.4%

 Cost of sales                                   20,183              11.0%

 Selling, distribution and
 administrative expenses
                                                  2,716               4.8%
 Operating income                                 2,951              43.7%

 Interest expense -net                              465              30.0%

 Income before income taxes
                                                  2,486              47.8%

 Income taxes                                     1,121              51.3%
 Net income                                       1,365              45.2%

                       BEARINGS, INC. AND SUBSIDIARIES
                       -------------------------------
          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION

--------------------------------------------------------------------------------

Three Months Ended September 30, 1995 and 1994
----------------------------------------------
Increases in sales for the quarter were primarily due to volume and price increases. Gross profit, as a percentage of sales, decreased from 25.7% to 25.3%

Selling, distribution and administrative expenses increased by 4.8% from higher commission and incentive costs related to improved performance and higher employee welfare and hospitalization costs.

Interest expense-net for the quarter increased by 30.0% from higher short-term interest rates, higher amounts of borrowing outstanding and the amortized expense of terminating the interest rate swap. During fiscal 1995, the Company terminated a two year interest rate swap agreement initiated in fiscal 1994.
As of September 30, 1995 deferred interest cost of $.5 million from this termination remains to be amortized to interest expense over the term of the original swap agreement. The Company has no outstanding swap agreements or other derivative financial instruments at September 30, 1995.

Income taxes as a percentage of income before taxes was 43.0% in the three months ended September 30, 1995 and 42.0% in the three months ended September 30, 1994.

As a result of the above factors, net income increased by 45.2% compared to the same quarter of last year. Income per share increased by 40.0% due to an increase in income and the increase in the average shares outstanding.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           -----------------

     (a) The Company incorporates by reference herein the description of the cases captioned SAMMIE ADKINS, ET AL. V. A. P. GREEN INDUSTRIES, INC., ET AL., Summit County, Ohio, Court of Common Pleas, Case No. A CV 88-7-2398 (and related cases) found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1995. Notwithstanding possible indemnification from suppliers and insurance, the Company believes, based on circumstances presently known, that these cases are not material to its business or its financial condition.

     (b) The Company incorporates by reference herein the description of the cases captioned IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INSURANCE CO., ET AL, 22nd Judicial District Court for the Parish of Washington, State of Louisiana, Case No. 70,760-E; and
           IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFF INSURANCE COMPANY, ET AL., 22nd Judicial District Court for the Parish of Washington,
           State of Louisiana, Case No. 72,986-F, found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1995. Notwithstanding potential indemnification from suppliers and insurance, the Company believes, based on circumstances presently known, that these cases are not material to its business or its financial condition.

     (c) The Company also incorporates by reference herein the description of the case captioned KING BEARING, INC. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1995. The case is now pending in the California Court of Appeal. The Company believes that this case will have no material adverse effect on its business or financial condition.

    (d) Bearings, Inc. and/or one of its subsidiaries is a defendant in several employment-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or its financial condition.

ITEM 5.  Other Information.
         ------------------

    (a)  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on October 17, 1995, there were 7,830,765 shares of common stock entitled to vote. The Shareholders voted on the matters submitted to the meeting as follows:

         1. Election of three (3) persons to be directors of Class I for a term of three (3) years:


                                           For              Withheld
                                           ---              --------
                 [S]                       [C]                [C]
                 W. G. Bares               6,801,028          15,603
                 R. B. Every               6,799,261          17,371
                 J. J. Kahl                6,801,003          15,629


                 Directors of Class III, consisting of W. E. Butler, L. T. Hiltz and R. R. Gifford, serve until the expiration of their term of office in 1996 and Directors of Class I, consisting of J. C. Dannemiller, J. C. Robinson and J. S. Thornton, serve until the expiration of their term of office in 1997. G.L. LaMore, a director since 1983, retired, and the Board reduced to nine (9) the number of directors constituting the entire Board.

         2. Ratification of the appointment by the management of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1996.

                          For              Withheld         Abstain
                          ---              --------         -------

                          6,804,434          6,512           5,686

                 Discretionary voting was authorized as to all matters submitted. There were no broker non-votes.

         (b)     Election of Officers.
                 --------------------

                 At the Organizational Meeting of the Board of Directors held on October 17, 1995, the Board of Directors elected the following officers of the Company:

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


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)     Exhibits.
                 ---------

                 Exhibit No.      Description
                 ----------       -----------

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

                    11    Computation of Net Income Per Share.

                    27    Financial Data Schedule.

         (b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1995.



                                   SIGNATURES
                                   ----------

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          BEARINGS, INC.
                                          (Company)

Date:  November 14, 1995                  By:/s/ John C. Dannemiller
                                             ----------------------------
                                              John C. Dannemiller
                                              Chairman & Chief Executive
                                              Officer


Date:  November 14, 1995                  By:/s/ John R. Whitten
                                             ---------------------------
                                              John R. Whitten
                                              Vice President-Finance &
                                              Treasurer

                                 BEARINGS, INC.

                                 EXHIBIT INDEX
           TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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