Form 10-Q
period 1995-12-31
BEARINGS INC /OH/
filed 1996-02-13
CIK 109563

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            DECEMBER 31, 1995
                               ----------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from                       to
                                 ---------------------    --------------------

                     Commission File Number     1-2299
                                           ----------------


                                 BEARINGS, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                     34-0117420
-----------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


   3600 Euclid Avenue, Cleveland, Ohio                         44115
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


  Registrant's telephone number, including area code:     (216) 881-2838
                                                     ------------------------

                                       None
-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

Shares of common stock outstanding on   December 31, 1995      11,848,205
                                      ---------------------------------------
                                                             (No par Value)

                                 BEARINGS, INC.
                                 --------------

                                     INDEX

-----------------------------------------------------------------------------
                                                                     Page No.

Part I:    FINANCIAL INFORMATION

   Item 1:     Financial Statements

 Statements of Consolidated Income -
   Three Months and Six Months
   Ended December 31, 1995 and 1994                                     2

 Consolidated Balance Sheets -
   December 31, 1995 and June 30, 1995                                  3

 Statements of Consolidated Cash Flows
   Six Months Ended December 31, 1995 and 1994                          4

 Statements of Consolidated Shareholders' Equity -
   Six Months Ended December 31, 1995 and
   Year Ended June 30, 1995                                             5

 Notes to Consolidated Financial Statements                           6 - 8

   Item 2:    Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9 - 12


Part II:    OTHER INFORMATION

 Item 1:    Legal Proceedings                                        13 - 14

 Item 4:   Submission of Matters to a Vote of
     Security Holders                                                  14

 Item 6:    Exhibits and Reports on Form 8-K                         14 - 16

    Signatures                                                         17

PART I:       FINANCIAL INFORMATION
ITEM I:       Financial Statements

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                      STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                     (Thousands, except per share amounts)




                                         Three Months Ended                Six Months Ended
                                            December 31                       December 31
                                     1995             1994              1995            1994
                                ------------     ------------       ------------     ------------
  Net Sales                      $   271,927     $    249,906       $    545,382     $    497,511
                                 -----------     ------------       ------------     ------------
  Cost and Expenses
   Cost of sales                     201,099          186,723            405,276          370,717
   Selling, distribution and
     administrative                   59,680           55,581            119,253          112,438
                                 ------------     ------------       ------------     ------------
                                     260,779          242,304            524,529          483,155
                                 ------------     ------------       ------------     ------------
 Operating Income                     11,148            7,602             20,853           14,356
                                 ------------     ------------       ------------     ------------

 Interest
   Interest expense                    2,394            1,875              4,453            3,530
   Interest income                       (78)             (54)              (123)            (160)
                                 ------------     ------------       ------------     ------------
                                       2,316            1,821              4,330            3,370
                                 ------------     ------------       ------------     ------------

 Income Before Income Taxes            8,832            5,781             16,523           10,986
                                 ------------     ------------       ------------     ------------

 Income Taxes
   Federal                             3,063            1,962              5,742            3,716
   State and local                       746              466              1,374              898
                                 ------------     ------------       ------------     ------------
                                       3,809            2,428              7,116            4,614
                                 ------------     ------------       ------------     ------------

 Net Income                     $      5,023     $      3,353       $      9,407     $      6,372
                                ============     ============       ============     ============
 Net Income per share           $       0.42     $       0.29       $       0.80     $       0.56
                                ============     ============       ============     ============
 Cash dividends per common
   share                        $       0.14     $       0.12       $       0.26     $       0.23
                                ============     ============       ============     ============


See notes to consolidated financial statements.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                      December 31          June 30
                                                         1995               1995
                                                     ------------      --------------
                                                       (Unaudited)
                       Assets
                      --------
Current assets
    Cash and temporary investments                   $    7,025         $    4,789
    Accounts receivable, less allowance
     of $3,100 and $2,300                               140,654            145,680
    Inventories  (at LIFO)                              140,283            112,596
    Other current assets                                  2,478              2,307
                                                     ----------         ----------
Total current assets                                    290,440            265,372
                                                     ----------         ----------
Property - at cost
    Land                                                 11,680             11,783
    Buildings                                            58,182             57,365
    Equipment                                            71,623             68,926
                                                     ----------         ----------
                                                        141,485            138,074
    Less accumulated depreciation                        61,918             58,802
                                                     ----------         ----------
Property - net                                           79,567             79,272
                                                     ----------         ----------
Other assets                                             20,263             14,587
                                                     ----------         ----------

  TOTAL ASSETS                                       $  390,270         $  359,231
                                                     ==========         ==========

        Liabilities and Shareholders' Equity
       --------------------------------------

Current liabilities
    Notes payable                                    $   45,095         $   18,575
    Current portion of long-term debt                    11,429              5,714
    Accounts payable                                     51,226             53,722
    Compensation and related benefits                    16,992             18,248
    Other accrued liabilities                            14,375             15,558
                                                     ----------         ----------
Total current liabilities                               139,117            111,817
Long-term debt                                           68,571             74,286
Deferred income taxes                                       918                918
Other liabilities                                         8,825              6,809
                                                     ----------         ----------
    TOTAL LIABILITIES                                   217,431            193,830
                                                     ----------         ----------

Shareholders' Equity
Preferred Stock - no par value;  2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value;  30,000
    shares authorized;  13,954 shares issued             10,000             10,000
Additional paid-in capital                               12,389             11,311
Income retained for use in the business                 183,738            177,402
Less 2,106 and 2,266 treasury shares -
    at cost                                             (27,753)           (29,253)
Less shares held in trust for
    deferred compensation plans                          (3,119)            (1,426)
Less unearned restricted common
    stock compensation                                   (2,416)            (2,633)
                                                     ----------         ----------
    TOTAL SHAREHOLDERS' EQUITY                          172,839            165,401
                                                     ----------         ----------

    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                         $  390,270         $  359,231
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

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)


                                                                      Six Months Ended
                                                                        December 31
                                                           -------------------------------------------
                                                              1995                       1994
------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                             $  9,407                  $  6,372
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
       Depreciation                                           6,885                     6,654
       Provision for losses on accounts receivable            1,477                       640
       Gain on sale of property                                (629)                     (104)
       Amortization of restricted common stock
           compensation and goodwill                            455                       249
       Treasury shares contributed to employee
           benefit plans                                      1,821                     1,429
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                4,560                    (1,750)
           Inventories                                      (25,920)                  (22,839)
           Other current assets                                (156)                      309
           Accounts payable and accrued expenses             (4,687)                   11,517
       Other - net                                              920                       920
------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Operating Activities          (5,867)                    3,397
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                       (7,768)                   (3,612)
    Proceeds from property sales                              1,787                       697
    Acquisition of businesses, less cash acquired            (4,253)                        0
    Other                                                    (4,917)                   (1,002)
------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                       (15,151)                   (3,917)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings under line-of-credit agreements           26,520                    (2,920)
    Exercise of stock options                                 1,112                     3,849
    Dividends paid                                           (3,071)                   (2,604)
    Purchase of treasury shares                              (1,307)                   (3,823)
------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities          23,254                    (5,498)
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash
    and temporary investments                                 2,236                    (6,018)
Cash and temporary investments
    at beginning of period                                    4,789                    10,935
------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                       $  7,025                  $  4,917
======================================================================================================
Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                          $  8,766                  $  6,194
     Interest                                              $  3,998                  $  4,590

See notes to consolidated financial statements.



                                                          BEARINGS, INC. AND SUBSIDIARIES
                                                   STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                                For the Six Months Ended December 31, 1995 (Unaudited)
                                                              and Year Ended June 30, 1995
                                                                 (Amounts in thousands)
                                                                                         Income
                                           Shares of                       Additional    Retained     Treasury
                                           Common Stock       Common       Paid-in       for Use in   Shares
                                           Outstanding        Stock        Capital       the Business - at Cost
-----------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1994                      11,319          $10,000      $6,962         $165,807     ($32,278)
    Net income                                                                             16,909
    Cash dividends - $.47 per share                                                        (5,397)
    Purchase of common stock
      for treasury                             (180)                                                    (3,874)
    Treasury shares issued for:
      401-(k) Savings Plan contribution         140                        1,124                         1,788
      Exercise of stock options                 225                        1,565                         2,789
      Restricted common stock awards            138                        1,232                         1,727
      Deferred compensation plans                46                          428                           595
    Amortization of restricted common
      stock compensation
    Other                                                                                      83
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                     11,688           10,000       11,311         177,402      (29,253)
    Net income                                                                              9,407
    Cash dividends - $.26 per share                                                        (3,071)
    Purchase of common stock
      for treasury                              (55)                                                    (1,307)
    Treasury shares issued for:
      Retirement Savings Plan contribution       80                           806                        1,015
      Exercise of stock options                  93                          (114)                       1,226
      Deferred compensation plans                41                           373                          547
      Restricted stock awards                     1                            13                           19
    Amortization of restricted common
      stock compensation
    Other
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 11,848          $10,000      $12,389    $183,738         ($27,753)
=======================================================================================================================


See notes to consolidated financial statements.



                                           Shares Held in             Unearned
                                           Trust for                  Restricted            Total
                                           Deferred                   Common Stock          Shareholders'
                                           Compensation Plans         Compensation          Equity
-------------------------------------------------------------------------------------------------------------

Balance at July 1, 1994                                                                       $150,491
    Net income                                                                                  16,909
    Cash dividends - $.47 per share                                                             (5,397)
    Purchase of common stock
      for treasury                                                                              (3,874)
    Treasury shares issued for:
      401-(k) Savings Plan contribution                                                          2,912
      Exercise of stock options                                                                  4,354
      Restricted common stock awards                                      ($2,959)
      Deferred compensation plans           ($1,023)
    Amortization of restricted common
      stock compensation                                                      326                  326
    Other                                      (403)                                              (320)
-------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                     (1,426)                       (2,633)             165,401
    Net income                                                                                   9,407
    Cash dividends - $.26 per share                                                             (3,071)
    Purchase of common stock
      for treasury                                                                              (1,307)
    Treasury shares issued for:
      Retirement Savings Plan contribution                                                       1,821
      Exercise of stock options                                                                  1,112
      Deferred compensation plans              (920)
      Restricted stock awards                                                 (32)
    Amortization of restricted common
      stock compensation                                                      249                  249
    Other                                      (773)                                              (773)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                ($3,119)                      ($2,416)            $172,839
=============================================================================================================

                        BEARINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)
------------------------------------------------------------------------------
1. BASIS OF PRESENTATION

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1995 and June 30, 1995, and the results of operations for the three months and six months ended December 31, 1995 and 1994, and cash flows for the six months ended December 31, 1995 and 1994.

 The results of operations for the three and six month periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year.

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

 All share and per share data have been restated to reflect a three for two stock split effective on December 4, 1995.

 Average shares outstanding for the computation of net income per share were as follows:

   Three Months Ended     Six Months Ended
       December 31          December 31
    1995       1994       1995        1994
   ------------------     ----------------
   11,821    11,562       11,771  11,463

                        BEARINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)
-------------------------------------------------------------------------------

3. BUSINESS COMBINATIONS

 During the quarter ended September 30, 1995 the Company acquired the assets of two distributors of drive products and rubber products, for a total of $4,328. The acquisitions of these businesses were accounted for as purchases and their results of operations are included in the accompanying consolidated financial statements from their respective acquisition dates. Results of operations for these acquisitions are not material for all periods presented. Goodwill recognized in connection with these combinations is being amortized over 15 years.

4. LONG-TERM COMMITMENT

 In October 1995, Prudential Insurance Company of America committed to provide funding to the Cleveland-Cuyahoga County Port Authority (the Port) in connection with the Port's construction of the Company's new headquarters building in Cleveland, Ohio. The Company would be obligated for lease payments to the Port under this commitment. Alternatively, if the proceeds, totalling $15,655, are not used by the Port for construction, the Company may utilize such proceeds under a separate financing agreement for other corporate purposes or cancel as it deems appropriate.

5. RECENTLY ISSUED ACCOUNTING STANDARD

 In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which the Company will be required to adopt for the fiscal year ending June 30, 1997. As permitted by SFAS 123, the Company does not intend to change its method of accounting for stock-based compensation. The Company has not yet determined the pro forma disclosures for employee awards granted in the fiscal year ending June 30, 1996, which will be presented in the notes to financial statements for the year ending June 30, 1997.

                        BEARINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)
-------------------------------------------------------------------------------

6. RETIREMENT PLAN MERGER

 On July 1, 1995, The Bearings, Inc. Employees' Profit-Sharing Trust was merged into The Bearings, Inc 401(k) Savings Plan. The merged plan is known as The Bearings, Inc. Retirement Savings Plan.

7. SUBSEQUENT EVENT

 On February 9, 1996 the Company exchanged 486 shares of Bearings, Inc. common stock for Engineered Sales, Inc., a distributor of hydraulic, pneumatic and electro-hydraulic components, systems and related fluid power engineering services. The transaction is expected to be accounted for as a pooling of interests and is not expected to have a material effect on the Company's operating results.

                        BEARINGS, INC. AND SUBSIDIARIES
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at December 31, 1995 and June 30, 1995 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------
Cash used in operating activities was $5.9 million in the six months ended December 31, 1995. This compares to $3.4 million of cash provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 1995 inventories increased approximately $25.9 million to service increased sales volume and to improve customer fill rates. Accounts receivable decreased by $4.6 million.

Working capital at December 31, 1995 was $151.3 million compared to $153.6 million at June 30, 1995. The current ratio was 2.1 at December 31, 1995 and
2.4 at June 30, 1995. This decrease is primarily due to a portion of long-term debt becoming current and an increase in short-term notes payable from the increase in inventory.

Capital Resources
-----------------
Capital resources are obtained from income retained in the business, borrowings under the Company's lines of credit and long-term debt.

Average combined short-term and long-term borrowing was $106.8 million for the six months ended December 31, 1995 and $97.9 million during the year ended June 30, 1995. The average effective interest rate on the short-term borrowings for the six months ended December 31, 1995 increased to 6.55% from an average rate of 5.9% for the year ended June 30, 1995 due to higher prevailing short-term interest rates. The Company has $110 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company had $45.1 million of borrowings under these short-term bank lines of credit at December 31, 1995. Unused bank lines of credit of $64.9 million are available for future short-term financing needs.

                        BEARINGS, INC. AND SUBSIDIARIES
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                              Increase (Decrease)
                             (Dollars in thousands)

                                              Three Months Ended                              Six Months Ended
                                                 December 31                                   December 31
                                                1995 and 1994                                 1995 and 1994
                                                               Percent                                     Percent
                                            Amount             Change                      Amount          Change
                                            ------             ------                      ------          ------
 Net sales                                 $22,021             8.8%                       $47,871          9.6%

 Cost of sales                              14,376             7.7%                        34,559          9.3%

 Selling, distribution and
 administrative expenses
                                             4,099             7.4%                         6,815          6.1%
 Operating income                            3,546            46.6%                         6,497         45.3%

 Interest expense -net                         495            27.2%                           960         28.5%

 Income before income taxes
                                             3,051            52.8%                         5,537         50.4%

 Income taxes                                1,381            56.9%                         2,502         54.2%
 Net income                                  1,670            49.8%                         3,035         47.6%

                        BEARINGS, INC. AND SUBSIDIARIES
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION
-------------------------------------------------------------------------------

Three Months ended December 31, 1995 and 1994
---------------------------------------------
Increases in sales for the quarter were primarily due to volume and price increases. Gross profit, as a percentage of sales, increased from 25.3% to 26.0%.

Selling, distribution and administrative expenses increased by 7.4% from higher compensation expense due to an increase in the number of associates from recent acquisitions and higher bad debt expense.

Interest expense-net for the quarter increased by 27.2% from higher short-term interest rates, increased average borrowing and the amortized expense of terminating an interest rate swap agreement. During fiscal 1995, the Company terminated a two year interest rate swap agreement initiated in fiscal 1994. As of December 31, 1995 deferred interest cost of $.3 million from this termination remains to be amortized to interest expense over the remainder of the fiscal year ending June 30, 1996. The Company has no outstanding swap agreements or other derivative financial instruments at December 31, 1995.

Income taxes as a percentage of income before taxes was 43.1% in the three months ended December 31, 1995 and 42.0% in the three months ended December 31, 1994.

As a result of the above factors, net income increased by 49.8% compared to the same quarter of last year. Income per share increased by 44.8% due to an increase in income and the increase in the average shares outstanding.

Six Months Ended December 31, 1995 and 1994
-------------------------------------------
Increases in sales for the period were primarily due to volume and price
increases.   Gross profit, as a percentage of sales, increased from 25.5% to
25.7%.

Selling, distribution and administrative expenses increased by 6.1% from higher bad debts, higher compensation expense and hospitalization costs from an increase in the number of associates due to recent acquisitions.

Interest expense-net for the period increased by 28.5% from higher short-term interest rates, increased average borrowing and the amortized expense of terminating an interest rate swap agreement. During fiscal 1995, the Company terminated a two year interest rate swap agreement initiated in fiscal 1994. As of December 31, 1995 deferred interest cost of $.3 million from this termination remains to be amortized to interest expense over the remainder of the fiscal year ending June 30, 1996. The Company has no outstanding swap agreements or other derivative financial instruments at December 31, 1995.

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION
-------------------------------------------------------------------------------

Income taxes as a percentage of income before taxes was 43.1% in the six months ended December 31, 1995 and 42.0% in the six months ended December 31, 1994.

As a result of the above factors, net income increased by 47.6% compared to the same period last year. Income per share increased by 42.9% due to an increase in income and the increase in the average shares outstanding.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

         (a) The Company incorporates by reference herein the description of the cases captioned SAMMIE ADKINS, ET AL. V. A. P. GREEN INDUSTRIES, INC., ET AL., Summit County, Ohio, Court of Common Pleas, Case No. ACV 88-7-2398 (and related cases) found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1995. In December 1995 an additional case was filed in the same court naming
              Bearings, Inc. as a defendant. Notwithstanding possible indemnification from suppliers and insurance, the Company believes, based on circumstances presently known, that these cases are not material to its business or its financial condition.

        (b) The Company incorporates by reference herein the description of the cases captioned IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INSURANCE CO., ET AL., 22nd Judicial
             District Court for the Parish of Washington, State of Louisiana, Case No. 70,760-E; and IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., 22nd Judicial District Court for the Parish of Washington, State of Louisiana, Case No. 72,986-F, found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1995. Notwithstanding potential indemnification from suppliers and insurance, the Company believes, based on circumstances presently known, that these cases are not material to its business or its financial condition.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on October 17, 1995, the Shareholders (i) reelected William G. Bares, Russel B. Every and John J. Kahl as Directors of Class II for a term expiring in 1998, and (ii) ratified the appointment of Deloitte & Touche LLP as
         independent auditors of the Company    for the fiscal year ending June
         30, 1996. Substantially the same information required by this Item 4 was previously reported in Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 1995.

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

              10(a) Form of Executive Severance Agreement between the Company and 7 executive officers (filed as Exhibit 10(b) to the Bearings, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1989, SEC File No. 1-2299, and incorporated here by reference), together with schedule pursuant to Instruction 2 of Item 601(a) of Regulation S-K identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed.

              10(b) Form of amendment dated January 17, 1991 amending the Executive Severance Agreements filed as Exhibit 10(b) to the Bearings, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1989 (filed as Exhibit 19(a) to the Bearings, Inc. Form 10-Q for the quarter ended December 31, 1990, SEC File No. 1-2299, and incorporated here by reference). The amendment is applicable to all executive officers named in the schedule filed as part of
                     Exhibit 10(a) of this Report and that schedule is incorporated here by reference.

              10(c) Bearings, Inc. Supplemental Defined Contribution Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8 (Registration No. 33-66509) filed on December 29, 1995, and incorporated here by reference).

                 11  Computation of Net Income Per Share.

                 27  Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        BEARINGS, INC.
                                       (Company)


Date:  February 13, 1996                  By: /s/ John C. Robinson
                                             --------------------------------
                                             John C. Robinson
                                             President & Chief Operating
                                             Officer


Date:  February 13, 1996                  By: /s/ John R. Whitten
                                             --------------------------------
                                             John R. Whitten
                                             Vice President-Finance
                                             & Treasurer

                                 BEARINGS, INC.

                                 EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1995

Exhibit No.      Description                              Page
-----------      -----------                              ----

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

          10(a) Form of Executive Severance Agreement            Attached
                between the Company and 7 executive
                officers (filed as Exhibit 10(b) to the
                Bearings, Inc. Annual Report on Form
                10-K for the fiscal year ended June 30,
                1989, SEC File No. 1-2299, and
                   incorporated here by reference),
                   together with schedule pursuant to
                   Instruction 2 of Item 601(a) of
                   Regulation S-K identifying the
                   officers and setting forth the
                   material details in which the
                   agreements differ from the form
                   of agreement that is filed.

            10(b)  Form of amendment dated January 17,
                   1991 amending the Executive Severance
                   Agreements filed as Exhibit 10(b) to
                   the Bearings, Inc. Annual Report on
                   Form 10-K for the fiscal year ended
                   June 30, 1989 (filed as Exhibit 19(a)
                   to the Bearings, Inc. Form 10-Q for
                   the quarter ended December 31, 1990,
                   SEC File No. 1-2299, and incorporated
                   here by reference).  The amendment is
                   applicable to all executive officers
                   named in the schedule filed as part of
                   Exhibit 10(a) of this Report and that
                   schedule is incorporated here by
                   reference.

            10(c)  Bearings, Inc. Supplemental Defined
                   Contribution Plan (filed as Exhibit 99
                   to the Company's Registration Statement
                   on Form S-8 (Registration No. 33-66509)
                   filed on December 29, 1995, and incorporated here by reference).

       11              Computation of Net Income  Per           Attached
                       Share.

       27              Financial Data Schedule.                 Attached