Form 10-Q
period 1996-03-31
BEARINGS INC /OH/
filed 1996-05-15
CIK 109563

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1996
                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                       Commission File Number     1-2299
                                              ------------


                                 BEARINGS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                      34-0117420
- --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


    3600 Euclid Avenue, Cleveland, Ohio                         44115
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (216) 881-2838
                                                     ---------------------


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

Yes   X     No
    -----      -----

Shares of common stock outstanding on   April 30, 1996        12,350,718
                                      -------------------------------------
                                                             (No par Value)

                                 BEARINGS, INC.
                                 --------------

                                      INDEX

- --------------------------------------------------------------------------------
                                                                    Page No.

Part I:    FINANCIAL INFORMATION

   Item 1:     Financial Statements

         Statements of Consolidated Income -
           Three Months and Nine Months
           Ended March 31, 1996 and 1995                                2

         Consolidated Balance Sheets -
           March 31, 1996 and June 30, 1995                             3

         Statements of Consolidated Cash Flows
           Nine Months Ended March 31, 1996 and 1995                    4

         Statements of Consolidated Shareholders' Equity -
           Nine Months Ended March 31, 1996 and
           Year Ended June 30, 1995                                     5

         Notes to Consolidated Financial Statements                   6 - 8

   Item 2:    Management's Discussion and Analysis of
         Financial Condition and Results of Operations               9 - 11


Part II:    OTHER INFORMATION

         Item 1:    Legal Proceedings                               12 - 13

         Item 6:    Exhibits and Reports on Form 8-K                13 - 15

    Signatures                                                        15

PART I:   FINANCIAL INFORMATION
ITEM I:   Financial Statements

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


- --------------------------------------------------------------------------------

                                 Three Months Ended        Nine Months Ended
                                      March 31                  March 31
                                 1996         1995         1996         1995
                              ----------------------    ----------------------

Net Sales                     $ 296,064    $ 277,029    $ 848,263    $ 774,540
                              ---------    ---------    ---------    ---------

Cost and Expenses
  Cost of sales                 220,454      206,788      630,544      577,505
  Selling, distribution and
    administrative               62,663       60,690      183,494      173,128
                              ---------    ---------    ---------    ---------
                                283,117      267,478      814,038      750,633
                              ---------    ---------    ---------    ---------
Operating Income                 12,947        9,551       34,225       23,907
                              ---------    ---------    ---------    ---------

Interest
  Interest expense                2,426        2,123        6,879        5,653
  Interest income                  (199)         (57)        (375)        (217)
                              ---------    ---------    ---------    ---------
                                  2,227        2,066        6,504        5,436
                              ---------    ---------    ---------    ---------

Income Before Income Taxes       10,720        7,485       27,721       18,471
                              ---------    ---------    ---------    ---------

Income Taxes
  Federal                         3,665        2,469        9,563        6,185
  State and local                   933          667        2,332        1,565
                              ---------    ---------    ---------    ---------
                                  4,598        3,136       11,895        7,750
                              ---------    ---------    ---------    ---------

Net Income                    $   6,122    $   4,349    $  15,826    $  10,721
                              =========    =========    =========    =========

Net Income per share          $    0.50    $    0.37    $    1.29    $    0.93
                              =========    =========    =========    =========

Cash dividends per common
  share                       $    0.14    $    0.12    $    0.40    $    0.35
                              =========    =========    =========    =========


See notes to consolidated financial statements.

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

- --------------------------------------------------------------------------------

                                                 March 31      June 30
                                                   1996         1995
                                                ---------    ---------
                                               (Unaudited)
                    Assets
                    ------
 Current assets
     Cash and temporary investments             $  13,238    $   4,789
     Accounts receivable, less allowance
      of $3,153 and $2,300                        156,088      145,680
     Inventories  (at LIFO)                       132,346      112,596
     Other current assets                           2,619        2,307
                                                ---------    ---------
 Total current assets                             304,291      265,372
                                                ---------    ---------
 Property - at cost
     Land                                          11,762       11,783
     Buildings                                     59,604       57,365
     Equipment                                     70,497       68,926
                                                ---------    ---------
                                                  141,863      138,074
     Less accumulated depreciation                 61,664       58,802
                                                ---------    ---------
 Property - net                                    80,199       79,272
                                                ---------    ---------
 Other assets                                      23,531       14,587
                                                ---------    ---------

   TOTAL ASSETS                                 $ 408,021    $ 359,231
                                                =========    =========

Liabilities and Shareholders' Equity
- ------------------------------------
 Current liabilities
     Notes payable                              $  50,025    $  18,575
     Current portion of long-term debt             11,429        5,714
     Accounts payable                              49,473       53,722
     Compensation and related benefits             21,415       18,248
     Other accrued liabilities                     16,050       15,558
                                                ---------    ---------
 Total current liabilities                        148,392      111,817
 Long-term debt                                    68,571       74,286
 Deferred income taxes                                918          918
 Other liabilities                                  8,889        6,809
                                                ---------    ---------
     TOTAL LIABILITIES                            226,770      193,830
                                                ---------    ---------

 Shareholders' Equity
 Preferred Stock - no par value; 2,500
     shares authorized; none issued or
     outstanding
 Common stock - no par value; 30,000
     shares authorized;  13,954 shares issued      10,000       10,000
 Additional paid-in capital                         6,180       11,311
 Income retained for use in the business          191,438      177,402
 Less 1,591 and 2,266 treasury shares -
     at cost                                      (20,997)     (29,253)
 Less shares held in trust for
     deferred compensation plans                   (3,078)      (1,426)
 Less unearned restricted common
     stock compensation                            (2,292)      (2,633)
                                                ---------    ---------
     TOTAL SHAREHOLDERS' EQUITY                   181,251      165,401
                                                ---------    ---------

     TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $ 408,021    $ 359,231
                                                =========    =========

See notes to consolidated financial statements.

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                               Nine Months Ended
                                                                    March 31
                                                              --------------------
                                                                 1996        1995
- ----------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                $ 15,826    $ 10,721
    Adjustments to reconcile net income to cash provided by
      operating activities:
       Depreciation                                             10,193       9,995
       Provision for losses on accounts receivable               1,966         901
       Gain on sale of property                                   (889)       (136)
       Amortization of restricted common stock
           compensation and goodwill                               723         492
       Treasury shares contributed to employee
           benefit plans                                         2,402       2,206
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                  (9,539)    (14,216)
           Inventories                                         (17,329)    (15,226)
           Other current assets                                  1,537        (950)
           Accounts payable and accrued expenses                (1,583)      9,698
       Other - net                                                 956         966
- ----------------------------------------------------------------------------------
Net Cash provided by Operating Activities                        4,263       4,451
- ----------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                         (13,210)     (7,356)
    Proceeds from property sales                                 3,667       1,038
    Acquisition of businesses, less cash acquired               (4,328)     (1,839)
    Deposits and other                                          (8,451)       (685)
- ----------------------------------------------------------------------------------
Net Cash used in Investing Activities                          (22,322)     (8,842)
- ----------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings under line-of-credit agreements              31,450       4,410
    Exercise of stock options                                    1,219       3,915
    Dividends paid                                              (4,799)     (3,999)
    Purchase of treasury shares                                 (1,362)     (3,874)
- ----------------------------------------------------------------------------------
Net Cash provided by Financing Activities                       26,508         452
- ----------------------------------------------------------------------------------
Increase (decrease) in cash
    and temporary investments                                    8,449      (3,939)
Cash and temporary investments
    at beginning of period                                       4,789      10,935
- ----------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                          $ 13,238    $  6,996
==================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                             $ 12,933    $  9,802
     Interest                                                 $  6,297    $  6,352

See notes to consolidated financial statements.

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
              For the Nine Months Ended March 31, 1996 (Unaudited)
                          and Year Ended June 30, 1995
                             (Amounts in thousands)



                                                                                                Income
                                               Shares of                        Additional      Retained          Treasury
                                               Common Stock        Common        Paid-in        for Use in        Shares
                                               Outstanding         Stock         Capital        the Business      - at Cost
============================================================================================================================
Balance at July 1, 1994                           11,319           $10,000        $6,962         $165,807          ($32,278)
    Net income                                                                                     16,909
    Cash dividends - $.47 per share                                                                (5,397)
    Purchase of common stock
      for treasury                                  (180)                                                            (3,874)
    Treasury shares issued for:
      401-(k) Savings Plan contributions             140                           1,124                              1,788
      Exercise of stock options                      225                           1,565                              2,789
      Restricted common stock awards                 138                           1,232                              1,727
      Deferred compensation plans                     46                             428                                595
    Amortization of restricted common
      stock compensation
    Other                                                                                              83
- ----------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995
    As previously reported                        11,688            10,000        11,311          177,402           (29,253)
    Pooling of interests with
      Engineered Sales, Inc.                         486                          (6,530)           3,009             6,408
- ----------------------------------------------------------------------------------------------------------------------------
Balance as restated                               12,174            10,000         4,781          180,411           (22,845)
    Net income                                                                                     15,826
    Cash dividends - $.40 per share                                                                (4,799)
    Purchase of common stock
      for treasury                                   (57)                                                            (1,362)
    Treasury shares issued for:
      Retirement Savings Plan contributions          100                           1,113                              1,289
      Exercise of stock options                      103                            (119)                             1,338
      Deferred compensation plans                     42                             392                                564
      Restricted common stock awards                   1                              13                                 19
    Amortization of restricted common
      stock compensation
    Other
- ----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                         12,363           $10,000        $6,180         $191,438          ($20,997)
============================================================================================================================


See notes to consolidated financial statements.


Shares Held in             Unearned
Trust for                  Restricted        Total
Deferred                   Common Stock      Shareholders'
Compensation Plans         Compensation      Equity
=======================================================
                                              $150,491
                                                16,909
                                                (5,397)

                                                (3,874)

                                                 2,912
                                                 4,354
                             ($2,959)
    ($1,023)

                                 326               326
       (403)                                      (320)
- -------------------------------------------------------

     (1,426)                  (2,633)          165,401

                                                 2,887
- -------------------------------------------------------
     (1,426)                  (2,633)          168,288
                                                15,826
                                                (4,799)

                                                (1,362)

                                                 2,402
                                                 1,219
       (956)
                                 (32)

                                 373               373
       (696)                                      (696)
- -------------------------------------------------------
    ($3,078)                 ($2,292)         $181,251
=======================================================

                        BEARINGS, INC. AND SUBSIDIARIES
                        -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in thousands) (Unaudited)

- --------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three months and nine months ended March 31, 1996 and 1995, and cash flows for the nine months ended March 31, 1996 and 1995.

         The results of operations for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year.

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

         Average shares outstanding for the computation of net income per share were as follows:

                Three Months Ended         Nine Months Ended
                    March 31                   March 31
                1996        1995           1996        1995
                ------------------         ----------------
                12,341    11,624           12,285    11,516

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)

- --------------------------------------------------------------------------------

3.       BUSINESS COMBINATIONS

         On February 9, 1996 the Company exchanged 486 shares of Bearings, Inc. common stock for all of the outstanding shares of Engineered Sales, Inc., a distributor of hydraulic, pneumatic and electro-hydraulic components, systems and related fluid power engineering services. This business combination is accounted for as a pooling of interests. Previously reported financial results for the current fiscal year have been restated to include Engineered Sales for the entire nine month period ended March 31, 1996. The prior years' consolidated financial statements have not been restated because the effects are not material. Separate results of operations for Engineered Sales prior to the acquisition are not included as these amounts are not material.

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

4.       LONG-TERM COMMITMENT

         During the quarter ended March 31, 1996 the Company entered into a twenty year lease agreement with the Cleveland-Cuyahoga County Port Authority (the Port) in connection with the construction of a new corporate headquarters facility. Lease payments are to begin upon completion of construction in July 1997 and the facility portion of the lease will be accounted for as an operating lease. The Company will also have a capital lease for $2,000 of furniture, fixtures and equipment as part of the agreement. Payments under this lease commitment are $1,486 in 1998; $1,486 in 1999; $1,486 in 2000; and
         $1,486 in 2001; $1,486 in 2002 and $35,880 after 2002. In connection with the lease agreement the Company has also agreed to guarantee repayment of $5,678 of bonds issued by the Port and Cuyahoga County to fund construction of the new headquarters facility.

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

7.       INTEREST RATE SWAP

         Effective March 1, 1996 the Company entered into a two year interest rate swap agreement with a major bank that effectively converts $15,000 of variable rate borrowings to a fixed rate. Under this agreement, the Company receives payments at variable rates based on LIBOR, as determined at monthly intervals and makes payments at a fixed interest rate of 5.29%. Net interest earned under this agreement reduced interest expense. The interest rate swap agreement has nominal carrying value.

8.       SUBSEQUENT EVENT

         In April 1996 approximately one quarter of the unearned restricted common stock vested on an accelerated basis due to price performance of the Company's stock. Previously, the expense for vesting of these shares was being recognized over a six year period.

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at March 31, 1996 and June 30, 1995 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
- ------------------------------
Cash provided by operating activities was $4.2 million in the nine months ended March 31, 1996. This compares to $4.5 million of cash provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables. The Company has continuing programs to monitor and control these investments. During the nine month period ended March 31, 1996 inventories increased approximately $17.3 million and accounts receivable increased by $9.5 million. These increases are primarily attributable to the increase in sales volume and to improved customer fill rates.

Working capital at March 31, 1996 was $155.9 million compared to $153.6 million at June 30, 1995. The current ratio was 2.1 at March 31, 1996 and 2.4 at June 30, 1995. This decrease is primarily due to a portion of long-term debt becoming current and an increase in short-term notes payable from the increase in inventory.

Capital Resources
- -----------------
Capital resources are obtained from income retained in the business, borrowings under the Company's lines of credit and long-term debt.

Average combined short-term and long-term borrowing was $113.5 million for the nine months ended March 31, 1996 and $97.9 million during the year ended June 30, 1995. The average effective interest rate on the short-term borrowings for the nine months ended March 31, 1996 increased to 6.1% from an average rate of 5.7% for the nine months ended March 31, 1995 due to higher prevailing short-term interest rates. The Company has $110 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company had $50.0 million of borrowings under these short-term bank lines of credit at March 31, 1996. Unused bank lines of credit of $60.0 million are available for future short-term financing needs.

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

The Company entered into a twenty year lease agreement with the Cleveland-Cuyahoga County Port Authority in connection with the construction of a new corporate headquarters facility. Lease payments are to begin upon completion of construction in July 1997. See Note 4 of the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS
- ---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                                         Increase (Decrease)
                                       (Dollars in thousands)

                              Three Months Ended     Nine Months Ended
                                   March 31              March 31
                                1996 and 1995          1996 and 1995
                                         Percent               Percent
                               Amount    Change     Amount     Change
                              -------    -------    -------    -------
 Net sales                    $19,035        6.9%   $73,723        9.5%

 Cost of sales                 13,666        6.6%    53,039        9.2%

 Selling, distribution and
 administrative expenses
                                1,973        3.3%    10,366        6.0%
 Operating income               3,396       35.6%    10,318       43.2%

 Interest expense -net            161        7.8%     1,068       19.6%

 Income before income taxes
                                3,235       43.2%     9,250       50.1%

 Income taxes                   1,462       46.6%     4,145       53.5%
 Net income                     1,773       40.8%     5,105       47.6%

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

- --------------------------------------------------------------------------------

Three Months Ended March 31, 1996 and 1995
- ------------------------------------------
Increases in sales for the quarter were primarily due to volume and price increases. Gross profit, as a percentage of sales, increased from 25.4% to 25.5%.

Selling, distribution and administrative expenses increased by 3.3% from higher compensation expense due to an increase in the number of associates from recent acquisitions, loss on the disposal of data processing equipment and higher bad debt expense.

Interest expense-net for the quarter increased by 7.8% from higher short-term interest rates and increased average borrowing. The Company has an outstanding swap agreement at March 31, 1996. See Note 7 of the Notes to the Consolidated Financial Statements.

Income taxes as a percentage of income before taxes was 42.9% in the three months ended March 31, 1996 and 41.9% in the three months ended March 31, 1995.

As a result of the above factors, net income increased by 40.8% compared to the same quarter of last year. Income per share increased by 35.1% due to an increase in income and the increase in the average shares outstanding.

Nine Months Ended March 31, 1996 and 1995
- -----------------------------------------
Increases in sales for the period were primarily due to volume and price increases. Gross profit, as a percentage of sales, increased from 25.4% to 25.7%.

Selling, distribution and administrative expenses increased by 6.0% from higher bad debts and higher compensation expense and hospitalization costs from an increase in the number of associates due to recent acquisitions.

Interest expense-net for the period increased by 19.6% from higher short-term interest rates and increased average borrowing. The Company has an outstanding swap agreement at March 31, 1996.

Income taxes as a percentage of income before taxes was 42.9% in the nine months ended March 31, 1996 and 42.0% in the nine months ended March 31, 1995.

As a result of the above factors, net income increased by 47.6% compared to the same period last year. Income per share increased by 38.7% due to an increase in income and the increase in the average shares outstanding.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

         (a) The Company incorporates by reference herein the description of the cases captioned SAMMIE ADKINS, ET AL. V. A. P. GREEN INDUSTRIES, INC., ET AL., Summit County, Ohio, Court of Common Pleas, Case No. ACV 88-7-2398 (and related cases) found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1995 and Item 1 "Legal Proceedings" contained in the Company's Form 10-Q for the quarter ended December 31, 1995. Notwithstanding possible indemnification from suppliers and insurance, the Company believes, based on circumstances presently known, that these cases are not material to its business or its financial condition.

         (b) The Company incorporates by reference herein the description of the cases captioned IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INSURANCE CO., ET AL., 22nd Judicial District Court for the Parish of Washington, Louisiana, Case No. 70,760-E; and IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., 22nd Judicial District Court for the Parish of Washington, Louisiana, Case No. 72,986-F, found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1995. In March 1996, the Company was served with the Second Supplemental and Amending Petition in a related case, BENNIE L. ADAMS, ET AL. V. METROPOLITAN LIFE INSURANCE CO., ET AL., 22nd Judicial District Court for the
              Parish of Washington, Louisiana, Case No. 72,154-B. This case involves 89 persons or heirs of persons who were allegedly exposed to asbestos-containing products while employed at the Bogalusa, Louisiana, Paper Mill and/or Box Factory. The allegations made in the ADAMS case are substantially identical to those made in the BICKHAM and WILLIAMS cases. Notwithstanding potential indemnification from suppliers and insurance, the Company believes, based on circumstances presently known, that these cases are not material to its business or its financial condition.

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

                 4(g) Amendment to $80,000,000 Maximum Aggregate Principal Amount Note Purchase and Private Shelf Facility dated October 31, 1992 between Bearings, Inc. and The Prudential Insurance Company of America.

                 10 Lease dated as of March 1, 1996, between Bearings, Inc. and the Cleveland-Cuyahoga County Port Authority, for a new corporate headquarters facility.

                 11             Computation of Net Income Per Share.

                 27             Financial Data Schedule.

         (b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1996.


                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            BEARINGS, INC.
                                            (Company)


Date:  May 14, 1996                         By:  /s/ John C.Robinson
                                                --------------------
                                                 John C. Robinson
                                                 President & Chief
                                                 Operating Officer


Date:  May 14, 1996                         By:  /s/ John R.Whitten
                                                -------------------
                                                 John R. Whitten
                                                 Vice President-Finance
                                                 & Treasurer

                                 BEARINGS, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

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

            4(g)           Amendment to $80,000,000 Maximum            Attached
                           Aggregate Principal Amount Note
                           Purchase and Private Shelf Facility
                           dated October 31, 1992 between
                           Bearings, Inc. and The Prudential
                           Insurance Company of America.

            10             Lease dated as of March 1, 1996,            Attached
                           between Bearings, Inc. and the
                           Cleveland-Cuyahoga County Port
                           Authority, for a new corporate
                           headquarters facility.

            11             Computation of Net Income Per Share.        Attached

            27             Financial Data Schedule.                    Attached