Form 10-K405
period 1996-06-30
BEARINGS INC /OH/
filed 1996-09-26
CIK 109563

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED JUNE 30, 1996     COMMISSION FILE NO. 1-2299

                                 BEARINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                         34-0117420
       --------------------------           ----------------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

           3600 EUCLID AVENUE                     44115
            CLEVELAND, OHIO                     ---------
   ----------------------------------          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code: (216) 881-8900.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
     Common Stock without par value             New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on August 30, 1996: $326,728,190.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at August 30, 1996
     Common Stock without par value                    12,417,951

                      DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:
       (1)
        Bearings, Inc. 1996 Annual Report to shareholders for the fiscal year ended June 30, 1996, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,
       (2)
        Bearings, Inc. Proxy Statement dated September 16, 1996, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                       PART I.

                                  ITEM 1.  BUSINESS.

    BEARINGS, INC., an Ohio corporation, and its wholly-owned operating subsidiaries, BRUENING BEARINGS, INC., a Kentucky corporation, DIXIE BEARINGS, INCORPORATED, a Tennessee corporation, ESI ACQUISITION CORPORATION (doing business as Engineered Sales, Inc.), an Ohio corporation, KING BEARING, INC., a California corporation, and MAINLINE INDUSTRIAL DISTRIBUTORS, INC., a Wisconsin corporation, are in the business of selling and distributing bearings, mechanical and electrical drive system products, industrial rubber products, fluid power products and specialty maintenance and repair products manufactured by others. Bearings, Inc. and its wholly-owned operating subsidiaries are hereafter referred to in this Report as the "Company", unless the context indicates otherwise. The Company's executive offices are located at 3600 Euclid Avenue, Cleveland, Ohio. The Company and predecessor companies have been engaged in this business since 1923. Bearings, Inc. was incorporated under the laws of Delaware in 1928 and reincorporated from Delaware to Ohio in 1988.

    (a)  GENERAL DEVELOPMENT OF BUSINESS.

    In fiscal 1996, the Company continued to enter into strategic business combinations to improve its market position in non-bearing products and services. The Company exchanged 486,000 shares of Company Common Stock for all of the outstanding shares of Engineered Sales, Inc., an applied-technology distributor of hydraulic, pneumatic and electro-hydraulic systems and components based in St. Louis, in February 1996. Earlier in the year, the Company purchased the assets of Flood Industries, Inc. a two-branch distributor in the Upper Peninsula of Michigan, and the Power Transmission Equipment Division of Hines Motor Supply, Inc., located in Billings, Montana. In addition, in August 1996 the Company sold its aircraft bearing distribution business, located in Atlanta, in order to concentrate further on the core business of distribution to industrial markets.

    The Company signed a 10-year master marketing and procurement agreement with Electronic Data Systems Corp. in August 1996 to become the primary supplier of the Company's product offerings to EDS' SupplySource, a new integrated supply service marketed to major companies. SupplySource will perform procurement activities for its customers on an outsourced basis. Both SupplySource and International Supply Consortium, a strategic alliance formed in fiscal 1995, provide the Company new marketing vehicles for reaching the increasing number of customers who wish to reduce the number of their suppliers of maintenance, repair and operations products.

    The Company substantially completed construction of a new 155,000 square foot distribution center in Douglas County, Georgia, replacing the current facility in that area. The center, scheduled to open in the fall of 1996, will be the Company's largest distribution center. Also, the Company began construction of its new 145,000 square foot headquarters facility in Cleveland's Midtown Corridor in fiscal 1996. The complex is expected to be opened in mid-1997 and will replace the Company's current headquarters complex of five unconnected buildings spread over three blocks in the Midtown Corridor.

    The Board of Directors voted in July 1996 to change the name of the Company to Applied Industrial Technologies, Inc., subject to shareholder approval at the Annual Meeting in October. The new name reflects the widening range of products and services offered by the Company.

    Further information regarding developments in the Company's business can be found in the Bearings, Inc. 1996 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 and 11, which is incorporated herein by reference.

    (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    The Company considers its business to involve only one industry segment.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS.

    PRODUCTS. The Company engages in the distribution and sale of ball, roller, thrust, plane and linear type bearings, mechanical and electrical drive system products, industrial rubber products, fluid power products and specialty items used in connection with the foregoing such as seals, lubricants, locking devices, sealing compounds, adhesives and maintenance tools for use therewith. Although the Company does not generally manufacture the products that it sells, it does assemble filter carts, fluid power components, hydraulic power units, hydraulic and pneumatic cylinders, speed reducers and electrical panels.

    The Company is a non-exclusive distributor for numerous manufacturers of the products which it sells. The principal bearing lines distributed by the Company are: American, Barden, Cooper, FAG, INA, Kaydon, MB Manufacturing, McGill, MRC, Sealmaster, SKF, Symmco, Thomson, Timken and Torrington/Fafnir.
The principal drive system product lines distributed by the Company are: Baldor, Browning, Electron, Falk, FMC, Foote Jones, Jeffrey, Kop-Flex, Lincoln Electric, Lovejoy, Martin, Morse, Reliance/Dodge, Rexnord/Link-Belt, Saftronics, Stephens Adamson, U.S. Electrical Motors, and Winsmith. The principal industrial rubber product lines distributed by the Company are: Aeroquip, Boston, Dixon, Flexco, Gates, Globe, Goodyear, Habasit and Weatherhead. The principal fluid power product lines distributed by the Company are: Ingersoll Rand-ARO, Dana, Denison, Donaldson, Eaton Char-Lynn and Schrader Bellows. Specialty items, including seals, sealants, fluid sealing, "O" rings, retaining rings, adhesives, lubricants, maintenance equipment, skin care products and tools, are purchased from various manufacturers. The principal suppliers of specialty items are: CR Industries, Dow Corning, Garlock, Gojo, Keystone, Loctite, Lubriplate, National/Federal Mogul, OTC/Power Team, Parker Hannifin, Rotor Clip and Skil/Bosch. The Company believes that its relationships with its suppliers are generally good and that the Company can continue to represent these suppliers. The loss of certain of these suppliers could have an adverse effect on the Company's business.

    Based upon the Company's analysis of product dollar sales volume for the fiscal year ended June 30, 1996, bearings represented 43%, drive system products represented 30%, specialty items represented 11%, and other items, including industrial rubber and fluid power products, represented 15% of sales. For the year ended June 30, 1995, bearings represented 45%, drive system products represented 30%, specialty items represented 12%, and other items, including industrial rubber and fluid power products, represented 13% of sales. For the year ended June 30, 1994, bearings represented 50%, drive system products represented 27%, specialty items represented 12%, and other items, including industrial rubber and fluid power products, represented 12% of sales.

    The Company rebuilds precision machine tool spindles at its Spindle Lab in Cleveland, Ohio. Mechanical shops located in Corona, California; Tracy, California; Atlanta, Georgia; Florence, Kentucky; Worcester, Massachusetts; Iron Mountain, Michigan; Butte, Montana; Charlotte, North Carolina; Cleveland, Ohio; Carlisle, Pennsylvania; Ft. Worth, Texas; and Longview, Washington rebuild and assemble speed reducers, pumps, valves, cylinders and hydraulic motors, provide custom machining and assemble electrical panels and fluid power systems to customer specifications. Fluid power centers located in Corona, California; Baltimore, Maryland; Worcester, Massachusetts; Maryland Heights, Missouri; Philadelphia, Pennsylvania; Richmond, Virginia; and Kent, Washington assemble fluid power systems and components and provide customers with technical expertise. The Company also operates rubber shops in Tucson, Arizona; Corona, California; Tracy, California; Atlanta, Georgia; Crestwood, Illinois; Billings, Montana; Dayton, New Jersey; Arlington, Texas; Longview, Washington; and Appleton, Wisconsin to modify conveyor belts and provide hose assemblies in accordance with customer requirements.

    SERVICES. The Company's sales personnel advise and assist customers with respect to product selection and application. The Company considers this advice and assistance to be an integral part of its overall sales efforts. Beyond acting as a mere distributor, the Company markets itself as a "single-source" applied technology supplier, offering product and process solutions involving multiple product technologies, which solutions reduce production downtime and overall procurement and maintenance costs for customers. By providing a high level of service, product knowledge and technical support, while at the same time offering competitive pricing, the Company believes it will develop closer, longer-lasting and more profitable relationships with its customers.

    Company sales personnel consist of inside customer service and field account representatives assigned to each branch, in addition to representatives assigned as industry and product specialists. Inside customer service representatives receive, process and expedite customer orders, provide pricing and product information, and provide assistance to field account representatives in servicing customers. Field account representatives make on-site calls to customers and potential customers to provide product and pricing information, make surveys of customer requirements and recommendations, and assist in the implementation of maintenance programs. The representatives will measure and document for a customer the value to the customer of the services and advice the Company provides, through cost savings or increased productivity. Specialists assist with applications particular to their areas of technical expertise.

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

    The Company's ability to service its customers is enhanced by its computerized inventory and sales information systems. The Company's point-of-sale OMNEX -Registered Trademark- 2.0 computer system gives all Company locations on-line access to inventory, sales analysis and data. Inventory and sales information is updated as transactions are entered. The OMNEX -Registered Trademark- 2.0 system permits direct access for order entry, pricing and price-auditing, order expediting and back order review. The Company's computer system also permits Electronic Data Interchange (EDI) with participating customers and suppliers.

    The Company's operations contrast sharply with those of manufacturers whose products it sells in that the manufacturers generally confine their direct sales activities to large-volume transactions with original equipment manufacturers who incorporate the components purchased into the products they make. The manufacturers generally do not sell replacement components directly to the customer but refer the customer to the Company or another distributor, although there is no assurance that this practice will continue.

    There is a trend among large industrial customers towards reducing the number of suppliers of maintenance and replacement products with whom they deal. The Company is responding to this trend by, among other things, continuing to broaden its product offering and developing new methods for marketing its products, such as through EDS SupplySource and International Supply Consortium. The Company continues to develop marketing strategies to anticipate and address evolving customer needs and concerns.

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

    On June 30, 1996, the Company had 337 branches in 42 states. The Company has no operations outside the continental United States.

    The Company's export business during the fiscal year ended June 30, 1996 and prior fiscal years was less than 2% of net sales, and is not concentrated in any one geographic area.

    COMPETITION. The Company considers its overall business to be highly competitive. The Company's principal competitors are other specialized bearing, drive system product, industrial rubber product, fluid power and specialty item distributors, and, to a lesser extent, mill supply houses. These competitors include single and multiple branch operations, some of which are divisions or subsidiaries of larger organizations that may have greater financial resources than the Company. There is a trend in the industry toward larger multiple branch operations. The Company also competes with the manufacturers of original equipment and their distributors in the sale of maintenance and replacement bearings, power transmission components and related items. Some of these manufacturers may have greater financial resources than the Company. The competitors and the number of competitors vary throughout the geographic areas in which the Company does business. The Company continues to develop and implement marketing strategies to maintain a competitive position.

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

    NUMBER OF EMPLOYEES.  On June 30, 1996, the Company had 4133 employees.
None of the Company's employees are covered by collective bargaining. The Company considers its relationship with its employees to be generally favorable.

    WORKING CAPITAL. The Company's working capital position is disclosed in the financial statements referred to at Item 8 on page 12 of this Report and is discussed in "Management's

Discussion and Analysis" set forth in the Bearings, Inc. 1996 Annual Report to shareholders on pages 10 and 11.

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

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

    The Company has no operations outside the continental United States. The Company's export business during the fiscal year ended June 30, 1996, and prior fiscal years, was less than 2% of net sales, and is not concentrated in any one geographic area.


                                 ITEM 2.  PROPERTIES.

    The Company owns or leases the properties in which its offices, branches, distribution centers, shops and corporate facilities are located. As of June 30, 1996, the real properties at 178 locations were owned by the Company, while 176 locations were leased by the Company. Certain property locations may contain multiple operations, such as a branch and a distribution center.

    The principal real properties owned by the Company (each of which has more than 20,000 square feet of floor space) are: the corporate headquarters office building in Cleveland, Ohio; the corporate finance and information services office building in Cleveland, Ohio; the Cleveland East branch in Cleveland, Ohio; the Prospect mechanical shop in Cleveland, Ohio; the Midwest Distribution Center in Florence, Kentucky; the John R. Cunin Distribution Center in Carlisle, Pennsylvania; and the Portland branch and Portland Distribution Center in Portland, Oregon. The principal real properties leased by the Company (each of which has more than 20,000 square feet of floor space) are: the Corona offices and Corona Distribution Center in Corona, California; the Long Beach branch in Long Beach, California; the San Jose branch in San Jose, California; the J. L. Lammers Distribution Center in Atlanta, Georgia; the Atlanta mechanical and rubber shops in Atlanta, Georgia; the Worcester branch and fluid power center in Worcester, Massachusetts; the Fort Worth Distribution Center in Fort Worth, Texas; the Longview branch and Longview Distribution Center in Longview, Washington; the Appleton offices, branch and rubber shop in Appleton, Wisconsin; and the Milwaukee branch and distribution center in Milwaukee, Wisconsin.

    Three additional properties scheduled to be occupied in fiscal 1997 are as follows: a 145,000 square foot headquarters facility in Cleveland's Midtown Corridor, opening in mid-1997; a 155,000 square foot distribution center opening in Douglas County, Georgia in the fall of 1996 and replacing the current Atlanta center; and a 127,000 square foot distribution center in Fort Worth, Texas, opening in the spring of 1997 and replacing the current Fort Worth center. The Company intends to sell its current corporate buildings in Cleveland following the completion of the new headquarters facility.

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

    Generally, when opening a new branch, the Company will initially lease space. Then, as the business develops, suitable property may be purchased or leased for relocation of the branch. A new general purpose office-storeroom building may be constructed. However, the Company has no fixed policy in this regard, and in each instance the final decision is made on the basis of availability and cost of suitable property in the local real estate market, whether purchased or leased. The Company does not consider any one of its properties to be material, because it believes that if it becomes necessary or desirable to relocate any of its branches and distribution centers, other suitable properties could be found.


                         ITEM 3.  PENDING LEGAL PROCEEDINGS.

    In 1994, Dixie Bearings, Incorporated, a wholly-owned subsidiary of Bearings, Inc. was served with a First Amending and Supplemental Petition in a case captioned IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., 22nd Judicial District Court for the Parish of Washington, Louisiana, Case No. 70,760-E, naming it as an additional defendant, along with over 50 other defendants. The action was initially filed in 1993. The petition claims to have been filed on behalf of 1,117 persons or heirs of persons who were allegedly exposed to asbestos-containing products while employed at the Bogalusa, Louisiana, Paper Mill and/or Box Factory, currently operated by Gaylord Container, Inc. Exposure is claimed to have occurred until approximately 1989. Compensatory and punitive damages are sought, but no amount is specified. In July 1995 and March 1996, respectively, the Company was served with Petitions in two related cases pending in the same court as the BICKHAM case: IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., Case No. 72,986-F; and BENNIE L. ADAMS, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., Case No. 72,154-B. These cases, involving a total of 123 persons or heirs of persons who worked at the same Bogalusa facility, are essentially identical to the BICKHAM case.

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

    In 1989, Bearings, Inc. was served with a Second Amended Complaint in a case captioned SAMMIE ADKINS, ET AL. V. A. P. GREEN INDUSTRIES, INC., ET AL., Summit County Court of Common Pleas Case No. ACV 88-7-2398, naming it as an additional defendant, along with over 200 other defendants. Subsequently, 17 additional cases were filed in the same court naming Bearings, Inc. as a defendant and setting forth virtually the same allegations against many of the same defendants on behalf of different plaintiffs. The cases alleged that the plaintiffs (including spouses in some cases) were injured due to exposure to asbestos while working for various tire and rubber companies in the greater Akron, Ohio area. In June 1996, Bearings, Inc. was dismissed without prejudice from all of these cases.

    In 1992, a jury in a case captioned KING BEARING, INC., ET AL. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31, awarded a $32.4 million judgment against King Bearing, Inc., a wholly-owned subsidiary of Bearings, Inc.; however, as explained below, the Company believes that this judgment will have no material adverse effect on its business or financial condition. The verdict was based on contractual and other claims asserted by various cross-complainants against King Bearing in a breach of contract and unfair competition case initially filed by King Bearing in 1987. The suit, which involved a former owner of King Bearing, was pending at the time Bearings, Inc. acquired King Bearing in June 1990. All events relative to the judgment occurred prior to the Company's purchase of King Bearing. Although Bearings, Inc. was subsequently named as a party to the lawsuit in 1991, the jury found no liability on the part of Bearings, Inc.
Under the 1990 Stock Purchase Agreement relative to the acquisition of King Bearing, both Bearings, Inc. and King Bearing were specifically indemnified by the ultimate parent of the former owner of King Bearing (whose stockholders' equity exceeded $5 billion at June 30, 1996) for any damages or loss related to the judgment. The judgment is being strongly contested by counsel retained by the indemnitor on behalf of King Bearing, and in 1992, the trial court granted the motion of King Bearing for a new trial as to all but $219,000 in damages returned by the jury. The case is now pending in the California Court of Appeal, Fourth Appellate District.


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


            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders of Bearings, Inc. during the last quarter of the fiscal year ended June 30, 1996.

                        EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Executive Officers are elected for a term of one year, or until their successors are chosen and qualified, at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders. The following is a listing of the Executive Officers of Bearings, Inc. and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Bearings, Inc. and the persons were elected to their present positions on October 17, 1995:

              JOHN C. DANNEMILLER.  Mr. Dannemiller is Chairman (since January
         1992), Chief Executive Officer (since January 1992) and a Director (since 1985). He was President (from 1990 to January 1992) and Chief Operating Officer (from 1988 to January 1992). He is 58 years of age.

              JOHN C. ROBINSON.  Mr. Robinson is President (since January
         1992), Chief Operating Officer (since January 1992), and a Director (since October 1991). He was Vice President (from 1989 to January
         1992) and Executive Vice President & General Manager of the Corporation's wholly-owned subsidiary, King Bearing, Inc. (from 1990 to October 1991). He is 54 years of age.

              MARK O. EISELE. Mr. Eisele is Controller (since October 1992). He was Manager of Internal Audit (from June 1991 to October 1992). He is 39 years of age.

              FRANCIS A. MARTINS. Mr. Martins is Vice President-Sales & Field Operations (since July 1996). Prior to that he was Vice President-Sales & Marketing (October 1994 to July 1996); and Vice President-Marketing (from May 1992 to October 1994). Before joining the Company, he was Vice President, Industrial Aftermarket Operations for SKF USA Inc., a manufacturer of bearings and related products (from 1985 to May 1992). He is 53 years of age.

              BILL L. PURSER. Mr. Purser is Vice President-Marketing & National Accounts (since July 1996). Prior to that he was Vice President-National Accounts (from January 1995 to July 1996); and Director of National Accounts (from December 1994 to January 1995). Before joining the Company, he was Vice President of Business Development for Invetech, Inc., a distributor of industrial parts (from December 1992 to December 1994); and Vice President of Sales for that company (from 1990 to December 1992). He is 53 years of age.

              RICHARD C. SHAW. Mr. Shaw is Vice President-Communications, Organizational Learning & Quality Standards (since July 1996). Prior to that he was Vice President-Communications & Public Relations (from July 1993 to July 1996); and

         Director of Corporate Communications (from 1989 to July 1993). He is 47 years of age.

              ROBERT C. STINSON. Mr. Stinson is Vice President-Administration, Human Resources, General Counsel & Secretary (since October 1994) and has served as Secretary since 1990. He was Vice President-General
         Counsel (from 1989 to October 1994).   He is 50 years of age.

              JOHN R. WHITTEN. Mr. Whitten is Vice President-Finance & Treasurer (since October 1992). He was Vice President (since 1985) and Controller (from 1981 to October 1992). He is 50 years of age.



                                       PART II.

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                                 STOCKHOLDER MATTERS.

    The Company's Common Stock, without par value, is listed for trading on the New York Stock Exchange. The information concerning the principal market for the Company's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 1996 and 1995 and the number of shareholders of record as of August 15, 1996 is set forth in the Bearings, Inc. 1996 Annual Report to shareholders on page 25, under the caption "Quarterly Operating Results and Market Data", and such information is incorporated here by reference.


                          ITEM 6.  SELECTED FINANCIAL DATA.

    The summary of selected financial data for each of the last five years is set forth in the Bearings, Inc. 1996 Annual Report to shareholders in the table on pages 26 and 27 under the caption "10 Year Summary" and is incorporated here by reference.


              ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.

    The "Management's Discussion and Analysis" is set forth in the Bearings, Inc. 1996 Annual Report to shareholders on pages 10 and 11 and is incorporated here by reference.

                ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following consolidated financial statements and supplementary data of Bearings, Inc. and subsidiaries and the independent auditors' report listed below, which are included in the Bearings, Inc. 1996 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed herewith:

         Caption                                                Page No.
         -------                                                --------

    Financial Statements:

         Statements of Consolidated
         Income for the Years Ended
         June 30, 1996, 1995 and 1994                                12

         Consolidated Balance Sheets
         June 30, 1996 and 1995                                      13

         Statements of Consolidated
         Cash Flows for the Years Ended
         June 30, 1996, 1995 and 1994                                14

         Statements of Consolidated
         Shareholders' Equity for the
         Years Ended June 30, 1996,
         1995 and 1994                                               15

         Notes to Consolidated
         Financial Statements for the
         Years Ended June 30, 1996, 1995
         and 1994                                                 16 - 22

    Independent Auditors' Report                                     23

    Supplementary Data:

         Quarterly Operating Results and
         Market Data                                                 25

                ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                   Not applicable.


                                      PART III.

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item as to the Directors is set forth in the Bearings, Inc. Proxy Statement dated September 16, 1996 on pages 3 through 5 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to the Executive Officers has been furnished in this Report on pages 10 and 11 in Part I, after Item 4, under the caption "Executive Officers of the Registrant".


                          ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is set forth in the Bearings, Inc. Proxy Statement dated September 16, 1996, under the captions "Summary Compensation" on page 8, "Aggregate Option Exercises and Fiscal Year-End Option Value Table" on page 9, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 9, "Compensation of Directors" on page 14, "Deferred Compensation Plan for Non-employee Directors" on pages 14 and 15, "Deferred Compensation Plan" on page 15, and "Severance Payment Agreements" on pages 15 and 16, and is incorporated here by reference.


                  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT.

    (a) Information concerning the security ownership of certain beneficial owners is set forth under the caption "Security Ownership of Certain Beneficial Owners" on page 6 of the Bearings, Inc. Proxy Statement dated September 16, 1996, and is incorporated here by reference.

    (b) Information concerning security ownership of management is set forth under the caption "Security Ownership of Management" on page 7 of the Bearings, Inc. Proxy Statement dated September 16, 1996, and is incorporated here by reference.


              ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                   Not applicable.

                                       PART IV.

            ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.  FINANCIAL STATEMENTS.

    The following consolidated financial statements of the Company, notes thereto, the independent auditors' report and supplemental data are included in the Bearings, Inc. 1996 Annual Report to shareholders on pages 12 through 23 and page 25, and are incorporated by reference in Item 8 of this Report.

              Caption
              -------

         Statements of Consolidated Income for the Years Ended June 30, 1996, 1995 and 1994

         Consolidated Balance Sheets
         June 30, 1996 and 1995

         Statements of Consolidated Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

         Statements of Consolidated Shareholders'
         Equity for the Years Ended June 30, 1996,
         1995 and 1994

         Notes to Consolidated Financial Statements for the Years Ended June 30, 1996, 1995
         and 1994

         Independent Auditors' Report

         Supplementary Data:
           Quarterly Operating Results and Market Data

(a)2.  FINANCIAL STATEMENT SCHEDULE.

    The following Report and Schedule are included in this Part IV, and are found in this Report at the pages indicated:

              Caption                                      Page No.
              -------                                      ----

         Independent Auditors' Report                         20

         Schedule VIII - Valuation and
         Qualifying Accounts                                  21

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

         4(c) Amendment to $80,000,000 Maximum Aggregate Principal Amount Note Purchase and Private Shelf Facility dated October 31, 1992 between Bearings, Inc. and The Prudential Insurance Company of America (filed as Exhibit 4(g) to the Bearings, Inc. Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-2299, and incorporated here by reference).

       *10(a) Form of Executive Severance Agreement between the Company and each of its executive officers (filed as Exhibit 10(b) to the Bearings, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1989, SEC File No. 1-2299, and incorporated here by reference), together with schedule pursuant to Instruction 2 of Item 601(a) of Regulation S-K identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed.

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

       *10(c) A written description of the Directors' compensation program is found in the Bearings, Inc. Proxy Statement dated September 16, 1996, SEC File No. 1-2299, on page 14, under the caption "Compensation of Directors", and is incorporated here by reference.

       *10(d) Deferred Compensation Plan for Non-employee Directors (filed as Exhibit 19 to the Bearings, Inc. Form 10-Q for the quarter ended December 31, 1991, SEC File No. 1-2299, and incorporated here by reference).

       *10(e) First Amendment to Deferred Compensation Plan for Non-Employee Directors effective July 1, 1993 (filed as
                   Exhibit 10(e) to the Bearings, Inc. Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 1-2299, and incorporated here by reference).

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

       *10(o) A written description of the Company's Management Incentive Plan applicable to key executives, including the five most highly compensated executive officers, is found in the Bearings, Inc. Proxy Statement dated September 16, 1996, SEC File No. 1-2299, on pages 10 and 11, in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption "Management Incentive Plan", and is incorporated here by reference.

       *10(p) Bearings, Inc. Supplemental Defined Contribution Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, Registration No. 33-66509, filed on December 29, 1995, and incorporated here by reference).

        10(q) Lease dated as of March 1, 1996 between Bearings, Inc. and the Cleveland-Cuyahoga County Port Authority (filed as
                   Exhibit 10 to the Bearings, Inc. Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-2299, and incorporated here by reference).

        11         Computation of Net Income Per Share.

        13 Bearings, Inc. 1996 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

        21         Subsidiaries of Bearings, Inc.

        23         Independent Auditors' Consent.

        27         Financial Data Schedule.

              The Company will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which fee shall be limited to the Company's reasonable expenses in furnishing such exhibit.

(b) REPORTS ON FORM 8-K.

         None during the quarter ended June 30, 1996.

                             INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Bearings, Inc.

    We have audited the consolidated balance sheets of Bearings, Inc. and its subsidiaries (the "Company") as of June 30, 1996 and 1995 and the related statements of consolidated income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1996 and have issued our report thereon dated August 6, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP




Cleveland, Ohio
August 6, 1996

                            BEARINGS, INC. & SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                    (in thousands)

- --------------------------------------------------------------------------------
    COLUMN  A                     COLUMN  B      COLUMN  C      COLUMN  D

                                                 ADDITIONS
                                  BALANCE AT     CHARGED TO     DEDUCTIONS
                                  BEGINNING      COSTS AND         FROM
    DESCRIPTION                   OF PERIOD      EXPENSES         RESERVE

- --------------------------------------------------------------------------------

YEAR ENDED JUNE 30 1996:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                     $2,300         $2,123      $2,023 (A)

YEAR ENDED JUNE 30 1995:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                     $1,900         $1,710      $1,310 (A)

YEAR ENDED JUNE 30 1994:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                     $2,000         $1,418      $1,518 (A)





- ----------------------------------------------
     COLUMN  A                     COLUMN  E


                                   BALANCE
                                   AT END OF
     DESCRIPTION                   PERIOD
- --------------------------------------------------------------------------------
YEAR ENDED JUNE 30 1996:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                     $2,400

YEAR ENDED JUNE 30 1995:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                     $2,300

YEAR ENDED JUNE 30 1994:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                     $1,900

(A)  Amounts represent uncollectible accounts charged off.


- --------------------------------------------------------------------------------
                                    SCHEDULE VIII

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BEARINGS, INC.


/s/ John C. Dannemiller                     /s/ John C. Robinson
- ------------------------------              -------------------------------
John C. Dannemiller, Chairman               John C. Robinson, President
& Chief Executive Officer                   & Chief Operating Officer

/s/ John R. Whitten                         /s/ Mark O. Eisele
- ------------------------------              -------------------------------
John R. Whitten                             Mark O. Eisele
Vice President-Finance & Treasurer          Controller
(Principal Financial Officer)               (Principal Accounting Officer)

Date:  September 26, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William G. Bares                        /s/ Roger D. Blackwell
- ------------------------------              -------------------------------
William G. Bares, Director                  Dr. Roger D. Blackwell, Director

/s/ William E. Butler                       /s/ John C. Dannemiller
- ------------------------------              -------------------------------
William E. Butler, Director                 John C. Dannemiller, Chairman,
                                            Chief Executive Officer and
                                            Director

/s/ Russel B. Every                         /s/ Russell R. Gifford
- ------------------------------              -------------------------------
Russel B. Every, Director                   Russell R. Gifford, Director

/s/ L. Thomas Hiltz                         /s/ John J. Kahl
- ------------------------------              -------------------------------
L. Thomas Hiltz, Director                   John J. Kahl, Director

/s/ John C. Robinson                        /s/ Dr. Jerry Sue Thornton
- ------------------------------              -------------------------------
John C. Robinson, President,                Dr. Jerry Sue Thornton, Director
Chief Operating Officer and Director


- -------------------------------------
Russel B. Every, as attorney
in fact for persons indicated by "*"

Date:  September 26, 1996

                                    BEARINGS, INC.

                                    EXHIBIT INDEX
                    TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 1996


Exhibit
  No.    Description                                           Reference
- -------  -----------                                           ---------

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

4(c)     Amendment to $80,000,000 Maximum Aggregate
         Principal Amount Note Purchase and Private
         Shelf Facility dated October 31, 1992 between
         Bearings, Inc. and The Prudential Insurance Company
         of America.                                            Note (f)

10(a)    Form of Executive Severance Agreement
         between the Company and each of its executive
         officers.                                              Note (d)

         Schedule pursuant to Instruction 2 of
         Item 601(a) of Regulation S-K identifying
         the officers and setting forth material
         details in which the agreements differ
         from the form of agreement filed.                      Attached

10(b)    Form of amendment amending the Executive
         Severance Agreements referenced in
         Exhibit 10(a) hereto.                                  Note (g)

10(c)    A written description of the Directors'
         compensation program.                                  Note (h)

10(d)    Deferred Compensation Plan for Non-
         employee Directors.                                    Note (i)

10(e)    First Amendment to Deferred Compensation
         Plan for Non-employee Directors effective
         July 1, 1993.                                          Note (j)

10(f)    A written description of the Company's
         Non-Contributory Life and Accidental Death
         and Dismemberment Insurance for executive
         officers.                                              Attached

10(g)    A written description of the Company's
         Long-Term Disability Insurance for
         executive officers.                                    Attached

10(h)    Form of Director and Officer Indemnifi-
         cation Agreement entered into between
         the Company and its directors and
         executive officers.                                    Note (k)

         Schedule pursuant to Instruction 2 of
         Item 601(a) of Regulation S-K identifying
         the directors and executive officers
         executing such agreements.                             Attached

10(i)    Bearings, Inc. Supplemental Executive

         Retirement Benefits Plan (July 1, 1993
         Restatement) presently covering 7
         executive officers of Bearings, Inc.                   Note (j)

10(j)    First Amendment to Bearings, Inc.
         Supplemental Executive Retirement
         Benefits Plan (July 1, 1993 Restatement).              Note (l)

10(k)    Bearings, Inc. Deferred Compensation
         Plan.                                                  Note (m)

10(l)    Stock Purchase Agreement between Bearings,
         Inc. and MLS Industries, Inc. dated
         June 12, 1990.                                         Note (n)

10(m)    Amendment to Stock Purchase Agreement
         and Related Guarantee and Agreement among
         Bearings, Inc., MLS Industries, Inc. and
         Emerson Electric Co., dated as of June 29,
         1990.                                                  Note (n)

10(n)    Bearings, Inc. 1990 Long-Term Performance
         Plan adopted by Shareholders on
         October 16, 1990.                                      Note (o)

10(o)    A written description of the Company's
         Management Incentive Plan applicable to
         key executives of the Company, including
         the five most highly compensated executive
         officers.                                              Note (p)

10(p)    Bearings, Inc. Supplemental Defined Contribution Plan  Note (q)

10(q)    Lease dated as of March 1, 1996 between
         Bearings, Inc. and the Cleveland-Cuyahoga County
         Port Authority                                         Note (r)

11       Computation of Net Income Per Share.                   Attached

13       Bearings, Inc. 1996 Annual Report to
         shareholders (not deemed "filed" as
         part of this Form 10-K except for
         those portions that are expressly
         incorporated by reference).                            Attached

21       Subsidiaries of Bearings, Inc.                         Attached

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

              (b) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1988, SEC File No. 1-2299.

              (c) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1990, SEC File No. 1-2299.

              (d) Incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended June 30, 1989, SEC File No. 1-2299.

              (e) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended September 30, 1992, SEC File No. 1-2299.

              (f) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-2299.

              (g) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31, 1990, SEC File No. 1-2299.

              (h) Incorporated by reference from the Company's Proxy Statement dated September 16, 1996, SEC File No. 1-2299, on page 14 under the caption "Compensation of Directors".

              (i) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31, 1991, SEC File No. 1-2299.

              (j) Incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended June 30, 1993, SEC File No. 1-2299.

              (k) Incorporated by reference from the Company's Proxy Statement dated September 17, 1992, SEC File No. 1-2299, at Appendix A.

              (l) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended December 31, 1993, SEC File No. 1-2299.

              (m) Incorporated by reference from the Company's Proxy Statement dated September 16, 1993, SEC File No. 1-2299, at Exhibit A.

              (n) Incorporated by reference from the Company's Report on Form 8-K dated July 12, 1990, SEC File No. 1-2299.

              (o) Incorporated by reference from the Company's Report on Form 10-K for the fiscal year ended June 30, 1991, SEC File No. 1-2299.

              (p) Incorporated by reference from the Company's Proxy Statement dated September 16, 1996, SEC File No. 1-2299, on pages 10 and 11 in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption "Management Incentive Plan".

              (q) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration No. 33-66509, filed on December 29, 1995.

              (r) Incorporated by reference from the Company's Report on Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-2299.