Form 10-Q
period 1996-09-30
BEARINGS INC /OH/
filed 1996-11-14
CIK 109563

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1996
                               ------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------

                        Commission File Number     1-2299
                                               --------------

                                 BEARINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                      34-0117420
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification Number)


    3600 Euclid Avenue, Cleveland, Ohio                         44115
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (216) 881-2838
                                                    ---------------------------

                                     None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ----       ----


Shares of common stock outstanding on   October 31, 1996          12,471,930
                                      -----------------------------------------
                                                               (No par Value)

                                 BEARINGS, INC.
                                 --------------

                                      INDEX

-----------------------------------------------------------------------------
                                                                     Page No.

Part I:    FINANCIAL INFORMATION

   Item 1:     Financial Statements

         Statements of Consolidated Income -
           Three Months Ended September 30, 1996 and 1995               2

         Consolidated Balance Sheets -
           September 30, 1996 and June 30, 1996                         3

         Statements of Consolidated Cash Flows
           Three Months Ended September 30, 1996 and 1995               4

         Statements of Consolidated Shareholders' Equity -
           Three Months Ended September 30, 1996 and
           Year Ended June 30, 1996                                     5

         Notes to Consolidated Financial Statements                   6 - 7

   Item 2:    Management's Discussion and Analysis of
         Financial Condition and Results of Operations               8 - 11


Part II:    OTHER INFORMATION

         Item 1:    Legal Proceedings                               12 - 13

         Item 5:    Other Information                               13 - 14

         Item 6:    Exhibits and Reports on Form 8-K                14 - 16

     Signatures                                                     16

PART I:                   FINANCIAL INFORMATION
ITEM I:                   Financial Statements

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


--------------------------------------------------------------------------------


                                      Three Months Ended
                                       September 30
                                    1996         1995
                                ------------------------


Net Sales                       $ 282,249      $ 277,059
                                ---------      ---------

Cost and Expenses
  Cost of sales                   208,775        206,844
  Selling, distribution and
    administrative                 62,749         60,305
                                ---------      ---------
                                  271,524        267,149
                                ---------      ---------
Operating Income                   10,725          9,910
                                ---------      ---------

Interest
  Interest expense                  1,561          2,059
  Interest income                    (318)           (71)
                                ---------      ---------
                                    1,243          1,988
                                ---------      ---------

Income Before Income Taxes          9,482          7,922
                                ---------      ---------

Income Taxes
  Federal                           3,255          2,754
  State and local                     822            640
                                ---------      ---------
                                    4,077          3,394
                                ---------      ---------

Net Income                      $   5,405      $   4,528
                                =========      =========

Net Income per share            $    0.44      $    0.37
                                =========      =========

Cash dividends per common
  share                         $    0.14      $    0.12
                                =========      =========


See notes to consolidated financial statements.

                         BEARINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

----------------------------------------------------------------------------------------------
                                                                      September      June 30
                                                                        1996          1996
                                                                     ------------   ----------
                                                                     (Unaudited)
                                            Assets
                                            ------
 Current assets
    Cash and temporary investments                                   $  14,141      $   9,243
    Accounts receivable, less allowance
     of $2,556 and $2,300                                              140,683        155,524
    Inventories  (at LIFO)                                             130,175        127,937
    Other current assets                                                 2,626          2,434
                                                                     ---------      ---------
Total current assets                                                   287,625        295,138
                                                                     ---------      ---------
Property - at cost
    Land                                                                13,350         13,529
    Buildings                                                           65,250         64,441
    Equipment                                                           72,656         71,938
                                                                     ---------      ---------
                                                                       151,256        149,908
    Less accumulated depreciation                                       65,813         63,574
                                                                     ---------      ---------
Property - net                                                          85,443         86,334
                                                                     ---------      ---------
Other assets                                                            21,424         22,600
                                                                     ---------      ---------

  TOTAL ASSETS                                                       $ 394,492      $ 404,072
                                                                     =========      =========

                            Liabilities and Shareholders' Equity
                            ------------------------------------
Current liabilities
    Notes payable                                                    $  16,570      $  30,056
    Current portion of long-term debt                                   11,429         11,429
    Accounts payable                                                    65,272         67,652
    Compensation and related benefits                                   17,166         19,081
    Other accrued liabilities                                           16,830         14,964
                                                                     ---------      ---------
Total current liabilities                                              127,267        143,182
Long-term debt                                                          62,857         62,857
Other liabilities                                                        9,997          8,741
                                                                     ---------      ---------
    TOTAL LIABILITIES                                                  200,121        214,780
                                                                     ---------      ---------

Shareholders' Equity
Preferred Stock - no par value;    2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value;   30,000
    shares authorized;  13,954 shares issued                            10,000         10,000
Additional paid-in capital                                               8,734          7,528
Income retained for use in the business                                200,903        197,232
Less 1,486 and 1,577 treasury shares -
    at cost                                                            (20,102)       (21,260)
Less shares held in trust for
    deferred compensation plans                                         (3,922)        (3,008)
Less unearned restricted common
    stock compensation                                                  (1,242)        (1,200)
                                                                     ---------      ---------
    TOTAL SHAREHOLDERS' EQUITY                                         194,371        189,292
                                                                     ---------      ---------

    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                         $ 394,492      $ 404,072
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

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                           Three Months Ended
                                                                              September 30
                                                                        -----------------------
                                                                          1996           1995

------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                          $  5,405      $  4,528
    Adjustments to reconcile net income to cash provided by
      (used in)operating activities:
       Depreciation                                                        3,418         3,435
       Provision for losses on accounts receivable                           524           685
       Gain on sale of property                                             (113)         (397)
       Amortization of restricted common stock
           compensation and goodwill                                         184           225
       Treasury shares contributed to employee
           benefit plans                                                   1,404         1,265
       Changes in current assets and liabilities, net of
         effects from acquisition and disposal of
         businesses:
           Accounts receivable                                            11,301        (1,849)
           Inventories                                                    (8,238)       (8,859)
           Other current assets                                             (192)         (308)
           Accounts payable and accrued expenses                          (2,061)       (3,303)
       Other - net                                                           768           734
----------------------------------------------------------------------------------------------
Net Cash provided by (used in) Operating Activities                       12,400        (3,844)
----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                    (3,736)       (3,377)
    Proceeds from property sales                                           1,222         1,284
    Proceeds from sale of Aircraft Division                                9,090
    Acquisition of businesses, less cash acquired                                       (4,209)
    Deposits and other                                                     1,064        (1,567)
----------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                      7,640        (7,869)
----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings (repayments) under line-of-credit
       agreements                                                        (13,486)       16,350
    Exercise of stock options                                                198           369
    Dividends paid                                                        (1,734)       (1,408)
    Purchase of treasury shares                                             (120)         (398)
----------------------------------------------------------------------------------------------
Net Cash provided (used in) by Financing Activities                      (15,142)       14,913
----------------------------------------------------------------------------------------------
Increase in cash
    and temporary investments                                              4,898         3,200
Cash and temporary investments
    at beginning of period                                                 9,243         4,789
----------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                    $ 14,141      $  7,989
==============================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                       $    701      $  1,358
     Interest                                                           $  1,637      $  1,886

See notes to consolidated financial statements.

                         BEARINGS, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
            For the Three Months Ended September 30, 1996 (Unaudited)
                          and Year Ended June 30, 1996
                             (Amounts in thousands)

                                                                                   Income                      Shares Held in
                                             Shares of              Additional    Retained        Treasury       Trust for
                                            Common Stock  Common     Paid-in     for Use in        Shares        Deferred
                                            Outstanding   Stock      Capital    the Business      - at Cost   Compensation Plans
================================================================================================================================
Balance at July 1, 1995
    As previously reported                     11,688     $10,000    $11,311      $177,402        ($29,253)        ($1,426)
    Pooling of interests with
      Engineered Sales, Inc.                      486                 (6,499)        3,024           6,408
-------------------------------------------------------------------------------------------------------------------------------
Balance as restated                            12,174      10,000      4,812       180,426         (22,845)         (1,426)
    Net income                                                                      23,334
    Cash dividends - $.47 per share                                                 (6,528)
    Purchase of common stock
      for treasury                                (86)                                              (2,212)
    Treasury shares issued for:
      Retirement Savings Plan contributions       138                  1,692                         1,805
      Exercise of stock options                   107                    391                         1,390
      Deferred compensation plans                  43                    416                           583            (999)
      Restricted common stock awards                1                     13                            19
    Amortization of restricted common
      stock compensation                                                 204
    Other                                                                                                             (583)
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                       12,377      10,000      7,528       197,232         (21,260)         (3,008)
    Net income                                                                       5,405
    Cash dividends - $.14 per share                                                 (1,734)
    Purchase of common stock
      for treasury                                 (4)                                                (120)
    Treasury shares issued for:
      Retirement Savings Plan contributions        49                    737                           667
      Exercise of stock options                    16                     (4)                          202
      Deferred compensation plans                  26                    415                           353            (768)
      Restricted common stock awards                4                     58                            56
    Amortization of restricted common
      stock compensation
    Other                                                                                                             (146)
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                  12,468     $10,000     $8,734      $200,903        ($20,102)        ($3,922)
===============================================================================================================================

                                                Unearned
                                                Restricted    Total
                                                Common Stock  Shareholders'
                                                Compensation  Equity
===========================================================================
Balance at July 1, 1995
    As previously reported                           ($2,633)  $165,401
    Pooling of interests with
      Engineered Sales, Inc.                                      2,933
-----------------------------------------------------------------------
Balance as restated                                  (2,633)    168,334
    Net income                                                   23,334
    Cash dividends - $.47 per share                              (6,528)
    Purchase of common stock
      for treasury                                               (2,212)
    Treasury shares issued for:
      Retirement Savings Plan contributions                       3,497
      Exercise of stock options                                   1,781
      Deferred compensation plans
      Restricted common stock awards                    (32)
    Amortization of restricted common
      stock compensation                              1,465      1,669
    Other                                                         (583)
----------------------------------------------------------------------
Balance at June 30, 1996                             (1,200)   189,292
    Net income                                                   5,405
    Cash dividends - $.14 per share                             (1,734)
    Purchase of common stock
      for treasury                                                (120)
    Treasury shares issued for:
      Retirement Savings Plan contributions                      1,404
      Exercise of stock options                                    198
      Deferred compensation plans
      Restricted common stock awards                   (114)
    Amortization of restricted common
      stock compensation                                 72         72
    Other                                                         (146)
----------------------------------------------------------------------
Balance at September 30, 1996                       ($1,242)  $194,371
======================================================================

See notes to consolidated financial statements.

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
 -----------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and June 30, 1996, and the results of operations and cash flows for the three months ended September 30, 1996 and 1995.

         The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year.

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

         Average shares outstanding for the computation of net income per share were 12,406 and 12,208 for the three months ended September 30, 1996 and 1995, respectively.

3.       BUSINESS COMBINATIONS

         On February 9, 1996 the Company exchanged 486 shares of Bearings, Inc. common stock for all of the outstanding shares of Engineered Sales, Inc., a distributor of hydraulic, pneumatic and electro-hydraulic components, systems and related fluid power engineering services. This business combination is accounted for as a pooling of interests.

         The Company's reported statements of consolidated income for the quarter ended September 30, 1995 and shareholders equity at July 1, 1995 have been restated to reflect the Engineered Sales acquisition.

                         BEARINGS, INC. AND SUBSIDIARIES
                         -------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
 -----------------------------------------------------------------------------

4.       SALE OF DIVISION

         On August 9, 1996 the Company sold the Dixie Bearings Aircraft Division located in Atlanta, GA to Aviation Sales Company for $9,090. The assets were sold at their approximate net book value. The sale did not have a material effect on the consolidated financial statements.

5.       RECENTLY ISSUED ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which the Company will be required to adopt for the fiscal year ending June 30, 1997. As permitted by SFAS 123, the Company does not intend to change its method of accounting for stock-based compensation. The Company has not yet determined the pro forma disclosures for employee awards granted in the three months ended September 30, 1996 and the fiscal year ending June 30, 1996, which will be presented in the notes to financial statements for the year ending June 30, 1997.

6.       SUBSEQUENT EVENT

         On October 22, 1996, the Board of Directors declared a quarterly dividend of $.16 per share payable November 29, 1996, to shareholders of record on November 15, 1996.

                         BEARINGS, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at September 30, 1996 and June 30, 1996 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------
Cash provided by operating activities was $12.4 million in the three months ended September 30, 1996. This compares to $3.8 million used in operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory, receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the three month period ended September 30, 1996 inventories (excluding inventories sold with the Aircraft Division) increased approximately $8.2 million due to lower inventory turnovers and lower sales increases. Accounts receivable decreased by $11.3 million due to improved timing of collections and traditionally lower sales in the first quarter of the fiscal year as compared to the fourth quarter.

Investments in property totaled $3.7 million and $3.4 million in the three months ended September 30, 1996 and 1995 respectively. These capital expenditures were primarily made for building and upgrading branch facilities, acquisition of data processing equipment, and vehicles. The new company owned distribution center in Atlanta was opened during the quarter. Construction was started on a new distribution center in Ft. Worth, TX. This build-to-suit facility will be financed under an operating lease.

Working capital at September 30, 1996 was $160.4 million compared to $152.0 million at June 30, 1996. The current ratio was 2.3 at September 30, 1996 and
2.1 at June 30, 1996. This increase is primarily due to a decrease in short-term notes payable due to cash provided from operations, the receipt of proceeds from the sale of the Aircraft Division, and the receipt of miscellaneous deposits previously classified as other assets.

Capital Resources
-----------------
Capital resources are obtained from income retained in the business, indebtedness under the Company's lines of credit and long-term debt and from operating lease arrangements.

                         BEARINGS, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

Average combined short-term and long-term borrowing was $88.7 million for the three months ended September 30, 1996 and $111.8 million during the year ended June 30, 1996. The average effective interest rate on the short-term borrowings for the three months ended September 30, 1996 increased to 6.6% from an average rate of 6.2% for the three months ended September 30, 1995 due to the higher interest rates on other short-term debt. The Company has $110 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company had $9.9 million of borrowings under these short-term bank lines of credit at September 30, 1996. Unused bank lines of credit of $100.1 million are available for future short-term financing needs. In addition, the Company also had $6.7 million of other short-term notes payable outstanding outside of these bank line of credit arrangements.

Management expects that capital resources provided from operations, available lines of credit and long-term debt and operating leases will be sufficient to finance normal working capital needs, business acquisitions and enhancement of facilities and equipment. Management also believes that additional long-term debt and line of credit financing could be obtained if desired.

                         BEARINGS, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                                            Increase (Decrease)
                                          (Dollars in thousands)

                                             Three Months Ended
                                               September 30
                                               1996 and 1995
                                                            Percent
                                         Amount             Change
                                         ------             ------


Net sales                               $5,190                1.9%
Cost of sales                            1,931                 .9%
Selling, distribution and
administrative expenses                  2,444                4.1%
Operating income                           815                8.2%
Interest expense -net                    (745)             (37.5)%
Income before income taxes               1,560               19.7%
Income taxes                               683               20.1%
Net income                                 877               19.4%


Three Months Ended September 30, 1996 and 1995
----------------------------------------------
The sales increase of 1.9% for the quarter was lower than in prior quarter-to-quarter comparisons. The slowing in sales growth occurred from an overall slowing in the industrial economy, particularly in the machine tool, steel and forest products industry. The decline in sales growth was also affected by the sale of the Dixie Aircraft division midway through the quarter. Gross profit, as a percentage of sales, increased from 25.3% to 26.0% primarily due to changes in the product mix to higher margin products and lower freight costs.

Selling, distribution and administrative expenses increased by 4.1% from higher compensation and health care costs.

                         BEARINGS, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

Interest expense-net for the quarter decreased by 37.5% primarily from a decrease in average borrowing.

Income taxes as a percentage of income before taxes was 43.0% in the three months ended September 30, 1996 and 42.8% in the three months ended September 30, 1995.

As a result of the above factors, net income increased by 19.4% compared to the same quarter of last year. Income per share increased by only 18.9% due to an increase in the average shares outstanding.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

     (a) The Company incorporates by reference herein the description of the case captioned IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., 22nd Judicial District Court for the Parish of Washington, State of Louisiana, Case No. 70,760-E; and two related cases pending in the same court -- IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., Case No. 72,986-F and BENNIE L. ADAMS, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., Case No. 72,154-B, -- found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1996. Notwithstanding potential indemnification from suppliers and insurance, the Company believes, based on circumstances presently known, that these cases are not material to its business or financial condition.

     (b) The Company also incorporates by reference herein the description of the case captioned KING BEARING, INC. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1996. On September 30, 1996, the California Court of Appeal, Fourth Appellate District, affirmed the trial court's grant of King Bearing's motion for a new trial; reversed the trial court's exclusion of the $219,000 in damages from the new trial order; and affirmed the judgment in favor of Bearings, Inc. The cross-complainants' petition for rehearing has been denied by the Court of Appeal. If the cross-complainants do not obtain review of the case by the California Supreme Court, it will be remanded to the trial court for a new trial in which Bearings, Inc. will not be a party. Under the 1990 Stock Purchase Agreement relative to the acquisition of King Bearing, both Bearings, Inc. and King Bearing were specifically indemnified by the ultimate parent of the former owner of King Bearing (whose stockholders' equity exceeded $5 billion at June 30, 1996) for any damages or loss relating to this action. The Company believes that this case will have no material adverse effect on its business or financial condition.

     (c) Bearings, Inc. and/or one of its subsidiaries is a defendant in several employment- and product-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or financial condition.


ITEM 5.  Other Information.
         ------------------

     (a) Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on October 22, 1996, there were 12,417,951 shares of common stock entitled to vote. The Shareholders voted on the matters submitted to the meeting as follows:

         1. Election of three (3) persons to be directors of Class III for a term of three (3) years:

                                         For               Withheld
                                         ---               --------

                  William E. Butler      11,072,463        365,483
                  Russell R. Gifford     11,396,649         41,297
                  L. Thomas Hiltz        11,396,397         41,549

                  Directors of Class II, consisting of William G. Bares, Roger
                  D. Blackwell, Russel B. Every and John J. Kahl, serve until the expiration of their term of office in 1998 and Directors of Class I, consisting of John C. Dannemiller, John C. Robinson and Jerry Sue Thornton, serve until the expiration of their term of office in 1997.

         2. Amendment of the Company's Amended and Restated Articles of Incorporation to change the name of the Company to Applied Industrial Technologies, Inc.

                     For              Withheld         Abstain
                     ---              --------         -------
                     11,234,530        167,715           35,700


         3. Ratification of the appointment by management of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1997.

                     For             Withheld         Abstain
                     ---             --------         -------
                     11,409,157        8,586           20,201

                  Discretionary voting was authorized as to all matters submitted. There were no broker non-votes.

                  As a result of the adoption of the proposal to change the name of the Company to Applied Industrial Technologies, Inc., an amendment to the Amended and Restated Articles of Incorporation will be filed with the Ohio Secretary of State on or about January 1, 1997. The Company will commence doing business under that name on that date.


         (b)      Election of Officers.
                  ---------------------

                  At its Organizational Meeting held on October 22, 1996, the Board of Directors elected the following officers of the
                  Company:

                  John C. Dannemiller        Chairman, Chief Executive
                                                  Officer & President
                  John C. Robinson           Vice Chairman
                  Francis A. Martins         Vice President-Sales &
                                                  Field Operations
                  Bill L. Purser             Vice President-Marketing &
                                                  National Accounts
                  Richard C. Shaw           Vice President-Communications,
                                                  Organizational Learning &
                                                  Quality Standards
                  Robert C. Stinson         Vice President-Administration,
                                                  Human Resources, General
                                                  Counsel & Secretary
                  John R. Whitten           Vice President-Finance &
                                                  Treasurer
                  Mark O. Eisele            Controller
                  Fred D. Bauer             Assistant Secretary
                  Jody A. Chabowski         Assistant Controller
                  Michael L. Coticchia      Assistant Secretary
                  Alan M. Krupa             Assistant Treasurer

                  John C. Robinson, formerly President & Chief Operating Officer, was elected to the newly-created position of Vice Chairman. John C. Dannemiller assumed the additional title of President.

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

                  11       Computation of Net Income Per Share.

                  27       Financial Data Schedule.

         (b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1996.



                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            BEARINGS, INC.
                                            (Company)


Date:  November 13, 1996                    By:  /s/ JOHN C. DANNEMILLER
                                                --------------------------------
                                                John C. Dannemiller
                                                Chairman, Chief Executive
                                                Officer & President


Date:  November 13, 1996                    By:  /s/ JOHN R. WHITTEN
                                                --------------------------------
                                                John R. Whitten
                                                Vice President-Finance &
                                                Treasurer

                                 BEARINGS, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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