Form 10-Q
period 1996-12-31
BEARINGS INC /OH/
filed 1997-02-14
CIK 109563

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       DECEMBER 31, 1996
                               ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                          Commission File Number 1-2299
                                                --------

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
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
                                                   -------------------------

                                 BEARINGS, INC.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No
   ---      ---
Shares of common stock outstanding on   January 31, 1997             12,348,869
                                      -----------------------------------------
                                                                  (No par Value)

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                      -------------------------------------
                            (formerly BEARINGS, INC.)

                                      INDEX

-------------------------------------------------------------------------------
                                                                       Page No.

Part I:    FINANCIAL INFORMATION

   Item 1:     Financial Statements

         Statements of Consolidated Income -
           Three Months and Six Months
           Ended December 31, 1996 and 1995                               2

         Consolidated Balance Sheets -
           December 31, 1996 and June 30, 1996                            3

         Statements of Consolidated Cash Flows
           Six Months Ended December 31, 1996 and 1995                    4

         Statements of Consolidated Shareholders' Equity -
           Six Months Ended December 31, 1996 and
           Year Ended June 30, 1996                                       5

         Notes to Consolidated Financial Statements                   6 - 8

   Item 2:    Management's Discussion and Analysis of
         Financial Condition and Results of Operations               9 - 12


Part II:    OTHER INFORMATION

         Item 1:    Legal Proceedings                               13 - 14

         Item 4:    Other Information                                    14

         Item 6:    Exhibits and Reports on Form 8-K                14 - 15

     Cautionary Statement under Private Securities
       Litigation Reform Act of 1995                                15 - 16

         Signatures                                                      16

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           (formerly BEARINGS, INC.)
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                      (Thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------


                                                              Three Months Ended                    Six Months Ended
                                                                  December 31                          December 31
                                                            1996             1995                1996            1995
                                                          -------------------------           --------------------------


 Net Sales                                                $274,992        $275,140            $557,241        $552,199
                                                          ---------       ---------           ---------       ---------

 Cost and Expenses
   Cost of sales                                           200,025         203,246             408,800         410,089
   Selling, distribution and
     administrative                                         63,265          60,526             126,014         120,831
                                                          ---------       ---------           ---------       ---------
                                                           263,290         263,772             534,814         530,920
                                                          ---------       ---------           ---------       ---------
 Operating Income                                           11,702          11,368              22,427          21,279
                                                          ---------       ---------           ---------       ---------

 Interest
   Interest expense                                          1,595           2,394               3,156           4,453
   Interest income                                            (253)           (106)               (571)           (177)
                                                          ---------       ---------           ---------       ---------
                                                             1,342           2,288               2,585           4,276
                                                          ---------       ---------           ---------       ---------

 Income Before Income Taxes                                 10,360           9,080              19,842          17,003
                                                          ---------       ---------           ---------       ---------

 Income Taxes
   Federal                                                   3,704           3,145               6,959           5,899
   State and local                                             653             759               1,475           1,399
                                                          ---------       ---------           ---------       ---------
                                                             4,357           3,904               8,434           7,298
                                                          ---------       ---------           ---------       ---------

 Net Income                                               $  6,003        $  5,176            $ 11,408        $  9,705
                                                          =========       =========           =========       =========

 Net Income per share                                     $   0.48        $   0.42            $   0.92        $   0.79
                                                          =========       =========           =========       =========

 Cash dividends per common
   share                                                  $   0.16        $   0.14            $   0.30        $   0.26
                                                          =========       =========           =========       =========


See notes to consolidated financial statements.

               APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
               ------------------------------------------------------
                            (formerly BEARINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                        December 31                          June 30
                                                                             1996                             1996
                                                                    --------------------              -------------------
                                                                          (Unaudited)
                                            Assets
                                            ------
 Current assets
     Cash and temporary investments                                 $             6,882               $            9,243
     Accounts receivable, less allowance
      of $2,892 and $2,400                                                      136,465                          155,524
     Inventories  (at LIFO)                                                     133,113                          127,937
     Other current assets                                                         4,363                            2,434
                                                                    --------------------              -------------------
 Total current assets                                                           280,823                          295,138
                                                                    --------------------              -------------------
 Property - at cost
     Land                                                                        13,028                           13,529
     Buildings                                                                   65,194                           64,441
     Equipment                                                                   74,115                           71,938
                                                                    --------------------              -------------------
                                                                                152,337                          149,908
     Less accumulated depreciation                                               67,810                           63,574
                                                                    --------------------              -------------------
 Property - net                                                                  84,527                           86,334
                                                                    --------------------              -------------------
 Other assets                                                                    18,618                           22,600
                                                                    --------------------              -------------------

   TOTAL ASSETS                                                     $           383,968               $          404,072
                                                                    ====================              ===================

                             Liabilities and Shareholders' Equity
                             ------------------------------------
 Current liabilities
     Notes payable                                                  $            25,106               $           30,056
     Current portion of long-term debt                                           11,429                           11,429
     Accounts payable                                                            52,735                           67,652
     Compensation and related benefits                                           18,700                           19,081
     Other accrued liabilities                                                   13,730                           14,964
                                                                    --------------------              -------------------
 Total current liabilities                                                      121,700                          143,182
 Long-term debt                                                                  57,143                           62,857
 Other liabilities                                                               10,232                            8,741
                                                                    --------------------              -------------------
     TOTAL LIABILITIES                                                          189,075                          214,780
                                                                    --------------------              -------------------

 Shareholders' Equity
 Preferred Stock - no par value;  2,500
     shares authorized; none issued or
     outstanding
 Common stock - no par value;  30,000
     shares authorized;  13,954 shares issued                                    10,000                           10,000
 Additional paid-in capital                                                       9,012                            7,528
 Income retained for use in the business                                        204,916                          197,232
 Less 1,611 and 1,577 treasury shares -
     at cost                                                                    (23,853)                         (21,260)
 Less shares held in trust for
     deferred compensation plans                                                 (4,014)                          (3,008)
 Less unearned restricted common
     stock compensation                                                          (1,168)                          (1,200)
                                                                    --------------------              -------------------
     TOTAL SHAREHOLDERS' EQUITY                                                 194,893                          189,292
                                                                    --------------------              -------------------

     TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                       $           383,968               $          404,072
                                                                    ====================              ===================

See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                            (Formerly Bearings, Inc.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                             Six Months Ended
                                                                                                December 31
                                                                                ----------------------------------------
                                                                                            1996                 1995

------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                     $        11,408      $         9,705
    Adjustments to reconcile net income to cash provided by (used in)operating activities:
       Depreciation                                                                          6,829                6,885
       Provision for losses on accounts receivable                                           1,048                1,477
       Gain on sale of property                                                               (143)                (629)
       Amortization of restricted common stock
           compensation and goodwill                                                           383                  455
       Treasury shares contributed to employee
           benefit plans                                                                     1,914                1,821
       Changes in current assets and liabilities, net of
         effects from acquisition and disposal of
         businesses:
           Accounts receivable                                                              14,995                4,560
           Inventories                                                                     (11,176)             (25,920)
           Other current assets                                                             (1,929)                (156)
           Accounts payable and accrued expenses                                           (16,021)              (4,687)
       Other - net                                                                             868                  622
------------------------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Operating Activities                                          8,176               (5,867)
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                      (6,636)              (7,768)
    Proceeds from property sales                                                             1,657                1,787
    Proceeds from sale of Aircraft Division                                                  9,090
    Acquisition of businesses, less cash acquired                                                                (4,253)
    Deposits and other                                                                       3,745               (4,917)
------------------------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Investing Activities                                          7,856              (15,151)
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings (repayments) under
       Line-of-credit agreements                                                            (4,950)              26,520
    Long-term debt repayments                                                               (5,714)
    Exercise of stock options                                                                  264                1,112
    Dividends paid                                                                          (3,724)              (3,071)
    Purchase of treasury shares                                                             (4,269)              (1,307)
------------------------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities                                        (18,393)              23,254
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash
    and temporary investments                                                               (2,361)               2,236
Cash and temporary investments
    at beginning of period                                                                   9,243                4,789
------------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                               $         6,882      $         7,025
========================================================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                                  $         9,425      $         8,766
     Interest                                                                      $         3,418      $         3,998

See notes to consolidated financial statements.

              APPLIED INDUSTIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
                            (formerly BEARINGS, INC.)
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
             For the Six Months Ended December 31, 1996 (Unaudited)
                          and Year Ended June 30, 1996
                             (Amounts in thousands)



                                                                                                   Income
                                                   Shares of                      Additional       Retained             Treasury
                                                 Common Stock       Common         Paid-in         for Use in           Shares
                                                 Outstanding        Stock          Capital         the Business         - at cost
==================================================================================================================================
Balance at July 1, 1995                             12,174         $10,000         $4,812           $180,426             ($22,845)
    Net income                                                                                        23,334
    Cash dividends - $.54 per share                                                                   (6,528)
    Purchase of common stock
      for treasury                                     (86)                                                                (2,212)
    Treasury shares issued for:
      Retirement Savings Plan contributions            138                          1,692                                   1,805
      Exercise of stock options                        107                            391                                   1,390
      Deferred compensation plans                       43                            416                                     583
      Restricted common stock awards                     1                             13                                      19
    Amortization of restricted common
      stock compensation                                                              204
    Other
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                            12,377          10,000          7,528            197,232              (21,260)
    Net income                                                                                        11,408
    Cash dividends - $.30 per share                                                                   (3,724)
    Purchase of common stock
      for treasury                                    (157)                                                                (4,269)
    Treasury shares issued for:
      Retirement Savings Plan contributions             67                            980                                     934
      Exercise of stock options                         22                            (20)                                    284
      Deferred compensation plans                       30                            466                                     402
      Restricted common stock awards                     4                             58                                      56
    Amortization of restricted common
      stock compensation
    Other
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                        12,343         $10,000         $9,012           $204,916             ($23,853)
==================================================================================================================================




Shares Held in                         Unearned
Trust for                              Restricted        Total
Deferred                               Common Stock      Shareholders'
Compensation Plans                     Compensation      Equity
======================================================================
                      ($1,426)         ($2,633)           $168,334
                                                            23,334
                                                            (6,528)

                                                            (2,212)

                                                             3,497
                                                             1,781
                         (999)
                                           (32)

                                         1,465               1,669
                         (583)                                (583)
-------------------------------------------------------------------
                       (3,008)          (1,200)            189,292
                                                            11,408
                                                            (3,724)

                                                            (4,269)

                                                             1,914
                                                               264
                         (868)
                                          (114)

                                           146                 146
                         (138)                                (138)
-------------------------------------------------------------------
                      ($4,014)         ($1,168)           $194,893
===================================================================




See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                            (formerly BEARINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
-----------------------------------------------------------------------------

1.       NAME CHANGE

         Effective January 1, 1997, the Company changed its name from Bearings, Inc. to Applied Industrial Technologies, Inc.

2.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1996 and June 30, 1996, and the results of operations for the three months and six months ended December 31, 1996 and 1995, and cash flows for the six months ended December 31, 1996 and 1995.

         The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.

3.       NET INCOME PER SHARE

         Net income per share was computed using the weighted average number of common shares outstanding for the period.

         Average shares outstanding for the computation of net income per share were as follows:

              Three Months Ended                Six Months Ended
                 December 31                     December 31

              1996          1995               1996        1995
              ------------------               ----------------

              12,410      12,307                12,408   12,257

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                            (formerly BEARINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
 -----------------------------------------------------------------------------

4.       BUSINESS COMBINATIONS

         On February 9, 1996 the Company exchanged 486 shares of Bearings, Inc. common stock for all of the outstanding shares of Engineered Sales, Inc., a distributor of hydraulic, pneumatic and electro-hydraulic components, systems and related fluid power engineering services. This business combination is accounted for as a pooling of interests.

         The Company's reported statements of consolidated income for the three months and six months ended December 31, 1995 and shareholders equity at July 1, 1995 have been restated to reflect the Engineered Sales acquisition.

5.       SALE OF DIVISION

         On August 9, 1996 the Company sold the Dixie Bearings Aircraft Division located in Atlanta, GA to Aviation Sales Company for $9,090. The assets were sold at their approximate net book value. The sale did not have a material effect on the consolidated financial statements.

6.       RECENTLY ISSUED ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which the Company will be required to adopt for the fiscal year ending June 30, 1997. As permitted by SFAS 123, the Company does not intend to change its method of accounting for stock-based compensation. The Company has not yet determined the pro forma disclosures for employee awards granted in the six months ended December 31, 1996 and the fiscal year ending June 30, 1996, which will be presented in the notes to financial statements for the year ending June 30, 1997.

7.       LONG-TERM DEBT

         The Company has entered into an agreement with Prudential Insurance Company of America for an uncommitted shelf facility enabling the Company to borrow up to $50,000 in additional long-term financing. The Company may make long-term borrowings at its sole discretion, with terms ranging anywhere from seven to twenty years under this agreement. At December 31, 1996 there were no borrowings under this agreement.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                            (formerly BEARINGS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
 -----------------------------------------------------------------------------

8.       LITIGATION

         As reported in the Notes to the Consolidated Financial Statements contained in the 1996 Annual Report to shareholders, a $32,400 judgment was rendered against King Bearing, Inc. (King) in June 1992 in a lawsuit pending in the Superior Court of Orange County, California. The 1990 agreement for the acquisition of King included specific indemnification of the Company for any financial damages or losses related to the lawsuit. The indemnification was also guaranteed by the ultimate parent of King's former owner, a Fortune 500 company with stockholders' equity exceeding five billion dollars at June 30, 1996. The judgment was strongly contested by counsel retained by the indemnitor on behalf of King, and in September 1992 the trial court granted King's motion for a new trial as to all but $219 in damages returned by the jury. In September 1996 the California Court of Appeals, Fourth Appellate District, affirmed the trial court's grant of King's motion for a new trial and reversed its exclusion of the $219 in damages from the new trial order. As a result, a new trial will be scheduled. Due to the indemnification and guarantee, management believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (formerly BEARINGS, INC.)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at December 31, 1996 and June 30, 1996 and (2) results of operations during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------
Cash provided by operating activities was $8.2 million in the six months ended December 31, 1996. This compares to $5.9 million used in operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 1996 inventories (excluding inventories sold with the Aircraft Division) increased approximately $11.2 million. Inventory increased for purchases made in anticipation of the January 1997 price increases by certain suppliers. Accounts receivable decreased by $15.0 million due to improved timing of collections and traditionally lower sales in the first six months of the fiscal year.

Investments in property totaled $6.6 million and $7.8 million in the six months ended December 31, 1996 and 1995 respectively. These capital expenditures were primarily made for building and upgrading branch and distribution center facilities, acquisition of data processing equipment, and vehicles. The new company owned distribution center in Atlanta was opened during the quarter ended September 30, 1996. Construction was started on a new distribution center in Ft. Worth, TX. This build-to-suit facility will be financed under an operating lease and is expected to open in late-Spring of 1997.

Working capital at December 31, 1996 was $159.1 million compared to $152.0 million at June 30, 1996. The current ratio was 2.3 at December 31, 1996 and 2.1 at June 30, 1996. This increase is primarily due to a decrease in short-term notes payable, from cash provided from operations, the receipt of proceeds from the sale of the Aircraft Division, and the refund of insurance deposits included in other assets.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (formerly BEARINGS, INC.)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

Capital Resources
-----------------
Capital resources are obtained from income retained in the business, indebtedness under the Company's lines of credit and long-term debt and from operating lease arrangements.

Average combined short-term and long-term borrowing was $91.8 million for the six months ended December 31, 1996 and $111.8 million during the year ended June 30, 1996. The average effective interest rate on the short-term borrowings for the six months ended December 31, 1996 decreased to 6.4% from an average rate of 6.6% for the six months ended December 31, 1995 due to lower interest rates on short-term debt. The Company has $110 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company had $20.0 million of borrowings under these short-term bank lines of credit at December 31, 1996. Unused bank lines of credit of $90.0 million are available for future short-term financing needs. In addition, the Company also had $5.1 million of other short-term notes payable outstanding outside of these bank line of credit arrangements.

The Board of Directors has authorized the purchase of up to 420,000 shares of the Company's common stock to fund employee benefit programs and stock option and award programs. These purchases are made in open market and negotiated transactions, from time-to-time, depending upon market conditions. The Company acquired 150,500 shares of its common stock for $4.1 million during the quarter.

Management expects that capital resources provided from operations, available lines of credit and long-term debt and operating leases will be sufficient to finance normal working capital needs, business acquisitions, enhancement of facilities and equipment and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained if desired.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (formerly BEARINGS, INC.)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                                                         Increase (Decrease)
                                                        (Dollars in thousands)

                                                   Three Months Ended                               Six Months Ended
                                                      December 31                                     December 31
                                                     1996 and 1995                                   1996 and 1995
                                                                  Percent                                         Percent
                                               Amount              Change                        Amount            Change
                                               ------              ------                        ------            ------

Net sales                                    $  (148)               (.1)%                      $ 5,042                 .9%
Cost of sales                                 (3,221)              (1.6)%                       (1,289)               (.3)%
Selling, distribution
and administrative
expenses                                       2,739                4.5%                         5,183                4.3%
Operating income                                 334                2.9%                         1,148                5.4%
Interest expense -net                           (946)             (41.3)%                       (1,691)             (39.5)%
Income before income
taxes                                          1,280                14.1%                        2,839               16.7%
Income taxes                                     453                11.6%                        1,136               15.6%
Net income                                       827                16.0%                        1,703               17.5%



Three Months Ended December 31, 1996 and 1995
---------------------------------------------
The sales decrease of .1% for the quarter was due to an overall slowing in the industrial economy, particularly in the machine tool, steel and forest products industry and the sale of the Dixie Bearings Aircraft Division during the quarter ended September 30, 1996. Gross profit, as a percentage of sales, increased from 26.1% to 27.3% primarily due to changes in the product mix, as sales of lower margin bearing products declined and sales of non-bearing products continued to grow. Additionally, lower freight costs also favorably impacted the gross profit percentage.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (formerly BEARINGS, INC.)
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------------

Selling, distribution and administrative expenses increased by 4.5% from higher compensation and health care costs and higher advertising and other expense related to the Company's name change.

Interest expense-net for the quarter decreased by 41.3% primarily from a decrease in average borrowing.

Income taxes as a percentage of income before taxes was 42.1% in the three months ended December 31, 1996 and 43.0% in the three months ended December 31, 1995.

As a result of the above factors, net income increased by 16.0% compared to the same quarter of last year. Income per share increased by 14.3% due to the increase in net income and offset by an increase in the average number of shares outstanding.

Six Months Ended December 31, 1996 and 1995
-------------------------------------------
The sales increase of .9% for the period was lower than in prior six month period-to-period comparisons. The slowing in sales growth occurred from an overall slowing in the industrial economy, particularly in the machine tool, steel and forest products industry. The decline in sales growth was also affected by the sale of Dixie Aircraft division during the quarter ended September 30, 1996. Gross profit, as a percentage of sales, increased from 25.7% to 26.6% primarily due to changes in the product mix as sales of lower margin bearing products declined and sales in non-bearing products continue to grow. In addition, lower freight costs also favorably impacted the gross profit percentage.

Selling, distribution and administrative expenses increased by 4.3% from higher compensation expense and health care costs.

Interest expense-net for the period decreased by 39.5% primarily from a decrease in average borrowing.

Income taxes as a percentage of income before taxes was 42.5% in the six months ended December 31, 1996 and 42.9% in the six months ended December 31, 1995.

As a result of the above factors, net income increased by 17.5% compared to the same period last year. Income per share increased by 16.5% due to an increase in income and an increase in the average number of shares outstanding.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

(b) The Company also incorporates by reference herein the descriptions of the case captioned KING BEARING, INC. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1996, and in Part II, Item 1 of the Form 10-Q for the quarter ended September 30, 1996. On September 30, 1996, the California Court of Appeal, Fourth Appellate District, affirmed the trial court's grant of King Bearing's motion for a new trial; reversed the trial court's exclusion of the $219,000 in damages from the new trial order; and affirmed the judgment in favor of Bearings, Inc. The cross-complainants' petition for rehearing by the Court of Appeal and petition for review by the California Supreme Court were both denied. As a result, the matter will be remanded to the trial court for a new trial. Under the 1990 Stock Purchase Agreement relative to the acquisition of King Bearing, the Company is specifically indemnified by the ultimate parent of the former owner of King Bearing (whose stockholders' equity exceeded $5 billion at June 30,
     1996) for any damages or loss relating to this action. The Company believes that this case will have no material adverse effect on its business or financial condition.

(c) The Company and/or one of its subsidiaries is a defendant in several employment- and product-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of Shareholders of the Company held on October 22, 1996, the Shareholders (i) reelected William E. Butler, Russell R. Gifford and L. Thomas Hiltz as Directors of Class III for a term expiring in 1999, (ii) approved an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the Company to Applied Industrial Technologies, Inc., and (iii) ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1997. Substantially the same information was previously reported in Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

     EXHIBIT NO.       DESCRIPTION
     -----------       -----------

          4(a) Amended and Restated Articles of Incorporation of Applied
               Industrial Technologies, Inc.

          4(b) Code of Regulations of Applied Industrial Technologies, Inc., adopted September 6, 1988 (filed as Exhibit 4(b) to the Applied Industrial Technologies, Inc. Form 8-K dated October 21, 1988, SEC File No. 1-2299, and incorporated here by reference).

          4(c) Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc.
               (Delaware) filed with the Ohio Secretary of State on October 18, 1988 (filed as Exhibit 4 to the Applied Industrial Technologies, Inc. Form 10-K for the fiscal year ended June 30, 1989, SEC File No. 1-2299, and incorporated here by reference).

          4(d) 80,000,000 Maximum Aggregate Principal Amount Note Purchase and
               Private Shelf Facility dated October 31, 1992 between Applied Industrial Technologies, Inc. and The Prudential Insurance Company of America (as amended and restated).

         10(a) Applied Industrial Technologies, Inc. Supplemental Defined
               Contribution Plan (January 1, 1997 Restatement).

         10(b) Applied Industrial Technologies, Inc. Deferred Compensation Plan
               (January 1, 1997 Restatement).

         10(c) Applied Industrial Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (January 1, 1997 Restatement).

         11    Computation of Net Income Per Share.

         27    Financial Data Schedule.

     (b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1996.


CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report, including Part I, Item 2 -- Management's Discussion and Analysis, may contain statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved.

     Important risk factors include, but are not limited to, the following: changes in operating expenses; changes in the economy; the availability of product; the effect of price increases; the variability and timing of business opportunities including acquisitions, customer agreements, supplier authorizations and other business strategies; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including natural events and acts of God, fires, floods and accidents).




                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            APPLIED INDUSTRIAL
                                            TECHNOLOGIES, INC.
                                            (Company)


Date:  February 14, 1997                    By:/S/ John C. Dannemiller
                                               -----------------------
                                               John C. Dannemiller
                                               Chairman, Chief Executive
                                               Officer & President


Date:  February 14, 1997                    By:/S/ John R. Whitten
                                               -------------------
                                               John R. Whitten
                                               Vice President-Finance &
                                               Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996

EXHIBIT NO.            DESCRIPTION
PAGE
   4(a)        Amended and Restated Articles of                             Attached
               Incorporation of Applied Industrial
               Technologies, Inc.

   4(b)        Code of Regulations of Applied Industrial
               Technologies, Inc., adopted September 6,
               1988 (filed as Exhibit 4(b) to the Applied
               Industrial Technologies, Inc. Form 8-K dated
               October 21, 1988, SEC File No. 1-2299, and incorporated here by reference).

   4(c)        Certificate of Merger of Bearings, Inc.(Ohio) and Bearings,
               Inc. (Delaware) filed with the Ohio Secretary of State on
               October  18,  1988  (filed as Exhibit 4 to the Applied
               Industrial  Technologies,   Inc.  Form  10-K  for  the
               fiscal year ended June 30, 1989,  SEC File No. 1-2299,
               and incorporated here by reference).

   4(d)        $80,000,000  Maximum   Aggregate                             Attached
               Principal Amount Note Purchase and Private
               Shelf Facility dated October 31, 1992
               between Applied Industrial Technologies,
               Inc. and The Prudential Insurance Company of
               America (as amended and restated).

    10(a)      Applied Industrial Technologies, Inc. Supplemental           Attached
               Defined Contribution Plan (January 1, 1997
               Restatement).

    10(b)      Applied Industrial Technologies, Attached
               Inc. Deferred Compensation Plan (January 1, 1997
               Restatement).

      10(c)        Applied Industrial Technologies, Inc.        Attached
                   Deferred Compensation Plan for Non-Employee
                   Directors (January 1, 1997 Restatement).

      11           Computation of Net Income Per  Share.        Attached


      27           Financial Data Schedule.                     Attached