Form 10-Q
period 1997-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1997-05-15
CIK 109563

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 1997          .
                                 -------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to  ____________

                   Commission File Number        1-2299
                                           -----------------

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


       Registrant's telephone number, including area code: (216) 881-2838
                                                           ------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
      -------

Shares of common stock outstanding on   April 30, 1997              12,379,761
                                        ----------------------------------------
                                                                  (No par Value)

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                      -------------------------------------
                                      INDEX

-----------------------------------------------------------------------------------------------
                                                                                       Page No.
Part I:    FINANCIAL INFORMATION

         Item 1:     Financial Statements

                      Statements of Consolidated Income -
                      Three Months and Nine Months
                      Ended March 31, 1997 and  1996                                      2

                      Consolidated Balance Sheets -
                      March 31, 1997 and June 30, 1996                                    3

                      Statements of Consolidated Cash Flows
                      Nine Months Ended March 31, 1997 and 1996                           4

                      Statements of Consolidated Shareholders' Equity -
                      Nine  Months Ended March 31, 1997 and
                      Year Ended June 30, 1996                                            5

                      Notes to Consolidated Financial Statements                        6 - 8

         Item 2:      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    9 - 12


Part II:    OTHER INFORMATION

         Item 1:    Legal Proceedings                                                     13

         Item 5:    Other Information                                                  13 - 14

         Item 6:     Exhibits and Reports on  Form 8-K                                    14

         Cautionary Statement Under Private Securities
         Litigation Reform Act of 1995                                                    15

         Signatures                                                                       15

PART I:                   FINANCIAL INFORMATION
ITEM I:                   Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


--------------------------------------------------------------------------------


                                 Three Months Ended        Nine Months Ended
                                     March 31                  March 31
                                 1997         1996         1997         1996
                              ----------------------    ----------------------

Net Sales                     $ 297,190    $ 296,064    $ 854,431    $ 848,263
                              ---------    ---------    ---------    ---------

Cost and Expenses
  Cost of sales                 221,991      220,454      630,791      630,544
  Selling, distribution and
    administrative               62,752       62,663      188,766      183,494
                              ---------    ---------    ---------    ---------
                                284,743      283,117      819,557      814,038
                              ---------    ---------    ---------    ---------
Operating Income                 12,447       12,947       34,874       34,225
                              ---------    ---------    ---------    ---------

Interest
  Interest expense                1,673        2,426        4,829        6,879
  Interest income                  (124)        (199)        (695)        (375)
                              ---------    ---------    ---------    ---------
                                  1,549        2,227        4,134        6,504
                              ---------    ---------    ---------    ---------

Income Before Income Taxes       10,898       10,720       30,740       27,721
                              ---------    ---------    ---------    ---------

Income Taxes
  Federal                         3,379        3,665       10,338        9,563
  State and local                   764          933        2,239        2,332
                              ---------    ---------    ---------    ---------
                                  4,143        4,598       12,577       11,895
                              ---------    ---------    ---------    ---------

Net Income                    $   6,755    $   6,122    $  18,163    $  15,826
                              =========    =========    =========    =========

Net Income per share          $    0.55    $    0.50    $    1.47    $    1.29
                              =========    =========    =========    =========

Cash dividends per common
  share                       $    0.16    $    0.14    $    0.46    $    0.40
                              =========    =========    =========    =========


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

--------------------------------------------------------------------------------

                                                                     March 31     June 30
                                                                       1997         1996
                                                                    ---------    ---------
                                                                    (Unaudited)
                         Assets
 Current assets
     Cash and temporary investments                                 $  15,521    $   9,243
     Accounts receivable, less allowance
      of $2,002 and $2,400                                            152,335      155,524
     Inventories  (at LIFO)                                           118,172      127,937
     Other current assets                                               7,226        2,434
                                                                    ---------    ---------
 Total current assets                                                 293,254      295,138
                                                                    ---------    ---------
 Property - at cost
     Land                                                              12,972       13,529
     Buildings                                                         64,798       64,441
     Equipment                                                         75,493       71,938
                                                                    ---------    ---------
                                                                      153,263      149,908
     Less accumulated depreciation                                     69,021       63,574
                                                                    ---------    ---------
 Property - net                                                        84,242       86,334
                                                                    ---------    ---------
 Other assets                                                          20,283       22,600
                                                                    ---------    ---------

   TOTAL ASSETS                                                     $ 397,779    $ 404,072
                                                                    =========    =========

           Liabilities and Shareholders' Equity
 Current liabilities
     Notes payable                                                  $  20,897    $  30,056
     Current portion of long-term debt                                 11,429       11,429
     Accounts payable                                                  62,860       67,652
     Compensation and related benefits                                 20,424       19,081
     Other accrued liabilities                                         14,108       14,964
                                                                    ---------    ---------
 Total current liabilities                                            129,718      143,182
 Long-term debt                                                        57,143       62,857
 Other liabilities                                                     11,577        8,741
                                                                    ---------    ---------
     TOTAL LIABILITIES                                                198,438      214,780
                                                                    ---------    ---------

 Shareholders' Equity
 Preferred Stock - no par value; 2,500
     shares authorized; none issued or
     outstanding
 Common stock - no par value; 30,000
     shares authorized;  13,954 shares issued                          10,000       10,000
 Additional paid-in capital                                             9,365        7,528
 Income retained for use in the business                              209,694      197,232
 Less 1,579 and 1,577 treasury shares -
     at cost                                                          (23,467)     (21,260)
 Less shares held in trust for
     deferred compensation plans                                       (5,202)      (3,008)
 Less unearned restricted common
     stock compensation                                                (1,049)      (1,200)
                                                                    ---------    ---------
     TOTAL SHAREHOLDERS' EQUITY                                       199,341      189,292
                                                                    ---------    ---------

     TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                       $ 397,779    $ 404,072
                                                                    =========    =========

See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                        Nine Months Ended
                                                                             March 31
                                                                      ----------------------
                                                                        1997        1996
--------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                        $ 18,163    $ 15,826
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
       Depreciation                                                     10,178      10,193
       Provision for losses on accounts receivable                         599       1,966
       Gain on sale of property                                           (399)       (889)
       Amortization of restricted common stock
           compensation and goodwill                                       606         723
       Treasury shares contributed to employee
           benefit plans                                                 2,502       2,402
       Changes in current assets and liabilities, net of
         effects from acquisition and disposal of
         businesses:
           Accounts receivable                                            (426)     (9,539)
           Inventories                                                   3,765     (17,329)
           Other current assets                                         (4,792)      1,537
           Accounts payable and accrued expenses                        (3,637)     (1,583)
       Other - net                                                         938         956
------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                               27,497       4,263
------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                 (10,855)    (13,210)
    Proceeds from property sales                                         3,068       3,667
    Proceeds from sale of Aircraft Division                              9,090
    Acquisition of businesses, less cash acquired                                   (4,328)
    Deposits and other                                                   1,976      (8,451)
------------------------------------------------------------------------------------------
Net Cash provided by (used in) Investing Activities                      3,279     (22,322)
------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings (repayments) under
       Line-of-credit agreements                                        (9,159)     31,450
    Long-term debt repayments                                           (5,714)
    Exercise of stock options                                              510       1,219
    Dividends paid                                                      (5,701)     (4,799)
    Purchase of treasury shares                                         (4,434)     (1,362)
------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities                    (24,498)     26,508
------------------------------------------------------------------------------------------
Increase in cash
    and temporary investments                                            6,278       8,449
Cash and temporary investments
    at beginning of period                                               9,243       4,789
------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                  $ 15,521    $ 13,238
==========================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                     $ 16,740    $ 12,933
     Interest                                                         $  5,161    $  6,297

See notes to consolidated financial statements.

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              ------------------------------------------------------
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
              For the Nine Months Ended March 31, 1997 (Unaudited)
                          and Year Ended June 30, 1996
                             (Amounts in thousands)



                                                                                  Income
                                           Shares of                 Additional   Retained
                                           Common Stock   Common     Paid-in      for Use in
                                           Outstanding    Stock      Capital      the Business
===============================================================================================
Balance at July 1, 1995                        12,174     $10,000    $4,812         $180,426
    Net income                                                                        23,334
    Cash dividends - $.54 per share                                                   (6,528)
    Purchase of common stock
      for treasury                                (86)
    Treasury shares issued for:
      Retirement Savings Plan contributions       138                 1,692
      Exercise of stock options                   107                   391
      Deferred compensation plans                  43                   416
      Restricted common stock awards                1                    13
    Amortization of restricted common
      stock compensation                                                204
    Other
-----------------------------------------------------------------------------------------------
Balance at June 30, 1996                       12,377      10,000     7,528          197,232
    Net income                                                                        18,163
    Cash dividends - $.46 per share                                                   (5,701)
    Purchase of common stock
      for treasury                               (162)
    Treasury shares issued for:
      Retirement Savings Plan contributions        84                 1,307
      Exercise of stock options                    39                   (28)
      Deferred compensation plans                  33                   500
      Restricted common stock awards                4                    58
    Amortization of restricted common
      stock compensation
    Other
-----------------------------------------------------------------------------------------------
Balance at March 31, 1997                      12,375     $10,000    $9,365         $209,694
===============================================================================================


                                                           Shares Held in      Unearned
                                              Treasury     Trust for           Restricted      Total
                                              Shares       Deferred            Common Stock    Shareholders'
                                              - at Cost    Compensation Plans  Compensation    Equity
============================================================================================================
Balance at July 1, 1995                        ($22,845)       ($1,426)         ($2,633)        $168,334
    Net income                                                                                    23,334
    Cash dividends - $.54 per share                                                               (6,528)
    Purchase of common stock
      for treasury                               (2,212)                                          (2,212)
    Treasury shares issued for:
      Retirement Savings Plan contributions       1,805                                            3,497
      Exercise of stock options                   1,390                                            1,781
      Deferred compensation plans                   583           (999)
      Restricted common stock awards                 19                             (32)
    Amortization of restricted common
      stock compensation                                                          1,465            1,669
    Other                                                         (583)                             (583)
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                        (21,260)        (3,008)          (1,200)         189,292
    Net income                                                                                    18,163
    Cash dividends - $.46 per share                                                               (5,701)
    Purchase of common stock
      for treasury                               (4,434)                                          (4,434)
    Treasury shares issued for:
      Retirement Savings Plan contributions       1,195                                            2,502
      Exercise of stock options                     538                                              510
      Deferred compensation plans                   438           (938)
      Restricted common stock awards                 56                            (114)
    Amortization of restricted common
      stock compensation                                                            265              265
    Other                                                       (1,256)                           (1,256)
---------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                      ($23,467)       ($5,202)         ($1,049)        $199,341
=========================================================================================================



See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------

1.       NAME CHANGE

         Effective January 1, 1997, the Company changed its name from Bearings, Inc. to Applied Industrial Technologies, Inc.

2        BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and June 30, 1996, and the results of operations for the three months and nine months ended March 31, 1997 and 1996, and cash flows for the nine months ended March 31, 1997 and 1996.

         The results of operations for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.

3.       NET INCOME PER SHARE

         Net income per share was computed using the weighted average number of common shares outstanding for the period.

         Average shares outstanding for the computation of net income per share were as follow:

                                 Three Months Ended                        Nine Months Ended
                                      March  31                                  March 31
                               1997                 1996                   1997            1996
                               -------------------------                   --------------------
                               12,354           12,341                      12,390      12,285

4.       SALE OF DIVISION

         On August 9, 1996 the Company sold the Dixie Bearings Aircraft Division located in Atlanta, Georgia to Aviation Sales Company for $9,090. The assets were sold at their approximate net book value. The sale did not have a material effect on the consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------

5.       RECENTLY ISSUED ACCOUNTING STANDARD

         In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which the Company will be required to adopt for the fiscal year ending June 30, 1997. As permitted by SFAS No. 123, the Company does not intend to change its method of accounting for stock-based compensation. The Company has not yet determined the pro forma disclosure for employee awards granted in the nine months ended March 31, 1997 and the fiscal year ending June 30, 1996 which will be presented in the notes to financial statements for the year ending June 30, 1997.

         In February 1997 the FASB issued SFAS No. 128, Earnings Per Share. This statement simplifies the current standard for computing earnings per share (EPS). At March 31, 1997 the Company has stock options outstanding, which would currently have a less than 3% dilution effect for reporting Diluted EPS under SFAS No. 128. SFAS No. 128 becomes effective for interim and annual financial statements issued after December 15, 1997 and earlier application is not permitted.

6.       LONG-TERM DEBT

         The Company has entered into an agreement with Prudential Insurance Company of America for an uncommitted shelf facility enabling the Company to borrow up to $50,000 in additional long-term financing. The Company may make long-term borrowings at its sole discretion, with terms ranging anywhere from seven to twenty years under this agreement. At March 31, 1997 there were no borrowings under this agreement.

7.       LITIGATION

         As reported in the Notes to the Consolidated Financial Statements contained in the 1996 Annual Report to shareholders, a $32,400 judgment was rendered against King Bearing, Inc. (King) in June 1992 in a lawsuit pending in the Superior Court of Orange County, California. The 1990 agreement for the Company's acquisition of King included specific indemnification of the Company for any financial damages or losses related to the lawsuit. The indemnification was also guaranteed by the ultimate parent of King's former owner, a Fortune 500 company with stockholders' equity exceeding five billion dollars at June 30, 1996. The judgment was strongly contested by counsel retained by the indemnitor on behalf of King, and in September 1992 the trial court granted King's motion for a new trial as to all but $219 in damages returned by the jury. In September

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------

         1996 the California Court of Appeals, Fourth Appellate District, affirmed the trial court's grant of King's motion for a new trial and reversed its exclusion of the $219 in damages from the new trial order. As a result, a new trial will be scheduled. Due to the indemnification and guarantee, management believes that the outcome of this matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

8.       SUBSEQUENT EVENT

         In April, 1997 the Company signed a definitive agreement to acquire Invetech Company, a distributor of industrial components, for a combination of cash and stock valued at $83 million. The acquisition is expected to close near the end of the fourth quarter. This business combination is anticipated to be accounted for as a purchase.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at March 31, 1997 and June 30, 1996, and (2) results of operations during the periods included in the accompanying statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------
Cash provided by operating activities was $27.5 million in the nine months ended March 31, 1997. This compares to $4.3 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables, and managing the timing of payments to suppliers. The company has continuing programs to monitor and control these investments. During the nine month period ended March 31, 1997, inventories (excluding inventories sold with the Dixie Bearings Aircraft Division) decreased approximately $3.8 million. Accounts receivable increased by $0.4 million.

Investments in property totaled $10.9 million and $13.2 million in the nine months ended March 31, 1997 and 1996 respectively. These capital expenditures were primarily made for building and upgrading branch and distribution center facilities, and acquiring data processing equipment and vehicles. A new company-owned distribution center in Atlanta was opened during the quarter ended September 30, 1996. Construction was started on a new distribution center in Fort Worth, Texas. This build-to-suit facility will be financed under an operating lease and is expected to open in May of 1997.

Working capital at March 31, 1997 was $163.5 million compared to $152.0 million at June 30, 1996. This increase is primarily due to an increase in cash provided from operations, the receipt of proceeds from the sale of the Aircraft Division, and the refund of insurance deposits.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Capital Resources
-----------------
Capital resources are obtained from income retained in the business, indebtedness under the Company's lines of credit and long-term debt agreements, and operating lease arrangements.

Average combined short-term and long-term borrowing was $90.7 million for the nine months ended March 31, 1997 and $111.8 million during the year ended June 30, 1996. The average effective interest rate on the short-term borrowings for the nine months ended March 31, 1997 increased to 6.5% from an average rate of 6.1% for the nine months ended March 31, 1996 due to higher interest rates on short-term debt. The Company has $105 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company has an agreement with the Prudential Insurance Company of America for an uncommitted shelf facility to borrow up to $50 million in additional long term financing, at its sole discretion, with terms ranging from seven to twenty years. The Company had $18.9 million of borrowings outstanding under short-term bank lines of credit and none under the shelf facility agreement at March 31, 1997. Unused lines of credit of totaling $136.1 million are available for future short-term financing needs. In addition, the Company also has $2.0 million of other short-term notes payable outstanding outside of these bank line of credit arrangements.

The Board of Directors has authorized the purchase of up to 420,000 shares of the Company's common stock to fund employee benefit programs and stock option and award programs. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 150,500 shares of its common stock for $4.1 million during the nine months ended March 31, 1997.

The acquisition of Invetech Company will be financed by a combination of cash and stock valued at $83 million. At least 51% but not more than 79% of the price for all outstanding shares of Invetech will be paid with Company common stock. The remainder will be financed through available lines of credit. It is anticipated that a charge to record restructuring of operations, and consolidation expenses will be recorded at the consummation of the acquisition. That charge has not yet been determined at this time.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                      Increase  (Decrease)
                                                     (Dollars in Thousands)

                                              Three Months Ended  Nine Months Ended
                                                  March 31            March 31
                                               1997 and 1996       1997 and 1996

                                               Amount    Change   Amount     Change
                                               ------    ------   ------     ------

Net sales                                     $ 1,126      .4%    $ 6,168      .7%

Cost of sales                                   1,537      .7%        247       0%

Selling, distribution and
administrative expenses                            89      .1%      5,272     2.9%

Operating income                                 (500)   (3.9)%       649     1.9%

Interest expense - net                           (678)   (30.4)%   (2,370)   (36.4)%

Income before income taxes                        178     1.7%      3,019    10.9%

Income taxes                                     (455)   (9.9)%       682     5.7%

Net income                                        633    10.3%      2,337    14.8%


Three Months Ended March 31, 1997 and 1996
------------------------------------------

The sales increase of 0.4% for the quarter was lower than in previous quarter to quarter comparisons due to an overall slowing in certain industries that exhibited strength in the prior year, particularly in the paper and machine tools industries. These decreases were offset in part by increases in sales to the aluminum, wood products, construction and food products industries. Our comparative sales amounts were also negatively impacted by the sale of the Dixie Bearings Aircraft Division earlier this year and by having fewer business days than in the same quarter last year.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Selling, distribution and administrative expenses remained constant with a modest increase of 0.1%.

Interest expense-net for the quarter decreased by 30.4% primarily as a result of a decrease in average borrowings.

Income taxes as a percentage of income before taxes was 38.0% in the three months ended March 31, 1997 and 42.9% in the three months ended March 31, 1996. The decrease is primarily attributed to tax savings from lower effective state and local income tax rates and from Federal income tax credits.

As a result of the above factors, net income increased by 10.3% compared to the same quarter of last year.

Nine Months Ended March 31, 1997 and 1996
-----------------------------------------
The sales increase of 0.7% for the period was lower than in the prior nine month comparison due to an overall slowing in certain industries that exhibited strength in the prior year, particularly in the paper and machine tools industries. These decreases were offset in part by increases in sales to the aluminum, wood products, construction and food products industries. The decline in sales growth was also affected by the sale of Dixie Bearings Aircraft Division during the quarter ended September 30, 1996. Gross profit, as a percentage of sales, increased from 25.7% to 26.2% primarily due to changes in the product mix as sales of lower margin bearing products declined and sales in non-bearing products continue to grow. In addition, lower freight costs also favorably impacted the gross profit percentage.

Selling, distribution and administrative expenses increased by 2.9%, primarily from higher compensation expense and health care costs.

Interest expense-net for the period decreased by 36.4% primarily from a decrease in average borrowings.

Income taxes as a percentage of income before taxes was 40.9% in the nine months ended March 31, 1997 and 42.9% in the nine months ended March 31,1996. The decrease is primarily attributed to tax savings from lower effective state and local income tax rates and from Federal income tax credits.

As a result of the above factors, net income increased by 14.8% compared to the same period last year. Income per share increased by 14.0% due to an increase in income and an increase in the average number of shares outstanding.

PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings.
                  ------------------

         (a) The Company incorporates by reference herein the description of the case captioned IN RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., 22nd Judicial District Court for the Parish of Washington, State of Louisiana, Case No. 70,760-E, and two related cases pending in the same court -- IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., Case No. 72,986-F and BENNIE L. ADAMS, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., Case No. 72,154-B -- found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1996. Notwithstanding potential indemnification from suppliers and insurance, the Company believes, based on circumstances presently known, that these cases are not material to its business or financial condition.

         (b) The Company also incorporates by reference herein the descriptions of the case captioned KING BEARING, INC. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31, found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1996, and in Part II,
                  Item 1 of the Form 10-Q for the quarter ended December 31, 1996. The Company believes, based on circumstances presently known, that this case is not material to its business or financial condition.

         (c) The Company and/or one of its subsidiaries is a defendant in several employment- and product-related lawsuits. The Company believes, based on circumstances presently known, that these cases are not material to its business or financial condition.

ITEM 5.           Other Information.
                  ------------------

         (a)      Agreement to Acquire Invetech Company.
                  --------------------------------------

                  In April 1997 the Company reached an agreement to acquire Invetech Company, a privately-held industrial distributor, for stock and cash valued at $83 million. Invetech had calendar 1996 sales of $314 million. Both parties are working towards closing the acquisition in a timely manner.

         (b)      Appointment of New Transfer Agent and Registrar.
                  ------------------------------------------------

                  Effective April 28, 1997, the Company appointed Harris Trust and Savings Bank as its transfer agent, registrar, dividend disbursement agent and dividend reinvestment plan administrator, replacing KeyCorp Shareholder Services, Inc., which has exited the business.

ITEM 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

         (a)      Exhibits.
                  ---------

                  Exhibit No.   Description
                  -----------   -----------

                  4(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc. (filed as Exhibit 4(a) to the Applied Industrial Technologies, Inc. Form 10-Q for the quarter ended December 31, 1996, SEC File No. 1-2299, and incorporated here by reference).

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

                  4(d) $80,000,000 Maximum Aggregate Principal Amount Note Purchase and Private Shelf Facility dated October 31, 1992 between Applied Industrial Technologies, Inc. and The Prudential Insurance Company of America, as amended and restated (filed as Exhibit 4(d) to the Applied Industrial Technologies, Inc. Form 10-Q for the quarter ended December 31, 1996, SEC File No. 1-2299, and incorporated here by reference).

                  11            Computation of Net Income Per Share.

                  27            Financial Data Schedule.

         (b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1997.

Cautionary Statement under Private Securities Litigation Reform Act of 1995
---------------------------------------------------------------------------

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

                  Important risk factors include, but are not limited to, the following: changes in operating expenses; changes in the economy; changes in customer procurement practices; the availability of product; the effect of price increases; the variability and timing of business opportunities including acquisitions, customer agreements, supplier authorizations and other business strategies; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including natural events and acts of God, fires, floods and accidents).


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

                                        APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                        (Company)


Date:  May 15, 1997                     By:  /s/ John C. Robinson
                                             --------------------
                                             John C. Robinson
                                             Vice Chairman


Date:  May 15, 1997                     By:  /s/ John R. Whitten
                                             -------------------
                                             John R. Whitten
                                             Vice President-Finance & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

         EXHIBIT NO.                        DESCRIPTION                                            PAGE
            4(a)                    Amended and Restated Articles of Incorporation of
                                    Applied Industrial Technologies, Inc. (filed as Exhibit
                                    4(a) to the Applied Industrial Technologies, Inc. Form
                                    10-Q for the quarter ended December 31, 1996, SEC File
                                    No. 1-2299, and incorporated here by reference).

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

            4(d)                    $80,000,000 Maximum Aggregate Principal Amount Note
                                    Purchase and Private Shelf Facility dated October 31,
                                    1992 between Applied Industrial Technologies, Inc. and
                                    The Prudential Insurance Company of America, as amended
                                    and restated (filed as Exhibit 4(d) to the Applied
                                    Industrial Technologies, Inc. Form 10-Q for the quarter
                                    ended December 31, 1996, SEC File No. 1-2299, and
                                    incorporated here by reference).

            11                      Computation of Net Income Per Share.                           Attached

            27                      Financial Data Schedule.                                       Attached