Form 10-K
period 1997-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1997-09-25
CIK 109563

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For The Fiscal Year Ended June 30, 1997

                           Commission File No. 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                OHIO                                         34-0117420
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                    One Applied Plaza, Cleveland, Ohio 44115
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 426-4000.

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of exchange on which registered
   -------------------                     ------------------------------------

Common Stock without par value                         New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of the close of business on August 29, 1997:
$560,142,816.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at August 29, 1997
              -----                          ------------------------------

    Common Stock without par value                    14,680,016

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

          (1) Applied Industrial Technologies, Inc. 1997 Annual Report to shareholders for the fiscal year ended June 30, 1997, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

          (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 15, 1997, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

                                     PART I.
                                     -------

                                ITEM 1. BUSINESS.
                                        ---------

         Applied Industrial Technologies, Inc. ("Applied"), directly and through its wholly owned operating subsidiaries, is engaged in the business of selling and distributing bearings, mechanical and electrical drive system products, industrial rubber products, fluid power products and specialty maintenance and repair products manufactured by others. Applied and its predecessor companies have been engaged in this business since 1923. Applied was incorporated pursuant to the laws of Delaware in 1928 and reincorporated from Delaware to Ohio in 1988. Applied, formerly known as Bearings, Inc., adopted its current name as of January 1, 1997.

         (a)  General Development of Business.
              --------------------------------

         Effective January 1, 1997, Applied changed its name from Bearings, Inc. The new identity reflects the widening range of products and services offered by Applied. Concurrently with the name change, two subsidiaries, King Bearing, Inc. and Bruening Bearings, Inc., were merged into Applied.

         In September 1996, Applied opened a new 155,000 square foot distribution center in Douglas County, Georgia, replacing the former facility in that area. In addition, a new 127,000 square foot distribution center opened in May 1997 in Fort Worth, Texas, replacing the previous Fort Worth facility. Applied also completed construction of its new 145,000 square foot headquarters facility in Cleveland's Midtown Corridor. The complex opened in June 1997 and replaced Applied's previous headquarters complex of five buildings spread over three blocks in the Midtown Corridor.

         On July 31, 1997, Applied acquired INVETECH Company ("Invetech"), a privately held distributor of industrial components, for approximately 2.1 million shares of Applied Common Stock and $23.4 million in cash. Invetech, together with its subsidiaries, American Bearing and Power Transmission, Inc. and Moore Bearing Company, had approximately 980 employees and revenues of $321 million in the 12 months ended June 30, 1997. All Invetech locations will operate under the Applied Industrial Technologies identity by December 31, 1997. Following the acquisition, Applied operates branches in 44 states.

         Further information regarding developments in Applied's business can be found in Applied's 1997 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 and 11, which is incorporated herein by reference.

         (b)  Financial Information about Industry Segments.
              ---------------------------------------------

         Applied considers its business to involve only one industry segment.

         (c)  Narrative Description of Business.
              ---------------------------------

         Products. Applied engages in the distribution and sale of ball, roller, mounted, plane and linear type bearings, mechanical and electrical drive system products, industrial rubber products, fluid power products and specialty items used in connection with the foregoing such as seals, lubricants, locking devices, sealing compounds, adhesives and maintenance tools. Although Applied does not generally manufacture the products that it sells, it does assemble filter carts, fluid power components, hydraulic power units, hydraulic and pneumatic cylinders, speed reducers and electrical panels, modify conveyor belts and rebuild precision machine tool spindles.

         Applied is a non-exclusive distributor for numerous manufacturers of the products that it sells. The principal bearing lines distributed by Applied are: American, Barden, Cooper, FAG, Heim/RBC, INA, Kaydon, MB Manufacturing, McGill, MRC, Sealmaster, SKF, Symmco, Thomson, Timken and Torrington/Fafnir. The principal drive system product lines distributed by Applied are: Baldor, Boston Gear, Browning, Falk, Foote Jones, Jeffrey, Kop-Flex, Lovejoy, Martin, Morse, Reliance/Dodge, Rexnord/Link-Belt, Saftronics, Sumitomo, U.S. Electrical Motors, and Winsmith. The principal industrial rubber product lines distributed by Applied are Aeroquip, Boston, Dixon, Flexco, Gates, Goodyear, Habasit and Weatherhead. The principal fluid power product lines distributed by Applied are Dana, Denison, Donaldson, Eaton Char-Lynn, Ingersoll Rand-ARO and Schrader Bellows. Specialty items, including seals, sealants, fluid sealing, "O" rings, retaining rings, adhesives, lubricants, maintenance equipment, skin care products and tools, are purchased from various manufacturers. The principal specialty item lines distributed by Applied are CR Industries, Dow Corning, Garlock, Gojo, Keystone, Loctite, Lubriplate, National/Federal Mogul, OTC/Power Team, Parker Hannifin, Rotor Clip and Skil/Bosch. Applied believes that its relationships with its suppliers are generally good and that Applied can continue to represent these suppliers. The loss of certain of these suppliers could have an adverse effect on Applied's business.

         Based on Applied's analysis of product dollar sales volume for the fiscal year ended June 30, 1997, bearings represented 41%, drive system products represented 31%, specialty items represented 12%, and other items, including industrial rubber and fluid power products, represented 16% of sales. For the year ended June 30, 1996, bearings represented 43%, drive system products represented 30%, specialty items represented 11%, and other items, including industrial rubber and fluid power products, represented 15% of sales. For the year ended June 30, 1995, bearings represented 45%, drive system products represented 30%, specialty items represented 12%, and other items, including industrial rubber and fluid power products, represented 13% of sales.

         Applied rebuilds precision machine tool spindles at its Spindle Lab in Cleveland, Ohio. Mechanical shops located in Corona, California; Tracy, California; Atlanta, Georgia; Florence, Kentucky; Worcester, Massachusetts; Iron Mountain, Michigan; Butte, Montana; Charlotte, North Carolina; Cleveland, Ohio; Carlisle, Pennsylvania; Ft. Worth, Texas; and Longview, Washington rebuild and assemble speed reducers, pumps, valves, cylinders and hydraulic motors, provide custom machining and assemble electrical panels and fluid power systems to customer specifications. Fluid power centers located in Corona, California; Tracy, California; Baltimore, Maryland; Worcester,

Massachusetts; Maryland Heights, Missouri; Limerick, Pennsylvania; Richmond, Virginia; and Kent, Washington assemble fluid power systems and components and provide customers with technical expertise. Applied also operates rubber shops in Tucson, Arizona; Corona, California; Tracy, California; Atlanta, Georgia; Crestwood, Illinois; Dayton, New Jersey; Fort Worth, Texas; Longview, Washington; and Appleton, Wisconsin to modify conveyor belts and provide hose assemblies in accordance with customer requirements. Shops and centers are shown as of June 30, 1997.

         Services. Applied's sales personnel advise and assist customers with respect to product selection and application. Applied considers this advice and assistance to be an integral part of its overall sales efforts. Beyond acting as a mere distributor, Applied markets itself as a "single-source" applied technology supplier, offering product and process solutions involving multiple product technologies, which solutions reduce production downtime and overall procurement and maintenance costs for customers. By providing a high level of service, product knowledge and technical support, while at the same time offering competitive pricing, Applied believes it will develop closer, longer-lasting and more profitable relationships with its customers.

         Applied's sales personnel consist of inside customer service and field account representatives assigned to each Applied branch, in addition to representatives assigned as industry and product specialists. Inside customer service representatives receive, process and expedite customer orders, provide pricing and product information, and assist field account representatives in servicing customers. Field account representatives make on-site calls to customers and potential customers to provide product and pricing information, make surveys of customer requirements and recommendations, and assist in the implementation of maintenance programs. The representatives will measure and document for a customer the value to the customer of the services and advice Applied provides, through cost savings or increased productivity. Specialists assist with applications particular to their areas of technical expertise.

         Applied maintains inventory levels in each branch that are tailored to meet the immediate needs of its customers and maintains back-up inventory in its distribution centers, thereby enabling customers to minimize their own inventories. These inventories consist of certain standard items stocked at most branches as well as other items related to the specific needs of customers in the particular locale. As a result, the business of each branch is concentrated largely in the geographic area in which it is located.

         Timely delivery of products to customers is an integral part of Applied's service. Branches and distribution centers utilize the most effective method of transportation available to meet customer needs including both surface and air common carrier and courier services. Applied also maintains a fleet of vehicles to deliver products to customers. These transportation services and delivery vehicles are also used for movement of products between suppliers, distribution centers and branches to assure availability of merchandise for customer needs.

         Applied's ability to serve its customers is enhanced by its computerized inventory and sales information systems. Applied's point-of-sale OMNEX (R) 2.0 computer system gives each Applied location on-line access to inventory, sales analysis and data. Inventory and sales information is updated as transactions are entered. The system permits direct access for order entry, pricing and price auditing, order expediting and back order review. Applied's computer system also permits Electronic Data Interchange (EDI) with participating customers and suppliers.

         Applied's operations contrast sharply with those of manufacturers whose products it sells in that the manufacturers generally confine their direct sales activities to large-volume transactions with original equipment manufacturers who incorporate the components purchased into the products they make. The manufacturers generally do not sell replacement components directly to the customer but refer the customer to Applied or another distributor. There can be no assurance that this practice will continue, however, and any discontinuance of this practice could have an adverse effect on Applied's business.

         There is a trend among large industrial customers towards reducing the number of suppliers of maintenance and replacement products with whom they deal. Applied is responding to this trend by, among other things, continuing to broaden its product offering and developing new methods for marketing its products, such as through various integrated supply channels. There can be no guarantee, however, that this trend will not have an adverse effect on Applied's business.

         Patents, trademarks and licenses do not have a significant effect on Applied's business.

         Markets and Methods of Distribution. Applied purchases from over 100 major suppliers of bearings, drive system products, industrial rubber products, fluid power products and specialty items and resells to a wide variety of industries, including industrial machinery, forest products, primary metals, agriculture and food processing, chemical processing, transportation, mining, textiles and utilities. Its customers range from the largest industrial concerns in the country to the smallest. Applied's business is not significantly dependent upon a single customer or group of customers, the loss of which would have a material adverse effect upon Applied's business as a whole, and no single customer of Applied accounts for more than 3% of Applied's net sales.

         At June 30, 1997, Applied had 331 branches in 42 states. Applied has no operations outside the continental United States.

         Applied's export business during the fiscal year ended June 30, 1997 and prior fiscal years was less than 2% of net sales, and is not concentrated in any one geographic area.

         Competition. Applied considers its overall business to be highly competitive. In addition, such markets present few economic or technological barriers to entry. Applied's principal competitors are other specialized bearing, drive system product, industrial rubber product, fluid power and specialty item distributors, and, to a lesser extent, mill supply houses. These competitors include single and multiple branch operations, some of which are divisions or subsidiaries of larger organizations that may have greater financial resources than Applied. There is a trend in the industry toward larger multiple branch operations. Applied also competes with the manufacturers of original equipment and their distributors in the sale of maintenance and replacement bearings, power transmission components and related items. Some of these manufacturers may have greater financial resources than Applied. The identity and number of competitors vary throughout the geographic areas in which Applied does business. Applied continues to develop and implement marketing strategies to maintain a competitive position.

         Applied is one of the leading distributors of replacement bearings, drive system products, industrial rubber products, fluid power products and specialty items in the United States, but Applied's share of the market for those products is relatively small compared to the portion of that market serviced by original equipment manufacturers and other distributors. Applied may not be the largest distributor in each of the geographic areas in which a branch is located.

         Backlog and Seasonality. Applied does not have a substantial backlog of orders and backlog is not significant in the business of Applied since prompt delivery of the majority of Applied's products is essential to Applied's business. Applied does not consider its business to be seasonal.

         Raw Materials and General Business Conditions. Applied's operations are dependent upon general industrial activities and economic conditions and would be adversely affected by the unavailability of raw materials to its suppliers, prolonged labor disputes experienced by suppliers or customers, or by any prolonged recession or depression that has an adverse effect on American industrial activity generally.

         Number of Employees. On June 30, 1997, Applied had 4,101 employees. Applied considers its relationship with its employees to be generally favorable.

         Working Capital. Applied's working capital position is disclosed in the financial statements referred to at Item 14 on page 13 of this Report and is discussed in "Management's Discussion and Analysis" set forth in Applied's 1997 Annual Report to shareholders on pages 10 and 11.

         Applied requires substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet rapid delivery requirements of customers. Applied generally requires all payments for sales on account within 30 days and generally customers have no right to return merchandise. Returns are not considered to have a material effect on Applied's working capital requirements. Applied believes that such practices are consistent with prevailing industry practices in these areas.

         Environmental Laws. Applied believes that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon capital expenditures, earnings or competitive position of Applied.

         (d) Financial Information about Foreign and Domestic Operations and
             ---------------------------------------------------------------
Export Sales.
------------

         Applied has no operations outside the continental United States. Applied's export business during the fiscal year ended June 30, 1997, and prior fiscal years, was less than 2% of net sales, and is not concentrated in any one geographic area.

         (e) Cautionary Statement under Private Securities Litigation Reform
             ---------------------------------------------------------------
Act.
---

             This report, including the documents incorporated by reference, may contain statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Applied intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by Applied or any other person that the results expressed therein will be achieved.

             Important risk factors include, but are not limited to, those identified in "Narrative Description of Business", above, and the following: changes in the economy; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product; changes in operating expenses; the effect of price increases; the variability and timing of business opportunities including acquisitions, customer agreements, supplier authorizations and other business strategies; Applied's ability to realize the anticipated benefits of acquisitions; the incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within Applied; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods and accidents).

                               ITEM 2. PROPERTIES.
                                       -----------

         Applied owns or leases the properties in which its offices, branches, distribution centers, shops and corporate facilities are located. As of June 30, 1997, the real properties at 172 locations were owned by Applied, while 175 locations were leased by Applied. Certain property locations may contain multiple operations, such as a branch and a distribution center.

         The principal real properties owned by Applied (each of which has more than 20,000 square feet of floor space) as of June 30, 1997 are: the Atlanta Distribution Center, mechanical shop and rubber shop in Atlanta, Georgia; the Midwest Distribution Center and mechanical shop in Florence, Kentucky; the Prospect mechanical shop in Cleveland, Ohio; the Portland Distribution Center and rubber shop in Portland, Oregon; and the John R. Cunin Distribution Center and mechanical shop in Carlisle, Pennsylvania. In addition, Applied intends to sell its remaining former corporate headquarters office buildings and the Cleveland East branch in Cleveland, Ohio (which branch was relocated in September 1997). The principal real properties leased by Applied (each of which has more than 20,000 square feet of floor space) as of June 30, 1997 are: the new corporate headquarters facility in Cleveland, Ohio; the Corona Distribution Center, offices, mechanical shop and rubber shop in Corona, California; the Long Beach branch in Long Beach, California; the San Jose branch in San Jose, California; the Tracy fluid power shop, rubber shop and mechanical shop in Tracy, California; the Worcester branch and mechanical shop in Worcester, Massachusetts; the Portland branch in Portland,

Oregon; the Fort Worth Distribution Center, mechanical shop and rubber shop in Fort Worth, Texas; the Longview branch in Longview, Washington; the Longview Distribution Center, mechanical shop and rubber shop in Longview, Washington; the Appleton offices, branch and rubber shop in Appleton, Wisconsin; and the Milwaukee branch and distribution center in Milwaukee, Wisconsin.

         Applied considers the properties owned or leased to be generally sufficient to meet its requirements for office space and inventory stocking. The size of the buildings in which Applied's branches are located is primarily influenced by the amount of inventory required to be carried to meet the needs of the customers of the branch. All of the real properties owned or leased by Applied are being utilized by Applied in its business except for certain properties, which in the aggregate are not material and are either for sale or lease to third parties due to relocation or closing of a facility. Unused portions of buildings may be leased or subleased to others.

         Generally, when opening a new branch, Applied will initially lease space. Then, as the business develops, suitable property may be purchased or leased for relocation of the branch. A new general-purpose office-storeroom building may be constructed. However, Applied has no fixed policy in this regard, and in each instance the final decision is made on the basis of availability and cost of suitable property in the local real estate market, whether purchased or leased. Applied does not consider any one of its properties to be material, because it believes that if it becomes necessary or desirable to relocate any of its branches and distribution centers, other suitable properties could be found.

                       ITEM 3. PENDING LEGAL PROCEEDINGS.
                               --------------------------

         In 1994, Dixie Bearings, Incorporated (now known as Applied Industrial Technologies--Dixie, Inc.), a wholly-owned subsidiary of Applied, was served with a First Amending and Supplemental Petition in a case captioned IN RE:
ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., 22nd Judicial District Court for the Parish of Washington, Louisiana, Case No. 70,760-E, naming it as an additional defendant, along with over 50 other defendants. The action was initially filed in 1993. The petition claims to have been filed on behalf of approximately 1,118 persons or heirs of persons who were allegedly exposed to asbestos-containing products while employed at the Bogalusa, Louisiana, Paper Mill and/or Box Factory, currently operated by Gaylord Container, Inc. Exposure is claimed to have occurred until approximately 1989. The plaintiffs claim that they or their decedents contracted asbestos-related diseases, and where applicable, died as a result of exposure to asbestos. Compensatory and punitive damages are sought, but no amount is specified. Applied was subsequently served with Petitions in two related cases pending in the same court as the BICKHAM case: IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., Case No. 72,986-F; and BENNIE L. ADAMS, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., Case No. 72,154-B. These cases, involving a total of approximately 124 persons or heirs of persons who worked at the same Bogalusa facility, are essentially identical to the BICKHAM case.

         Preliminary information made available to Applied indicates that Applied has been named a defendant in the foregoing cases only as a supplier of certain products manufactured by others, which products allegedly contained a small percentage of encapsulated asbestos fiber. Applied intends to defend these cases vigorously. Even if liability were assessed, Applied would seek indemnification from its suppliers and its insurance carriers.

         In 1992, a jury in a case captioned KING BEARING, INC., ET AL. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31, awarded a $32.4 million judgment against King Bearing, Inc., a wholly-owned subsidiary of Applied (but which has since been merged into Applied). The verdict was based on contractual and other claims asserted by various cross-complainants against King Bearing in a breach of contract and unfair competition case initially filed by King Bearing in 1987. The suit, which involved a former owner of King Bearing, was pending at the time Applied acquired King Bearing in June 1990. All events relative to the judgment occurred prior to Applied's purchase of King Bearing. On September 30, 1996, the California Court of Appeal, Fourth Appellate District, affirmed the trial court's grant of King Bearing's motion for a new trial. As a result, the matter was remanded to the trial court for a new trial. Under the 1990 Stock Purchase Agreement relative to the acquisition of King Bearing by Applied, Applied is specifically indemnified by the ultimate parent of the former owner of King Bearing (whose stockholders' equity exceeded $5 billion at June 30, 1997) for any damages or losses relating to this action.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------

         No matters were submitted to a vote of Applied's security holders during the last quarter of the fiscal year ended June 30, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.
                      -------------------------------------

         The Executive Officers are elected for a term of one year, or until their successors are chosen and qualified, at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders. The following is a listing of Applied's Executive Officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their present positions on October 22, 1996:

                           John C. Dannemiller. Mr. Dannemiller is Chairman
                  (since January 1992), Chief Executive Officer (since January
                  1992), President (since October 1996) and a Director (since
                  1985). He is 59 years of age.

                           John C. Robinson. Mr. Robinson is Vice Chairman
                  (since October 1996) and a Director (since 1991). He was President (from January 1992 to October 1996) and Chief Operating Officer (from January 1992 to October 1996). He is 55 years of age.

                           Mark O. Eisele. Mr. Eisele is Controller (since
                  October 1992). He was Manager of Internal Audit (from 1991 to October 1992). He is 40 years of age.

                           Francis A. Martins. Mr. Martins is Vice
                  President-Sales & Field Operations (since July 1996). Prior to that he was Vice President-Sales & Marketing (October 1994 to July 1996) and Vice President-Marketing (from May 1992 to October 1994). He is 54 years of age.

                           Bill L. Purser. Mr. Purser is Vice
                  President-Marketing & National Accounts (since July 1996). Prior to that he was Vice President-National Accounts (from January 1995 to July 1996) and Director of National Accounts (from December 1994 to January 1995). Before joining Applied, he was Vice President of Business Development for INVETECH Company (from December 1992 to December 1994) and Vice President of Sales for that company (from 1990 to December
                  1992). He is 54 years of age.

                           Richard C. Shaw. Mr. Shaw is Vice
                  President-Communications, Organizational Learning & Quality Standards (since July 1996). Prior to that he was Vice President-Communications & Public Relations (from July 1993 to July 1996) and Director of Corporate Communications (from 1989 to July 1993). He is 48 years of age.

                           Robert C. Stinson. Mr. Stinson is Vice
                  President-Administration, Human Resources, General Counsel & Secretary (since October 1994) and has served as Secretary since 1990. He was Vice President-General Counsel (from 1989 to October 1994). He is 51 years of age.

                           John R. Whitten. Mr. Whitten is Vice
                  President-Finance & Treasurer (since October 1992). He was Vice President (since 1985) and Controller (from 1981 to October 1992). He is 51 years of age.

                                    PART II.
                                    --------

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    -------------------------------------------------
                              STOCKHOLDER MATTERS.
                              --------------------

         Applied's Common Stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol APZ. The information concerning the principal market for Applied's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 1997 and 1996 and the number of shareholders of record as of August 20, 1997 is set forth in Applied's 1997 Annual Report to shareholders on page 25, under the caption "Quarterly Operating Results and Market Data", and such information is incorporated here by reference.

                        ITEM 6. SELECTED FINANCIAL DATA.
                                -----------------------

         The summary of selected financial data for each of the last five years is set forth in Applied's 1997 Annual Report to shareholders in the table on pages 26 and 27 under the caption "10 Year Summary" and is incorporated here by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      ------------------------------------

         The "Management's Discussion and Analysis" is set forth in Applied's 1997 Annual Report to shareholders on pages 10 and 11 and is incorporated here by reference.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                      -------------------------------------------

         The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the independent auditors' report listed below, which are included in Applied's 1997 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed herewith:

                  Caption                                                               Page No.
                  -------                                                               --------

         Financial Statements:

                  Statements of Consolidated
                  Income for the Years Ended
                  June 30, 1997, 1996 and 1995                                             12

                  Consolidated Balance Sheets
                  June 30, 1997 and 1996                                                   13

                  Statements of Consolidated
                  Cash Flows for the Years Ended
                  June 30, 1997, 1996 and 1995                                             14

                  Statements of Consolidated
                  Shareholders' Equity for the
                  Years Ended June 30, 1997,
                  1996 and 1995                                                            15

                  Notes to Consolidated
                  Financial Statements for the
                  Years Ended June 30, 1997, 1996
                  and 1995                                                               16 - 22


         Independent Auditors' Report                                                      23

         Supplementary Data:
                  Quarterly Operating Results and
                  Market Data                                                              25

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ---------------------------------------------
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                     ---------------------------------------

                                 Not applicable.

                                    PART III.
                                    ---------

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                   --------------------------------------------------

         The information required by this Item as to the Directors is set forth in Applied's Proxy Statement dated September 15, 1997 on pages 3 through 5 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to the Executive Officers has been furnished in this Report on pages 9 and 10 in Part I, after Item 4, under the caption "Executive Officers of the Registrant". The information required by this Item as to Forms 3, 4 or 5 reporting delinquencies is set forth in Applied's Proxy Statement on page 19 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.

                        ITEM 11. EXECUTIVE COMPENSATION.
                                 -----------------------

         The information required by this Item is set forth in Applied's Proxy Statement dated September 15, 1997, under the captions "Summary Compensation" on page 7, "Aggregate Option Exercises and Fiscal Year-End Option Value Table" on page 8, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 8, "Compensation of Directors" on pages 13 and 14, "Deferred Compensation Plan for Non-employee Directors" on page 14, "Deferred Compensation Plan" on pages 14 and 15, and "Severance Payment Agreements and Other Change in Control Arrangements" on pages 15 and 16, and is incorporated here by reference.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         ----------------------------------------
                             OWNERS AND MANAGEMENT.
                             ----------------------

         Information concerning the security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Certain Applied Shareholders and Management" on page 6 of Applied's Proxy Statement dated September 15, 1997, and is incorporated here by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                     -----------------------------------------------

         Information concerning certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" on page 13 of Applied's Proxy Statement dated September 15, 1997 and is incorporated here by reference.

                                    PART IV.
                                    --------

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                   ---------------------------------------------------
                       SCHEDULES AND REPORTS ON FORM 8-K.
                       ----------------------------------

(a)1.  Financial Statements.
       ---------------------

         The following consolidated financial statements of Applied, notes thereto, the independent auditors' report and supplemental data are included in Applied's 1997 Annual Report to shareholders on pages 12 through 23 and page 25, and are incorporated by reference in Item 8 of this Report.

                                    Caption
                                    -------

                  Statements of Consolidated Income for the Years Ended June 30, 1997, 1996 and 1995

                  Consolidated Balance Sheets
                  June 30, 1997 and 1996

                  Statements of Consolidated Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

                  Statements of Consolidated Shareholders'
                  Equity for the Years Ended June 30, 1997,
                  1996 and 1995

                  Notes to Consolidated Financial Statements for the Years Ended June 30, 1997, 1996
                  and 1995

                  Independent Auditors' Report

                  Supplementary Data:
                    Quarterly Operating Results and Market Data

(a)2.  Financial Statement Schedule.
       -----------------------------

         The following Report and Schedule are included in this Part IV, and are found in this Report at the pages indicated:

                           Caption                                              Page No.
                           -------                                              --------

                  Independent Auditors' Report                                    18

                  Schedule VIII - Valuation and
                  Qualifying Accounts                                             19

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

(a)3.  Exhibits.
       ---------

                  * Asterisk indicates an executive compensation plan or arrangement.

                  Exhibit
                  No.                                         Description
                  ---                                         -----------

                  3(a)     Amended and Restated Articles of Incorporation of Applied
                           Industrial Technologies, Inc. (filed as Exhibit 3(a)
                           to Applied's Registration Statement on Form S-4 filed
                           May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  3(b)     Code of Regulations of Applied adopted September 6, 1988 (filed as Exhibit 3(b) to Applied's Registration Statement on Form S-4
                           filed May 23, 1997, Registration No. 333-27801, and
                           incorporated here by reference).

                  4(a)     Certificate of Merger of Bearings, Inc. (Ohio) and Bearings,
                           Inc. (Delaware) filed with the Ohio Secretary of State on
                           October 18, 1988, including an Agreement and Plan of
                           Reorganization dated September 6, 1988 (filed as Exhibit 4(a)
                           to Applied's Registration Statement on


                           Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  4(b)     $80,000,000 Maximum Aggregate Principal Amount Note Purchase
                           and Private Shelf Facility dated October 31, 1992 between
                           Bearings, Inc. and The Prudential Insurance Company of America
                           (as amended and restated) (filed as Exhibit 4(b) to Applied's
                           Registration Statement on Form S-4 filed May 23, 1997,
                           Registration No. 333-27801, and incorporated here by
                           reference).

                  *10(a)   Form of Executive Severance Agreement between Applied and each of its executive officers, together with schedule pursuant to
                           Instruction 2 of Item 601(a) of Regulation S-K identifying the officers and setting forth the material details in which the agreements differ from the form of agreement that is filed
                           (filed as Exhibit 10(a) to Applied's Registration Statement on
                           Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(b)   A written description of the Directors' compensation program is found in Applied's Proxy Statement dated September 15, 1997,
                           SEC File No. 1-2299, on pages 13 and 14, under the caption
                           "Compensation of Directors", and is incorporated here by
                           reference.

                  *10(c)   Applied Deferred Compensation Plan for Non-employee Directors
                           (January 1, 1997 Restatement) (filed as Exhibit 10(d) to
                           Applied's Registration Statement on Form S-4 filed
                           May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(d)   A written description of Applied's Non-Contributory Life and
                           Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(e) to Applied's Registration
                           Statement on Form S-4 filed May 23, 1997, Registration No.
                           333-27801, and incorporated here by reference).

                  *10(e)   A written description of Applied's Long-Term Disability
                           Insurance for executive officers (filed as Exhibit 10(f) to
                           Applied's Registration Statement on Form S-4 filed May 23,
                           1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(f)   Form of Director and Officer Indemnification Agreement entered into between Applied and its directors and its executive
                           officers, together with a schedule pursuant to Instruction 2 of
                           Item 601(a) of Regulation S-K identifying the directors and executive officers executing such Agreements (filed as Exhibit
                           10(g) to Applied's Registration Statement

                           on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(g)   Applied Supplemental Executive Retirement Benefits Plan (July
                           1, 1993 Restatement) presently covering 7 Applied executive officers (as well as certain retired executive officers) (filed as Exhibit 10(h) to Applied's Registration Statement on Form
                           S-4 filed May 23, 1997, Registration No. 333-27801, and
                           incorporated here by reference).

                  *10(h)   First Amendment to Applied Supplemental Executive Retirement
                           Benefits Plan (filed as Exhibit 10(i) to Applied's Registration
                           Statement on Form S-4 filed May 23, 1997, Registration No.
                           333-27801, and incorporated here by reference).

                  *10(i)   Applied Deferred Compensation Plan (January 1, 1997
                           Restatement) (filed as Exhibit 10(j) to Applied's Registration
                           Statement on Form S-4 filed May 23, 1997, Registration No.
                           333-27801, and incorporated here by reference).

                  *10(j)   1990 Long-Term Performance Plan adopted by Shareholders on
                           October 16, 1990 (filed as Exhibit 10(k) to Applied's
                           Registration Statement on Form S-4 filed May 23, 1997,
                           Registration No. 333-27801, and incorporated here by
                           reference).

                  *10(k)   A written description of Applied's Management Incentive Plan applicable to key executives, including the five most highly compensated executive officers, is found in Applied's Proxy
                           Statement dated September 15, 1997, SEC File No. 1-2299, on pages 9 and 10, in the Report of the Executive Organization &
                           Compensation Committee of the Board of Directors on Executive
                           Compensation, under the subcaption "Management Incentive Plan", and is incorporated here by reference.

                  *10(l)   Applied Supplemental Defined Contribution Plan (January 1, 1997
                           Restatement) (filed as Exhibit 10(m) to Applied's Registration
                           Statement on Form S-4 filed May 23, 1997, Registration No.
                           333-27801, and incorporated here by reference).

                  10(m)    Lease dated as of March 1, 1996 between Applied and the
                           Cleveland-Cuyahoga County Port Authority (filed as Exhibit
                           10(n) to Applied's Registration Statement on Form S-4 filed
                           May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  10(n)    Plan and Agreement of Merger among Applied, I. C. Acquisition
                           Corp. and INVETECH Company dated as of April 29, 1997 (filed as
                           Exhibit 2(a) to Applied's Registration Statement on Form S-4
                           filed May 23, 1997, Registration No. 333-27801, and
                           incorporated here by reference).

                  11       Computation of Net Income Per Share.

                  13       Applied 1997 Annual Report to shareholders (not deemed "filed"
                           as part of this Form 10-K except for those portions that are expressly incorporated by reference).

                  21       Subsidiaries of Applied at June 30, 1997.

                  23       Independent Auditors' Consent.

                  27       Financial Data Schedule.

         Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which fee shall be limited to Applied's reasonable expenses in furnishing such exhibit.

(b)      Reports on Form 8-K.
         --------------------

                  None during the quarter ended June 30, 1997.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Shareholders and Board of Directors
Applied Industrial Technologies, Inc.

         We have audited the consolidated balance sheets of Applied Industrial Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 1997 and 1996 and the related statements of consolidated income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1997 and have issued our report thereon dated August 7, 1997 (August 15, 1997 as to Note 13); such consolidated financial statements and report are included in your 1997 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP




Cleveland, Ohio
August 7, 1997


APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
         (in thousands)

--------------------------------------------------------------------------------------------------
           COLUMN  A              COLUMN  B         COLUMN  C         COLUMN  D         COLUMN  E
           ---------              ---------         ---------         ---------         ---------

                                                    ADDITIONS
                                  BALANCE AT        CHARGED TO        DEDUCTIONS         BALANCE
                                  BEGINNING         COSTS AND            FROM           AT END OF
          DESCRIPTION             OF PERIOD          EXPENSES          RESERVE            PERIOD
--------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30 1997:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                      $2,400            $1,743            $1,743 (A)        $2,400

YEAR ENDED JUNE 30 1996:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                      $2,300            $2,123            $2,023 (A)        $2,400

YEAR ENDED JUNE 30 1995:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                      $1,900            $1,710            $1,310 (A)        $2,300

(A)  Amounts represent uncollectible accounts charged off.

--------------------------------------------------------------------------------------------------
                                           SCHEDULE VIII

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ John C. Dannemiller                              /s/ John C. Robinson
-----------------------------------------            -----------------------------------------
John C. Dannemiller, Chairman,                       John C. Robinson, Vice Chairman
Chief Executive Officer & President

/s/ John R. Whitten                                  /s/ Mark O. Eisele
-----------------------------------------            -----------------------------------------
John R. Whitten                                      Mark O. Eisele
Vice President-Finance & Treasurer                   Controller
(Principal Financial Officer)                        (Principal Accounting Officer)

Date:  September 25, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William G. Bares                                 /s/ Roger D. Blackwell
-----------------------------------------            -----------------------------------------
William G. Bares, Director                           Dr. Roger D. Blackwell, Director

/s/ William E. Butler                                /s/ John C. Dannemiller
-----------------------------------------            -----------------------------------------
William E. Butler, Director                          John C. Dannemiller, Chairman,
                                                     Chief Executive Officer, President and Director

/s/ Russel B. Every                                  /s/ Russell R. Gifford
-----------------------------------------            -----------------------------------------
Russel B. Every, Director                            Russell R. Gifford, Director

/s/ L. Thomas Hiltz                                  /s/ John J. Kahl
-----------------------------------------            -----------------------------------------
L. Thomas Hiltz, Director                            John J. Kahl, Director

/s/ John C. Robinson                                 /s/ Dr. Jerry Sue Thornton
-----------------------------------------            -----------------------------------------
John C. Robinson, Vice Chairman                      Dr. Jerry Sue Thornton, Director
and Director



-------------------------------------
William G. Bares, as attorney
in fact for persons indicated by "*"

Date:  September 25, 1997

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 1997


Exhibit
  No.        Description                                              Reference
  ---        -----------                                              ---------
3(a)         Amended and Restated Articles of Incorporation
             of Applied Industrial Technologies, Inc.                 Note (a)

3(b)         Code of Regulations of Applied Industrial
             Technologies, Inc., adopted September 6, 1988.           Note (b)


4(a)         Certificate of Merger of Bearings, Inc.
             (Ohio) and Bearings, Inc. (Delaware)
             filed with the Ohio Secretary of State
             on October 18, 1988, including an Agreement
             and Plan of Reorganization dated
             September 6, 1988.                                       Note (c)

4(b)         $80,000,000 Maximum Aggregate Principal
             Amount Note Purchase and Private Shelf
             Facility dated October 31, 1992 between
             Applied and The Prudential Insurance
             Company of America (as amended and
             restated).                                               Note (d)

 10(a)       Form of Executive Severance Agreement
             between Applied and each of its executive
             officers, together with schedule identifying
             officers and setting forth material details
             by which the individual agreements differ
             from the form.                                           Note (e)

10(b)        A written description of the directors'
             compensation program.                                    Note (f)

10(c)        Applied Deferred Compensation Plan for Non-
             Employee Directors (January 1, 1997 Restatement).        Note (g)

10(d)        A written description of Applied's Non-Contributory
             Life and Accidental Death and Dismemberment
             Insurance for executive officers.                        Note (h)

10(e)        A written description of Applied's Long-Term
             Disability Insurance for executive officers.             Note (i)

10(f)        Form of Director and Officer Indemnification
             Agreement entered into between Applied
             and its directors and executive officers, together
             with a schedule identifying the directors and
             executive officers executing such agreements.            Note (j)

10(g)        Applied Supplemental Executive Retirement
             Benefits Plan (July 1, 1993 Restatement)
             presently covering 7 Applied executive
             officers.                                                Note (k)

10(h)        First Amendment to Applied Supplemental
             Executive Retirement Benefits Plan (July 1, 1993
             Restatement).                                            Note (l)

10(i)        Applied Deferred Compensation Plan
             (January 1, 1997 Restatement).                           Note (m)

10(j)        1990 Long-Term Performance Plan adopted
             by Shareholders on October 16, 1990.                     Note (n)

10(k)        A written description of Applied's
             Management Incentive Plan applicable to
             key Applied executives, including the
             five most highly compensated executive
             officers.                                                Note (o)

10(l)        Applied Supplemental Defined Contribution Plan
             (January 1, 1997 Restatement)                            Note (p)

10(m)        Lease dated as of March 1, 1996 between
             Applied and the Cleveland-Cuyahoga County
             Port Authority                                           Note (q)

10(n)        Plan and Agreement of Merger among Applied,
             I. C. Acquisition Corp. and INVETECH Company
             dated as of April 29, 1997.                              Note (r)


11           Computation of Net Income Per Share.                     Attached

13           Applied 1997 Annual Report to shareholders
             (not deemed "filed" as part of this Form 10-K
             except for those portions that are expressly
             incorporated by reference).                              Attached

21           Subsidiaries of Applied at June 30, 1997.                Attached

23           Independent Auditors' Consent.                           Attached

27           Financial Data Schedule.                                 Attached

Notes:       (a)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 3(a).

             (b)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 3(b).

             (c)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 4(a).

             (d)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 4(b).

             (e)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(a).

             (f)    Incorporated by reference from the Company's Proxy Statement dated
                    September 15, 1997, SEC File No. 1-2299, on pages 13 and 14, under the caption "Compensation of Directors".

             (g)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(d).

             (h)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(e).



             (i)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(f).

             (j)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(g).

             (k)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(h).

             (l)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(i).

             (m)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(j).

             (n)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(k).

             (o)    Incorporated by reference from the Company's Proxy Statement dated
                    September 15, 1997, SEC File No. 1-2299, on pages 9 and 10, in the
                    Report of the Executive Organization & Compensation Committee of the
                    Board of Directors on Executive Compensation, under the sub-caption
                    "Management Incentive Plan".

             (p)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(m).

             (q)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 10(n).

             (r)    Incorporated by reference from the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at
                    Exhibit 2(a).