Form 10-Q
period 1997-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1997-11-13
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1997.
                               ---------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to  ____________

                          Commission File Number 1-2299
                                                 ------


                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Ohio                                           34-0117420
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)


  One Applied Plaza, Cleveland, Ohio                          44115
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (216) 426-4000
                                                           --------------


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

                       Yes  X   No
                           ---     ---

Shares of common stock outstanding on  October 31, 1997              21,868,806
                                       -----------------------------------------
                                                                  (No par Value)

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                      -------------------------------------
                                      INDEX




--------------------------------------------------------------------------
                                                                        Page No.
Part I:    FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Statements of Consolidated Income -                    2
                     Three Months
                     Ended September 30, 1997 and  1996

                     Consolidated Balance Sheets -                          3
                     September 30, 1997 and June 30, 1997

                     Statements of Consolidated Cash Flows                  4
                     Three Months Ended September 30, 1997 and 1996

                     Statements of Consolidated Shareholders' Equity -      5
                     Three Months Ended September 30, 1997 and
                     Year Ended June 30, 1997

                     Notes to Consolidated Financial Statements           6 - 8


         Item 2:    Management's Discussion and Analysis of               9 - 12
                    Financial Condition and Results of Operations


Part II:    OTHER INFORMATION                                               13

         Item 1:    Legal Proceedings                                       13

         Item 5:    Other Information                                       13

         Item 6:     Exhibits and Reports on  Form 8-K                      15

Cautionary Statement Under Private Securities                               17
Litigation Reform Act of 1995

Signatures                                                                  18

PART I:                  FINANCIAL INFORMATION
ITEM I:                  Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                          September 30
                                                    1997                 1996
                                                 ---------            ---------


Net Sales                                        $ 344,726            $ 282,249
                                                 ---------            ---------

Cost and Expenses
  Cost of sales                                    256,426              208,775
  Selling, distribution and
    administrative                                  78,492               62,749
                                                 ---------            ---------
                                                   334,918              271,524
                                                 ---------            ---------
Operating Income                                     9,808               10,725
                                                 ---------            ---------

Interest
  Interest expense                                   2,464                1,561
  Interest income                                     (278)                (318)
                                                 ---------            ---------
                                                     2,186                1,243
                                                 ---------            ---------

Income Before Income Taxes                           7,622                9,482
                                                 ---------            ---------

Income Taxes
  Federal                                            2,730                3,255
  State and local                                      395                  822
                                                 ---------            ---------
                                                     3,125                4,077
                                                 ---------            ---------

Net Income                                       $   4,497            $   5,405
                                                 =========            =========

Net Income per share                             $    0.22            $    0.29
                                                 =========            =========

Cash dividends per common
  share                                          $    0.11            $    0.09
                                                 =========            =========


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
--------------------------------------------------------------------------------

                                                                    September 30        June 30
                                                                        1997              1997
                                                                     ---------         ---------
                                                                    (Unaudited)
                                         Assets
Current assets
    Cash and temporary investments                                   $  13,292         $  22,405
    Accounts receivable, less allowance
     of $3,259 and $2,400                                              186,622           153,080
    Inventories  (at LIFO)                                             167,962           103,069
    Other current assets                                                18,647             6,905
                                                                     ---------         ---------
Total current assets                                                   386,523           285,459
                                                                     ---------         ---------
Property - at cost
    Land                                                                13,340            12,281
    Buildings                                                           73,158            66,157
    Equipment                                                           87,898            81,132
                                                                     ---------         ---------
                                                                       174,396           159,570
    Less accumulated depreciation                                       70,778            68,809
                                                                     ---------         ---------
Property - net                                                         103,618            90,761
                                                                     ---------         ---------
Goodwill                                                                46,857             5,604
Other assets                                                            16,727            12,290
                                                                     ---------         ---------

  TOTAL ASSETS                                                       $ 553,725         $ 394,114
                                                                     =========         =========

                         Liabilities and Shareholders' Equity
Current liabilities
    Notes payable                                                    $  41,711         $  25,415
    Current portion of long-term debt                                   11,505            11,429
    Accounts payable                                                    92,407            49,469
    Compensation and related benefits                                   26,268            19,025
    Other accrued liabilities                                           27,197            15,398
                                                                     ---------         ---------
Total current liabilities                                              199,088           120,736
Long-term debt                                                          59,999            51,428
Other liabilities                                                       28,790            14,366
                                                                     ---------         ---------
    TOTAL LIABILITIES                                                  287,877           186,530
                                                                     ---------         ---------

Shareholders' Equity
Preferred Stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 30,000
    shares authorized;  24,095 and 20,931 shares issued                 10,000            10,000
Additional paid-in capital                                              78,926            10,311
Income retained for use in the business                                218,782           216,642
Less 2,256 and 2,366 treasury shares -
    at cost                                                            (27,420)          (22,983)
Less shares held in trust for
    deferred compensation plans                                         (8,484)           (5,436)
Less unearned restricted common
    stock compensation                                                  (5,956)             (950)
                                                                     ---------         ---------
    TOTAL SHAREHOLDERS' EQUITY                                         265,848           207,584
                                                                     ---------         ---------

    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                         $ 553,725         $ 394,114
                                                                     =========         =========

See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                Three Months Ended
                                                                                   September 30
                                                                           ----------------------------
                                                                                1997            1996

-------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                               $  4,497         $  5,405
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
       Depreciation                                                             3,995            3,418
       Provision for losses on accounts receivable                                447              524
       Gain on sale of property                                                   (99)            (113)
       Amortization of restricted common stock
           compensation and goodwill                                            1,289              184
       Treasury shares contributed to employee
           benefit plans                                                        1,898            1,404
       Changes in current assets and liabilities, net of
         effects from acquisition and disposal of
         businesses:
           Accounts receivable                                                  6,336           11,301
           Inventories                                                        (14,768)          (8,238)
           Other current assets                                                 1,644             (192)
           Accounts payable and accrued expenses                               12,782           (2,061)
       Other - net                                                                506              768
------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                      18,527           12,400
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                         (6,034)          (3,736)
    Proceeds from property sales                                                  180            1,222
    Net cash paid for acquisition of businesses                               (27,815)
    Proceeds from sale of Aircraft Division                                                      9,090
    Deposits and other                                                           (494)           1,064
------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Investing Activities                           (34,163)           7,640
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings (repayments) under
       Line-of-credit agreements                                               16,296          (13,486)
    Exercise of stock options                                                     374              198
    Dividends paid                                                             (2,357)          (1,734)
    Purchase of treasury shares                                                (7,790)            (120)
------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities                             6,523          (15,142)
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash
    and temporary investments                                                  (9,113)           4,898
Cash and temporary investments
    at beginning of period                                                     22,405            9,243
------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                         $ 13,292         $ 14,141
======================================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                            $     96         $    701
     Interest                                                                $  2,376         $  1,637

Significant noncash investing activity:
     Issuance of common stock for the acquisition of Invetech Company        $ 63,374


See notes to consolidated financial statements.

              APPLIED INDUSTIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
            For the Three Months Ended September 30, 1997 (Unaudited)
                          and Year Ended June 30, 1997
                             (Amounts in thousands)



                                                                         Income
                                        Shares of            Additional  Retained      Treasury
                                        Common Stock Common   Paid-in   for Use in      Shares
                                        Outstanding  Stock    Capital   the Business  - at Cost
--------------------------------------------------------------------------------------------------
Balance at July 1, 1996                   18,566    $10,000   $7,528    $197,232      ($21,260)
 Net income                                                               27,092
 Cash dividends - $.41 per share                                          (7,682)
 Purchase of common stock
   for treasury                             (249)                                       (4,568)
 Treasury shares issued for:
   Retirement Savings Plan contributions     164               1,809                     1,568
   Exercise of stock options                  78                 342                       747
   Deferred compensation plans                53                 532                       463
   Restricted common stock awards              9                  68                        67
 Amortization of restricted common
   stock compensation                                             32
 Increase in fair value of shares
    held in trust
-------------------------------------------------------------------------------------------------
Balance at June 30, 1997                  18,621     10,000   10,311     216,642       (22,983)
 Net income                                                                4,497
 Cash dividends - $.11 per share                                          (2,357)
 Purchase of common stock
   for treasury                             (276)                                       (7,790)
 Issuance of common stock for the
   acquisition of Invetech Company         3,165              63,374
 Treasury shares issued for:
   Retirement Savings Plan contributions      62               1,224                       674
   Exercise of stock options                  35                  19                       355
   Deferred compensation plans                20                 322                       184
   Restricted common stock awards            212               3,676                     2,140
 Amortization of restricted common
   stock compensation
 Increase in fair value of shares
    held in trust
-------------------------------------------------------------------------------------------------
Balance at September 30, 1997             21,839    $10,000  $78,926    $218,782      ($27,420)
=================================================================================================




                                              Shares Held in      Unearned
                                              Trust for           Restricted    Total
                                              Deferred            Common Stock  Shareholders'
                                              Compensation Plans  Compensation  Equity
---------------------------------------------------------------------------------------------
Balance at July 1, 1996                            ($3,008)       ($1,200)      $189,292
 Net income                                                                       27,092
 Cash dividends - $.41 per share                                                  (7,682)
 Purchase of common stock
   for treasury                                                                   (4,568)
 Treasury shares issued for:
   Retirement Savings Plan contributions                                           3,377
   Exercise of stock options                                                       1,089
   Deferred compensation plans                        (995)
   Restricted common stock awards                                    (135)
 Amortization of restricted common
   stock compensation                                                 385            417
 Increase in fair value of shares
    held in trust                                   (1,433)                       (1,433)
--------------------------------------------------------------------------------------------
Balance at June 30, 1997                            (5,436)          (950)       207,584
 Net income                                                                        4,497
 Cash dividends - $.11 per share                                                  (2,357)
 Purchase of common stock
   for treasury                                                                   (7,790)
 Issuance of common stock for the
   acquisition of Invetech Company                                                63,374
 Treasury shares issued for:
   Retirement Savings Plan contributions                                           1,898
   Exercise of stock options                                                         374
   Deferred compensation plans                        (506)
   Restricted common stock awards                                  (5,816)
 Amortization of restricted common
   stock compensation                                                 810            810
 Increase in fair value of shares
    held in trust                                   (2,542)                       (2,542)
--------------------------------------------------------------------------------------------
Balance at September 30, 1997                      ($8,484)       ($5,956)      $265,848
============================================================================================


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and June 30, 1997, and the results of operations for the three months ended September 30, 1997 and 1996, and cash flows for the three months ended September 30, 1997 and 1996.

         The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year.

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

         All share and per share data has been restated to reflect a three for two stock split effective September 15, 1997.

         Average shares outstanding for the computation of net income per share were 20,843 and 18,609 for the three months ended September 30, 1997 and 1996, respectively.


3.       BUSINESS COMBINATIONS

         Effective August 1, 1997, the Company completed the acquisition of Invetech Company (Invetech), a distributor of bearings, mechanical and electrical drive system products, industrial rubber products and specialty maintenance and repair products. The aggregate purchase price including the issuance of 2,110 shares of Company common stock, was $93,900. The cash portion of the purchase price of $23,400 was financed through available short-term lines of credit.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------

         The Company accounted for the acquisition as a purchase and has included Invetech's results of operations from the effective date of the acquisition. The Company incurred a pre-tax nonrecurring charge of $4,000 in the quarter ending September 30, 1997 for consolidation expenses and costs associated with disposal of duplicative property and other assets. The purchase price was allocated based on estimated fair values at the date of acquisition. Goodwill representing the excess of the purchase price over assets acquired of $35,840 is being amortized on a straight-line basis over 30 years.

         The following table summarizes the unaudited consolidated pro forma results of operations, as if the acquisition had occurred at the beginning of the following periods:


                                                  Three Months Ended September 30
                                                     1997                 1996
                                                     ----                 ----
                                                            (Unaudited)
               Net sales                           $369,865             $360,755
               Income before income taxes             6,707               11,180
               Net income                             3,948                6,716
               Net income per share                     .18                  .31

         The unaudited pro forma amounts include the pre-tax nonrecurring charge of $4,000 for the three months ended September 30, 1997.

         This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined during the periods presented and is not intended to be a projection of future results.

         On August 29, 1997 the Company acquired certain assets of Midwest Rubber and Supply Company, a rubber fabrication and repair shop for $2,377 in cash. The Company accounted for the acquisition as a purchase and has included their results of operations in the accompanying consolidated financial statements from the acquisition date. Results of operations are not material for all periods presented. Goodwill recognized in connection with the acquisition is being amortized over 15 years.


4.       LONG-TERM DEBT

         In connection with the Invetech acquisition, the Company assumed an $8,000 bank term loan, at an interest rate of 5.97%, payable in December, 1998.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------


5.       SUBSEQUENT EVENTS

         On October 21, 1997 the Board of Directors declared a quarterly dividend of $.12 per share payable November 28, 1997 to shareholders of record on November 14, 1997.

         At the annual meeting on October 21, 1997 the shareholders of the Company voted to increase the number of authorized shares of common stock from 30,000 to 50,000.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at September 30, 1997 and June 30, 1997, and (2) results of operations during the periods included in the accompanying statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------

Cash provided by operating activities was $18.5 million in the three months ended September 30, 1997. This compares to $12.4 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventory and receivables, and managing the timing of payments to suppliers. The company has continuing programs to monitor and control these investments. During the three month period ended September 30, 1997 inventories (excluding inventories purchased with the acquisition of Invetech and Midwest Rubber) increased approximately $14.8 million due to timing of purchases. Accounts receivable decreased by $6.3 million due to improved collections.

Investments in property totaled $6.0 million and $3.7 million in the three months ended September 30, 1997 and 1996 respectively. These capital expenditures were primarily made for building and upgrading branch and distribution center facilities, and acquiring data processing equipment and vehicles.

Working capital at September 30, 1997 was $187.4 million compared to $164.7 million at June 30, 1997. This increase is primarily due to an increase in cash provided from operations, and the integration of the acquisitions of Invetech and Midwest Rubber.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Average combined short-term and long-term borrowing was $100.0 million for the three months ended September 30, 1997 and $89.4 million during the year ended June 30, 1997. The average effective interest rate on the short-term borrowings for the three months ended September 30, 1997 decreased to 6.2% from an average rate of 6.6% for the three months ended September 30, 1996 due to lower interest rates on short-term debt. The Company has $155 million of short-term lines of credit with commercial banks which provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company has an agreement with the Prudential Insurance Company of America for an uncommitted shelf facility to borrow up to $50 million in additional long-term financing, at its sole discretion, with terms ranging from seven to twenty years. The Company had $41.7 million of borrowings outstanding under short-term bank lines of credit and none under the shelf facility agreement at September 30, 1997. Unused lines of credit totaling $113.3 million are available for future short-term financing needs.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs and stock option and award programs. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 276,000 shares of its common stock for $7.8 million during the three months ended September 30, 1997.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:


                                      Increase  (Decrease)
                                     (Dollars in Thousands)

                                       Three Months Ended
                                         September 30
                                        1997 and 1996

                                   Amount            Change
                                   ------            ------
Net sales                         $ 62,477           22.1%

Cost of sales                       47,651           22.8%

Selling,distribution and
administrative expenses             15,743           25.1%

Operating income                      (917)          (8.6)%

Interest expense - net                 943           75.9%

Income before income taxes          (1,860)         (19.6)%

Income taxes                          (952)         (23.4)%

Net income                            (908)         (16.8)%


Three Months Ended September 30, 1997 and 1996
----------------------------------------------

The Company acquired Invetech effective August 1, 1997. Invetech's operations were consolidated with those of the Company as of the acquisition date. The increase in net sales, cost of sales and selling, distribution and administrative expenses from the prior year relate primarily to the operations of Invetech. During the quarter ended September 30, 1997, the Company incurred a pre-tax nonrecurring charge of $4,000 included in selling, distribution and administrative expenses for consolidation expenses and costs associated with disposal of duplicative property and other assets related to the Invetech acquisition.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Interest expense-net for the quarter increased by 75.9% primarily as a result of an increase in average borrowings related to the Invetech acquisition.

Income taxes as a percentage of income before taxes were 41.0% in the three months ended September 30, 1997 and 43.0% in the three months ended September 30, 1996. The decrease is primarily attributed to tax savings from lower effective state and local income tax rates.

As a result of the above factors, net income decreased by 16.8% compared to the same quarter of last year.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

(a) The Company incorporates by reference herein the description of the case captioned In RE: ROBERT LEE BICKHAM, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., 22nd Judicial District Court for the Parish of Washington, State of Louisiana, Case No. 70,760-E; and two related cases pending in the same court -- IDA MAE WILLIAMS, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., Case No. 72,986-F and BENNIE L. ADAMS, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., Case No. 72,154-B, -- found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1997. In November 1997, the Company was dismissed without prejudice from all of these cases.

(b) The Company also incorporates by reference herein the description of the case captioned KING BEARING, INC. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1997. The Company believes that this case will have no material adverse effect on its business or financial condition.

(c) Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a defendant in several product-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or financial condition.

ITEM 5.  Other Information.
         ------------------

(a)       Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on October 21, 1997, there were 14,680,016 shares of common stock entitled to vote. The Shareholders voted on the matters submitted to the meeting as follows:

                  1. Election of four persons to be directors of Class I for a term of three years:

                                                      For        Withheld
                                                      ---        --------

                           John C. Dannemiller     12,268,090    172,938
                           J. Michael Moore        12,138,287    302,741
                           John C. Robinson        12,268,388    172,640
                           Dr. Jerry Sue Thornton  12,137,306    303,722

                           Directors of Class II, consisting of William G. Bares, Roger D. Blackwell, Russel B. Every and John
                           J. Kahl, serve until the expiration of their term of office in 1998 and Directors of Class III, consisting of William E. Butler, Russell R. Gifford and L. Thomas Hiltz, serve until the expiration of their term of office in 1999. The Board of Directors had previously increased the authorized number of Directors constituting the entire Board from 10 to 11.

                  2. Amendment of the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 50,000,000.

                                 For               Withheld         Abstain
                                 ---               --------         -------

                              11,977,740            440,373         22,915

                  3. Amendment of the 1990 Long-Term Performance Plan to continue to qualify certain awards thereunder as "performance-based" compensation under Section 162(m) of the Internal Revenue Code.

                                 For               Withheld         Abstain
                                 ---               --------         -------

                              11,117,284          1,266,991         56,753

                  4. Ratification of the appointment by management of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1998.

                                 For               Withheld         Abstain
                                 ---               --------         -------

                              12,410,441              8,388         22,199

                  Discretionary voting was authorized as to all matters submitted. There were no broker non-votes.

(b)      Election of Officers.
         ---------------------

         At its Organizational Meeting held on October 21, 1997, the Board of Directors elected the following officers of the Company:

          John C. Dannemiller     Chairman, Chief Executive Officer & President
          John C. Robinson        Vice Chairman

          Mark O. Eisele          Vice President & Controller
          James T. Hopper         Vice President-Information Systems
          Francis A. Martins      Vice President-Sales & Field Operations
          Bill L. Purser          Vice President-Marketing &
                                          National Accounts
          Jeffrey A. Ramras       Vice President-Logistics
          Richard C. Shaw         Vice President-Communications,
                                          Organizational Learning &
                                          Quality Standards
          Robert C. Stinson       Vice President-Chief Administrative Officer,
                                          General Counsel & Secretary
          John R. Whitten         Vice President-Chief Financial Officer &
                                          Treasurer
          Fred D. Bauer           Assistant Secretary
          Jody A. Chabowski       Assistant Controller
          Michael L. Coticchia    Assistant Secretary
          Alan M. Krupa           Assistant Treasurer

(c)      3-for-2 Stock Split.
         --------------------

         On August 15, 1997, the Company's Board of Directors approved a three-for-two stock split payable on September 15, 1997 to shareholders of record on August 29, 1997.

(d)      Acquisition of INVETECH Company.
         --------------------------------

         As reported in the Company's Form 8-K filed on August 14, 1997, the Company completed the acquisition, through merger, on July 31, 1997, of INVETECH Company ("Invetech"), a Michigan corporation. In connection with the merger, all of the outstanding common stock of Invetech was exchanged for aggregate stock and cash consideration of 2,109,550 shares of Company Common Stock, without par value, and $23,444,996.


ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)      Exhibits.

                  Exhibit No.    Description

                     4(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc. (filed as Exhibit 3(a) to the Company's Registration Statement on Form S-4 filed May 23,

                                 1997, Registration No. 333-27801, and
                                 incorporated here by reference).

                     4(b) Code of Regulations of Applied Industrial Technologies, Inc. adopted September 6, 1988 (filed as Exhibit 3(b) to the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                     4(c) Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                     4(d) $80,000,000 Maximum Aggregate Principal Amount Note Purchase and Private Shelf Facility dated October 31, 1992 between the Company and The Prudential Insurance Company of America (filed as Exhibit 4(b) to the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                     4(e) Amendment to $80,000,000 Maximum Aggregate Principal Amount Note Purchase and Private Shelf Facility dated October 31, 1992 between the Company and The Prudential Insurance Company of America (filed as Exhibit 4(g) to the Company's Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-2299, and incorporated here by reference).

                     10(a) Supplemental Executive Retirement Benefits Plan covering all of the Company's executive officers (July 1, 1997 Restatement).

                     10(b) Salary Continuation Agreement between J. Michael Moore and INVETECH Company dated March 28, 1991.

                     10(c) Consulting, Noncompetition and Confidentiality Agreement between Oak Grove Consulting Group, Inc., J. Michael Moore and the Company dated July 31, 1997.

                     11          Computation of Net Income Per Share.

                     27          Financial Data Schedule.

         (b) The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 14, 1997 with respect to the Company's acquisition, through merger, of Invetech. The financial statements filed with the Form 8-K were incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-27801), effective July 22, 1997, and are listed therein.

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

                  Important risk factors include, but are not limited to, the following: changes in the economy; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product; changes in operating expenses; the effect of price increases; the variability and timing of business opportunities including acquisitions, customer agreements, supplier authorizations and other business strategies; the Company's ability to realize the anticipated benefits of acquisitions; the incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods and accidents).

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

                                         APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                         (Company)


Date:  November 13, 1997                 By:  /s/ John C. Dannemiller
                                              -------------------------------
                                                  John C. Dannemiller
                                                  Chairman, Chief Executive
                                                  Officer & President

Date:  November 13, 1997                 By:  /s/ John R. Whitten
                                              -------------------------------
                                                  John R. Whitten
                                                  Vice President-Chief Financial
                                                  Officer & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

EXHIBIT NO.               DESCRIPTION                                      PAGE

      4(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc. (filed as
                Exhibit 3(a) to the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

      4(b)      Code of Regulations of Applied Industrial
                Technologies, Inc., adopted September 6, 1988 (filed as Exhibit 3(b) to the Company's Registration
                Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

      4(c) Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

      4(d) $80,000,000 Maximum Aggregate Principal Amount Note Purchase and Private Shelf Facility dated October 31, 1992 between the Company and The Prudential Insurance Company of America (filed as Exhibit 4(b) to the Company's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

      4(e) Amendment to $80,000,000 Maximum Aggregate Principal Amount Note Purchase and Private Shelf Facility dated October 31, 1992 between the Company and The Prudential Insurance Company of America (filed as
                Exhibit 4(g) to the Company's Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-2299, and incorporated here by reference).

      10(a)     Supplemental Executive Retirement Benefits Plan
                covering all of the Company's executive officers
                (July 1, 1997 Restatement).                            Attached

      10(b)     Salary Continuation Agreement between J. Michael
                Moore and INVETECH Company dated March 28, 1991.       Attached

      10(c)     Consulting, Noncompetition and Confidentiality
                Agreement between Oak Grove Consulting Group, Inc.,
                J. Michael Moore and the Company dated July 31,
                1997.                                                  Attached


      11        Computation of Net Income Per Share.                   Attached

      27        Financial Data Schedule.                               Attached