Form 10-Q
period 1997-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1998-02-17
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         DECEMBER 31, 1997          .
                                 ----------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to  ____________

                          Commission File Number 1-2299
                                                 -------


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

Yes    X      No
     -----       -----

Shares of common stock outstanding on   January 31, 1998             22,047,962
                                        ---------------------------------------
                                                                 (No par value)

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                      -------------------------------------
                                      INDEX




--------------------------------------------------------------------

                                                                                          Page No.
    Part I:    FINANCIAL INFORMATION

             Item 1:     Financial Statements

                         Statements of Consolidated Income -                                 2
                         Three Months and Six Months
                         Ended December 31, 1997 and  1996

                         Consolidated Balance Sheets -                                       3
                         December 31, 1997 and June 30, 1997

                         Statements of Consolidated Cash Flows                               4
                         Six Months Ended December 31, 1997 and 1996

                         Statements of Consolidated Shareholders' Equity -                   5
                         Six Months Ended December 31, 1997 and
                         Year Ended June 30, 1997

                         Notes to Consolidated Financial Statements                        6 - 10


             Item 2:    Management's Discussion and Analysis of                           11 - 15
                         Financial Condition and Results of Operations


    Part II:    OTHER INFORMATION                                                            16

             Item 1:    Legal Proceedings                                                    16

             Item 4:    Submission of Matters to a Vote of Security Holders                  16

             Item 5:    Other Information                                                    16

             Item 6:     Exhibits and Reports on  Form 8-K                                   16


    Signatures                                                                               18

PART I:                  FINANCIAL INFORMATION
ITEM I:                  Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


--------------------------------------------------------------------------------



                                           Three Months Ended                  Six Months Ended
                                               December 31                         December 31
                                         1997              1996              1997             1996
                                      ---------------------------         ---------------------------


Net Sales                             $ 368,623         $ 274,992         $ 713,349         $ 557,241
                                      ---------         ---------         ---------         ---------

Cost and Expenses
  Cost of sales                         273,573           200,025           529,999           408,800
  Selling, distribution and
    administrative                       80,786            63,265           159,278           126,014
                                      ---------         ---------         ---------         ---------
                                        354,359           263,290           689,277           534,814
                                      ---------         ---------         ---------         ---------
Operating Income                         14,264            11,702            24,072            22,427
                                      ---------         ---------         ---------         ---------

Interest
  Interest expense                        2,365             1,595             4,829             3,156
  Interest income                          (200)             (253)             (478)             (571)
                                      ---------         ---------         ---------         ---------
                                          2,165             1,342             4,351             2,585
                                      ---------         ---------         ---------         ---------

Income Before Income Taxes               12,099            10,360            19,721            19,842
                                      ---------         ---------         ---------         ---------

Income Taxes
  Federal                                 3,767             3,704             6,497             6,959
  State and local                           618               653             1,013             1,475
                                      ---------         ---------         ---------         ---------
                                          4,385             4,357             7,510             8,434
                                      ---------         ---------         ---------         ---------

Net Income                            $   7,714         $   6,003         $  12,211         $  11,408
                                      =========         =========         =========         =========

Net Income per share - Basic          $    0.36         $    0.32         $    0.58         $    0.62
                                      =========         =========         =========         =========

Net Income per share - Diluted        $    0.35         $    0.32         $    0.57         $    0.61
                                      =========         =========         =========         =========

Cash dividends per common
  share                               $    0.12         $    0.11         $    0.23         $    0.20
                                      =========         =========         =========         =========


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

--------------------------------------------------------------------------------

                                                                      December 31        June 30
                                                                         1997              1997
                                                                      ------------      ---------
                                                                     (Unaudited)
                                          Assets
Current assets
    Cash and temporary investments                                    $  14,284         $  22,405
    Accounts receivable, less allowance
     of $3,714 and $2,400                                               174,686           153,080
    Inventories  (at LIFO)                                              189,469           103,069
    Other current assets                                                 15,269             6,905
                                                                      ---------         ---------
Total current assets                                                    393,708           285,459
                                                                      ---------         ---------
Property - at cost
    Land                                                                 13,346            12,281
    Buildings                                                            73,545            66,157
    Equipment                                                            78,909            81,132
                                                                      ---------         ---------
                                                                        165,800           159,570
    Less accumulated depreciation                                        62,854            68,809
                                                                      ---------         ---------
Property - net                                                          102,946            90,761
                                                                      ---------         ---------
Goodwill                                                                 52,170             5,604
Other assets                                                             17,867            12,290
                                                                      ---------         ---------

  TOTAL ASSETS                                                        $ 566,691         $ 394,114
                                                                      =========         =========

                          Liabilities and Shareholders' Equity
Current liabilities
    Notes payable                                                     $  78,712         $  25,415
    Current portion of long-term debt                                    19,429            11,429
    Accounts payable                                                     77,804            49,469
    Compensation and related benefits                                    20,725            19,025
    Other accrued liabilities                                            22,579            15,398
                                                                      ---------         ---------
Total current liabilities                                               219,249           120,736
Long-term debt                                                           45,714            51,428
Other liabilities                                                        27,321            14,366
                                                                      ---------         ---------
    TOTAL LIABILITIES                                                   292,284           186,530
                                                                      ---------         ---------

Shareholders' Equity
Preferred Stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,095 and 20,931 shares issued                  10,000            10,000
Additional paid-in capital                                               79,548            10,311
Income retained for use in the business                                 223,871           216,642
Less 2,183 and 2,310 treasury shares -
    at cost                                                             (26,532)          (22,983)
Less shares held in trust for
    deferred compensation plans                                          (6,552)           (5,436)
Less unearned restricted common
    stock compensation                                                   (5,928)             (950)
                                                                      ---------         ---------
    TOTAL SHAREHOLDERS' EQUITY                                          274,407           207,584
                                                                      ---------         ---------

    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                          $ 566,691         $ 394,114
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


                                                                                               Six Months Ended
                                                                                                  December 31
                                                                                 ------------------------------------------
                                                                                           1997                 1996

---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                      $         12,211       $        11,408
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
       Depreciation                                                                            7,692                 6,829
       Provision for losses on accounts receivable                                               989                 1,048
       Gain on sale of property                                                                 (250)                 (143)
       Amortization of restricted common stock
           compensation and goodwill                                                           2,310                   383
       Treasury shares contributed to employee
           benefit plans                                                                       2,597                 1,914
       Changes in current assets and liabilities, net of
         effects from acquisition and disposal of
         businesses:
           Accounts receivable                                                                18,791                14,995
           Inventories                                                                       (35,475)              (11,176)
           Other current assets                                                                5,025                (1,929)
           Accounts payable and accrued expenses                                             (13,169)              (16,021)
       Other - net                                                                               576                   868
---------------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                      1,297                 8,176
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                       (11,008)               (6,636)
    Proceeds from property sales                                                               2,373                 1,657
    Net cash paid for acquisition of businesses                                              (33,809)
    Proceeds from sale of Aircraft Division                                                                          9,090
    Deposits and other                                                                        (1,928)                3,745
---------------------------------------------------------------------------------------------------------------------------
Net Cash (used in) provided by Investing Activities                                          (44,372)                7,856
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings (repayments) under
       Line-of-credit agreements                                                              53,297                (4,950)
    Long-term debt repayments                                                                 (6,361)               (5,714)
    Exercise of stock options                                                                    791                   264
    Dividends paid                                                                            (4,982)               (3,724)
    Purchase of treasury shares                                                               (7,791)               (4,269)
---------------------------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities                                           34,954               (18,393)
---------------------------------------------------------------------------------------------------------------------------
Decrease in cash and temporary
    investments                                                                               (8,121)               (2,361)
Cash and temporary investments
    at beginning of period                                                                    22,405                 9,243
---------------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                $         14,284       $         6,882
===========================================================================================================================

Supplemental Cash Flow Information Cash paid during the period for:
     Income taxes                                                                   $          6,098       $         9,425
     Interest                                                                       $          4,607       $         3,418

Significant noncash investing activity:
     Issuance of common stock for the
       acquisition of Invetech Company                                              $         63,374

See notes to consolidated financial statements.

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              ------------------------------------------------------
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
             For the Six Months Ended December 31, 1997 (Unaudited)
                          and Year Ended June 30, 1997
                     (Thousands, except per share amounts )



                                           Shares of                             Income                  Shares Held in
                                             Common               Additional    Retained      Treasury      Trust for
                                             Stock       Common    Paid-in     for Use in      Shares       Deferred
                                          Outstanding    Stock     Capital    the Business   - at Cost  Compensation Plans
---------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1996                       18,566    $ 10,000    $ 7,528   $  197,232     $ (21,260)     $ (3,008)
  Net income                                                                      27,092
  Cash dividends - $.41 per share                                                 (7,682)
  Purchase of common stock
    for treasury                                (249)                                           (4,568)
  Treasury shares issued for:
    Retirement Savings Plan contributions        164                  1,809                      1,568
    Exercise of stock options                     78                    342                        747
    Deferred compensation plans                   53                    532                        463          (995)
    Restricted common stock awards                 9                     68                         67
  Amortization of restricted common
    stock compensation                                                   32
  Increase in fair value of shares
     held in trust                                                                                            (1,433)
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                      18,621      10,000     10,311      216,642       (22,983)       (5,436)
  Net income                                                                      12,211
  Cash dividends - $.23 per share                                                 (4,982)
  Purchase of common stock
    for treasury                                (276)                                           (7,791)
  Issuance of common stock for the
    acquisition of Invetech Company            3,165                 63,374
  Treasury shares issued for:
    Retirement Savings Plan contributions         88                  1,613                        984
    Exercise of stock options                     70                      5                        786
    Deferred compensation plans                   22                    364                        212          (576)
    Restricted common stock awards               222                  3,881                      2,260
  Amortization of restricted common
    stock compensation
  Increase in fair value of shares
     held in trust                                                                                              (540)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                  21,912    $ 10,000   $ 79,548     $223,871     $ (26,532)     $ (6,552)
===========================================================================================================================

                                          Unearned
                                          Restricted      Total
                                         Common Stock  Shareholders'
                                         Compensation     Equity
------------------------------------------------------------------------
Balance at July 1, 1996                   $ (1,200)     $ 189,292
  Net income                                               27,092
  Cash dividends - $.41 per share                          (7,682)
  Purchase of common stock
    for treasury                                           (4,568)
  Treasury shares issued for:
    Retirement Savings Plan contributions                   3,377
    Exercise of stock options                               1,089
    Deferred compensation plans
    Restricted common stock awards            (135)
  Amortization of restricted common
    stock compensation                         385            417
  Increase in fair value of shares
     held in trust                                         (1,433)
--------------------------------------------------------------------
Balance at June 30, 1997                      (950)       207,584
  Net income                                               12,211
  Cash dividends - $.23 per share                          (4,982)
  Purchase of common stock
    for treasury                                           (7,791)
  Issuance of common stock for the
    acquisition of Invetech Company                        63,374
  Treasury shares issued for:
    Retirement Savings Plan contributions                   2,597
    Exercise of stock options                                 791
    Deferred compensation plans
    Restricted common stock awards          (6,141)
  Amortization of restricted common
    stock compensation                       1,163          1,163
  Increase in fair value of shares
     held in trust                                           (540)
--------------------------------------------------------------------
Balance at December 31, 1997              $ (5,928)     $ 274,407
====================================================================


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)

--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997 and June 30, 1997, and the results of operations for the three months and six months ended December 31, 1997 and 1996, and cash flows for the six months ended December 31, 1997 and 1996.

         The results of operations for the three and six-month periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.


2.       NET INCOME PER SHARE

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. All prior amounts have been restated to conform to the basic and diluted presentation. The impact to previously reported earnings per share amounts is not significant.

         All share and per share data have also been restated to reflect a three for two stock split effective September 15, 1997.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

The following is a computation of the basic and diluted earnings per share:


                                                                    Three Months Ended      Six Months Ended
                                                                       December 31               December 31
                                                                 1997          1996         1997          1996
                                                               ---------------------------------------------------

Net Income
----------

Net income as reported in statements of
consolidated income                                               $7,714        $6,003      $12,211       $11,408
                                                               ===================================================

Average Shares Outstanding
--------------------------

Weighted average common shares outstanding for basic
computation                                                       21,604        18,496       21,130        18,494

Dilutive effect of:
              Stock options                                          357           209          353           211
              Performance Accelerated
                 Restricted Stock (PARS)                              55            47           51            47
                                                               ---------------------------------------------------


Adjusted average common shares outstanding for
diluted computation                                               22,016        18,752       21,534        18,752
                                                               ===================================================

Net Income Per Share
--------------------

Net income per common share - basic                                $0.36         $0.32        $0.58         $0.62
                                                               ===================================================

Net income per common share - diluted                              $0.35         $0.32        $0.57         $0.61
                                                               ===================================================

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

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

         The Company accounted for the acquisition as a purchase and has included Invetech's results of operations from the effective date of the acquisition. The Company incurred a pre-tax nonrecurring charge of $4,000 in the quarter ending December 31, 1997 for consolidation expenses and costs associated with disposal of duplicative property and other assets. The purchase price was allocated based on estimated fair values at the date of acquisition. Goodwill representing the excess of the purchase price over assets acquired of $35,840 is being amortized on a straight-line basis over 30 years.

         The following table summarizes the unaudited consolidated pro forma results of operations, as if the acquisition had occurred at the beginning of the following periods:


                                                                 Six Months Ended December 31
                                                                   1997                  1996
                                                                   ----                  ----
                                                                        (Unaudited)
                      Net sales                                  $738,488              $711,743
                      Income before income taxes                   18,806                22,028
                      Net income                                   11,662                13,185
                      Net income per share-basic                      .54                   .61
                      Net income per share-diluted                    .53                   .60

         The unaudited pro forma amounts include the pre-tax nonrecurring charge of $4,000 for the six months ended December 31, 1997.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------

         On August 29, 1997 the Company acquired certain assets of Midwest Rubber and Supply Company, a rubber fabrication and repair shop for $2,383 in cash. The Company accounted for the acquisition as a purchase and has included their results of operations in the accompanying consolidated financial statements from the acquisition date. Results of operations are not material for all periods presented. Goodwill recognized in connection with the acquisition is being amortized over 15 years.

         During the quarter ended December 31, 1997 the Company acquired the stock of Air and Hydraulics Engineering, Inc. and Power Hydraulics, Inc., distributors of hydraulic, pneumatic and electro-hydraulic components, systems and related fluid power engineering services, for a total of $8,486. The acquisitions of these businesses were accounted for as purchases and their results of operations are included in the accompanying consolidated financial statements from their respective acquisition dates. Results of operations for these acquisitions are not material for all periods presented. Goodwill recognized in connection with these combinations is being amortized over 15 years.

4.       LONG-TERM DEBT

         In connection with the Invetech acquisition, the Company assumed an $8,000 bank term loan, at an interest rate of 5.97%, payable in December 1998.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------

5.       SUBSEQUENT EVENTS

         In January 1998 the Company borrowed $50,000 of long-term debt under a shelf facility agreement with The Prudential Insurance Company of America. Proceeds from these 6.6% Senior Unsecured Term Notes were used to repay short-term debt. Interest is payable quarterly. The principal amount is to be paid in December 2007.

         In January 1998 the Company acquired the stock of Associated Bearings Company, a distributor of bearings, power transmission products and industrial supplies, for 123 shares of stock and $1,409 in cash. The Company will account for the acquisition as a purchase.

         On January 15, 1998 the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred share purchase Right for each outstanding share of Company common stock held of record as of February 2, 1998. The rights become exercisable only if a person or group acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer for 20% or more of the Company's common stock, unless the tender or exchange offer is for all outstanding shares of the Company upon terms determined by the Company's continuing directors to be in the best interests of the Company and its shareholders. When exercisable, the Rights would entitle the holders (other than the acquirer) to buy shares of the Company's common stock having a market value equal to two times the Right's exercise price or, in certain circumstances, to buy shares of the acquiring company having a market value equal to two times the Right's exercise price.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               For Quarter and Six Months Ended December 31, 1997
--------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at December 31, 1997 and June 30, 1997, and (2) results of operations during the periods included in the accompanying statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------
Cash provided by operating activities was $1.3 million in the six months ended December 31, 1997. This compares to $8.2 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income and controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the six- month period ended December 31, 1997 inventories (excluding inventories purchased in the Invetech transaction and other acquisitions) increased approximately $35.5 million due to timing of purchases relating to the calendar year end. Accounts receivable, exclusive of receivables acquired in the Invetech transaction and other acquisitions, decreased by $18.8 million due to improved collections and traditionally lower sales during the first six-month period of our fiscal year as compared to the last six months of the year.

Investments in property totaled $11.0 million and $6.6 million in the six months ended December 31, 1997 and 1996 respectively. These capital expenditures were primarily made for building and upgrading branch and distribution center facilities, and acquiring data processing equipment and vehicles.

In January 1998 the Company entered into an agreement to build a new distribution center in the city of Corona, California, in the greater Los Angeles area. Construction on this 160,000 square foot facility is expected to begin shortly and be completed by December 1998. This build-to-suit facility will be leased by the Company under a 10 year lease which is expected to be accounted for as an operating lease. The Company is planning to move out of its current Corona Distribution Center and into the new facility upon expiration of its current lease at the end of November 1998.

Working capital at December 31, 1997 was $174.5 million compared to $164.7 million at June 30, 1997. This increase is primarily due to the acquisition of Invetech and other companies.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Capital Resources
-----------------
Capital resources are obtained from income retained in the business, indebtedness under the Company's lines of credit and long-term debt agreements, and operating lease arrangements. Average combined short-term and long-term borrowing was $107.9 million for the six months ended December 31, 1997 and $89.4 million during the year ended June 30, 1997. The average effective interest rate on the short-term borrowings for the six months ended December 31, 1997 decreased to 6.0% from an average rate of 6.4% for the six months ended December 31, 1996 due to lower interest rates on short-term debt. The Company has $155 million of short-term lines of credit with commercial banks that provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company had $78.7 million of borrowings outstanding under short-term bank lines of credit on December 31, 1997. Unused lines of credit totaling $76.3 million are available for future short-term financing needs. In January 1998 the Company borrowed $50 million at a 6.6% interest rate with a ten-year term under a previously unused $50 million shelf facility agreement in place with The Prudential Insurance Company of America.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs and stock option and award programs. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 276,000 shares of its common stock for $7.8 million during the six months ended December 31, 1997.

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

Year 2000 Issue
---------------

                  The Company has constituted a Year 2000 executive task force. This task force will meet monthly and report directly to the Audit Committee of the Board of Directors. The executive task force is made up of representatives from all key management areas of the Company and will review not only activities relative to its own internal operating systems, but also Year 2000 issues as they relate to suppliers and customers. A program office has been set up to monitor the detailed written plans submitted by the management areas relative to actions, time schedules, resources and costs. Additionally, the Company is in the process of retaining an outside Year 2000 consultant to provide the executive task force and the Audit Committee with an independent assessment of the Company's Year 2000 efforts. The Company expects that the initial draft of the detailed plan will be prepared by the end of its third quarter ending March 31, 1998. Thereafter, the Company will be in a position to make a reasonable estimate of the costs and uncertainties associated with Year 2000 issues. The Company expects that the actions outlined above will significantly reduce the likelihood that Year 2000 issues would have a material adverse effect on the Company's business, financial condition or results of operations.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                                    Increase  (Decrease)
                                                  (Dollars in Thousands Except per Share Amounts)

                                                        Three Months Ended                  Six Months Ended
                                                           December 31                          December 31
                                                          1997 and 1996                        1997 and 1996
                                                    Amount              Change           Amount              Change
                                                    ------              ------           ------              ------
Net sales                                           $93,631              34.0%          $156,108              28.0%

Cost of sales                                        73,548              36.8%           121,199              29.6%

Selling,distribution and
administrative expenses                              17,521              27.7%            33,264              26.4%

Operating income                                      2,562              21.9%             1,645               7.3%

Interest expense - net                                  823              61.3%             1,766              68.3%

Income before income taxes                            1,739              16.8%             (121)              (.6%)

Income taxes                                             28                .6%             (924)            (11.0%)

Net income                                            1,711              28.5%               803               7.0%

Net income per share - diluted                          .03               9.4%             (.04)             (6.6%)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Three Months Ended December 31, 1997 and 1996
---------------------------------------------

The increase in net sales, cost of sales and selling, distribution and administrative expenses from the prior year relate primarily to the operations of Invetech. Gross profit as a percentage of sales decreased to 25.8% from 27.3%. These decreases primarily relate to higher freight costs, lower purchase allowances and changes in the product mix due to the Invetech acquisition.

Selling, distribution and administrative expenses as a percent of sales, decreased to 21.9% from 23.0% The decrease was primarily from lower compensation costs and data processing expense and additional gains on the sale of assets offset by increases in employee benefits and additional outsourcing expenses as a percent of sales.

Interest expense-net for the quarter increased by 61.3% primarily as a result of an increase in average borrowings related to the Invetech acquisition.

Income taxes as a percentage of income before taxes were 36.2% in the quarter ended December 31, 1997 and 42.0% in the quarter ended December 31, 1996. The decrease is primarily attributed to tax savings from lower effective state and local income tax rates and adjustment of the tax liability accounts from a change in estimates. As a result of the above factors, net income increased by 28.5% compared to the same quarter of last year.

Net income per share - diluted increased by 9.4% due to the impact of increased net income and increases in the number of shares outstanding primarily from the acquisition of Invetech in August 1997.

Six Months Ended December 31, 1997 and 1996
-------------------------------------------

The Company acquired Invetech effective August 1, 1997. Invetech's operations were consolidated with those of the Company as of the acquisition date. The increase in net sales, cost of sales and selling, distribution and administrative expenses from the prior year relate primarily to the operations of Invetech. During the period ended December 31, 1997, the Company incurred a pre-tax nonrecurring charge of $4,000 included in selling, distribution and administrative expenses for consolidation expenses and costs associated with disposal of duplicative property and other assets related to the Invetech acquisition.

Gross profit as a percent of sales was 25.7% compared to 26.6%. These decreases primarily relate to higher freight costs, lower purchase allowances and changes in the product mix due to the Invetech acquisition.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Selling, distribution and administrative expenses, as a percent of sales, decreased to 22.3% compared to 22.6%. The decrease was primarily due to lower compensation costs, data processing expenses and capitalized warehousing costs offset by the restructuring charge.

Interest expense-net for the period increased by 68.3% primarily as a result of an increase in average borrowings related to the Invetech acquisition.

Income taxes as a percentage of income before taxes were 38.1% in the six months ended December 31, 1997 and 42.5% in the six months ended December 31, 1996. The decrease is primarily attributed to tax savings from lower effective state and local income tax rates and adjustments to the tax liability accounts from a change in estimate.

As a result of the above factors, net income increased by 7.0% compared to the same period last year.

Net income per share - diluted decreased by 6.6% due to the impact of the 7.0% increase in net income and primarily from the issuance of 3.2 million shares for the acquisition of Invetech in August 1997.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
-------------------------------------------------------------------

Management's discussion and analysis contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved.

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product; changes in operating expenses; the effect of price increases; the variability and timing of business opportunities including acquisitions, customer agreements, supplier authorizations and other business strategies; the Company's ability to realize the anticipated benefits of acquisitions; the Company's ability to complete, in a timely manner and within cost estimates, its Year 2000 project; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods and accidents).

PART II.           OTHER INFORMATION

ITEM 1.            Legal Proceedings.
                   -----------------


(a) The Company incorporates by reference herein the description of the case captioned KING BEARING, INC. V. CARYL EDMUND ORANGES, ET AL., Superior Court of the State of California, County of Orange, Case No. 53-42-31 found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1997. The Company believes that this case will have no material adverse effect on its business or financial condition.

(b) Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a defendant in several product-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or financial condition.

ITEM 4.            Submission of Matters to a Vote of Security Holders.
                   ----------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on October 21, 1997, the Shareholders (i) elected John C. Dannemiller, J. Michael Moore, John C. Robinson and Dr. Jerry Sue Thornton as Directors of Class I for a term expiring in 2000, (ii) adopted an amendment to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of Common Stock, without par value, to 50,000,000, (iii) adopted an amendment to the Company's 1990 Long-Term Performance Plan, and (iv) ratified the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1998. Substantially the same information was previously reported in Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 1997.

ITEM 5.            Other Information.
                   ------------------

         On February 2, 1998, John C. Robinson, Vice Chairman of the Company, died of cancer at the age of 55 after over 30 years of service to the Company.

ITEM 6.            Exhibits and Reports on Form 8-K.
                   ---------------------------------

(a)      Exhibits.
         ---------

                  Exhibit No.               Description
                  -----------               -----------

                     4(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on November 5, 1997.

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

                    10(a)                   1997 Long-Term Performance Plan.

                    10(b) Description of Life Insurance and Accidental Death and Dismemberment Insurance programs for executive officers.

                     10(c) Description of Long-Term Disability Insurance program for executive officers.

                     10(d) Schedule pursuant to Instruction 2 of Item 601(a) of Regulation S-K identifying the directors and executive officers executing
                                            Director and Officer Indemnification
                                            Agreements.

                     10(e) Schedule pursuant to Instruction 2 of Item 601(a) of Regulation S-K identifying the executive officers who have signed an Executive
                                            Severance Agreement and setting
                                            forth the material details in which
                                            the agreements differ from the form
                                            of agreement filed as Exhibit 4(b)
                                            to the Company's Registration
                                            Statement on Form S-4 filed May 23,
                                            1997, Registration No. 333-27801.

                     11                     Computation of Net Income Per Share.

                     27                     Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1997.


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

                               APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                               (Company)


Date: February 16, 1998        By:      /s/ John R. Whitten
                                  ---------------------------------------
                                        John R. Whitten
                                        Vice President-Chief Financial Officer &
                                        Treasurer

Date: February 16, 1998        By:      /s/ Mark O. Eisele
                                  ---------------------------------------
                                        Mark O. Eisele
                                        Vice President & Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1997

         EXHIBIT NO.                        DESCRIPTION                                       PAGE

                  4(a)     Amended and Restated Articles of Incorporation of
                           Applied Industrial Technologies, Inc., as amended on
                           November 5, 1997.                                                Attached

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

                  10(a)    1997 Long-Term Performance Plan.                                 Attached

                  10(b)    Description of Life Insurance and Accidental Death
                           and Dismemberment Insurance programs for executive
                           officers.                                                        Attached

                  10(c)    Description of Long-Term Disability Insurance
                           program for executive officers.                                  Attached

                  10(d)    Schedule pursuant to Instruction 2 of Item 601(a) of
                           Regulation S-K identifying the directors and
                           executive officers executing director and officer
                           indemnification agreements.                                      Attached

                  10(e)    Schedule pursuant to Instruction 2 of Item 601(a) of
                           Regulation S-K identifying the executive officers who
                           have signed an Executive Severance Agreement and
                           setting forth the material details in which the
                           agreements differ from the form of agreement filed as
                           Exhibit 4(b) to the Company's Registration Statement
                           on Form S-4 filed May 23, 1997, Registration No.
                           333-27801.                                                       Attached

                  11       Computation of Net Income Per Share.                             Attached

                  27       Financial Data Schedule.                                         Attached