Form 10-Q
period 1998-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1998-05-15
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 1998
                              -----------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to  ____________

                      Commission File Number  1-2299
                                            ----------

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

       Registrant's telephone number, including area code: (216) 426-4000
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------        -------

Shares of common stock outstanding on   April 30, 1998               22,067,009
                                        ---------------------------------------
                                                                  (No par value)

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                      -------------------------------------
                                      INDEX

--------------------------------------------------------------------------------------------------------------------
                                                                                                                       Page No.
                Part I:    FINANCIAL INFORMATION

                         Item 1:     Financial Statements

                                     Statements of Consolidated Income -                                                   2
                                     Three Months and Nine Months
                                     Ended March 31, 1998 and  1997

                                     Consolidated Balance Sheets -                                                         3
                                     March 31, 1998 and June 30, 1997

                                     Statements of Consolidated Cash Flows                                                 4
                                     Nine Months Ended March 31, 1998 and 1997

                                     Statements of Consolidated Shareholders' Equity -                                     5
                                     Nine Months Ended March 31, 1998 and
                                     Year Ended June 30, 1997

                                     Notes to Consolidated Financial Statements                                        6 - 9


                         Item 2:    Management's Discussion and Analysis of                                          10 - 15
                                     Financial Condition and Results of Operations


                Part II:    OTHER INFORMATION                                                                             16

                         Item 1:    Legal Proceedings                                                                     16

                         Item 6:     Exhibits and Reports on  Form 8-K                                                    16


                Signatures                                                                                                18

PART I:                  FINANCIAL INFORMATION
ITEM I:                  Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                      Nine Months Ended
                                                                 March 31                               March 31
                                                           1998           1997                  1998               1997
                                                         ----------------------              ----------------------------
 Net Sales                                               $393,871        $297,190            $1,107,220         $854,431
                                                         --------        --------            ----------         ---------
 Cost and Expenses
   Cost of sales                                          291,380         221,991               821,379          630,791
   Selling, distribution and
     administrative                                        85,088          62,752               244,365          188,766
                                                         --------        --------            ----------         ---------
                                                          376,468         284,743             1,065,744          819,557
                                                         --------        --------            ----------         ---------
 Operating Income                                          17,403          12,447                41,476           34,874
                                                         --------        --------            ----------         ---------
 Interest
   Interest expense                                         2,408           1,673                 7,238            4,829
   Interest income                                           (182)           (124)                 (660)            (695)
                                                         --------        --------            ----------         ---------
                                                            2,226           1,549                 6,578            4,134
                                                         --------        --------            ----------         ---------
 Income Before Income Taxes                                15,177          10,898                34,898           30,740
                                                         --------        --------            ----------         ---------
 Income Taxes
   Federal                                                  5,601           3,379                12,098           10,338
   State and local                                            461             764                 1,474            2,239
                                                         --------        --------            ----------         ---------
                                                            6,062           4,143                13,572           12,577
                                                         ---------       ---------           -----------        ---------
 Net Income                                              $  9,115        $  6,755            $   21,326         $ 18,163
                                                         ========        ========            ==========         =========
 Net Income per share - Basic                            $   0.42        $   0.37            $     1.00         $    0.98
                                                         ========        ========            ==========         =========
 Net Income per share - Diluted                          $   0.41        $   0.36            $     0.98         $    0.97
                                                         ========        ========            ==========         =========
 Cash dividends per common
   share                                                 $   0.12        $   0.11            $     0.35         $    0.31
                                                         ========        ========            ==========         =========


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                       March 31          June 30
                                                                         1998             1997
                                                                      ---------         ---------
                                                                     (Unaudited)
                                          Assets
Current assets
    Cash and temporary investments                                    $  17,698         $  22,405
    Accounts receivable, less allowance
     of $3,299 and $2,400                                               195,363           153,080
    Inventories  (at LIFO)                                              190,195           103,069
    Other current assets                                                  5,666             6,905
                                                                      ---------         ---------
Total current assets                                                    408,922           285,459
                                                                      ---------         ---------
Property - at cost
    Land                                                                 12,685            12,281
    Buildings                                                            73,577            66,157
    Equipment                                                            87,575            81,132
                                                                      ---------         ---------
                                                                        173,837           159,570
    Less accumulated depreciation                                        63,329            68,809
                                                                      ---------         ---------
Property - net                                                          110,508            90,761
                                                                      ---------         ---------
Goodwill                                                                 54,932             5,604
Other assets                                                             17,185            12,290
                                                                      ---------         ---------
  TOTAL ASSETS                                                        $ 591,547         $ 394,114
                                                                      =========         =========
                          Liabilities and Shareholders' Equity
Current liabilities
    Notes payable                                                     $  21,132         $  25,415
    Current portion of long-term debt                                    19,429            11,429
    Accounts payable                                                     96,840            49,469
    Compensation and related benefits                                    22,854            19,025
    Other accrued liabilities                                            22,276            15,398
                                                                      ---------         ---------
Total current liabilities                                               182,531           120,736
Long-term debt                                                           95,714            51,428
Other liabilities                                                        28,427            14,366
                                                                      ---------         ---------
    TOTAL LIABILITIES                                                   306,672           186,530
                                                                      ---------         ---------
Shareholders' Equity
Preferred Stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,095 and 20,931 shares issued                  10,000            10,000
Additional paid-in capital                                               81,412            10,311
Income retained for use in the business                                 230,340           216,642
Less 2,051 and 2,310 treasury shares -
    at cost                                                             (25,036)          (22,983)
Less shares held in trust for
    deferred compensation plans                                          (6,853)           (5,436)
Less unearned restricted common
    stock compensation                                                   (4,988)             (950)
                                                                      ---------         ---------
    TOTAL SHAREHOLDERS' EQUITY                                          284,875           207,584
                                                                      ---------         ---------
    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                          $ 591,547         $ 394,114
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

                                                                                                          Nine Months Ended
                                                                                                               March 31
                                                                                                       ----------------------
                                                                                                       1998             1997
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                                       $ 21,326         $ 18,163
    Adjustments to reconcile net income to cash provided by
      (used in) operating activities:
       Depreciation                                                                                    11,798           10,178
       Amortization of goodwill and restricted common
           stock compensation                                                                           3,345              606
       Provision for losses on accounts receivable                                                      1,465              599
       Gain on sale of property                                                                          (574)            (399)
       Treasury shares contributed to employee
           benefit plans                                                                                3,261            2,502
       Changes in current assets and liabilities, net of
         effects from acquisition and disposal of
         businesses:
           Accounts receivable                                                                             20             (426)
           Inventories                                                                                (32,686)           3,765
           Other current assets                                                                         4,815           (4,792)
           Accounts payable and accrued expenses                                                       (1,067)          (3,637)
       Other - net                                                                                        650              938
------------------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                              12,353           27,497
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                                (26,126)         (10,855)
    Proceeds from property sales                                                                        6,536            3,068
    Net cash paid for acquisition of businesses                                                       (31,328)
    Proceeds from sale of Aircraft Division                                                                              9,090
    Deposits and other                                                                                  9,193            1,976
------------------------------------------------------------------------------------------------------------------------------
Net Cash (used in) provided by Investing Activities                                                   (41,725)           3,279
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net repayments under Line-of-credit
       agreements                                                                                      (4,283)          (9,159)
    Long-term debt borrowings                                                                          50,000
    Long-term debt repayments                                                                          (6,361)          (5,714)
    Exercise of stock options                                                                             938              510
    Dividends paid                                                                                     (7,628)          (5,701)
    Purchase of treasury shares                                                                        (8,001)          (4,434)
------------------------------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities                                                    24,665          (24,498)
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease ) in cash and temporary
    investments                                                                                        (4,707)           6,278
Cash and temporary investments
    at beginning of period                                                                             22,405            9,243
------------------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                                 $ 17,698         $ 15,521
==============================================================================================================================
Supplemental Cash Flow Information Cash paid during the period for:
     Income taxes                                                                                    $ 10,997         $ 16,740
     Interest                                                                                        $  7,171         $  5,161

Significant noncash investing activity:
     Issuance of common stock for the acquisition of Invetech Company                                $ 63,374


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
              For the Nine Months Ended March 31, 1998 (Unaudited)
                          and Year Ended June 30, 1997
                     (Thousands, except per share amounts )

                                                                                                          Income
                                                              Shares of                   Additional     Retained    Treasury
                                                             Common Stock      Common       Paid-in     for Use in    Shares
                                                             Outstanding       Stock        Capital     the Business -at Cost
------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1996                                         18,566       $ 10,000       $ 7,528     $ 197,232   $ (21,260)
    Net income                                                                                             27,092
    Cash dividends - $.41 per share                                                                        (7,682)
    Purchase of common stock
      for treasury                                                (249)                                                (4,568)
    Treasury shares issued for:
      Retirement Savings Plan contributions                        164                        1,809                     1,568
      Exercise of stock options                                     78                          342                       747
      Deferred compensation plans                                   53                          532                       463
      Restricted common stock awards                                 9                           68                        67
    Amortization of restricted common
      stock compensation                                                                         32
    Increase in fair value of shares
       held in trust
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                        18,621         10,000        10,311       216,642     (22,983)
    Net income                                                                                             21,326
    Cash dividends - $.35 per share                                                                        (7,628)
    Purchase of common stock
      for treasury                                                (284)                                                (8,001)
    Issuance of common stock for the
      acquisition of Invetech Company                            3,165                       63,374
    Treasury shares issued for:
      Retirement Savings Plan contributions                        113                        1,970                     1,291
      Exercise of stock options                                     81                           22                       916
      Deferred compensation plans                                   24                          405                       245
      Restricted common stock awards                               201                        3,560                     2,005
      Acquisition of Associated Bearings                           123                        1,770                     1,491
    Amortization of restricted common
      stock compensation

    Increase in fair value of shares
       held in trust

-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                       22,044       $ 10,000      $ 81,412     $ 230,340   $ (25,036)
=============================================================================================================================

                                                                Shares Held in        Unearned
                                                                Trust for             Restricted            Total
                                                                Deferred              Common Stock          Shareholders'
                                                                Compensation Plans    Compensation          Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1996                                          $ (3,008)             $ (1,200)              $ 189,292
    Net income                                                                                                   27,092
    Cash dividends - $.41 per share                                                                              (7,682)
    Purchase of common stock
      for treasury                                                                                               (4,568)
    Treasury shares issued for:
      Retirement Savings Plan contributions                                                                       3,377
      Exercise of stock options                                                                                   1,089
      Deferred compensation plans                                    (995)
      Restricted common stock awards                                                       (135)
    Amortization of restricted common
      stock compensation                                                                    385                     417
    Increase in fair value of shares
       held in trust                                               (1,433)                                       (1,433)
------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                           (5,436)                 (950)                207,584
    Net income                                                                                                   21,326
    Cash dividends - $.35 per share                                                                              (7,628)
    Purchase of common stock
      for treasury                                                                                               (8,001)
    Issuance of common stock for the
      acquisition of Invetech Company                                                                            63,374
    Treasury shares issued for:
      Retirement Savings Plan contributions                                                                       3,261
      Exercise of stock options                                                                                     938
      Deferred compensation plans                                    (650)
      Restricted common stock awards                                                     (5,565)
      Acquisition of Associated Bearings                                                                          3,261
    Amortization of restricted common
      stock compensation                                                                  1,527                   1,527
    Increase in fair value of shares
       held in trust                                                 (767)                                         (767)
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                        $ (6,853)             $ (4,988)              $ 284,875
========================================================================================================================


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and June 30, 1997, and the results of operations for the three months and nine months ended March 31, 1998 and 1997, and cash flows for the nine months ended March 31, 1998 and 1997.

         The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year.

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

--------------------------------------------------------------------------------

The following is a computation of the basic and diluted earnings per share:

                                                                     Three Months Ended        Nine Months Ended
                                                                          March 31                  March 31
                                                                     1998         1997          1998         1997
                                                               -----------------------------------------------------
Net Income
----------

Net income as reported in statements of
consolidated income                                                $9,115        $6,755       $21,326       $18,163
                                                               =====================================================
Average Shares Outstanding
--------------------------

Weighted average common shares outstanding for basic
computation                                                        21,776        18,412        21,343        18,467

Dilutive effect of:
              Stock options                                           297           251           325           227
              Performance Accelerated
                 Restricted Stock (PARS)                               41            53            54            53
                                                               -----------------------------------------------------
Adjusted average common shares outstanding for
diluted computation                                                22,114        18,716        21,722        18,747
                                                               =====================================================
Net Income Per Share
--------------------

Net income per common share - basic                                 $0.42         $0.37         $1.00         $0.98
                                                               =====================================================

Net income per common share - diluted                               $0.41         $0.36         $0.98         $0.97
                                                               =====================================================

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

         The following table summarizes the unaudited consolidated pro forma results of operations, as if the acquisition had occurred at the beginning of the following periods:

                                                                          Nine Months Ended March 31
                                                                          1998                  1997
                                                                          ----                  ----
                                                                                (Unaudited)
                      Net sales                                        $1,132,359            $1,092,405
                      Income before income taxes                           33,983                32,968
                      Net income                                           20,777                19,904
                      Net income per share-basic                              .96                   .92
                      Net income per share-diluted                            .94                   .90

         The unaudited pro forma amounts include the pre-tax nonrecurring charge of $4,000 for the nine months ended March 31, 1998.

         This pro forma information is not necessarily indicative of the results that actually would have been attained if the operations had been combined during the periods presented and is not intended to be a projection of future results.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Amounts in thousands) (Unaudited)
--------------------------------------------------------------------------------

         During the nine months ended March 31, 1998 the Company acquired certain assets of a rubber fabrication and repair shop, the stock of two distributors of fluid power products, and a distributor of bearings, power transmission products and industrial supplies for a total of 123 shares of Company stock and $12,278 in cash. The acquisitions of these businesses were accounted for as purchases and their results of operations are included in the accompanying consolidated financial statements from their respective acquisition dates. Results of operations for these acquisitions are not material for all periods presented. Goodwill recognized in connection with these combinations is being amortized over 15 years.

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

5.       SHAREHOLDER RIGHTS PLAN

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following is Management's discussion and analysis of certain significant factors which have affected the Company's: (1) financial condition at March 31, 1998 and June 30, 1997, and (2) results of operations and cash flows during the periods included in the accompanying statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------

Cash provided by operating activities was $12.3 million in the nine months ended March 31, 1998. This compares to $27.5 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 1997 inventories (excluding inventories purchased in the Invetech transaction and other acquisitions) increased approximately $35.5 million due to timing of purchases relating to the calendar year end. Inventories declined approximately $3.0 million from December 1997 through March 1998 and are expected to continue to decline through the remainder of the fiscal year. Accounts receivable, exclusive of receivables acquired in the Invetech transaction and other acquisitions, remained constant.

Investments in property totaled $26.1 million and $10.9 million in the nine months ended March 31, 1998 and 1997 respectively. The increases in capital expenditures were primarily made for integrating and improving facilities, data processing equipment and vehicles related to Invetech and other acquisitions.

The Company entered into an agreement to build a new 160,000 square foot distribution center in the city of Corona, California, in the greater Los Angeles area. Construction is expected to begin in the fourth quarter and be completed by the third quarter of fiscal 1999. This build-to-suit facility will be leased by the Company under a 10 year lease which is expected to be accounted for as an operating lease. The Company is planning to move out of its current Corona Distribution Center and into the new facility upon expiration of its current lease.

Working capital at March 31, 1998 was $226.4 million compared to $164.7 million at June 30, 1997. This increase is primarily due to the acquisition of Invetech and other companies, the increase in inventories and the refinancing of short term borrowings to long term debt.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Capital Resources
-----------------

Capital resources are obtained from income retained in the business, indebtedness under the Company's lines of credit and long-term debt agreements, and operating lease arrangements. Average combined short-term and long-term borrowing was $121.2 and $90.7 million for the nine months ended March 31, 1998 and 1997, respectively. The average effective interest rate on the short-term borrowings for the nine months ended March 31, 1998 decreased to 6.0% from an average rate of 6.5% for the nine months ended March 31, 1997 due to lower interest rates on short-term debt. The Company has $160 million of short-term lines of credit with commercial banks that provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company had $21.1 million of borrowings outstanding under short-term bank lines of credit on March 31, 1998. Unused lines of credit totaling $138.9 million are available for future short-term financing needs.

In January 1998 the Company borrowed $50 million at a 6.6% interest rate with a ten-year term under a previously unused $50 million shelf facility agreement in place with The Prudential Insurance Company of America. Proceeds from these notes were used to repay short term debt.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs and stock option and award programs. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 284,000 shares of its common stock for $8.0 million during the nine months ended March 31, 1998.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Year 2000 Issue
---------------

The Company's plan for assessment, remediation and replacement of those of its internal computer systems affected by the Year 2000 issue is on schedule. The Company expects all internal systems to be fully tested and compliant by the end of calendar year 1999. In addition, the Company is seeking assurances from its product and service suppliers and major customers as to their Year 2000 compliance plans. The Company's progress in completing its Year 2000 activities is overseen by an executive task force made up of representatives from all key management areas. Additionally, the Company has retained an outside Year 2000 consultant to provide an independent assessment of the Company's Year 2000 efforts. The Company expects that the actions described above will significantly reduce the likelihood that Year 2000 issues would have a material adverse effect on the Company's business, financial condition or results of operations.

Based on currently available information, the total cost of the Company's Year 2000 activities is not expected to be material to its financial condition or results of operations. If the requisite changes to the Company's systems are not made or are not completed in a timely manner, or if the Company's suppliers and customers fail to achieve Year 2000 compliance in a timely manner, then the Year 2000 issue could have a material adverse effect on the Company.

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

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                                    Increase  (Decrease)
                                                  (Dollars in Thousands Except per Share Amounts)

                                                     Three Months Ended                   Nine Months Ended
                                                          March 31                             March 31
                                                        1998 and 1997                       1998 and 1997
                                                     Amount            Change            Amount             Change
                                                     ------            ------            ------             ------
Net sales                                           $96,681              32.5%          $252,789              29.6%

Cost of sales                                        69,389              31.3%           190,588              30.2%

Selling,distribution and
administrative expenses                              22,336              35.6%            55,599              29.5%

Operating income                                      4,956              39.8%             6,602              18.9%

Interest expense - net                                  677              43.7%             2,444              59.1%

Income before income taxes                            4,279              39.3%             4,158              13.5%

Income taxes                                          1,919              46.3%               995               7.9%

Net income                                            2,360              34.9%             3,163              17.4%

Net income per share - diluted                          .05              13.9%               .01               1.0%

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Three Months Ended March 31, 1998 and 1997
------------------------------------------

The increase in net sales, cost of sales and selling, distribution and administrative expenses from the prior year relate primarily to the operations of Invetech. Gross profit as a percentage of sales increased to 26.0% from 25.3%. This increase primarily relates to a reduction in estimated year to date costs used to determine cost of sales offset by higher freight costs and changes in the product mix due to the Invetech acquisition.

Selling, distribution and administrative expenses as a percent of sales, increased to 21.6% from 21.1%. The increase was primarily from higher goodwill amortization, hospitalization and temporary employment expenses as a percent of sales.

Interest expense-net for the quarter increased by 43.7% as compared to the prior year primarily as a result of an increase in average borrowings related to Invetech and other acquisitions.

Income tax expense as a percentage of income before taxes was 39.9% in the quarter ended March 31, 1998 and 38.0% in the quarter ended March 31, 1997. Prior year amounts were lowered due to a year to date adjustment recorded in the quarter ended March 31, 1997, which lowered the effective state and local income tax rates in the prior year.

As a result of the above factors, net income increased by 34.9% compared to the same quarter of last year.

Net income per share - diluted increased by 13.9% due to the impact of increased net income partly offset by an increase in the number of shares outstanding primarily in connection with the acquisition of Invetech in August 1997.

Nine Months Ended March 31, 1998 and 1997
-----------------------------------------

The Company acquired Invetech effective August 1, 1997. Invetech's operations were consolidated with those of the Company beginning as of the acquisition date. The increases in net sales, cost of sales and selling, distribution and administrative expenses from the prior year relate primarily to the operations of Invetech. During the period ended March 31, 1998, the Company incurred a pre-tax nonrecurring charge of $4,000 included in selling, distribution and administrative expenses for consolidation expenses and costs associated with disposal of duplicative property and other assets related to the Invetech acquisition.

Gross profit as a percent of sales was 25.8% compared to 26.2%. This decrease primarily relates to higher freight costs, lower purchase allowances and changes in the product mix due to the Invetech acquisition.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Selling, distribution and administrative expenses, as a percent of sales, remained constant at 22.1%. Increases in selling, distribution and administrative expenses resulted primarily from the $4.0 million nonrecurring charge as well as other nonrecurring expenses and were offset primarily from the benefits of the consolidation of certain Invetech administrative functions.

Interest expense-net for the period increased by 59.1% as compared to the prior year primarily as a result of an increase in average borrowings related to the Invetech acquisition.

Income tax expense as a percentage of income before taxes was 38.9% in the nine months ended March 31, 1998 and 40.9% in the nine months ended March 31, 1997. The decrease is primarily attributed to tax savings from lower effective state and local income tax rates and adjustments to the tax liability accounts from a change in estimate.

As a result of the above factors, net income increased by 17.4% compared to the same period last year.

Net income per share - diluted increased by 1.0% due to the impact of the increase in net income partly offset by the issuance of 3.2 million shares for the acquisition of Invetech in August 1997.

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

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product; changes in operating expenses; the effect of price increases; the variability and timing of business opportunities including acquisitions, customer agreements, supplier authorizations and other business strategies; the Company's ability to realize the anticipated benefits of acquisitions and other business opportunities; the Company's ability to complete, in a timely manner and within cost estimates, its Year 2000 project; changes in accounting policies and practices; the effect of organizational changes within the Company; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods and accidents).

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

ITEM 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

(a)      Exhibits.
         ---------

                  Exhibit No.               Description
                  -----------               -----------

                     4(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on November 5, 1997 (filed as Exhibit 4(a) to the Company's Form 10-Q for the quarter ending December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

                     4(b) Code of Regulations of Applied Industrial Technologies, Inc.
                                            adopted September 6, 1988 (filed as
                                            Exhibit 3(b) to the Company's
                                            Registration Statement on Form S-4
                                            filed May 23, 1997, Registration No.
                                            333-27801, and incorporated here by
                                            reference).

                     4(c) Certificate of Merger of the Company and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as
                                            Exhibit 4(a) to the Company's
                                            Registration Statement on Form S-4
                                            filed May 23, 1997, Registration No.
                                            333-27801, and incorporated here by
                                            reference).

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

                    4(f) $50,000,000 Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and The Prudential Insurance Company of America.

                    10(a) Non-Qualified Deferred Compensation Agreement between the Company and
                                            J. Michael Moore.

                    10(b) Amended and Restated Change in Control Agreements between the Company and each of its executive officers.

                     27                     Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                     APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                     (Company)

Date: May 15, 1998   By:      /s/ Mark O. Eisele
                        -----------------------------------------------
                              Mark O. Eisele
                              Vice President & Controller

Date: May 15, 1998   By:      /s/ Robert C. Stinson
                        -----------------------------------------------
                              Robert C. Stinson
                              Vice President

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

        EXHIBIT NO.                         DESCRIPTION                                       PAGE
           4(a)                     Amended and Restated Articles of
                                    Incorporation of Applied Industrial
                                    Technologies, Inc., as amended on November
                                    5, 1997 (filed as Exhibit 4(a) to the
                                    Company's Form 10-Q for the quarter ending
                                    December 31, 1997, SEC File No. 1-2299, and
                                    incorporated here by reference).



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

           4(c) Certificate of Merger of the Company and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988
                                    (filed as Exhibit 4(a) to the Company's
                                    Registration Statement on Form S-4 filed May
                                    23, 1997, Registration No. 333-27801, and
                                    incorporated here by reference).

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

           4(f)                     $50,000,000 Private Shelf Agreement dated as        Attached
                                    Attached of November 27, 1996, as amended on
                                    January 30, 1998, between the Company and
                                    The Prudential Insurance Company of America.



           10(a)                    Non-Qualified Deferred Compensation                 Attached
                                    Agreement between the Company and
                                    J. Michael Moore.

           10(b)                    Amended and Restated Change in Control              Attached
                                    Agreements between the Company and
                                    each of its executive officers.

            27                      Financial Data Schedule.                            Attached

