Form 10-K405
period 1998-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1998-09-23
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 1998

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

                    ONE APPLIED PLAZA, CLEVELAND, OHIO 44115
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 426-4000.

               Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                             NAME OF EXCHANGE ON WHICH REGISTERED

       Common Stock, without par value                        New York Stock Exchange
       Preferred Stock Purchase Rights


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of the close of business on August 31, 1998:
$353,475,647.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  CLASS                      OUTSTANDING AT AUGUST 31, 1998

         Common Stock, without par value                   22,107,433


                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

                  (1) Applied Industrial Technologies, Inc. 1998 Annual Report to shareholders for the fiscal year ended June 30, 1998, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

                  (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 15, 1998, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

                                     PART I.

                                ITEM 1. BUSINESS.

         Applied Industrial Technologies, Inc. ("Applied"), directly and through its wholly owned operating subsidiaries, is engaged in the business of selling and distributing bearings, mechanical and electrical drive system products, industrial rubber products, hydraulic and pneumatic (together referred to as fluid power) products and systems, linear motion products and general maintenance and specialty repair items manufactured by others. Applied distributes its products to a wide variety of industrial customers primarily in the United States. Applied and its predecessor companies have been engaged in this business since 1923. The company was incorporated pursuant to the laws of Delaware in 1928 and reincorporated from Delaware to Ohio in 1988. Applied, formerly known as Bearings, Inc., adopted its current name as of January 1, 1997.

         (a)      GENERAL DEVELOPMENT OF BUSINESS.

         Effective August 1, 1997, Applied acquired INVETECH Company ("Invetech"), a privately held distributor of industrial components, for approximately 3.2 million shares of Applied Common Stock (as adjusted for the September 15, 1997 three-for-two stock split) and $23.4 million in cash. Invetech, together with its subsidiaries, American Bearing and Power Transmission, Inc. and Moore Bearing Company, had approximately 980 employees and revenues of $321 million in the 12 months ended June 30, 1997. All Invetech locations now operate under the Applied Industrial Technologies name.

         The Invetech acquisition extended Applied's geographic reach into Michigan and Colorado and added substantial expertise in serving the automotive industry. Invetech's experience with linear motion technology enabled Applied to establish linear motion products as a new strategic business unit in fiscal 1998. The linear motion offering has been expanded nationwide with additional products.

         Applied completed six other acquisitions in fiscal 1998 for purchase prices totaling $18.1 million: Midwest Rubber and Supply Company, a full-service rubber fabrication and repair shop in Denver; Air and Hydraulics Engineering, Inc., a fluid power distributor with locations in Birmingham and Atlanta; Power Hydraulics, Inc., a fluid power distributor in Chicago; Associated Bearings Company, an eight-branch distributor of bearings, power transmission products and industrial supplies serving Arkansas, Kansas and Missouri; Rubber Supply Company, a distributor and fabricator of industrial rubber products with branches in Salt Lake City and Elko, Nevada; and La Porte Maintenance Supply, Inc., a bearings and power transmission products distributor in La Porte, Indiana. In addition, in July 1998 Applied acquired Elect-Air Tool Co. and Fornaciari Company, distributors of pneumatic power components and hydraulic power components, respectively, each with two locations in California.

         Applied achieved ISO 9002 registration at its corporate headquarters, 34 branches and 12 shops in fiscal 1998. Additional facilities will seek registration in fiscal 1999.

         Further information regarding developments in Applied's business can be found in Applied's 1998 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 12 and 13, which is incorporated herein by reference.

         (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Applied considers its business to involve only one industry segment.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS.

         Products. Applied engages in the distribution and sale of ball, roller, mounted and plane bearings, mechanical and electrical drive system products, industrial rubber products, fluid power products and systems, linear motion and position control products and general maintenance and specialty items used in connection with the foregoing such as seals, sealants, fluid sealing, "O" rings, retaining rings, adhesives, lubricants, maintenance tools and equipment, and safety and hygiene products. Although Applied does not generally manufacture the products that it sells, it does assemble certain products and perform product-related services as described below in "Services".

         Applied is a non-exclusive distributor for numerous manufacturers of the products that it sells. The following are the principal product lines distributed by Applied:

         - Bearings. American, Barden, Dodge, FAG, INA, Kaydon, Link-Belt, McGill, MRC, Rexnord, Sealmaster, SKF, Symmco, Timken and Torrington/Fafnir.

         - Drive Systems. Baldor, Boston Gear, Browning, Control Techniques, Falk, Foote Jones, Jeffrey, Kop-Flex, Lovejoy, Martin, Morse, Reliance/Dodge, Rexnord/Link-Belt, Saftronics, Sumitomo, U.S. Electrical Motors and Winsmith.

         - Industrial Rubber. Aeroquip, Dixon, Flexco, Fusion, Gates, Goodyear, Habasit, Scandura, Siegling and Weatherhead.

         - Fluid Power. Bimba, Bosch, Dana, Denison, Donaldson, Eaton Char-Lynn, Ingersoll Rand-ARO and Schrader Bellows.

         - Linear Motion. Applied Motion Products, Duff-Norton, INA, Nook, Thomson and Star.

         - Specialty items. CR Industries, Dow Corning, Garlock, Gojo, Keystone, Loctite, Lubriplate, National/Federal Mogul, OTC/Power Team, Parker Hannifin, Rotor Clip and Skil/Bosch.

         Applied believes that its supplier relationships are generally good and that Applied can continue to represent these suppliers. The loss of certain suppliers could have an adverse effect on Applied's business.

         Based on Applied's analysis of product dollar sales volume for fiscal 1998, bearings represented 35%, drive system products represented 31%, specialty items represented 12%, and other items, including industrial rubber, fluid power products and linear motion products, represented 22% of sales. Sales of linear motion products have been counted separately from bearings beginning in fiscal 1998. In fiscal 1997, bearings represented 41%, drive system products represented 31%, specialty items represented 12%, and other items, including industrial rubber and fluid power products, represented 16% of sales. In fiscal 1996, bearings represented 43%, drive system products represented 30%, specialty items represented 11%, and other items, including industrial rubber and fluid power products, represented 15% of sales.

         Fluid power products are distributed not only though Applied's branch network, but also by several businesses focused on fluid power. These businesses operate in distinct geographic areas under the following names: Air and Hydraulics Engineering (Southeast), Dees Fluid Power (Mid-Atlantic), Elect-Air (California and Arizona), Engineered Sales (Midwest) and Fornaciari (California and Arizona).

         Services. Applied's sales personnel advise and assist customers with respect to product selection and application. Applied considers this advice and assistance to be an integral part of its sales efforts. Beyond acting as a mere distributor, Applied markets itself as a "single-source" applied technology supplier, offering product and process solutions involving multiple product technologies, which solutions reduce production downtime and overall procurement and maintenance costs for customers. By providing a high level of service, product knowledge and technical support, while at the same time offering competitive pricing, Applied believes it will develop closer, longer-lasting and more profitable relationships with its customers.

         Applied's sales personnel consist of customer service and field account representatives assigned to each Applied branch, in addition to industry and product specialists. Customer service representatives receive, process and expedite customer orders, provide product and pricing information, and assist field account representatives in serving customers. Field account representatives make on-site calls to customers and potential customers to provide product and pricing information, conduct surveys of customer requirements and make recommendations, and assist in implementing maintenance programs. Using Applied's proprietary Documented Value Added(R) software program, representatives can measure and document for a customer the value to the customer, through cost savings or increased productivity, of Applied's services and advice. Industry and product specialists assist with applications particular to their areas of technical expertise. Applied has also established Centers of Expertise, staffed by skilled technicians who provide consultation and training services with respect to particular product technologies.

         Applied maintains inventory levels at each branch that are tailored to meet customers' immediate needs. Applied also maintains back-up inventory in its distribution centers, enabling customers to minimize their own inventories. These inventories consist of certain standard items stocked at most branches as well as other items related to customers' specific needs in the particular locale. As a result, each branch's business is concentrated largely in the geographic area in which the branch is located.

         In addition to its branches, Applied maintains a network of mechanical, rubber and fluid power shops. Applied's mechanical shops rebuild and assemble speed reducers, pumps, valves, cylinders and hydraulic motors, provide custom machining, assemble electrical panels and fluid power systems to customer specifications, and perform systems automation services. These shops are located in the following cities:

            -  Corona, California                                       -  Iron Mountain, Michigan
            -  Tracy, California                                        -  Butte, Montana
            -  Denver, Colorado                                         -  Cleveland, Ohio
            -  Atlanta, Georgia                                         -  Carlisle, Pennsylvania
            -  Florence, Kentucky                                       -  Ft. Worth, Texas
            -  Worcester, Massachusetts                                 -  Longview, Washington
            -  Detroit, Michigan

         Applied's rubber shops modify and repair belts and provide hose assemblies in accordance with customer requirements. These shops are located in the following cities:

            -  Tucson, Arizona                                          -  Billings, Montana
            -  Corona, California                                       -  Dayton, New Jersey
            -  Tracy, California                                        -  Fort Worth, Texas
            -  Denver, Colorado                                         -  Longview, Washington
            -  Atlanta, Georgia                                         -  Appleton, Wisconsin
            -  Crestwood, Illinois

         Besides the services offered at the rubber shops, Applied's field crews perform belt installation and repair services and rubber lining installation services on-site at customer locations in select geographic areas.

         Applied's fluid power centers assemble fluid power systems and components and offer technical expertise to customers. These centers are located in the following cities:

            -  Birmingham, Alabama                                      -  Worcester, Massachusetts
            -  Corona, California                                       -  Maryland Heights, Missouri
            -  Ontario, California                                      -  Limerick, Pennsylvania
            -  Tracy, California                                        -  Richmond, Virginia
            -  Baltimore, Maryland                                      -  Kent, Washington

         Timely delivery of products to customers is an integral part of Applied's service. Branches and distribution centers use the most effective method of transportation available to meet customer needs, including both surface and air common carrier and courier services. Applied also maintains a fleet of vehicles to deliver products to customers. These transportation services and delivery vehicles are also used to move products between suppliers, distribution centers and branches in order to assure availability of merchandise for customer needs.

         Applied's ability to serve its customers is enhanced by its computerized inventory and sales information systems. Applied's point-of-sale OMNEX(R) computer system gives each Applied location on-line access to inventory, sales analysis and data. Inventory and sales information is updated as transactions are entered. The system permits direct access for order entry, pricing and price auditing, order expediting and back order review. Applied's computer systems also permit Electronic Data Interchange (EDI) and Electronic Funds Transfer (EFT) with participating customers and suppliers.

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

         There is a trend among large industrial customers towards reducing the number of suppliers of maintenance and replacement products with whom they deal. Applied is responding to this trend by continuing to broaden its product offering and developing new methods for marketing its products, such as through various integrated supply channels. There can be no guarantee, however, that this trend will not have an adverse effect on Applied's business.

         Applied's industry has experienced an increase in the number of customers wishing to order product by electronic means, including through electronic catalogs and Internet-based marketing systems. Applied is responding to this trend by developing new avenues (in addition to EDI) to accommodate current customers and to reach new customers adopting electronic purchasing methods.

         Patents, trademarks and licenses do not have a significant effect on Applied's business.

         Markets and Methods of Distribution. Applied purchases from over 100 major suppliers of bearings, drive system products, industrial rubber products, fluid power products, linear motion products and general maintenance and specialty items and resells to a wide variety of industries, including industrial machinery, forest products, automotive, primary metals, agriculture and food processing, chemical processing, transportation, mining, textiles and utilities. Its customers range from the largest industrial concerns in the United States to the smallest. Applied's business is not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on Applied's business as a whole, and no single customer accounts for more than 2% of Applied's net sales.

         At June 30, 1998, Applied had 400 branches in 45 states. Applied has no operations outside the United States.

         Applied's export business during the fiscal year ended June 30, 1998 and prior fiscal years was less than 2% of net sales, and is not concentrated in any one geographic area.

         Competition. Applied considers its overall business to be highly competitive. In addition, its markets present few economic or technological barriers to entry, although longstanding supplier and customer relationships may operate as barriers. Applied's principal competitors are other specialized bearing, drive system product, industrial rubber product, fluid power, linear motion and specialty item distributors, and, to a lesser extent, mill supply houses. These competitors include single and multiple branch operations, some of which are divisions or subsidiaries of larger organizations. A number of these competitors may have greater financial resources than Applied. There is a trend in the industry toward larger multiple branch operations.

         Applied also competes with the original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some of these manufacturers may have greater financial resources than Applied. The identity and number of competitors vary throughout the geographic areas in which Applied does business. Applied continues to develop and implement marketing strategies to maintain a competitive position.

         Applied is one of the leading distributors of replacement bearings, drive system products, industrial rubber products, fluid power products, linear motion products and specialty items in the United States, but Applied's market share for those products in any given geographic area may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.

         Backlog and Seasonality. Applied does not have a substantial backlog of orders and backlog is not significant in the business of Applied because prompt delivery of most products is essential to Applied's business. Applied does not consider its business to be seasonal.

         Raw Materials and General Business Conditions. Applied's operations are dependent on general industrial activities and economic conditions and would be adversely affected by the unavailability of raw materials to its suppliers, prolonged labor disputes experienced by suppliers or customers, or by any prolonged recession or depression that has an adverse effect on American industrial activity generally. In recent months, for example, Applied was adversely affected by the General Motors Corporation labor strike and the impact of the Asian economic slowdown on the operations of certain of Applied's customers.

         Number of Employees. On June 30, 1998, Applied had 5,061 employees. Applied considers its relationship with its employees to be generally favorable.

         Working Capital. Applied's working capital position is disclosed in the financial statements referred to at Item 14 on page 15 of this Report and is discussed in "Management's Discussion and Analysis" set forth in Applied's 1998 Annual Report to shareholders on pages 12 and 13.

         Applied requires substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet rapid delivery requirements of customers. Applied generally requires all payments for sales on account within 30 days and generally customers have no right to return merchandise. Returns are not considered to have a material effect on Applied's working capital requirements. Applied believes that these practices are consistent with prevailing industry practices.

         Environmental Laws. Applied believes that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect upon Applied's capital expenditures, earnings or competitive position.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         Applied has no operations outside the United States. Applied's export business during the fiscal year ended June 30, 1998, and prior fiscal years, was less than 2% of net sales, and is not concentrated in any one geographic area.

         (e)  CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM
              ACT.

         This report, including the documents incorporated by reference, contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. Applied intends that all forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of those statements should not be regarded as a representation by Applied or any other person that the results expressed in the statements will be achieved.

         Important risk factors include, but are not limited to, those identified in "Narrative Description of Business", above, and the following: changes in the economy; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product; changes in operating expenses; the effect of price increases; the variability and timing of business opportunities including acquisitions, customer agreements, supplier authorizations and other business strategies; Applied's ability to realize the anticipated benefits of acquisitions; the incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within Applied; adverse effects of the Year 2000 problem on the businesses of Applied, its suppliers and customers; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods and accidents).


                               ITEM 2. PROPERTIES.

         Applied owns or leases the properties in which its offices, branches, distribution centers, shops and corporate facilities are located. As of June 30, 1998, Applied owned real properties at 187 locations and leased 230 locations. Certain locations may contain multiple operations, such as a branch and a distribution center.

         The principal real properties owned by Applied (each of which has more than 20,000 square feet of floor space) as of June 30, 1998 were:

            - the distribution center, mechanical shop and rubber shop in Atlanta, Georgia
            - the distribution center and mechanical shop in Florence, Kentucky
            -  the mechanical shop in Cleveland, Ohio
            -  the distribution center and rubber shop in Portland, Oregon
            - the distribution center and mechanical shop in Carlisle, Pennsylvania

         The principal real properties leased by Applied (each of which has more than 20,000 square feet of floor space) as of June 30, 1998 were:

            -  the corporate headquarters facility in Cleveland, Ohio
            - the distribution center, offices, mechanical shop and rubber shop in Corona, California the branch in Long Beach, California
            -  the branch in San Jose, California
            - the fluid power shop, rubber shop and mechanical shop in Tracy, California
            -  the distribution center in Denver, Colorado
            -  the rubber shop and mechanical shop in Denver, Colorado
            -  the branch in Kansas City, Missouri
            -  the branch and mechanical shop in Worcester, Massachusetts
            -  the branch in Grand Rapids, Michigan
            -  the branch in Southfield, Michigan
            -  the branch in Portland, Oregon
            - the distribution center, mechanical shop and rubber shop in Fort Worth, Texas
            -  the branch in Longview, Washington
            - the distribution center, mechanical shop and rubber shop in Longview, Washington
            -  the offices, branch and rubber shop in Appleton, Wisconsin
            -  the branch in Milwaukee, Wisconsin

         Applied considers its owned and leased properties generally sufficient to meet its requirements for office space and inventory stocking. The size of Applied's branches is primarily influenced by the amount of inventory the branch requires to meet its customers' needs. Applied uses in its business all of its owned and leased properties except for certain properties, which in the aggregate are not material and are either for sale or lease to third parties due to a facility's relocation or closing. Applied may lease or sublease to others unused portions of buildings.

         Generally, when opening a new branch, Applied will lease space. Then, as the business develops, suitable property may be purchased or leased for relocation of the branch. A new general-purpose office-storeroom building may be constructed. Although Applied has emphasized leasing real property in recent years, Applied has no fixed policy in this regard, and in each instance the final decision is made on the basis of availability and cost of suitable property in the local real estate market, whether leased or purchased. Applied does not consider any one of its properties to be material, because it believes that if it becomes necessary or desirable to relocate any branch or distribution center, other suitable property could be found.


                       ITEM 3. PENDING LEGAL PROCEEDINGS.

         In May 1998, Applied Industrial Technologies--Dixie, Inc., a wholly-owned subsidiary of Applied, was served with a Fifth Amending and Supplemental Petition in a case captioned WALTER R. REED, ET AL. V. METROPOLITAN LIFE INSURANCE COMPANY, ET AL., 20th Judicial District Court for the Parish of West Feliciana, Louisiana, Case No. 13,836, naming it as an additional defendant, along with approximately 75 other defendants. The action was initially filed in 1995. The petition claims to have been filed on behalf of approximately 449 persons or heirs of persons who were allegedly exposed to asbestos-containing products while employed at a St. Francisville, Louisiana, paper mill currently owned by Crown Vantage Corporation. Exposure is claimed to have occurred until approximately 1988. The plaintiffs claim they or their decedents contracted asbestos-related diseases, and where applicable, died as a result of exposure to asbestos. Compensatory and punitive damages are sought, but no amount is specified.

         Preliminary information made available to Applied indicates that Applied has been named a defendant in the foregoing cases only as a possible supplier of certain products manufactured by others, which products allegedly contained a small percentage of encapsulated asbestos fiber. Applied intends to defend these cases vigorously. Even if liability were assessed, Applied would seek indemnification from its suppliers and its insurance carriers.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Executive Officers are elected for a term of one year, or until their successors are chosen and qualified, at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders. The following is a list of Applied's Executive Officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their present positions on October 21, 1997:

                  John C. Dannemiller. Mr. Dannemiller is Chairman (since 1992), Chief Executive Officer (since 1992) and President (since October
         1996), and has served as a member of the Board of Directors since 1985. He is 60 years of age.

                  Todd A. Barlett. Mr. Barlett is Vice President-National Accounts & Alliance Systems (since August 1998). He was Vice President-Southeast Area (from January 1995 to August 1998) and Southeast Area Manager (from July 1993 to January 1995). He is 43 years of age.

                  Donald L. Chargin. Mr. Chargin is Vice President-Sales and Field Operations (since August 1998). He was Vice President-Western Area (from January 1995 to August 1998) and Western Area Manager (from July 1993 to January 1995). He is 43 years of age.

                  Mark O. Eisele. Mr. Eisele is Vice President & Controller (since October 1997). He was Controller (from 1992 to October 1997). He is 41 years of age.

                  James T. Hopper. Mr. Hopper is Vice President-Information Systems (since January 1995). He was Director of Information Systems from July 1993 to January 1995. He is 55 years of age.

                  Justin M. Jacobi. Mr. Jacobi is Vice President-Marketing & Strategic Planning (since August 1998). He was Vice President-Field Operations (from March 1998 to August 1998), Vice President-Northeast Area (from January 1997 to March 1998) and Marketing Director for Bearing Products (from July 1994 to January 1997). Prior to joining Applied, he was General Manager, Western Region with FAG Bearings Corporation (from April 1993 to July 1994). He is 38 years of age.

                  Bill L. Purser. Mr. Purser is Vice President-Marketing & National Accounts (since July 1996). Prior to that he was Vice President-National Accounts (from January 1995 to July 1996) and Director of National Accounts (from December 1994 to January 1995). Before joining Applied, he was Vice President of Business Development for INVETECH Company (from 1992 to December 1994). He is 55 years of age.

                  Jeffrey A. Ramras. Mr. Ramras is Vice President-Logistics (since January 1995). He was Director of Logistics (from September 1994 to January 1995) and Marketing Director of Bearing Products (from 1992 to September 1994). He is 43 years of age.

                  Richard C. Shaw. Mr. Shaw is Vice President-Communications, Organizational Learning & Quality Standards (since July 1996). Prior to that he was Vice President-Communications & Public Relations (from July 1993 to July 1996). He is 49 years of age.

                  Robert C. Stinson. Mr. Stinson is Vice President-Chief Administrative Officer, General Counsel & Secretary (since October
         1997). He was Vice President-Administration, Human Resources, General Counsel & Secretary (from October 1994 to October 1997) and has served as Secretary since 1990. He was Vice President-General Counsel (from 1989 to October 1994). He is 52 years of age.

                  John R. Whitten. Mr. Whitten is Vice President-Chief Financial Officer & Treasurer (since October 1997). He was Vice President-Finance & Treasurer (from 1992 to October 1997). He is 52 years of age.


                                    PART II.

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS.

         Applied's Common Stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol APZ. The information concerning the principal market for Applied's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 1998 and 1997 and the number of shareholders of record as of August 17, 1998 is set forth in Applied's 1998 Annual Report to shareholders on page 27, under the caption "Quarterly Operating Results and Market Data", and that information is incorporated here by reference.


                        ITEM 6. SELECTED FINANCIAL DATA.

         The summary of selected financial data for each of the last five years is set forth in Applied's 1998 Annual Report to shareholders in the table on pages 28 and 29 under the caption "10 Year Summary" and is incorporated here by reference.


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

         The "Management's Discussion and Analysis" is set forth in Applied's 1998 Annual Report to shareholders on pages 12 and 13 and is incorporated here by reference.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the independent auditors' report listed below, which are included in Applied's 1998 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed herewith:

                  CAPTION                                                                         PAGE NO.
         Financial Statements:

                  Statements of Consolidated
                  Income for the Years Ended
                  June 30, 1998, 1997 and 1996                                                        14

                  Consolidated Balance Sheets
                  June 30, 1998 and 1997                                                              15

                  Statements of Consolidated
                  Cash Flows for the Years Ended
                  June 30, 1998, 1997 and 1996                                                        16

                  Statements of Consolidated
                  Shareholders' Equity for the
                  Years Ended June 30, 1998,
                  1997 and 1996                                                                       17

                  Notes to Consolidated
                  Financial Statements for the
                  Years Ended June 30, 1998, 1997
                  and 1996                                                                       18 - 24

         Independent Auditors' Report                                                                 25

         Supplementary Data:

                  Quarterly Operating Results and
                  Market Data                                                                         27

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not applicable.

                                    PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item as to the Directors is set forth in Applied's Proxy Statement dated September 15, 1998 on pages 3 through 5 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to the Executive Officers has been furnished in this Report on pages 11 and 12 in Part I, after Item 4, under the caption "Executive Officers of the Registrant". The information required by this Item as to Forms 3, 4 or 5 reporting delinquencies is set forth in Applied's Proxy Statement on page 16 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.


                        ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is set forth in Applied's Proxy Statement dated September 15, 1998, under the captions "Summary Compensation" on page 7, "Aggregate Option Exercises and Fiscal Year-End Option Value Table" on page 8, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 8, "Compensation of Directors" on pages 12 and 13, "Deferred Compensation Plan for Non-employee Directors" on page 13, "Deferred Compensation Plan" on pages 13 and 14, and "Change in Control Agreements and Other Related Arrangements" on pages 14 and 15, and is incorporated here by reference.


                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT.

         Information concerning the security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Certain Applied Shareholders and Management" on page 6 of Applied's Proxy Statement dated September 15, 1998, and is incorporated here by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information concerning certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" on page 12 of Applied's Proxy Statement dated September 15, 1998 and is incorporated here by reference.


                                    PART IV.

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.    FINANCIAL STATEMENTS.

         The following consolidated financial statements of Applied, notes thereto, the independent auditors' report and supplemental data are included in Applied's 1998 Annual Report to shareholders on pages 14 through 25 and page 27, and are incorporated by reference in Item 8 of this Report.

                                    CAPTION

                  Statements of Consolidated Income for the Years Ended June 30, 1998, 1997 and 1996

                  Consolidated Balance Sheets
                  June 30, 1998 and 1997

                  Statements of Consolidated Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

                  Statements of Consolidated Shareholders'
                  Equity for the Years Ended June 30, 1998,
                  1997 and 1996

                  Notes to Consolidated Financial Statements for the Years Ended June 30, 1998, 1997
                  and 1996

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

                  Exhibit
                  No.                               DESCRIPTION

                  3(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on November 5, 1997 (filed as Exhibit 4(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

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

                  4(b) $80,000,000 Maximum Aggregate Principal Amount Note Purchase and Private Shelf Facility dated October 31, 1992 between Applied and The Prudential Insurance Company of America (as amended and restated) (filed as Exhibit 4(b) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  4(c) Amendment to $80,000,000 Maximum Aggregate Principal Amount Note Purchase Agreement and Private Shelf Facility dated October 31, 1992 between Applied and The Prudential Insurance Company of America (filed as
                                    Exhibit 4(g) to Applied's Form 10-Q for the quarter ended March 31, 1996, SEC file No. 1-2299, and incorporated here by reference).

                  4(d) $50,000,000 Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between Applied and The Prudential Insurance Company of America (filed as
                                    Exhibit 4(f) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  4(e) Rights Agreement, dated as of February 2, 1998, between Applied and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

                *10(a) Form of Amended and Restated Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                *10(b) A written description of the Directors' compensation program is found in Applied's Proxy Statement dated September 15, 1998, SEC File No. 1-2299, on pages 12 and 13, under the caption "Compensation of Directors", and is incorporated here by reference.

                *10(c) Applied Deferred Compensation Plan for Non-employee Directors (January 1, 1997 Restatement) (filed as Exhibit 10(d) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                *10(d) First Amendment to Deferred Compensation Plan for Non-employee Directors (January 1, 1997 Restatement) dated May 1, 1998.

                *10(e) A written description of Applied's Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit

                                    10(b) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

                *10(f) A written description of Applied's Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

                *10(g) Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                *10(h) Applied Supplemental Executive Retirement Benefits Plan (July 1, 1997 Restatement) presently covering 8 Applied executive officers (as well as certain former executive officers) (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

                *10(i) Applied Deferred Compensation Plan (January 1, 1997 Restatement) (filed as Exhibit 10(j) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                *10(j) First Amendment to Deferred Compensation Plan (January 1, 1997 Restatement) dated May 1, 1998.

                *10(k) 1997 Long-Term Performance Plan adopted by Shareholders on October 21, 1997 (filed as
                                    Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

                *10(l) A written description of Applied's Management Incentive Plan applicable to key executives, including the five most highly compensated executive officers, is found in Applied's Proxy Statement dated September 15, 1998, SEC File No. 1-2299, on pages 9 and 10, in the Report of the Executive
                                    Organization & Compensation Committee of the
                                    Board of Directors on Executive
                                    Compensation, under the subcaption
                                    "Management Incentive Plan", and is
                                    incorporated here by reference.

                *10(m) Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as
                                    Exhibit 10(m) to Applied's Registration

                                    Statement on Form S-4 filed May 23, 1997,
                                    Registration No. 333-27801, and incorporated here by reference).

                 10(n) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                 10(o)              Plan and Agreement of Merger among Applied,
                                    I. C. Acquisition Corp. and INVETECH Company dated as of April 29, 1997 (filed as Exhibit 2(a) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                *10(p) Consulting, Non-competition and Confidentiality Agreement among Applied, Oak Grove Consulting Group, Inc. and J. Michael Moore dated July 31, 1997 (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

                *10(q) Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                 13 Applied 1998 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

                 21                 Subsidiaries of Applied at June 30, 1998.

                 23                 Independent Auditors' Consent.

                 27                 Financial Data Schedule.

         Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which fee shall be limited to Applied's reasonable expenses in furnishing such exhibit.

(b)      REPORTS ON FORM 8-K.

         None during the quarter ended June 30, 1998.

                          INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Applied Industrial Technologies, Inc.

         We have audited the consolidated balance sheets of Applied Industrial Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 1998 and 1997 and the related statements of consolidated income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1998 and have issued our report thereon dated August 6, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP


Cleveland, Ohio
August 6, 1998

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------

           COLUMN A                            COLUMN B                 COLUMN C                    COLUMN D          COLUMN E
           --------                            --------                                             --------          --------
                                                             -----------------------------------

                                                              ADDITIONS              ADDITIONS
                                                BALANCE AT    CHARGED TO             CHARGED TO     DEDUCTIONS        BALANCE
                                                BEGINNING     COSTS AND                OTHER           FROM          AT END OF
           DESCRIPTION                          OF PERIOD      EXPENSES               ACCOUNTS       RESERVE           PERIOD
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30 1998:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                                $2,400        $2,075                 $1,165 (B)     $2,140 (A)       $3,500

YEAR ENDED JUNE 30 1997:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                                $2,400        $1,743                                $1,743 (A)       $2,400

YEAR ENDED JUNE 30 1996:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                                $2,300        $2,123                                $2,023 (A)       $2,400

(A) Amounts represent uncollectible accounts charged off.

(B) Represents reserves recorded through purchase accounting for acquisitions made during the year.

------------------------------------------------------------------------------------------------------------------------------------
                                                                 SCHEDULE VIII

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ John C. Dannemiller
----------------------------------------
John C. Dannemiller, Chairman,
Chief Executive Officer & President


/s/ John R. Whitten                                  /s/ Mark O. Eisele
-----------------------------------------            ----------------------------------------
John R. Whitten                                      Mark O. Eisele
Vice President-Chief Financial Officer               Vice President & Controller
& Treasurer                                          (Principal Accounting Officer)

Date:  September  22, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William G. Bares                                 /s/ Roger D. Blackwell
-----------------------------------------            ----------------------------------------
William G. Bares, Director                           Dr. Roger D. Blackwell, Director

/s/ William E. Butler                                /s/ John C. Dannemiller
-----------------------------------------            ----------------------------------------
William E. Butler, Director                          John C. Dannemiller, Chairman,
                                                     Chief Executive Officer, President and
                                                     Director

/s/ Russel B. Every                                  /s/ Russell R. Gifford
-----------------------------------------            ----------------------------------------
Russel B. Every, Director                            Russell R. Gifford, Director

/s/ L. Thomas Hiltz                                  /s/ John J. Kahl
-----------------------------------------            ----------------------------------------
L. Thomas Hiltz, Director                            John J. Kahl, Director

/s/ J. Michael Moore                                 /s/ Dr. Jerry Sue Thornton
-----------------------------------------            ----------------------------------------
J. Michael Moore, Director                           Dr. Jerry Sue Thornton, Director


-------------------------------------
William G. Bares, as attorney
in fact for persons indicated by "*"

Date:  September 22, 1998

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998

Exhibit
  No.             DESCRIPTION                                                             REFERENCE
-------           -----------                                                             ---------
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

4(c)              Amendment to $80,000,000 Maximum
                  Aggregate Principal Amount Note Purchase
                  and Private Shelf Facility dated October 31,
                  1992 between Applied and The Prudential
                  Insurance Company of America.                                           Note (e)

4(d)              $50,000,000 Private Shelf Agreement dated as of November 27,
                  1996, as amended on January 30, 1998, between Applied and The
                  Prudential Insurance Company of America.                                Note (f)

4(e)              Rights Agreement, dated as of February 2, 1998, between
                  Applied and Harris Trust and Savings Bank, as Rights Agent,
                  which includes as Exhibit B thereto the Form of
                  Rights Certificate.                                                     Note (g)

10(a)             Form of Amended and Restated Change in
                  Control Agreement between Applied and
                  each of its executive officers.                                         Note (h)

10(b)             A written description of the Directors'
                  compensation program.                                                   Note (i)

10(c)             Applied Deferred Compensation Plan for Non-
                  Employee Directors (January 1, 1997 Restatement).                       Note (j)

10(d)             First Amendment to Deferred Compensation Plan
                  for Non-employee Directors (January 1, 1997
                  Restatement) dated May 1, 1998.                                         Attached

10(e)             A written description of Applied's Life and
                  Accidental Death and Dismemberment
                  Insurance for executive officers.                                       Note (k)

10(f)             A written description of Applied's Long-Term
                  Disability Insurance for executive officers.                            Note (l)

10(g)             Form of Director and Officer Indemnification
                  Agreement entered into between Applied
                  and each of its directors and executive officers.                       Note (m)

10(h)             Applied Supplemental Executive Retirement
                  Benefits Plan (July 1, 1997 Restatement)
                  presently covering 8 Applied executive officers
                  (as well as certain former executive officers).                         Note (n)

10(i)             Applied Deferred Compensation Plan
                  (January 1, 1997 Restatement).                                          Note (o)

10(j)             First Amendment to Deferred Compensation
                  Plan (January 1, 1997 Restatement) dated
                  May 1, 1998.                                                            Attached

10(k)             1997 Long-Term Performance Plan adopted
                  by Shareholders on October 21, 1997.                                    Note (p)

10(l)             A written description of Applied's
                  Management Incentive Plan applicable to
                  key executives, including the five most
                  highly compensated executive officers.                                  Note (q)

10(m)             Applied Supplemental Defined Contribution Plan
                  (January 1, 1997 Restatement).                                          Note (r)

10(n)             Lease dated as of March 1, 1996 between
                  Applied and the Cleveland-Cuyahoga County
                  Port Authority.                                                         Note (s)

10(o)             Plan and Agreement of Merger among Applied,
                  I. C. Acquisition Corp. and INVETECH Company
                  dated as of April 29, 1997.                                             Note (t)

10(p)             Consulting, Non-competition and Confidentiality
                  Agreement among Applied, Oak Grove Consulting
                  Group, Inc. and J. Michael Moore dated July 31,
                  1997.                                                                   Note (u)

10(q)             Non-qualified Deferred Compensation Agreement
                  between Applied and J. Michael Moore effective
                  as of December 31, 1997.                                                Note (v)

13                Applied 1998 Annual Report to shareholders
                  (not deemed "filed" as part of this Form 10-K
                  except for those portions that are expressly
                  incorporated by reference).                                             Attached

21                Subsidiaries of Applied at June 30, 1998.                               Attached

23                Independent Auditors' Consent.                                          Attached

27                Financial Data Schedule.                                                Attached

Notes:            (a)      Incorporated by reference from Applied's Form 10-Q
                           for the quarter ended December 31, 1997, SEC File No.
                           1-2299, at Exhibit 4(a).

                  (b) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 3(b).

                  (c) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 4(a).

                  (d) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 4(b).

                  (e) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-2299, at Exhibit 4(g).

                  (f) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, at Exhibit 4(f).

                  (g) Incorporated by reference from Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, at Exhibit 1.

                  (h) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, at Exhibit 10(b).

                  (i) Incorporated by reference from Applied's Proxy Statement dated September 15, 1998, SEC File No. 1-2299, on pages 12 and 13, under the caption "Compensation of Directors".

                  (j) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(d).

                  (k) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, at Exhibit 10(b).

                  (l) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, at Exhibit 10(c).

                  (m) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(g).

                  (n) Incorporated by reference from Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, at Exhibit 10(a).

                  (o) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(j).

                  (p) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, at Exhibit 10(a).

                  (q) Incorporated by reference from Applied's Proxy Statement dated September 15, 1998, SEC File No. 1-2299, on pages 9 and 10, in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption "Management Incentive Plan".

                  (r) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(m).

                  (s) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(n).

                  (t) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 2(a).

                  (u) Incorporated by reference from Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, at Exhibit 10(c).

                  (v) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, at Exhibit 10(a).