Form 10-Q
period 1998-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1998-11-16
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1998           .
                               -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------  --------------

                          Commission File Number    1-2299
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

Yes  X         No
   -------       -------

Shares of common stock outstanding on   October 31, 1998           21,671,568
                                     ------------------------------------------
                                                                 (No par value)

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                      -------------------------------------
                                      INDEX

--------------------------------------------------------------------------
                                                                                                  Page No.
                Part I:    FINANCIAL INFORMATION

                         Item 1:     Financial Statements

                                     Statements of Consolidated Income -                              2
                                     Three Months Ended September 30, 1998 and  1997

                                     Consolidated Balance Sheets -                                    3
                                     September 30, 1998 and June 30, 1998

                                     Statements of Consolidated Cash Flows                            4
                                     Three Months Ended September 30, 1998 and 1997

                                     Statements of Consolidated Shareholders' Equity -                5
                                     Three Months Ended September 30, 1998 and
                                     Year Ended June 30, 1998

                                     Notes to Consolidated Financial Statements                   6 - 9


                         Item 2:     Management's Discussion and Analysis of                    10 - 13
                                     Financial Condition and Results of Operations


                Part II:    OTHER INFORMATION

                         Item 1:    Legal Proceedings                                                14
                         Item 5:    Other Information                                                14
                         Item 6:    Exhibits and Reports on  Form 8-K                                15


                Signatures                                                                           17



PART I:                  FINANCIAL INFORMATION
ITEM I:                  Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                            September 30
                                                       1998              1997
                                                    ---------         ---------
Net Sales                                           $ 379,174         $ 344,726
                                                    ---------         ---------
Cost and Expenses
  Cost of sales                                       284,677           256,426
  Selling, distribution and
    administrative                                     89,725            78,492
                                                    ---------         ---------
                                                      374,402           334,918
                                                    ---------         ---------
Operating Income                                        4,772             9,808
                                                    ---------         ---------
Interest
  Interest expense                                      2,658             2,464
  Interest income                                        (186)             (278)
                                                    ---------         ---------
                                                        2,472             2,186
                                                    ---------         ---------
Income Before Income Taxes                              2,300             7,622
                                                    ---------         ---------
Income Taxes
  Federal                                                 854             2,730
  State and local                                          88               395
                                                    ---------         ---------
                                                          942             3,125
                                                    ---------         ---------
Net Income                                          $   1,358         $   4,497
                                                    =========         =========
Net Income Per Share - Basic                        $    0.06         $    0.22
                                                    =========         =========
Net Income Per Share - Diluted                      $    0.06         $    0.21
                                                    =========         =========
Cash dividends per common
  share                                             $    0.12         $    0.11
                                                    =========         =========


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

--------------------------------------------------------------------------------------------
                                                                 September 30       June 30
                                                                     1998            1998
                                                                 ------------       -------
                                                                  (Unaudited)

                                         Assets
Current assets
    Cash and temporary investments                                 $  19,690       $   9,344
    Accounts receivable, less allowance
     of $3,729 and $3,500                                            195,855         206,313
    Inventories  (at LIFO)                                           202,936         192,042
    Other current assets                                               8,952           7,214
                                                                   ---------       ---------
Total current assets                                                 427,433         414,913
                                                                   ---------       ---------
Property - at cost
    Land                                                              12,280          12,363
    Buildings                                                         69,175          69,103
    Equipment                                                         96,267          94,705
                                                                   ---------       ---------
                                                                     177,722         176,171
    Less accumulated depreciation                                     65,488          63,102
                                                                   ---------       ---------
Property - net                                                       112,234         113,069
                                                                   ---------       ---------
Goodwill                                                              60,322          53,243
Other assets                                                          15,045          24,866
                                                                   ---------       ---------
    TOTAL ASSETS                                                   $ 615,034       $ 606,091
                                                                   =========       =========
                         Liabilities and Shareholders' Equity
Current liabilities
    Notes payable                                                  $  49,695       $  42,973
    Current portion of long-term debt                                 19,429          19,429
    Accounts payable                                                  87,564          79,091
    Compensation and related benefits                                 22,053          22,702
    Other accrued liabilities                                         32,689          28,952
                                                                   ---------       ---------
Total current liabilities                                            211,430         193,147
Long-term debt                                                        90,000          90,000
Other liabilities                                                     22,361          23,442
                                                                   ---------       ---------
    TOTAL LIABILITIES                                                323,791         306,589
                                                                   ---------       ---------
Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,095 shares issued                          10,000          10,000
Additional paid-in capital                                            83,171          82,865
Income retained for use in the business                              234,636         235,957
Less 2,383 and 1,993 treasury shares -
    at cost                                                          (31,810)        (24,391)
Less unearned restricted common
    stock compensation                                                (4,754)         (4,929)
                                                                   ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY                                       291,243         299,502
                                                                   ---------       ---------
    TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                       $ 615,034       $ 606,091
                                                                   =========       =========

See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                            Three Months Ended
                                                                                September 30
                                                                          ------------------------
                                                                              1998          1997
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                             $  1,358       $  4,497
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation                                                           3,967          3,995
       Amortization of goodwill and restricted common
           stock compensation                                                 1,178          1,289
       Provision for losses on accounts receivable                              554            447
       Gain on sale of property                                                 (96)           (99)
       Treasury shares contributed to employee
           benefit plans                                                      1,283          1,898
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                               10,385          6,336
           Inventories                                                      (10,237)       (14,768)
           Other current assets                                              (1,626)         1,644
           Accounts payable and accrued expenses                              9,431         12,782
       Other - net                                                              117            506
--------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                    16,314         18,527
--------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                       (3,967)        (6,034)
    Proceeds from property sales                                              1,217            180
    Net cash paid for acquisition of businesses                              (7,200)       (27,815)
    Deposits and other                                                        8,479           (494)
--------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                        (1,471)       (34,163)
--------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings under line-of-credit
       agreements                                                             6,722         16,296
    Exercise of stock options                                                    34            374
    Dividends paid                                                           (2,658)        (2,357)
    Purchase of treasury shares                                              (8,595)        (7,790)
--------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities                          (4,497)         6,523
--------------------------------------------------------------------------------------------------
Increase (decrease ) in cash and temporary
    investments                                                              10,346         (9,113)
Cash and temporary investments
    at beginning of period                                                    9,344         22,405
--------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                       $ 19,690       $ 13,292
==================================================================================================
Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                          $    392       $     96
     Interest                                                              $  2,553       $  2,376

Significant noncash investing activity:
     Issuance of common stock for the acquisition of Invetech Company                     $ 63,374


See notes to consolidated financial statements.

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              ------------------------------------------------------
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
            For the Three Months Ended September 30, 1998 (Unaudited)
                          and Year Ended June 30, 1998
                     (Thousands, except per share amounts )

                                                                                                          Income
                                                            Shares of                     Additional     Retained      Treasury
                                                           Common Stock       Common       Paid-in      for Use in      Shares
                                                           Outstanding        Stock        Capital     the Business   - at Cost
---------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1997                                        18,621       $ 10,000      $ 10,311      $ 216,496      $ (22,983)
    Net income                                                                                             30,125
    Cash dividends - $.47 per share                                                                       (10,277)
    Purchase of common stock
      for treasury                                               (291)                                                    (8,148)
    Issuance of common stock for the
      acquisition of Invetech Company                           3,165                       63,374
    Treasury shares issued for:
      Retirement Savings Plan contributions                       152                        2,430                         1,777
      Exercise of stock options                                   103                          610                         1,179
      Deferred compensation plans                                  28                          450                           288
      Restricted common stock awards                              201                        3,560                         2,005
      Acquisition of Associated Bearings                          123                        1,770                         1,491
    Amortization of restricted common
      stock compensation                                                                       360
    Other                                                                                                    (387)
---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                                       22,102         10,000        82,865        235,957        (24,391)
    Net income                                                                                              1,358
    Cash dividends - $.12 per share                                                                        (2,658)
    Purchase of common stock
      for treasury                                               (484)                                                    (8,595)
    Treasury shares issued for:
      Retirement Savings Plan contributions                        76                          333                           950
      Exercise of stock options                                     3                           (6)                           40
      Deferred compensation plans                                   6                           43                            74
      Restricted common stock awards                                9                          (64)                          112
    Amortization of restricted common
      stock compensation
    Other                                                                                                     (21)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                  21,712       $ 10,000      $ 83,171      $ 234,636      $ (31,810)
=================================================================================================================================


                                                          Unearned
                                                          Restricted        Total
                                                         Common Stock   Shareholders'
                                                         Compensation      Equity
-------------------------------------------------------------------------------------
Balance at July 1, 1997                                     $ (950)      $ 212,874
    Net income                                                              30,125
    Cash dividends - $.47 per share                                        (10,277)
    Purchase of common stock
      for treasury                                                          (8,148)
    Issuance of common stock for the
      acquisition of Invetech Company                                       63,374
    Treasury shares issued for:
      Retirement Savings Plan contributions                                  4,207
      Exercise of stock options                                              1,789
      Deferred compensation plans                                              738
      Restricted common stock awards                        (5,565)
      Acquisition of Associated Bearings                                     3,261
    Amortization of restricted common
      stock compensation                                     1,586           1,946
    Other                                                                     (387)
-----------------------------------------------------------------------------------
Balance at June 30, 1998                                    (4,929)        299,502
    Net income                                                               1,358
    Cash dividends - $.12 per share                                         (2,658)
    Purchase of common stock
      for treasury                                                          (8,595)
    Treasury shares issued for:
      Retirement Savings Plan contributions                                  1,283
      Exercise of stock options                                                 34
      Deferred compensation plans                                              117
      Restricted common stock awards                           (48)
    Amortization of restricted common
      stock compensation                                       223             223
    Other                                                                      (21)
-----------------------------------------------------------------------------------
Balance at September 30, 1998                             $ (4,754)      $ 291,243
===================================================================================



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

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and June 30, 1998, and the results of operations and cash flows for the three months ended September 30, 1998 and 1997.

         The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.

2.       NET INCOME PER SHARE

         The following is a computation of the basic and diluted earnings per share:

                                                           Three Months Ended
                                                               September 30
                                                            1998         1997
                                                          -------      -------
Net Income
----------
Net income as reported in statements of
consolidated income                                       $ 1,358      $ 4,497
                                                          =======      =======
Average Shares Outstanding
--------------------------
Weighted average common shares outstanding for basic
computation                                                21,832       20,657
Dilutive effect of:
              Stock options                                   172          339
              Performance Accelerated
                 Restricted Stock (PARS)                        5           34
                                                          -------      -------
Adjusted average common shares outstanding for
diluted computation                                        22,009       21,030
                                                          =======      =======
Net Income Per Share
--------------------
Net income per common share - basic                       $  0.06      $  0.22
                                                          =======      =======
Net income per common share - diluted                     $  0.06      $  0.21
                                                          =======      =======

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

3.       BUSINESS COMBINATIONS

         During the three months ended September 30, 1998 the Company acquired certain assets of a distributor of fluid power products for a cash purchase price of $8,000. The acquisition was accounted for as a purchase and their results of operations are included in the accompanying consolidated financial statements from the acquisition date. Results of operations for this acquisition are not material for all periods presented. Goodwill recognized in connection with this combination is being amortized over 20 years.

4.       TREASURY SHARES

         At September 30, 1998, 476 of the Company's common stock held as treasury shares are restricted as collateral under escrow arrangements relating to certain change in control agreements.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of financial information about reportable segments in annual and interim financial statements. SFAS No. 131 also requires disclosure of revenues from each group of products and services, geographic areas and major customers. This statement is effective for the June 30, 1999 financial statements. The Company has not completed its evaluation of the impact SFAS No. 131 will have on its financial statement disclosures.

         Effective July 1, 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Adoption of this SOP did not have a material impact on the consolidated financial statements.

         During the quarter ended September 30, 1998, the Company adopted the Emerging Issues Task Force (EITF) Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested". All prior periods have been restated to conform to the new presentation.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at September 30, 1998 and June 30, 1998, and (2) results of operations and cash flows during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------

Cash provided by operating activities was $16.3 million in the three months ended September 30, 1998. This compares to $18.5 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the three month period ended September 30, 1998, inventories increased approximately $10.2 million due to timing of purchases. Accounts receivable decreased $10.3 million due to a slowing of sales in comparison to the previous two quarters.

Investments in property totaled $4.0 million and $6.0 million in the three months ended September 30, 1998 and 1997 respectively. Capital expenditures were primarily made for building and upgrading branch and distribution center facilities and acquiring data processing equipment and vehicles. The capital expenditures for quarter ended September 30, 1997 were higher than normal due to the integration of Invetech Company, which was acquired in August 1997.

The Company is building a new 160,000 square foot distribution center in the city of Fontana, California, in the greater Los Angeles area. Construction is expected to be completed by the third quarter of fiscal 1999. This build-to-suit facility will be leased by the Company under a 10 year lease which is expected to be accounted for as an operating lease. The Company is planning to move out of its current Corona Distribution Center and into the new facility upon expiration of its current lease.

Working capital at September 30, 1998 was $216.0 million compared to $221.8 million at June 30, 1998. This decrease is primarily due to an increase in short-term notes payable due to acquisition activity and an increase in accounts payable due to the timing of certain inventory payments.

Capital Resources
-----------------

Capital resources are obtained from income retained in the business, indebtedness under the Company's lines of credit and long-term debt agreements, and operating lease arrangements. Average combined short-term and long-term borrowing was $156.8 and $100.0 million for the three months ended September 30, 1998 and 1997, respectively. The average effective interest rate on the short-term borrowings for the three months ended September 30, 1998 decreased

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

to 5.9% from an average rate of 6.2% for the three months ended September 30, 1997 due to lower interest rates on short-term debt. The Company has $145 million of short-term lines of credit with commercial banks that provide for payment of interest at various interest rate options, none of which are in excess of the banks' prime rate. The Company had $49.7 million of borrowings outstanding under short-term bank lines of credit on September 30, 1998. Unused lines of credit totaling $95.3 million are available for future short-term financing needs.

In November, the Company entered into an agreement with a group of lending institutions to establish a $150 million committed revolving credit facility. This facility will be used to pay down the current short term line of credit borrowings and fund future acquisitions or other capital and operating requirements.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 484,000 shares of its common stock for $8.6 million during the three months ended September 30, 1998. The Company currently has authorization to acquire up to 1 million shares of Company stock.

Management expects that capital resources provided from operations, available lines of credit, and long-term debt and operating leases will be sufficient to finance normal working capital needs, business acquisitions, enhancement of facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained if desired.

Year 2000 Readiness Disclosure
------------------------------

The Company's progress in completing its Year 2000 activities is overseen by an executive task force made up of representatives from all key management areas. The task force in turn reports to the audit committee of the Board of Directors. Additionally, the Company has retained an outside Year 2000 consultant to provide an independent assessment of the Company's Year 2000 compliance efforts.

The Company's plan for assessment, remediation, replacement and testing of those of its internal computer systems affected by the Year 2000 issue is proceeding on schedule. For business reasons, the Company's financial information systems are being replaced with a new Year 2000-compliant system. Certain modules of the new financial information system are already in use and the Company expects that the complete system will be operating by early calendar year 1999. The Company has completed its assessment, and is currently conducting remediation and/or testing, of its other critical systems, including its corporate information system and its OMNEX(R) inventory and sales information system. The Company expects to have completed remediation and testing of these systems by early calendar year 1999.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Year 2000 issue also affects certain of the Company's non-critical computer systems and equipment containing embedded technology. The Company has largely completed its assessment of these non-critical systems, and remediation and testing are scheduled to be completed by various dates before the end of calendar year 1999.

If the requisite changes to the Company's critical systems are not made or completed in a timely manner, then the Year 2000 issue could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flow. For example, the Company could be rendered unable to process ordinary business transactions electronically. The Company's order fulfillment process could be interrupted, leaving the Company unable to fulfill commitments to customers. To reduce the risk of business interruption, the Company is preparing contingency plans to operate its field locations without computers. These plans are scheduled to be completed by various dates before the end of calendar year 1999.

Nearly all of the products sold by the Company do not contain date logic. The Company is attempting, through contacts with its product suppliers, to identify any products sold by the Company that are susceptible to the Year 2000 issue.

The Company has sought written assurances from key product and service suppliers as to their Year 2000 compliance plans. Follow-up interviews are being conducted with those suppliers with whom the Company has the most significant relationships. The Company will consider appropriate measures, including substitution of suppliers, in the event that a supplier provides an inadequate response. If the Company's suppliers or customers fail to achieve Year 2000 compliance in a timely manner, then the Year 2000 issue could have a material adverse effect on the Company. For example, suppliers' failures to deliver products to the Company due to the Year 2000 issue could render the Company unable to fulfill commitments to customers unless those products or adequate substitutes can be secured elsewhere. Customers affected by the Year 2000 issue could reduce their volume of purchases from the Company or slow their payments for products already delivered.

Despite its efforts, the Company will not be able to analyze fully the scope or nature of the risk represented by the failure of third parties, including suppliers and customers, to attain Year 2000 compliance. The Company expects, however, that the actions described in this section will significantly reduce the likelihood that the Year 2000 issue would have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

Based on currently available information, the total cost of the Company's Year 2000 activities is not expected to be material to its financial condition or results of operations. The Company further anticipates that its current resources and sources of liquidity will be adequate to address the capital needs arising from its specific Year 2000 issues.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                      Increase (Decrease)
                          (Dollars in Thousands, Except per Share Amounts)

                                      Three Months Ended
                                         September 30
                                        1998 and 1997

                                     Amount         Change
                                     ------         ------
Net sales                           $ 34,448         10.0%

Cost of sales                         28,251         11.0%

Selling, distribution and
administrative expenses               11,233         14.3%

Operating income                      (5,036)       (51.3)%

Interest expense - net                   286         13.1%

Income before income taxes            (5,322)       (69.8)%

Income taxes                          (2,183)       (69.9)%

Net income                            (3,139)       (69.8)%

Net income per share - diluted          (.15)       (71.4)%

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Three Months Ended September 30, 1998 and 1997

The increase in net sales from the prior year related primarily to the acquisition of Invetech effective August 1, 1997 and other companies during fiscal 1998. Gross profit as a percentage of sales decreased to 24.9% from 25.6%. This decrease primarily is due to lower discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, increased to 23.7% from 22.8%. This was primarily due to increased compensation associated with additional outside sales representatives and marketing personnel. Also contributing to the increase were higher goodwill amortization, outside consulting and temporary employment expenses. Additional increases during the quarter related to a pretax restructuring and other special charges of $5.4 million for costs of branch consolidation, downsizing and workforce reductions. This charge decreased net income by $3.2 million, or $.14 per share. The prior year results included a $4.0 million pretax restructuring charge that decreased net income by $2.4 million or $.11 per share associated with the acquisition of Invetech.

Interest expense-net for the quarter increased by 13.1% as compared to the prior year primarily as a result of an increase in average borrowings.

Income tax expense as a percentage of income before taxes was 41.0% in the quarters ended September 30, 1998 and September 30, 1997.

As a result of the above factors, net income decreased by 69.8% compared to the same quarter of last year.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

(a) The Company incorporates by reference herein the description of the case captioned WALTER R. REED, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., 20th Judicial District Court for the Parish of West Feliciana, Louisiana, Case No. 13,836, found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1998. Based on circumstances presently known, the Company believes that this case, which is still in its preliminary stage, is not material to its business or financial condition.

(b) Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a defendant in several other product-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to the Company's business or financial condition.

ITEM 5.  Other Information.
         ------------------

(a)      Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on October 20, 1998, there were 22,107,433 shares of common stock entitled to vote. The Shareholders voted on the matters submitted to the meeting as follows:

                  1. Election of four persons to be directors of Class II for a term of three years:

                                                                For                  Withheld
                                                                ---                  --------
                                    William G. Bares          18,605,458                771,269
                                    Roger D. Blackwell        18,605,485                771,242
                                    Russel B. Every           18,601,942                774,785
                                    John J. Kahl              18,606,853                769,874

                           Directors of Class I, consisting of John C.
                           Dannemiller, J. Michael Moore and Jerry Sue Thornton, serve until the expiration of their term of office in 2000 and Directors of Class III, consisting of William E. Butler, Russell R. Gifford and L. Thomas Hiltz, serve until the expiration of their term of office in 1999.

                  2. Ratification of the appointment by management of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending June 30, 1999.

                                       For                             Withheld         Abstain
                                       ---                             --------         -------
                                    19,316,500                           27,042          33,185


                  Discretionary voting was authorized as to the two matters submitted. There were no broker non-votes.

  (b) Election of Officers.
      ---------------------

         At its Organizational Meeting held on October 20, 1998, the Board of Directors elected the following officers of the Company:

                  John C. Dannemiller       Chairman, Chief Executive Officer & President
                  Todd A. Barlett           Vice President-National Accounts & Alliance
                                                     Systems
                  Donald L. Chargin         Vice President-Sales & Field Operations
                  Mark O. Eisele            Vice President & Controller
                  James T. Hopper           Vice President-Information Systems
                  Justin M. Jacobi          Vice President-Marketing & Strategic Planning
                  Bill L. Purser            Vice President-Marketing &
                                                     National Accounts
                  Jeffrey A. Ramras         Vice President-Logistics
                  Richard C. Shaw           Vice President-Communications,
                                                     Organizational Learning &
                                                     Quality Standards
                  Robert C. Stinson         Vice President-Chief Administrative Officer,
                                                     General Counsel & Secretary
                  John R. Whitten           Vice President-Chief Financial Officer &
                                                     Treasurer
                  Fred D. Bauer             Assistant Secretary
                  Jody A. Chabowski         Assistant Controller
                  Michael L. Coticchia      Assistant Secretary
                  Alan M. Krupa             Assistant Treasurer

ITEM 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

(a)      Exhibits.
         ---------

                  Exhibit No.               Description
                  -----------               -----------

                     3(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 8, 1998.

                     3(b) Code of Regulations of Applied Industrial Technologies, Inc.
                                            adopted September 6, 1988 (filed as
                                            Exhibit 3(b) to the Company's
                                            Registration Statement on Form S-4
                                            filed May 23, 1997, Registration No.
                                            333-27801, and incorporated here by
                                            reference).

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

                     4(d) $50,000,000 Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and The Prudential Insurance Company of America (filed as Exhibit 4(f) to the Company's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                     4(e) $150,000,000 Credit Agreement dated as of November 5, 1998 among the Company, KeyBank National
                                            Association as Agent, and various
                                            financial institutions.

                     4(f) Rights Agreement, dated as of February 2, 1998, between the
                                            Company and Harris Trust and Savings
                                            Bank, as Rights Agent, which
                                            includes as Exhibit B thereto the
                                            Form of Rights

                                            Certificate (filed as Exhibit No. 1
                                            to the Company's Registration
                                            Statement on Form 8-A filed
                                            July 20, 1998, SEC File No. 1-2299,
                                            and incorporated here by reference).

                     27                     Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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

                                                     APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                                     (Company)

Date:  November 13, 1998                    By:      /s/ John C. Dannemiller
                                               -----------------------------------------------------
                                                     John C. Dannemiller
                                                     Chairman, Chief Executive Officer & President

Date:  November 13, 1998                    By:      /s/ Mark O. Eisele
                                               -----------------------------------------------------
                                                     Mark O. Eisele
                                                     Vice President & Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                  EXHIBIT NO.                 DESCRIPTION                                       PAGE
                  3(a)              Amended and Restated Articles of                           Attached
                                    Incorporation of Applied Industrial
                                    Technologies, Inc., as amended on October 8,
                                    1998.

                  3(b)              Code of Regulations of Applied Industrial
                                    Technologies, Inc., adopted September 6,
                                    1988 (filed as Exhibit 3(b) to the Company's
                                    Registration Statement on Form S-4 filed May
                                    23, 1997, Registration No. 333-27801, and
                                    incorporated here by reference).

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

                  4(d) $50,000,000 Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998,


                                    between the Company and The Prudential
                                    Insurance Company of America (filed as
                                    Exhibit 4(f) to the Company's Form 10-Q for the quarter ended March 31, 1998, SEC File
                                    No. 1-2299, and incorporated here by
                                    reference).

                  4(e)              $150,000,000 Credit Agreement dated as of        Attached
                                    November 5, 1998 among the Company,
                                    KeyBank National Association as Agent, and
                                    various financial institutions.

                  4(f)              Rights Agreement, dated as of February 2,
                                    1998, between the Company and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company's Registration Statement on Form 8-A filed July 20, 1998, SEC File No.
                                    1-2299, and incorporated here by reference).

                 27                 Financial Data Schedule.                         Attached