Form 10-Q
period 1998-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1999-02-12
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             DECEMBER 31, 1998               .
                                 -------------------------------------------

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

Yes     X         No
      ----

Shares of common stock outstanding on   January 31, 1999           21,652,085
                                        ----------------------------------------
                                                                  (No par value)

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                      -------------------------------------
                                      INDEX




------------------------------------------------------------------
                                                                                       Page No.
    Part I:    FINANCIAL INFORMATION
             Item 1:    Financial Statements

                        Statements of Consolidated Income -                                  2
                        Three Months and Six Months Ended
                        December 31, 1998 and  1997

                        Consolidated Balance Sheets -                                        3
                        December 31, 1998 and June 30, 1998

                        Statements of Consolidated Cash Flows -                              4
                        Six Months Ended December 31, 1998 and 1997

                        Statements of Consolidated Shareholders' Equity -                    5
                        Six Months Ended December 31, 1998 and
                        Year Ended June 30, 1998

                        Notes to Consolidated Financial Statements                        6 - 8


             Item 2:    Management's Discussion and Analysis of                           9 - 14
                        Financial Condition and Results of Operations


    Part II:    OTHER INFORMATION

             Item 1:    Legal Proceedings                                                   15

             Item 4:    Submission of Matters to a Vote of Security Holders                 15

             Item 5:    Other Information                                                   15

             Item 6:    Exhibits and Reports on  Form 8-K                                   15




    Signatures                                                                              17


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


------------------------------------------------------------------------------------------------------------------------------------


                                                                  Three Months Ended                         Six Months Ended
                                                                      December 31                               December 31
                                                               1998                1997                 1998                 1997
                                                           ------------------------------            -------------------------------


Net Sales                                                  $ 371,395            $ 368,623            $ 750,569            $ 713,349
                                                           ---------            ---------            ---------            ---------

Cost and Expenses
  Cost of sales                                              279,160              273,573              563,837              529,999
  Selling, distribution and
    administrative                                            81,808               80,786              171,533              159,278
                                                           ---------            ---------            ---------            ---------
                                                             360,968              354,359              735,370              689,277
                                                           ---------            ---------            ---------            ---------
Operating Income                                              10,427               14,264               15,199               24,072
                                                           ---------            ---------            ---------            ---------

Interest
  Interest expense                                             3,080                2,365                5,738                4,829
  Interest income                                               (145)                (200)                (331)                (478)
                                                           ---------            ---------            ---------            ---------
                                                               2,935                2,165                5,407                4,351
                                                           ---------            ---------            ---------            ---------

Income Before Income Taxes                                     7,492               12,099                9,792               19,721
                                                           ---------            ---------            ---------            ---------

Income Taxes
  Federal                                                      2,770                3,767                3,624                6,497
  State and local                                                334                  618                  422                1,013
                                                           ---------            ---------            ---------            ---------
                                                               3,104                4,385                4,046                7,510
                                                           ---------            ---------            ---------            ---------

Net Income                                                 $   4,388            $   7,714            $   5,746            $  12,211
                                                           =========            =========            =========            =========

Net Income per share - Basic                               $    0.20            $    0.36            $    0.27            $    0.58
                                                           =========            =========            =========            =========

Net Income per share - Diluted                             $    0.20            $    0.35            $    0.26            $    0.57
                                                           =========            =========            =========            =========

Cash dividends per common
  share                                                    $    0.12            $    0.12            $    0.24            $    0.23
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




                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    ------------------------------------------------------
                                                 CONSOLIDATED BALANCE SHEETS
                                                    (Amounts in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                  December 31                       June 30
                                                                                       1998                          1998
                                                                               ------------------            ------------------
                                                                                    (Unaudited)
                                    Assets
 Current assets
     Cash and temporary investments                                            $          13,808             $           9,344
     Accounts receivable, less allowance
      of $3,772 and $3,500                                                               186,199                       206,313
     Inventories  (at LIFO)                                                              187,581                       192,042
     Other current assets                                                                  8,946                         7,214
                                                                               ------------------            ------------------
 Total current assets                                                                    396,534                       414,913
                                                                               ------------------            ------------------
 Property - at cost
     Land                                                                                 12,387                        12,363
     Buildings                                                                            68,108                        69,103
     Equipment                                                                            98,177                        94,705
                                                                               ------------------            ------------------
                                                                                         178,672                       176,171
     Less accumulated depreciation                                                        68,414                        63,102
                                                                               ------------------            ------------------
 Property - net                                                                          110,258                       113,069
                                                                               ------------------            ------------------
 Goodwill                                                                                 59,436                        53,243
 Other assets                                                                             19,151                        24,866
                                                                               ------------------            ------------------

   TOTAL ASSETS                                                                $         585,379             $         606,091
                                                                               ==================            ==================

                     Liabilities and Shareholders' Equity
 Current liabilities
     Notes payable                                                                                           $          42,973
     Current portion of long-term debt                                                                                  19,429
     Accounts payable                                                          $          77,262                        79,091
     Compensation and related benefits                                                    20,101                        22,702
     Other accrued liabilities                                                            34,933                        28,952
                                                                               ------------------            ------------------
 Total current liabilities                                                               132,296                       193,147
 Long-term debt                                                                          137,715                        90,000
 Other liabilities                                                                        23,824                        23,442
                                                                               ------------------            ------------------
     TOTAL LIABILITIES                                                                   293,835                       306,589
                                                                               ------------------            ------------------

 Shareholders' Equity
 Preferred stock - no par value;  2,500
     shares authorized; none issued or
     outstanding
 Common stock - no par value;  50,000
     shares authorized;  24,095 shares issued                                             10,000                        10,000
 Additional paid-in capital                                                               82,836                        82,865
 Income retained for use in the business                                                 236,301                       235,957
 Less 2,477 and 1,993 treasury shares -
     at cost                                                                             (33,053)                      (24,391)
 Less unearned restricted common
     stock compensation                                                                   (4,540)                       (4,929)
                                                                               ------------------            ------------------
     TOTAL SHAREHOLDERS' EQUITY                                                          291,544                       299,502
                                                                               ------------------            ------------------

     TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                                  $         585,379             $         606,091
                                                                               ==================            ==================


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


                                                                                              Six Months Ended
                                                                                                 December 31
                                                                                    --------------------------------------

                                                                                            1998            1997
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                       $      5,746      $    12,211
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation                                                                         8,421            7,692
       Amortization of goodwill and restricted common
           stock compensation                                                               2,432            2,310
       Provision for losses on accounts receivable                                          1,008              989
       Gain on sale of property                                                              (126)            (250)
       Treasury shares contributed to employee
           benefit plans                                                                    2,065            2,597
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                                             19,587           18,791
           Inventories                                                                      5,118          (35,475)
           Other current assets                                                            (1,654)           5,025
           Accounts payable and accrued expenses                                              989          (13,169)
       Other - net                                                                            193              576
-------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                  43,779            1,297
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                     (7,603)         (11,008)
    Proceeds from property sales                                                            2,405            2,373
    Net cash paid for acquisition of businesses                                           (10,460)         (33,809)
    Deposits and other                                                                      7,363           (1,928)
-------------------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                                      (8,295)         (44,372)
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings (repayments) under line-of-credit
       agreements                                                                         (42,973)          53,297
    Long-term debt borrowings                                                              42,000
    Long-term debt repayments                                                             (13,714)          (6,361)
    Exercise of stock options                                                                 490              791
    Dividends paid                                                                         (5,258)          (4,982)
    Purchase of treasury shares                                                           (11,565)          (7,791)
-------------------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities                                       (31,020)          34,954
-------------------------------------------------------------------------------------------------------------------
Increase (decrease ) in cash and temporary
    investments                                                                             4,464           (8,121)
Cash and temporary investments
    at beginning of period                                                                  9,344           22,405
-------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                 $     13,808      $    14,284
===================================================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                                    $      1,134      $     6,098
     Interest                                                                        $      5,333      $     4,607

Significant noncash investing activity:
     Issuance of common stock for the acquisition of Invetech Company                                  $    63,374


See notes to consolidated financial statements.



              APPLIED INDUSTIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              -----------------------------------------------------
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
             For the Six Months Ended December 31, 1998 (Unaudited)
                          and Year Ended June 30, 1998
                     (Thousands, except per share amounts )



                                                                                   Income                      Unearned      Total
                                            Shares of                 Additional   Retained       Treasury    Restricted     Share-
                                         Common Stock     Common       Paid-in    for Use in      Shares     Common Stock   holders'
                                          Outstanding      Stock       Capital    the Business   - at Cost   Compensation   Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1997                        18,621    $  10,000    $  10,311    $ 216,496    $ (22,983)   $    (950)   $ 212,874
    Net income                                                                        30,125                                 30,125
    Cash dividends - $.47 per share                                                  (10,277)                               (10,277)
    Purchase of common stock
      for treasury                               (291)                                             (8,148)                   (8,148)
    Issuance of common stock for the
      acquisition of Invetech Company           3,165                    63,374                                              63,374
    Treasury shares issued for:
      Retirement Savings Plan contributions       152                     2,430                     1,777                     4,207
      Exercise of stock options                   103                       610                     1,179                     1,789
      Deferred compensation plans                  28                       450                       288                       738
      Restricted common stock awards              201                     3,560                     2,005       (5,565)
      Acquisition of Associated Bearings          123                     1,770                     1,491                     3,261
    Amortization of restricted common
      stock compensation                                                    360                                  1,586        1,946
    Other                                                                               (387)                                  (387)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                       22,102       10,000       82,865      235,957      (24,391)      (4,929)     299,502
    Net income                                                                         5,746                                  5,746
    Cash dividends - $.24 per share                                                   (5,258)                                (5,258)
    Purchase of common stock
      for treasury                               (707)                                            (11,565)                  (11,565)
    Treasury shares issued for:
      Retirement Savings Plan contributions       130                       382                     1,683                     2,065
      Exercise of stock options                    63                      (349)                      839                       490
      Deferred compensation plans                  11                        51                       142                       193
      Restricted common stock awards               19                      (113)                      239         (126)
    Amortization of restricted common
      stock compensation                                                                                           515          515
    Other                                                                               (144)                                  (144)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   21,618    $  10,000    $  82,836    $ 236,301    $ (33,053)   $  (4,540)   $ 291,544
===================================================================================================================================







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


--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1998 and June 30, 1998, and the results of operations for the three months ended and six months ended December 31, 1998 and 1997, and cash flows for the six months ended December 31, 1998 and 1997.

         The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.

2.       NET INCOME PER SHARE

         The following is a computation of the basic and diluted earnings per share:

                                                                    Three Months Ended      Six Months Ended
                                                                       December 31               December 31
                                                                 1998          1997         1998          1997
                                                               ---------------------------------------------------

NET INCOME
Net income as reported in statements of
consolidated income                                               $4,388        $7,714       $5,746       $12,211
                                                               ===================================================

AVERAGE SHARES OUTSTANDING
Weighted average common shares outstanding for basic
computation                                                       21,436        21,604       21,634        21,130
Dilutive effect of:
              Stock options                                           93           357          112           353
              Performance Accelerated
                 Restricted Stock (PARS)                               8            55            9            51
                                                               ---------------------------------------------------
Adjusted average common shares outstanding for
diluted computation                                               21,537        22,016       21,755        21,534
                                                               ===================================================

NET INCOME PER SHARE
Net income per common share - basic                                $0.20         $0.36        $0.27         $0.58
                                                               ===================================================
Net income per common share - diluted                              $0.20         $0.35        $0.26         $0.57
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


--------------------------------------------------------------------------------


  3.      DEBT

         During the quarter ended December 31, 1998, the Company replaced its existing short-term lines of credit with a committed revolving credit agreement with a five year term with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150,000 at various interest rate options, none of which is in excess of the banks' prime rate at interest determination dates. Borrowings under this agreement totaled $42,000 at December 31, 1998. Fees on this facility range from .12% to .40% per year on the average amount of the total revolving credit commitments during the year. This facility enables the Company to refinance short-term debt on a long-term basis. Accordingly, the current portion of long-term borrowings intended to be refinanced are classified as long-term debt. Unused lines under this facility totaling $108,000 are available to fund future acquisitions or other capital and operating requirements.

  4.     BUSINESS COMBINATIONS

         During the six months ended December 31, 1998 the Company acquired three distributors for a total purchase price of $12,300. Two of the companies are distributors of bearings, mechanical and electrical drive systems and industrial products. The third company is a distributor of fluid power products. The acquisitions were accounted for as purchases and their results of operations are included in the accompanying consolidated financial statements from their respective acquisition dates. Results of operations for these acquisitions are not material for all periods presented. Goodwill recognized in connection with these combinations are being amortized over periods of 15 to 20 years.


5.       TREASURY SHARES

         At December 31, 1998, 476 shares of the Company's common stock held as treasury shares are restricted as collateral under escrow arrangements relating to certain change in control and director and officer indemnification agreements.

6.       NEW ACCOUNTING PRONOUNCEMENTS

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at December 31, 1998 and June 30, 1998, and (2) results of operations and cash flows during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

LIQUIDITY AND WORKING CAPITAL
Cash provided by operating activities was $43.8 million in the six months ended December 31, 1998. This compares to $1.3 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 1998, inventories decreased approximately $5.1 million due to Company efforts to reduce inventory levels. Accounts receivable decreased $19.6 million due to a slowing of sales in comparison to the previous two quarters.

Cash used in investing activities was $7.9 million in the six months ended December 31, 1998 as compared to $44.4 million for the period ended December 31, 1997. The primary reason for the decrease was the net cash paid for the Invetech and other acquisitions in the prior year. Also contributing to the decrease were lower property and equipment purchases of approximately $3.5 million.

The Company is building a new 160,000 square foot distribution center in the city of Fontana, California, in the greater Los Angeles area. Construction is expected to be completed by the end of the third quarter of fiscal 1999. This build-to-suit facility will be leased by the Company under a 10 year lease which is expected to be accounted for as an operating lease. The Company is planning to move out of its current Corona Distribution Center and into the new facility in March 1999 upon completion of the new facility.

Working capital at December 31, 1998 was $264.2 million compared to $221.8 million at June 30, 1998. This increase is primarily due to refinancing of short-term debt and reclassification of other current obligations as long-term debt as these borrowings are intended to be refinanced under the new revolving credit facility.

CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, indebtedness under the Company's debt agreements, and operating lease arrangements. Average combined short-term and long-term borrowing was $150.4 and $107.9 million for the six months ended December 31, 1998 and 1997, respectively. The weighted average interest rate on borrowings under revolving

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


credit facilities for the six months ended December 31, 1998 decreased to 5.9% from an average rate of 6.0% for the six months ended December 31, 1997.

In November 1998, the Company entered into a committed revolving credit agreement with a five year term with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150 million. This facility was used to pay down the current short term line of credit borrowings. The Company had $42.0 million of borrowings outstanding under this facility at December 31, 1998. Unused lines under this facility totaling $108.0 million are available to fund future acquisitions or other capital and operating requirements. In January 1999, the Company entered into an agreement with a commercial bank for a $15 million short-term uncommitted line of credit.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 707,000 shares of its common stock for $11.6 million during the six months ended December 31, 1998. The Company has remaining authorization to acquire up to 776,000 shares of Company stock.

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

YEAR 2000 READINESS DISCLOSURE
The Company's progress in completing its Year 2000 activities is overseen by an executive task force made up of representatives from all key management areas. The task force in turn reports to the audit committee of the Board of Directors. Additionally, the Company has retained an outside Year 2000 consultant to provide an independent assessment of the Company's Year 2000 compliance efforts.

The Company's plan for assessment, remediation, replacement and testing of those of its internal computer systems affected by the Year 2000 issue is proceeding on schedule. For business reasons, the Company's financial information systems are being replaced with a new Year 2000-compliant system. Certain modules of the new financial information system are already in use and the Company expects that the complete system will be operating by early calendar year 1999. The Company's OMNEX(R) inventory and sales information system and customer billing system have been remediated and tested, and are now Year 2000-compliant. In addition, the Company has completed its assessment and remediation, and is currently conducting testing, of its other critical systems, including its corporate information system. The Company expects to have completed testing of these systems in early calendar year 1999.

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

--------------------------------------------------------------------------------




RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                                    Increase  (Decrease)
                                                  (Dollars in Thousands Except Per Share Amounts)

                                                       Three Months Ended                     Six Months Ended
                                                          December 31                           December 31
                                                         1998 and 1997                         1998 and 1997
                                                    Amount             Change            Amount             Change
                                                    ------             ------            ------             ------
Net sales                                            $2,772               0.8%           $37,220               5.2%

Cost of sales                                         5,587               2.0%            33,838               6.4%

Selling,distribution and
administrative expenses                               1,022               1.3%            12,255               7.7%

Operating income                                     (3,837)            (26.9%)           (8,873)            (36.9)%

Interest expense - net                                  770              35.6%             1,056              24.3%

Income before income taxes                           (4,607)            (38.1)%           (9,929)            (50.3)%

Income taxes                                         (1,281)            (29.2)%           (3,464)            (46.1)%

Net income                                           (3,326)            (43.1)%           (6,465)            (52.9)%

Net income per share - diluted                         (.15)            (42.9)%             (.31)            (54.4)%


             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------






Three Months Ended December 31, 1998 and 1997
---------------------------------------------

The increase in net sales from the prior year related primarily to companies acquired since December 1997. Gross profit as a percentage of sales decreased to 24.8% from 25.8%. This decrease primarily is due to lower discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, increased slightly to 22.0% from 21.9%. This was primarily due to increased goodwill amortization associated with the companies acquired since December 1997.

Interest expense-net for the quarter increased by 35.6% as compared to the prior year primarily as a result of an increase in average borrowings relating to acquisitions.

Income tax expense as a percentage of income before taxes was 41.4% in the quarter ended December 31, 1998 and 36.2% in the quarter ended December 31, 1997. The increase is primarily due to an adjustment of tax liability accounts from a resolution of certain tax contingencies in December 1997 and the effect of higher nondeductible goodwill.

As a result of the above factors, net income decreased by 43.1% compared to the same quarter of last year.

Six Months Ended December 31, 1998 and 1997
-------------------------------------------

The increase in net sales from the prior year related primarily to the acquisition of Invetech effective August 1, 1997 and other companies during fiscal 1998. Gross profit as a percentage of sales decreased to 24.9% from 25.7%. This decrease primarily is due to lower discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, increased to 22.9% from 22.3%. This was primarily due to the acquisition of Invetech and other companies during fiscal 1998. Also contributing to the increase were higher goodwill amortization, outside consulting and temporary employment expenses. Additional increases during the period related to a pretax restructuring and other special charges of $5.4 million for costs of branch consolidation, downsizing and workforce reductions. This charge decreased net income by $3.2 million, or $.14 per share. The prior year results included a $4.0 million pretax restructuring charge that decreased net income by $2.4 million or $.11 per share associated with the acquisition of Invetech.

Interest expense-net for the quarter increased by 24.3% as compared to the prior year primarily as a result of an increase in average borrowings.

Income tax expense as a percentage of income before taxes was 41.3% in the six months ended December 31, 1998 and 38.1% in the six months ended December 31, 1997. The increase is

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


primarily due to an adjustment of tax liability accounts from a resolution of certain tax contingencies 1997 and the effect of higher nondeductible goodwill.

As a result of the above factors, net income decreased by 52.9% compared to the same quarter of last year.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

(a) The Company incorporates by reference herein the description of the case captioned WALTER R. REED, ET AL. V. METROPOLITAN LIFE INS. CO., ET AL., 20th Judicial District Court for the Parish of West Feliciana, Louisiana, Case No. 13,836, found in Item 3 "Pending Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended June 30, 1998. In December 1998, the Company was dismissed without prejudice from this case.

(b) Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a defendant in several other product and employment-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on October 20, 1998, the Shareholders (i) elected William G. Bares, Dr. Roger D. Blackwell, Russel B. Every, and John J. Kahl as Directors of Class II for a term expiring in 2001, and (ii) ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 1999. Substantially the same information was previously reported in Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 1998.

ITEM 5.  Other Information.
         -----------------

         David L. Pugh was elected the Company's President and Chief Operating Officer as of January 1, 1999.

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits.
         ---------

                  Exhibit No.               Description
                  -----------               -----------

                    3(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc. (filed as Exhibit 3(a) to the Company's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

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

                     4(e) $150,000,000 Credit Agreement dated as of November 5, 1998 among the Company, KeyBank National
                                            Association as Agent, and various
                                            financial institutions (filed as
                                            Exhibit 4(e) to the Company's Form
                                            10-Q for the quarter ended

                                            September 30, 1998, SEC File No.
                                            1-2299, and incorporated here by
                                            reference).

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

                    10(a) First Amendment to the Supplemental Executive Retirement Benefits Plan effective as of August 5, 1998.

                    10(b) Employment Agreement dated December 21, 1998 between David L. Pugh and the Company.

                     27                     Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998.


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

                                 APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                 (Company)


Date:  February 12, 1999         By:   /s/ John C. Dannemiller
                                    -----------------------------
                                       John C. Dannemiller
                                       Chairman & Chief Executive Officer


Date: February 12, 1999          By:   /s/ John R. Whitten
                                    -------------------------
                                       John R. Whitten
                                       Vice President-Chief Financial Officer
                                           & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

     EXHIBIT NO.                DESCRIPTION                            PAGE

     3(a)         Amended and Restated Articles of
                  Incorporation of Applied Industrial
                  Technologies, Inc. (filed as Exhibit
                  3(a) to the Company's Form 10-Q for
                  the quarter ended September 30,
                  1998, SEC File No. 1-2299, and
                  incorporated here by reference).

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

      4(e) $150,000,000 Credit Agreement dated as of November 5, 1998 among the Company, KeyBank National
                 Association as Agent, and various financial institutions (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended
                 September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

      4(f) Rights Agreement, dated as of February 2, 1998, between the Company and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

      10(a)      First Amendment to the Supplemental Executive          Attached
                 Retirement Benefits Plan effective as of August 5, 1998.

      10(b)      Employment Agreement dated December 21, 1998           Attached
                 between David L. Pugh and the Company.

      27         Financial Data Schedule.                               Attached