Form 10-Q
period 1999-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1999-05-17
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 1999               .
                                 ----------------------------------------

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

Yes     X         No
     ------          ------

Shares of common stock outstanding on   April 30, 1999              21,204,704
                                        ---------------------------------------
                                                                  (No par value)

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                      -------------------------------------
                                      INDEX




                                                                                                                       Page No.
                Part I:    FINANCIAL INFORMATION
                         Item 1:     Financial Statements

                                     Statements of Consolidated Income -                                                  2
                                     Three Months and Nine Months Ended
                                     March 31, 1999 and  1998

                                     Consolidated Balance Sheets -                                                        3
                                     March 31, 1999 and June 30, 1998

                                     Statements of Consolidated Cash Flows -                                              4
                                     Nine Months Ended March 31, 1999 and 1998

                                     Statements of Consolidated Shareholders' Equity -                                    5
                                     Nine Months Ended March 31, 1999 and
                                     Year Ended June 30, 1998

                                     Notes to Consolidated Financial Statements                                         6 - 8


                         Item 2:    Management's Discussion and Analysis of                                             9 - 15
                                    Financial Condition and Results of Operations


                Part II:    OTHER INFORMATION

                         Item 1:    Legal Proceedings                                                                     16

                         Item 5:    Other Information                                                                     16

                         Item 6:    Exhibits and Reports on  Form 8-K                                                     16





                Signatures                                                                                                18

PART I:                   FINANCIAL INFORMATION
ITEM I:                   Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


--------------------------------------------------------------------------------

                                           Three Months Ended                         Nine Months Ended
                                                 March 31                                 March 31
                                          1999            1998                   1999                1998
                                      -------------------------------         -------------------------------


Net Sales                             $   386,616         $   393,871         $ 1,137,185         $ 1,107,220
                                      -----------         -----------         -----------         -----------

Cost and Expenses
  Cost of sales                           289,162             291,380             852,999             821,379
  Selling, distribution and
    administrative                         84,615              85,088             256,148             244,365
                                      -----------         -----------         -----------         -----------
                                          373,777             376,468           1,109,147           1,065,744
                                      -----------         -----------         -----------         -----------
Operating Income                           12,839              17,403              28,038              41,476
                                      -----------         -----------         -----------         -----------

Interest
  Interest expense                          2,182               2,408               7,920               7,238
  Interest income                            (143)               (182)               (474)               (660)
                                      -----------         -----------         -----------         -----------
                                            2,039               2,226               7,446               6,578
                                      -----------         -----------         -----------         -----------

Income Before Income Taxes                 10,800              15,177              20,592              34,898
                                      -----------         -----------         -----------         -----------

Income Taxes
  Federal                                   3,996               5,601               7,620              12,098
  State and local                             432                 461                 854               1,474
                                      -----------         -----------         -----------         -----------
                                            4,428               6,062               8,474              13,572
                                      -----------         -----------         -----------         -----------

Net Income                            $     6,372         $     9,115         $    12,118         $    21,326
                                      ===========         ===========         ===========         ===========

Net Income per share - Basic          $      0.30         $      0.42         $      0.56         $      1.00
                                      ===========         ===========         ===========         ===========

Net Income per share - Diluted        $      0.30         $      0.41         $      0.56         $      0.98
                                      ===========         ===========         ===========         ===========

Cash dividends per common
  share                               $      0.12         $      0.12         $      0.36         $      0.35
                                      ===========         ===========         ===========         ===========


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

--------------------------------------------------------------------------------

                                                                      March 31            June 30
                                                                        1999               1998
                                                                      ---------         ---------
                                                                     (Unaudited)
                                          Assets
Current assets
    Cash and temporary investments                                    $  21,145         $   9,344
    Accounts receivable, less allowance
     of $4,031 and $3,500                                               195,530           206,313
    Inventories  (at LIFO)                                              192,619           192,042
    Other current assets                                                  7,757             7,214
                                                                      ---------         ---------
Total current assets                                                    417,051           414,913
                                                                      ---------         ---------
Property - at cost
    Land                                                                 12,373            12,363
    Buildings                                                            69,496            69,103
    Equipment                                                            95,714            94,705
                                                                      ---------         ---------
                                                                        177,583           176,171
    Less accumulated depreciation                                        68,552            63,102
                                                                      ---------         ---------
Property - net                                                          109,031           113,069
                                                                      ---------         ---------
Goodwill                                                                 62,917            53,243
Other assets                                                             14,244            24,866
                                                                      ---------         ---------

  TOTAL ASSETS                                                        $ 603,243         $ 606,091
                                                                      =========         =========

                          Liabilities and Shareholders' Equity
Current liabilities
    Notes payable                                                                       $  42,973
    Current portion of long-term debt                                                      19,429
    Accounts payable                                                  $ 104,906            79,091
    Compensation and related benefits                                    25,525            22,702
    Other accrued liabilities                                            32,455            28,952
                                                                      ---------         ---------
Total current liabilities                                               162,886           193,147
Long-term debt                                                          126,714            90,000
Other liabilities                                                        24,339            23,442
                                                                      ---------         ---------
  TOTAL LIABILITIES                                                     313,939           306,589
                                                                      ---------         ---------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,095 shares issued                             10,000            10,000
Additional paid-in capital                                               82,707            82,865
Income retained for use in the business                                 240,117           235,957
Less 2,890 and 1,993 treasury shares -
    at cost                                                             (38,263)          (24,391)
Less unearned restricted common
    stock compensation                                                   (5,257)           (4,929)
                                                                      ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                                            289,304           299,502
                                                                      ---------         ---------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                            $ 603,243         $ 606,091
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

                                                                                Nine Months Ended
                                                                                    March 31
                                                                     ---------------------------------

                                                                               1999               1998
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                               $ 12,118         $ 21,326
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation                                                            12,882           11,798
       Amortization of goodwill and restricted common
           stock compensation                                                   3,828            3,345
       Provision for losses on accounts receivable                              1,804            1,465
       Gain on sale of property                                                    (2)            (574)
       Treasury shares contributed to employee
           benefit plans                                                        2,725            3,261
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                                 10,764               20
           Inventories                                                          2,437          (32,686)
           Other current assets                                                  (444)           4,815
           Accounts payable and accrued expenses                               28,344           (1,067)
       Other - net                                                                266              650
------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                      74,722           12,353
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                         (9,652)         (26,126)
    Proceeds from property sales                                                3,088            6,536
    Net cash paid for acquisition of businesses                               (12,533)         (31,328)
    Deposits and other                                                          7,920            9,193
------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                         (11,177)         (41,725)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net repayments under line-of-credit agreements                            (42,973)          (4,283)
    Long-term debt borrowings                                                  30,999           50,000
    Long-term debt repayments                                                 (13,714)          (6,361)
    Exercise of stock options                                                     752              938
    Dividends paid                                                             (7,855)          (7,628)
    Purchase of treasury shares                                               (18,953)          (8,001)
------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Financing Activities                           (51,744)          24,665
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary
    investments                                                                11,801           (4,707)
Cash and temporary investments
    at beginning of period                                                      9,344           22,405
------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                         $ 21,145         $ 17,698
======================================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                            $  6,771         $ 10,997
     Interest                                                                $  7,877         $  7,171

Significant noncash investing activity:
     Issuance of common stock for the acquisition of Invetech Company                         $ 63,374

See notes to consolidated financial statements.

             APPLIED INDUSTIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             -----------------------------------------------------
                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
              For the Nine Months Ended March 31, 1999 (Unaudited)
                          and Year Ended June 30, 1998
                     (Thousands, except per share amounts )


                                                                                  Income                   Unearned
                                             Shares of              Additional   Retained      Treasury    Restricted     Total
                                            Common Stock  Common     Paid-in    for Use in      Shares    Common Stock Shareholders'
                                            Outstanding   Stock      Capital   the Business   - at Cost   Compensation    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1997                        18,621     $ 10,000   $ 10,311    $ 216,496     $ (22,983)    $ (950)     $ 212,874
    Net income                                                                      30,125                                  30,125
    Cash dividends - $.47 per share                                                (10,277)                                (10,277)
    Purchase of common stock
      for treasury                               (291)                                            (8,148)                   (8,148)
    Issuance of common stock for the
      acquisition of Invetech Company           3,165                  63,374                                               63,374
    Treasury shares issued for:
      Retirement Savings Plan contributions       152                   2,430                      1,777                     4,207
      Exercise of stock options                   103                     610                      1,179                     1,789
      Deferred compensation plans                  28                     450                        288                       738
      Restricted common stock awards              201                   3,560                      2,005     (5,565)
      Acquisition of Associated Bearings          123                   1,770                      1,491                     3,261
    Amortization of restricted common
      stock compensation                                                  360                                 1,586          1,946
    Other                                                                             (387)                                   (387)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                       22,102       10,000     82,865      235,957       (24,391)    (4,929)       299,502
    Net income                                                                      12,118                                  12,118
    Cash dividends - $.36 per share                                                 (7,855)                                 (7,855)
    Purchase of common stock
      for treasury                             (1,284)                                           (18,953)                  (18,953)
    Treasury shares issued for:
      Retirement Savings Plan contributions       181                     373                      2,352                     2,725
      Exercise of stock options                    94                    (497)                     1,249                       752
      Deferred compensation plans                  16                      52                        214                       266
      Restricted common stock awards               96                     (86)                     1,266     (1,180)
    Amortization of restricted common
      stock compensation                                                                                        852            852
    Other                                                                             (103)                                   (103)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                      21,205     $ 10,000   $ 82,707    $ 240,117     $ (38,263)  $ (5,257)     $ 289,304
===================================================================================================================================




See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and June 30, 1998, and the results of operations for the three months ended and nine months ended March 31, 1999 and 1998, and cash flows for the nine months ended March 31, 1999 and 1998.

         The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year.

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

2.       NET INCOME PER SHARE

         The following is a computation of the basic and diluted earnings per share:

                                                                 (Amounts in thousands, except per share amounts)
                                                                  Three Months Ended      Nine Months Ended
                                                                      March 31                  March 31
                                                                 1999          1998         1999          1998
                                                               ---------------------------------------------------

Net Income
----------
Net income as reported in statements of
consolidated income                                               $6,372        $9,115      $12,118       $21,326
                                                               ===================================================

Average Shares Outstanding
--------------------------
Weighted average common shares outstanding for basic
computation                                                       21,319        21,776       21,530        21,343
Dilutive effect of:
              Stock options                                           66           297          116           325
              Performance Accelerated
                 Restricted Stock (PARS)                              13            41           14            54
                                                               ---------------------------------------------------
Adjusted average common shares outstanding for
diluted computation                                               21,398        22,114       21,660        21,722
                                                               ===================================================

Net Income Per Share
--------------------
Net income per common share - basic                                $0.30         $0.42        $0.56         $1.00
                                                               ===================================================
Net income per common share - diluted                              $0.30         $0.41        $0.56         $0.98
                                                               ===================================================

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

--------------------------------------------------------------------------------


 3.      DEBT

         During the quarter ended December 31, 1998, the Company replaced short-term lines of credit with a five year committed revolving credit agreement with a group of banks. This agreement provides for unsecured borrowings of up to $150 million at various interest rate options, none of which is in excess of the banks' prime rate at interest determination dates. Borrowings under this agreement totaled $20.0 million at March 31, 1999. Fees on this facility range from .12% to .40% per year on the average amount of the total revolving credit commitments during the year. This facility enables the Company to refinance short-term debt on a long-term basis. Accordingly, the short-term debt and the current portion of long-term borrowings intended to be refinanced are classified as long-term debt. Unused lines under this facility totaling $130.0 million are available to fund future acquisitions or other capital and operating requirements.

         During the quarter ended March 31, 1999, the Company entered into an agreement with a commercial bank for a $15.0 million short-term uncommitted line of credit. This agreement provides for payment of interest at various interest rate options, none of which is in excess of the banks' prime rate at interest determination rates. At March 31, 1999, borrowing under this line of credit totaled $11.0 million and is classified as long-term debt in connection with the revolving credit agreement. The remaining unused line available for borrowings at March 31, 1999 totaled $4.0 million.


  4.     BUSINESS COMBINATIONS

         During the nine months ended March 31, 1999 the Company acquired five distributors for a total purchase price of $14.8 million. Three of the companies are distributors of bearings, mechanical and electrical drive systems and industrial products. Two of the companies are distributors of fluid power products. The acquisitions were accounted for as purchases and their results of operations are included in the accompanying consolidated financial statements from their respective acquisition dates. Results of operations for these acquisitions are not material for all periods presented. Goodwill recognized in connection with these combinations is being amortized over periods of 15 to 20 years.


5.       TREASURY SHARES

         At March 31, 1999, 0.5 million shares of the Company's common stock held as treasury shares are restricted as collateral under escrow arrangements relating to certain change in control and director and officer indemnification agreements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

--------------------------------------------------------------------------------

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of financial information about reportable segments in annual and interim financial statements. SFAS No. 131 requires disclosure of certain information about products and services, geographic areas in which the Company operates and major customers. This statement is effective for the June 30, 1999 financial statements. The Company has not completed its evaluation of the impact SFAS No. 131 will have on its financial statement disclosures.

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

--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at March 31, 1999 and June 30, 1998, and (2) results of operations and cash flows during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------
Cash provided by operating activities was $74.7 million in the nine months ended March 31, 1999. This compares to $12.4 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the nine month period ended March 31, 1999 inventories decreased approximately $2.4 million due to Company efforts to reduce inventory levels, accounts receivable decreased $10.8 million due to a slowing of sales and accounts payable and accrued expenses increased $28.3 million due to the timing of payments to suppliers.

Cash used in investing activities was $11.2 million in the nine months ended March 31, 1999 as compared to $41.7 million for the period ended March 31, 1998. The primary reason for the decrease was the net cash paid for Invetech Company and other acquisitions in the prior year. Also contributing to the decrease were lower property and equipment purchases, which declined by approximately $16.5 million from the prior year.

Cash used in financing activities totaled $51.7 million in the nine months ended March 31, 1999 as compared to cash provided by financing activities of $24.7 million for the period ended March 31, 1998. The primary reason for the difference is due to the additional cash provided from operations in fiscal
1999 which was used for the net repayments under the Company's line of credit agreements of approximately $43.0 million, purchase of Company stock for approximately $19.0 million and net repayments on long term debt borrowings of $17.2 million. The amounts provided from financing activities in fiscal 1998 related primarily to borrowings made to fund acquisitions.

The Company built a new 160,000 square foot distribution center in the city of Fontana, California, in the greater Los Angeles area. This build-to-suit facility is leased by the Company under a 10 year lease which is accounted for as an operating lease. The Company relocated its Corona Distribution Center into the new facility in March 1999.

Working capital at March 31, 1999 was $254.2 million compared to $221.8 million at June 30, 1998. This increase is primarily due to refinancing of short-term debt and classification of other current obligations as long-term debt as these borrowings are intended to be refinanced under the new revolving credit facility.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Capital Resources
-----------------
Capital resources are obtained from income retained in the business, indebtedness under the Company's debt agreements, and operating lease arrangements. Average combined short-term and long-term borrowing was $143.5 million and $121.2 million for the nine months ended March 31, 1999 and 1998, respectively. The weighted average interest rate on borrowings under revolving credit facilities for the nine months ended March 31, 1999 decreased to 5.7% from an average rate of 6.0% for the nine months ended March 31, 1998. The weighted average interest on borrowing under other long-term debt agreements for the nine months ended March 31, 1999 decreased to 7.3% from an average rate of 7.8% for the nine months ended March 31, 1998.

In November 1998, the Company entered into a committed revolving credit agreement with a five year term with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150.0 million. This facility was used to pay down the short term line of credit borrowings. The Company had $20.0 million of borrowings outstanding under this facility at March 31, 1999. Unused lines under this facility totaling $130.0 million are available to fund future acquisitions or other capital and operating requirements. In January 1999, the Company entered into an agreement with a commercial bank for a $15.0 million short-term uncommitted line of credit. The Company had $11.0 million of borrowings outstanding under this facility at March 31, 1999. Unused lines under this facility totaling $4.0 million are available to fund future acquisitions or other capital and operating requirements.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 1,284,000 shares of its common stock for $19.0 million during the nine months ended March 31, 1999. Effective April 15, 1999 the Company's Board of Directors authorized the Company to acquire up to an additional one million shares of Company stock.

Management expects that capital resources provided from operations, available lines of credit, unused amounts under the committed revolving credit facility and operating leases will be sufficient to finance normal working capital needs, business acquisitions, enhancement of facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained if desired.

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

--------------------------------------------------------------------------------

The Company's plan for assessment, remediation, replacement and testing of those of its internal computer systems affected by the Year 2000 issue is proceeding on schedule. For business reasons, the Company's financial information systems have been replaced with a new Year 2000-compliant system. The new system is now fully operational. In addition, all of the Company's critical computer systems, including the OMNEX(R) inventory and sales information system, customer billing system, and corporate information system, have been remediated and tested, and are now Year 2000-compliant.

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

To reduce the risk of business interruption due to the Year 2000 issue, the Company is preparing contingency plans to address situations that may result from the failure of the Company or certain third parties (including utilities) to complete efforts necessary to achieve Year 2000 compliance on a timely basis. These plans are scheduled to be completed by various dates before the end of calendar year 1999.

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

--------------------------------------------------------------------------------

Based on currently available information, the total cost of the Company's Year 2000 activities is expected to be under $5 million, with approximately two-thirds of the total cost already incurred through March 31, 1999. The total amount spent to date includes a capital expenditure of approximately $1.4 million for the new Year 2000-compliant financial information system, which would have been acquired in the ordinary course but whose acquisition was accelerated to ensure compliance by the Year 2000. The effort to bring the Company's internal computer systems into compliance has largely been accomplished by redirecting internal programming resources, with costs expensed as incurred. These costs, too, are included in the total cost estimate. Estimates of Year 2000-related costs are based on numerous assumptions and there is no certainty that actual costs will not be significantly different from the estimates.

To date, the costs of addressing the Year 2000 issue are not considered material to the Company's financial condition, results of operations or cash flows, and future costs are not expected to be material in such respects. The Company further anticipates that its current resources and sources of liquidity will be adequate to address the capital needs arising from its specific Year 2000 issues.

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

--------------------------------------------------------------------------------



RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                         Increase  (Decrease)
                                            (Dollars in Thousands Except Per Share Amounts)

                                           Three Months Ended             Nine Months Ended
                                                March 31                      March 31
                                             1999 and 1998                  1999 and 1998
                                             -------------                  -------------

                                       Amount           Change        Amount            Change
                                       ------           ------        ------            ------

Net sales                              ($7,255)          (1.8%)      $ 29,965            2.7%

Cost of sales                           (2,218)          (0.8%)        31,620            3.8%

Selling,distribution and
administrative expenses                   (473)          (0.6%)        11,783            4.8%

Operating income                        (4,564)         (26.2%)       (13,438)         (32.4%)

Interest expense - net                    (187)          (8.4%)           868           13.2%

Income before income taxes              (4,377)         (28.8%)       (14,306)         (41.0%)

Income taxes                            (1,634)         (27.0%)        (5,098)         (37.6%)

Net income                              (2,743)         (30.1%)        (9,208)         (43.2%)

Net income per share - diluted            (.11)         (26.8%)          (.42)         (42.9%)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Three Months Ended March 31, 1999 and 1998
------------------------------------------

The decrease in net sales from the prior year was due to an overall slowing in the industrial markets served by the Company. Gross profit as a percentage of sales decreased to 25.2% from 26.0%. This decrease primarily is due to lower discounts and allowances from suppliers and favorable cost adjustments in the prior year.

Selling, distribution and administrative expenses as a percent of sales, increased to 21.9% from 21.6%. This was primarily due to an increase in salary and benefits expense associated with companies acquired since March 1998.

Interest expense-net for the quarter decreased by 8.4% as compared to the prior year primarily as a result of lower interest rates and a decrease in average borrowings for the quarter.

Income tax expense as a percentage of income before taxes was 41.0% in the quarter ended March 31, 1999 and 39.9% in the quarter ended March 31, 1998. The increase is the higher effect of nondeductible expenses.

As a result of the above factors, net income decreased by 30.1% compared to the same quarter of last year.

Nine Months Ended March 31, 1999 and 1998
-----------------------------------------

The increase in net sales from the prior year related primarily to the acquisition of Invetech effective August 1, 1997 and other companies during fiscal 1998 and 1999. Gross profit as a percentage of sales decreased to 25.0% from 25.8%. This decrease primarily is due to lower discounts and allowances from suppliers and favorable cost adjustments in the prior year.

Selling, distribution and administrative expenses as a percent of sales, increased to 22.5% from 22.0%. This was primarily due to the acquisition of Invetech and other companies during fiscal 1998. Also contributing to the increase were higher goodwill amortization, salary and benefits and a lower amount of selling, distribution & administrative expenditures capitalized into inventory. Additional increases during the period related to a pretax restructuring and other special charges of $5.4 million for costs of branch consolidation, downsizing and workforce reductions. This charge decreased net income by $3.2 million, or $.14 per share. The prior year results also included a $4.0 million pretax restructuring charge that decreased net income by $2.4 million or $.11 per share associated with the acquisition of Invetech.

Interest expense-net for the year increased by 13.2% as compared to the prior year primarily as a result of an increase in the year-to-date average borrowings.

Income tax expense as a percentage of income before taxes was 41.2% in the nine months ended March 31, 1999 and 38.9% in the nine months ended March 31, 1998. The increase is primarily

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


due to an adjustment of tax liability amounts related to the resolution of certain tax contingencies in the prior year and the effect of higher nondeductible goodwill.

As a result of the above factors, net income decreased by 43.2% compared to the same quarter of last year.

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

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product; changes in operating expenses; the effect of price increases; the variability and timing of business opportunities including acquisitions, customer agreements, supplier authorizations and other business strategies; the Company's ability to realize the anticipated benefits of acquisitions and other business opportunities; the Company's ability to complete, in a timely manner and within cost estimates, its Year 2000 project; the ability of suppliers and customers to achieve year 2000 compliance in a timely manner; changes in accounting policies and practices;
the effect of organizational changes within the Company; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods and accidents).

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

         Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a defendant in several product and employment-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or financial condition.

ITEM 5.  Other Information.
         ------------------

         Thomas A. Commes, the retired President and Chief Operating Officer of The Sherwin-Williams Company, was elected to the Company's Board of Directors on April 15, 1999. He is a member of Class I of the Board, with a term expiring in 2000.

ITEM 6.  Exhibits and Reports on Form 8-K.
         ----------------------------------

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

                     27                     Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1999.

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

                              APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                              (Company)


Date:  May 14, 1999           By:  /s/ John R. Whitten
                                 -------------------------
                                   John R. Whitten
                                   Vice President-Chief Financial Officer &
                                      Treasurer


Date: May 14, 1999            By:  /s/ Mark O. Eisele
                                 ------------------------
                                   Mark O. Eisele
                                   Vice President-Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

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