Form 10-K405
period 1999-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1999-09-17
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 1999

                           Commission File No. 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 OHIO                                      34-0117420
    -------------------------------                   -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of the close of business on August 31, 1999:
$286,267,648.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at August 31, 1999
               -----                           ------------------------------

    Common Stock, without par value                      20,993,104


                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

                  (1) Applied Industrial Technologies, Inc. 1999 Annual Report to shareholders for the fiscal year ended June 30, 1999, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

                  (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 15, 1999, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

                                     PART I.
                                     -------

                                ITEM 1. BUSINESS.
                                        ---------

         Applied Industrial Technologies, Inc. ("Applied"), directly and through its wholly owned operating subsidiaries, distributes industrial products, including bearings, power transmission components, hydraulic and pneumatic (together referred to as fluid power) components, industrial rubber products, linear motion products, and general maintenance and specialty items manufactured by others. In addition, Applied provides mechanical, rubber, and fluid power shop services, including engineering design, and electrical, gearing, material handling, hose, and fluid power systems. Applied distributes its products to a wide variety of industrial customers primarily in the United States. Applied and its predecessor companies have been engaged in this business since 1923. The company was incorporated in Delaware in 1928 and reincorporated in Ohio in 1988. Applied, formerly known as Bearings, Inc., adopted its current name as of January 1, 1997.

         (a) GENERAL DEVELOPMENT OF BUSINESS.

         In fiscal 1999, Applied acquired the following companies, for purchase prices totaling $14.8 million, in order to extend its geographic reach and expertise in targeted product technologies:

         - Elect-Air Tool Co. and Fornaciari Company, distributors of pneumatic power components and hydraulic power components, respectively, each with two locations in California
         -    Rafael Benitez Carrillo, Inc., a bearings and power transmission component distributor with two locations in Puerto Rico
         -    Nicholson Supply Company, a bearings and power transmission component distributor with two locations in Nebraska
         - BPC Supply Company, a bearings and power transmission component distributor with three locations in Utah

         Applied launched several electronic commerce initiatives during the year. First, Applied formed an alliance with Datastream Systems, Inc. to be a supplier to Datastream's new online procurement system. The system, named e-MRO (a Datastream service mark), is an extension of Datastream's industrial maintenance procurement software and offers users a direct electronic commerce link to Applied through the Internet, making it easier to order replacement parts electronically.

         In June, Applied announced the launch of two Internet sites, AppliedAccess(R) and Farm Warehouse (SM). AppliedAccess (www.applied-access.com) provides customers a quick and easy method to search for products in Applied's vast electronic catalog, view prices, place orders, and track order status online. Farm Warehouse (www.farmwarehouse.com) provides farmers and ranchers the convenience of locating and ordering replacement parts for their equipment online.

         David L. Pugh joined Applied as President & Chief Operating Officer in January 1999. Mr. Pugh most recently was senior vice president of Rockwell Automation's Industrial Control Group and brings with him broad marketing, operations, and general management experience.

         Further information regarding developments in Applied's business can be found in Applied's 1999 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 through 12, which is incorporated here by reference.

         (b) FINANCIAL INFORMATION ABOUT SEGMENTS.

         Applied considers its business to involve only one reportable business segment, service center-based distribution. This business provides customers with solutions to their maintenance, repair, and original equipment manufacturing needs by distributing bearings, power transmission components and systems, fluid power components, industrial rubber products, linear motion products, general maintenance products, and related specialty items through Applied's service centers. Applied also offers technical product application support and provides creative solutions to help customers minimize downtime and reduce overall procurement costs.

         In addition to the service center-based distribution business, Applied operates several smaller businesses that primarily sell their products and services directly to customers rather than through the service centers. These businesses include specialized fluid power operations, certain electrical and fabricated rubber service operations, and Applied's electronic commerce businesses.

         Financial information on the service center-based distribution segment and Applied's other businesses can be found in Applied's 1999 Annual Report to shareholders in note 11 to the financial statements on page 24, and that information is incorporated here by reference.

         (c) NARRATIVE DESCRIPTION OF BUSINESS.

         Overview. Applied's service centers, located in 46 states and Puerto Rico, serve as the company's primary business channel. The products and services marketed through the service centers involve varying levels of complexity, technical skill, and support. As noted in "Financial Information about Segments," above, Applied also operates other businesses that sell products and services directly to customers rather than through the service centers. These businesses include specialized fluid power operations, certain electrical and fabricated rubber service operations, and Applied's electronic commerce businesses.

         In fiscal 1999, in an effort to provide additional focus to its higher value-added services and systems, as differentiated from products sold as components, Applied formed the following marketing divisions related to specific product and service categories:

         - Industrial Products Division. This division provides procurement and technical support for the service centers with respect to industrial products sold as components, including bearings, power transmission components, fluid power components, linear motion products, and general maintenance and specialty items. As noted in the sales data below, the products supported by this division represent the bulk of Applied's sales dollars.

         - Engineered Systems Division. This division is responsible for Applied's power transmission and electrical systems business, including mechanical shop operations. The division provides the service centers with technical training, and design and fabrication support. The service centers represent the primary sales channel for this division. As such, most of this division's operations are included in the service center-based distribution segment described above.

         - Fabricated Rubber Division. This division's primary operations are rubber shops, which fabricate heavy and lightweight conveyor belt, hydraulic hose, and industrial hose to meet customer requirements. In addition, the division has a field service group that performs belt installation and repair. Except for the field service group, the division sells its services primarily through the service centers. Most of this division's operations are therefore included in the service center-based distribution segment described above.

         - Fluid Power Division. This division includes Applied's specialized fluid power businesses, which market their products and services directly to customers rather than through the service centers. These businesses operate in various geographic areas throughout the United States under the following names: Air and Hydraulics Engineering (Southeast), Dees Fluid Power (Mid-Atlantic and Northeast), Elect-Air (California and Arizona), Engineered Sales (Midwest), ESI Power Hydraulics (Illinois and Wisconsin), and Fornaciari (California and Arizona). In addition, the Fluid Power Division operates several geographically dispersed fluid power shops in support of the service centers.

         Based on Applied's analysis of dollar sales volume for fiscal 1999 (for Applied's service center-based distribution and other businesses), the Industrial Products Division represented 70%, the Engineered Systems Division represented 15%, and the Fluid Power and Fabricated Rubber Divisions together represented 14% of sales. Although the divisional structure was not created until fiscal 1999, a pro forma analysis for fiscal 1998 shows the Industrial Products Division represented 72%, the Engineered Systems Division represented 15%, and the Fluid Power and Fabricated Rubber Divisions together represented 12% of sales. Comparable figures are not available for fiscal 1997. The sum of percentages shown is less than 100% due to rounding.

         Products. Applied engages in the distribution and sale of ball, roller, mounted, and plane bearings, power transmission components, fluid power components, industrial rubber products, linear motion products, and general maintenance and specialty items such as seals, sealants, fluid sealing, "O" rings, retaining rings, adhesives, lubricants, maintenance tools and equipment, and safety and cleaning products. Applied does not generally manufacture the products that it sells.

         Applied is a non-exclusive distributor for numerous manufacturers. The principal product lines distributed by Applied are the following:

         - Bearings. American, Barden, Dodge, FAG, INA, Kaydon, Link-Belt, McGill, MRC, Rexnord, Sealmaster, SKF, Symmco, Timken, and Torrington/Fafnir.

         - Power Transmission. Baldor, Boston Gear, Browning, Control Techniques, Falk, Foote Jones, Jeffrey, Kop-Flex, Lovejoy, Martin, Morse, Reliance/Dodge, Rexnord/Link-Belt, Saftronics, Sumitomo, U.S. Electrical Motors, and Winsmith.

         - Industrial Rubber. Aeroquip, Dayco, Dixon, Flexco, Fusion, Gates, Goodyear, Habasit, Scandura, Siegling, and Weatherhead.

         - Fluid Power. Bosch, Dana, Denison, Donaldson, Eaton Char-Lynn, Ingersoll Rand-ARO, and Schrader Bellows.

         - Linear Motion. Applied Motion Products, Duff-Norton, INA, Nook, Thomson, and Star.

         - Specialty items. CR Industries, Dow Corning, Garlock, Gojo, Keystone, Loctite, Lubriplate, National/Federal Mogul, OTC/Power Team, Parker Hannifin, Rotor Clip, and Skil/Bosch.

         Applied believes that its supplier relationships are generally good and that Applied can continue to represent these suppliers. The loss of certain suppliers could have an adverse effect on Applied's business.

         Services. Applied's service center associates advise and assist customers with respect to product selection and application. Applied considers this advice and assistance to be an integral part of its sales efforts. Beyond acting as a mere distributor, Applied markets itself as a "single-source" applied technology supplier, offering product and process solutions involving multiple technologies. These solutions reduce production downtime and overall procurement and maintenance costs for customers. By providing a high level of service, product knowledge, and technical support, while at the same time offering competitive pricing, Applied believes it will continue to develop closer, longer-lasting, and more profitable customer relationships.

         Applied's sales associates consist of customer service representatives and field account managers assigned to each Applied service center, in addition to product specialists. Customer service representatives receive, process, and expedite customer orders, provide product and pricing information, and assist field account managers in serving customers. Field account managers make on-site calls to customers and potential customers to provide product and price information, conduct surveys of customer requirements and make recommendations, and assist in implementing maintenance programs. Using Applied's proprietary Documented Value Added(R) software program, account managers can measure and document the value to the customer, through cost savings and/or increased productivity, of Applied's services and advice. Product specialists from the Engineered Systems, Fabricated Rubber, and Fluid Power Divisions assist with applications in their areas of technical expertise. Applied has also established Centers of Expertise and technical call centers within those divisions, staffed by skilled technicians who provide consulting and training services with respect to particular product technologies.

         Applied maintains inventory levels at each service center that are tailored to meet customers' immediate needs. These inventories consist of standard items stocked at most service centers as well as other items related to customers' needs in the particular locale. As a result, each service center's business is concentrated largely in the geographic area where the service center is located. Applied also maintains back-up inventory in its eight regional distribution centers. The inventory maintained at Applied's facilities enables customers to minimize their own inventories of industrial products.

         In addition to the service centers, Applied maintains a network of mechanical, rubber, and fluid power shops. These shops are operated through the Engineered Systems, Fabricated Rubber, and Fluid Power Divisions, respectively.

         Applied's mechanical shops, within the Engineered Systems Division, rebuild and assemble speed reducers, provide custom machining, assemble electrical panels to customer specifications, and perform systems automation services. These shops are located in the following cities:

         -     Fontana, California              -     Detroit, Michigan
         -     Denver, Colorado                 -     Cleveland, Ohio
         -     Atlanta, Georgia                 -     Fort Worth, Texas
         -     Florence, Kentucky               -     Longview, Washington

         Applied's Fabricated Rubber Division operates shops that modify and repair belts and provide hose assemblies in accordance with customer requirements. These rubber shops are located in the following cities:

         -     Tucson, Arizona                  -     Cranbury, New Jersey
         -     Fontana, California              -     Clackamas, Oregon
         -     Tracy, California                -     Fort Worth, Texas
         -     Denver, Colorado                 -     Salt Lake City, Utah
         -     Crestwood, Illinois              -     Longview, Washington
         -     Billings, Montana                -     Appleton, Wisconsin

         Besides the services offered by the Fabricated Rubber Division at its shops, Applied's field crews perform belt installation and repair services and rubber lining installation services at customer locations in select geographic areas.

         Applied's Fluid Power Division operates shops that assemble fluid power systems and components and offer technical advice to customers. These shops are located in the following cities:

         -     Birmingham, Alabama              -     Worcester, Massachusetts
         -     Fontana, California              -     Maryland Heights, Missouri
         -     San Jose, California             -     Fort Worth, Texas
         -     Atlanta, Georgia                 -     Kent, Washington
         -     Baltimore, Maryland              -     Longview, Washington

         Timely delivery of products to customers is an integral part of Applied's service. Service centers and distribution centers use the most effective method of transportation available to meet customer needs, including both surface and air common carrier and courier services. Applied also maintains a fleet of vehicles to deliver products to customers. These transportation services and delivery vehicles are also used to move products between suppliers, distribution centers, and service centers to assure availability of merchandise for customer needs.

         Applied's inventory and sales information systems enhance its ability to serve customers. Applied's point-of-sale OMNEX(R) computer system gives each Applied location on-line access to inventory and sales information. The system permits direct access for order entry, pricing, order expediting, and back order review. Applied's computer systems also support electronic data interchange
(EDI) and electronic funds transfer (EFT) with participating customers and suppliers. AppliedAccess(R), introduced in June 1999, provides customers an Internet-based means to search for products in Applied's vast electronic catalog, view prices, place orders, and track order status.

         Applied's operations contrast sharply with those of the manufacturers whose products Applied sells in that the manufacturers generally confine their direct sales activities to large-volume transactions with original equipment manufacturers who incorporate the components purchased into the products they make. The manufacturers generally do not sell replacement components directly to the customer but refer the customer to Applied or another distributor. There can be no assurance that this practice will continue, however, and any discontinuance of this practice could have an adverse effect on Applied's business.

         There is a trend among large industrial customers towards reducing the number of suppliers of maintenance and replacement products with whom they deal. Applied is responding to this trend by continuing to broaden its product offering and by developing new methods for marketing its products. There can be no guarantee, however, that this trend will not have an adverse effect on Applied's business.

         Customers have also increasingly demonstrated a desire to order industrial products by electronic means, including through electronic catalogs and Internet-based marketing systems. Applied is responding to this trend by developing new avenues (in addition to EDI) to accommodate current customers and to reach new customers adopting electronic purchasing methods. AppliedAccess, Farm Warehouse, and e-MRO (described in greater detail in Item 1, subsection
(a)) were introduced in fiscal 1999 and Applied is planning additional Internet-based businesses and services targeted at specific market niches.

         Patents, trademarks, and licenses do not have a significant effect on Applied's business.

         Markets and Methods of Distribution. Applied purchases from over 2,500 manufacturers of bearings, power transmission components, industrial rubber products, fluid power products, linear motion products, and general maintenance and specialty items. Applied then resells the products to a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, paper products, primary metals, textiles, transportation, and utilities. Customers range from the largest industrial concerns in the United States to the smallest. Applied's business is not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on Applied's business as a whole, and no single customer accounts for more than 3% of Applied's net sales.

         At June 30, 1999, Applied had 394 service centers in 46 states and Puerto Rico. Applied has no operations outside the United States.

         Applied's export business during the fiscal year ended June 30, 1999 and prior fiscal years was less than 2% of net sales, and is not concentrated in a specific geographic area.

         Competition. Applied considers its overall business to be highly competitive. In addition, its markets present few economic or technological barriers to entry, although longstanding supplier and customer relationships may operate as barriers. Applied's principal competitors are other specialized bearing, power transmission, industrial rubber, fluid power, linear motion, and specialty item distributors, and, to a lesser extent, mill supply houses. These competitors include single and multiple facility operations, some of which are divisions or subsidiaries of larger organizations. A number of these competitors may have greater financial resources than Applied. The trend towards industry consolidation continues, producing larger multiple facility operations.

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

         Applied is one of the leading distributors of replacement bearings, power transmission components, fluid power components, industrial rubber products, linear motion products, and specialty items in the United States, but Applied's market share for those products in any given geographic area may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.

         Backlog and Seasonality. Because of Applied's extensive product resources and distribution network, Applied does not have a substantial backlog of orders, nor are backlog orders significant at any given time.
Applied does not consider its business to be seasonal.

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

         Number of Employees. On June 30, 1999, Applied had 4,558 employees. Applied considers its relationship with its employees to be generally favorable.

         Working Capital. Applied's working capital position is disclosed in the financial statements referred to at Item 14 on page 16 of this Report and is discussed in "Management's Discussion and Analysis" in Applied's 1999 Annual Report to shareholders on pages 10 and 11.

         Applied requires substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet rapid delivery requirements of customers. Applied generally requires all payments for sales on account within 30 days. Returns are not considered to have a material effect on Applied's working capital requirements. Applied believes these practices are consistent with prevailing industry practices.

         Environmental Laws. Applied believes that compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect upon Applied's capital expenditures, earnings, or competitive position.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         Applied has no operations outside the United States. Applied's export business during the fiscal year ended June 30, 1999, and prior fiscal years, was less than 2% of net sales, and is not concentrated in a specific geographic area.

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

         Important risk factors include, but are not limited to, those identified in "Narrative Description of Business," above, and the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements, and supplier authorizations; Applied's ability to realize the anticipated benefits of acquisitions and other business strategies, including electronic commerce initiatives; the incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within Applied; the emergence of new competitors, including firms with greater financial resources than Applied; adverse effects of the Year 2000 issue on the businesses of Applied and its suppliers and customers; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods, and accidents).

                               ITEM 2. PROPERTIES.
                                       -----------

         Applied owns or leases the properties in which its offices, service centers, distribution centers, shops, and corporate facilities are located. As of June 30, 1999, Applied owned real properties at 180 locations and leased 232 locations. Certain locations contain multiple operations, such as a shop and a distribution center.

         Applied's principal owned real properties (each of which has more than 20,000 square feet of floor space) as of June 30, 1999 were:

         - the distribution center, fluid power shop, and mechanical shop in Atlanta, Georgia
         -  the distribution center and mechanical shop in Florence, Kentucky
         -  the service center in Monroe, Louisiana
         -  the service center in Omaha, Nebraska
         -  the distribution center in Portland, Oregon
         -  the distribution center in Carlisle, Pennsylvania

         Applied's principal leased real properties (each of which has more than 20,000 square feet of floor space) as of June 30, 1999 were:

         -  the corporate headquarters facility in Cleveland, Ohio
         - the distribution center, offices, fluid power shop, mechanical shop, and rubber shop in Fontana, California
         -  the service center in Long Beach, California
         -  the service center in San Jose, California
         -  the rubber shop in Tracy, California
         -  the distribution center in Denver, Colorado
         -  the rubber shop and mechanical shop in Denver, Colorado
         -  the service center in Grand Rapids, Michigan
         -  the service center in Iron Mountain, Michigan
         -  the service center in Kansas City, Missouri
         -  the mechanical shop in Cleveland, Ohio
         - the distribution center, fluid power shop, mechanical shop, and rubber shop in Fort Worth, Texas
         -  the service center in Longview, Washington
         - the distribution center, fluid power shop, mechanical shop, and rubber shop in Longview, Washington
         -  the offices, service center, and rubber shop in Appleton, Wisconsin
         -  the service center in Milwaukee, Wisconsin

         All of the properties listed above are used by Applied's service center-based distribution segment.

         Applied considers its properties generally sufficient to meet its requirements for office space and inventory stocking. A service center's size is primarily influenced by the amount of inventory the service center requires to meet its customers' needs. Applied uses in its business all of its owned and leased properties except for certain properties (several of which have floor space exceeding 20,000 square feet), which in the aggregate are not material and are either for sale, lease, or sublease to third parties due to a facility's relocation or closing. Applied also may lease or sublease to others unused portions of buildings.

         Generally, when opening a new service center, Applied will lease space. Then, as the business develops, suitable property may be purchased or leased for relocation of the service center. A new general-purpose office-storeroom building may be constructed. Although Applied has emphasized leasing real property in recent years, Applied has no fixed policy in this regard, and in each instance the final decision is based on availability and cost of suitable property in the local real estate market, whether leased or purchased. Applied does not consider any of its service center, distribution center, or shop properties to be material, because it believes that if it becomes necessary or desirable to relocate one of those operations, other suitable property could be found.


                       ITEM 3. PENDING LEGAL PROCEEDINGS.
                               --------------------------

         Applied and/or one of its subsidiaries is a defendant in several product and employment-related lawsuits. Based on circumstances currently known Applied believes these cases are not material to its business or financial condition.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------

         No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.
                      -------------------------------------

         Applied's executive officers are elected for a term of one year, or until their successors are chosen and qualified, at the organizational meeting of the Board of Directors held immediately following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 20, 1998:

                  John C. Dannemiller. Mr. Dannemiller is Chairman (since 1992) and Chief Executive Officer (since 1992), and has served as a member of the Board of Directors since 1985. He was also President (from October 1996 to January 1999). He is 61 years of age.

                  David L. Pugh. Mr. Pugh was elected President & Chief Operating Officer in January 1999. Prior to joining Applied, he was Senior Vice President of the Industrial Control Group (from February 1996 to June 1998) of Rockwell Automation, a division of Rockwell International Corporation. In that position, he was responsible for a global manufacturing operation encompassing three business groups, 5,000 employees, and 13 operating locations. He was also Rockwell Automation's Senior Vice President of Global Operations (from November 1994 to February 1996) and Senior Vice President of Global Market Development (from June 1994 to November 1994). He is 50 years of age.

                  Todd A. Barlett. Mr. Barlett is Vice President-Alliance Systems (since August 1999). He was Vice President-National Accounts & Alliance Systems (from August 1998 to August 1999), Vice President-Southeast Area (from January 1995 to August 1998), and Southeast Area Manager (from 1993 to January 1995). He is 44 years of age.

                  Donald L. Chargin. Mr. Chargin is Vice President-Sales and Field Operations (since August 1998). He was Vice President-Western Area (from January 1995 to August 1998) and Western Area Manager (from 1993 to January 1995). He is 44 years of age.

                  Mark O. Eisele. Mr. Eisele is Vice President & Controller (since October 1997). He was Controller (from 1992 to October 1997). He is 42 years of age.

                  James T. Hopper. Mr. Hopper is Vice President-Information Systems (since January 1995). He was Director of Information Systems from 1993 to January 1995. He is 56 years of age.

                  Justin M. Jacobi. Mr. Jacobi is Vice President-Marketing & Strategic Planning (since August 1998). He was Vice President-Field Operations (from March 1998 to August 1998), Vice President-Northeast Area (from January 1997 to March 1998) and Marketing Director for Bearing Products (from July 1994 to January 1997). He is 39 years of age.

                  Bill L. Purser. Mr. Purser is Vice President-Chief Marketing Officer (since February 1999). Prior to that he was Vice President-Marketing & National Accounts (from July 1996 to February
         1999), Vice President-National Accounts (from January 1995 to July
         1996), and Director of National Accounts (from December 1994 to January
         1995). Before joining Applied, he was Vice President of Business Development for INVETECH Company (from 1992 to December 1994). He is 56 years of age.

                  Jeffrey A. Ramras. Mr. Ramras is Vice President-Logistics (since January 1995). He was Director of Logistics (from September 1994 to January 1995). He is 44 years of age.

                  Richard C. Shaw. Mr. Shaw is Vice President-Communications, Organizational Learning & Quality Standards (since July 1996). Prior to that he was Vice President-Communications & Public Relations (from 1993 to July 1996). He is 50 years of age.

                  Robert C. Stinson. Mr. Stinson is Vice President-Chief Administrative Officer, General Counsel & Secretary (since October
         1997). He was Vice President-Administration, Human Resources, General Counsel & Secretary (from October 1994 to October 1997) and has served as Secretary since 1990. He was Vice President-General Counsel (from 1989 to October 1994). He is 53 years of age.

                  John R. Whitten. Mr. Whitten is Vice President-Chief Financial Officer & Treasurer (since October 1997). He was Vice President-Finance & Treasurer (from 1992 to October 1997). He is 53 years of age.


                                    PART II.
                                    --------

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    -------------------------------------------------
                              STOCKHOLDER MATTERS.
                              --------------------

         Applied's Common Stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol APZ. The information concerning the principal market for Applied's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 1999 and 1998 and the number of shareholders of record as of August 17, 1999 is set forth in Applied's 1999 Annual Report to shareholders on page 27, under the caption "Quarterly Operating Results and Market Data," and that information is incorporated here by reference.


                        ITEM 6. SELECTED FINANCIAL DATA.
                                ------------------------

         The summary of selected financial data for the last five years is set forth in Applied's 1999 Annual Report to shareholders in the table on pages 28 and 29 under the caption "10 Year Summary" and is incorporated here by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      ------------------------------------

         "Management's Discussion and Analysis" is set forth in Applied's 1999 Annual Report to shareholders on pages 10 through 12 and is incorporated here by reference.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                      --------------------------------------------

         The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the independent auditors' report listed below, which are included in Applied's 1999 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed with this Report:

                  Caption                                               Page No.
                  -------                                               --------

         Financial Statements:

                  Statements of Consolidated                              13
                  Income for the Years Ended
                  June 30, 1999, 1998, and 1997

                  Consolidated Balance Sheets                             14
                  June 30, 1999 and 1998

                  Statements of Consolidated                              15
                  Cash Flows for the Years Ended
                  June 30, 1999, 1998, and 1997

                  Statements of Consolidated                              16
                  Shareholders' Equity for the
                  Years Ended June 30, 1999,
                  1998, and 1997

                  Notes to Consolidated                                 17 - 24
                  Financial Statements for the
                  Years Ended June 30, 1999, 1998,
                  and 1997

         Independent Auditors' Report                                     25

         Supplementary Data:

                  Quarterly Operating Results and                         27
                  Market Data

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

                                    PART III.
                                    ---------

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                   ---------------------------------------------------

         The information required by this Item as to Applied's directors is set forth in Applied's Proxy Statement dated September 15, 1999 on pages 4 through 6 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to Applied's executive officers has been furnished in this Report on pages 12 and 13 in Part I, after Item 4, under the caption "Executive Officers of the Registrant." The information required by this Item as to Forms 3, 4 or 5 reporting delinquencies is set forth in Applied's Proxy Statement on page 19 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.


                        ITEM 11. EXECUTIVE COMPENSATION.
                                 -----------------------

         The information required by this Item is set forth in Applied's Proxy Statement dated September 15, 1999, under the captions "Summary Compensation" on page 8, "Option Grants in Last Fiscal Year" and "Aggregate Option Exercises and Fiscal Year-End Option Value Table" on page 9, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 10, "Compensation of Directors" on pages 14 and 15, "Deferred Compensation Plan for Non-employee Directors" and "Deferred Compensation Plan" on page 15, "Employment Agreement" on page 16, and "Change in Control Agreements and Other Related Arrangements" on pages 16 and 17, and is incorporated here by reference.


                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         ----------------------------------------
                             OWNERS AND MANAGEMENT.
                             ----------------------

         Information concerning the security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Certain Applied Shareholders and Management" on page 7 of Applied's Proxy Statement dated September 15, 1999, and is incorporated here by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                     -----------------------------------------------

         Information concerning certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" on page 14 of Applied's Proxy Statement dated September 15, 1999 and is incorporated here by reference.


                                    PART IV.

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                   ---------------------------------------------------
                       SCHEDULES AND REPORTS ON FORM 8-K.
                       ----------------------------------

(a)1.    FINANCIAL STATEMENTS.

         The following consolidated financial statements of Applied, notes thereto, the independent auditors' report, and supplemental data are included in Applied's 1999 Annual Report to shareholders on pages 13 through 25 and page 27, and are incorporated by reference in Item 8 of this Report.

                                 Caption
                                 -------

                  Statements of Consolidated Income for the Years Ended June 30, 1999, 1998, and 1997

                  Consolidated Balance Sheets
                  June 30, 1999 and 1998

                  Statements of Consolidated Cash Flows for the Years Ended June 30, 1999, 1998, and 1997

                  Statements of Consolidated Shareholders'
                  Equity for the Years Ended June 30, 1999,
                  1998, and 1997

                  Notes to Consolidated Financial Statements for the Years Ended June 30, 1999, 1998, and 1997

                  Independent Auditors' Report

                  Supplementary Data:
                    Quarterly Operating Results and Market Data

(a)2.    FINANCIAL STATEMENT SCHEDULE.

         The following report and schedule are included in this Part IV, and are found in this Report at the pages indicated:

                           Caption                                 Page No.
                           -------                                 --------

                  Independent Auditors' Report                        22


                  Schedule VIII - Valuation and                       23
                  Qualifying Accounts

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

(a)3.    EXHIBITS.

                  * Asterisk indicates an executive compensation plan or arrangement.

                       Exhibit
                       No.                      Description
                       ---                      -----------

                      3(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 8, 1998 (filed as Exhibit 3(a) to Applied's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                      3(b) Code of Regulations of Applied adopted September 6, 1988 (filed as Exhibit 3(b) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                      4(a)          Certificate of Merger of Bearings, Inc.
                                    (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                      4(b) $80,000,000 Maximum Aggregate Principal Amount Note Purchase Agreement and Private Shelf Facility dated October 31, 1992 between Applied and The Prudential Insurance Company of America

                                    (as amended and restated) (filed as Exhibit
                                    4(b) to Applied's Registration Statement on
                                    Form S-4 filed May 23, 1997, Registration
                                    No. 333-27801, and incorporated here by
                                    reference).

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

                      4(e) $150,000,000 Credit Agreement dated as of November 5, 1998 among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                      4(f) Rights Agreement, dated as of February 2, 1998, between Applied and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

                    *10(a) Form of Amended and Restated Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                    *10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 15, 1999, SEC File No. 1-2299, on pages 14 and 15, under the caption "Compensation of Directors," and is incorporated here by reference.

                    *10(c) Applied Deferred Compensation Plan for Non-employee Directors (January 1, 1997 Restatement) (filed as Exhibit 10(d) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                    *10(d) First Amendment to Deferred Compensation Plan for Non-employee Directors (January 1, 1997 Restatement) dated May 1, 1998 (filed as Exhibit 10(d) to Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

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

                    *10(g) Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                    *10(h) Applied Supplemental Executive Retirement Benefits Plan (July 1, 1997 Restatement) in which 10 Applied executive officers (as well as certain former executive officers) currently participate (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

                    *10(i) First Amendment to Supplemental Executive Retirement Benefits Plan effective as of August 5, 1998 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No. 1-2299, and incorporated hereby reference).

                    *10(j) Applied Deferred Compensation Plan (January 1, 1997 Restatement) (filed as Exhibit 10(j) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                    *10(k) First Amendment to Deferred Compensation Plan (January 1, 1997 Restatement) dated May 1, 1998 (filed as Exhibit 10(j) to Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, and incorporated hereby reference).

                    *10(l) 1997 Long-Term Performance Plan adopted by Shareholders on October 21, 1997 (filed as
                                    Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

                    *10(m) A written description of Applied's Management Incentive Plan applicable to key executives, including the five most highly compensated executive officers, is found in Applied's Proxy Statement dated September 15, 1999, SEC File No. 1-2299, on pages 11 and 12, in the Report of the Executive
                                    Organization & Compensation Committee of the
                                    Board of Directors on Executive
                                    Compensation, under the subcaption
                                    "Management Incentive Plan," and is
                                    incorporated here by reference.

                    *10(n) Employment Agreement between Applied and David L. Pugh dated December 21, 1998 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                    *10(o) Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as
                                    Exhibit 10(m) to Applied's Registration
                                    Statement on Form S-4 filed May 23, 1997,
                                    Registration No. 333-27801, and incorporated here by reference).

                     10(p) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                     10(q)          Plan and Agreement of Merger among Applied,
                                    I. C. Acquisition Corp., and INVETECH
                                    Company dated as of April 29, 1997 (filed as
                                    Exhibit 2(a) to Applied's Registration
                                    Statement on Form S-4 filed May 23, 1997,
                                    Registration No. 333-27801, and incorporated here by reference).

                    *10(r) Consulting, Non-competition and Confidentiality Agreement among Applied, Oak Grove Consulting Group, Inc., and J. Michael Moore dated July 31, 1997 (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

                    *10(s) Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                        13 Applied 1999 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

                        21          Applied's subsidiaries at June 30, 1999.

                        23          Independent Auditors' Consent.

                        27          Financial Data Schedule.

         Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which shall be limited to Applied's reasonable expenses in furnishing the exhibit.

(b)      REPORTS ON FORM 8-K.

         None during the quarter ended June 30, 1999.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Shareholders and Board of Directors
Applied Industrial Technologies, Inc.

         We have audited the consolidated balance sheets of Applied Industrial Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 1999 and have issued our report thereon dated August 5, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Cleveland, Ohio
August 5, 1999

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
              ----------------------------------------------------

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------------------

         COLUMN A                              COLUMN B                   COLUMN C                 COLUMN D        COLUMN E
         --------                              --------         -----------------------------      --------        --------

                                                                ADDITIONS         ADDITIONS
                                              BALANCE AT        CHARGED TO        CHARGED TO      DEDUCTIONS        BALANCE
                                              BEGINNING         COSTS AND           OTHER            FROM          AT END OF
       DESCRIPTION                            OF PERIOD          EXPENSES          ACCOUNTS        RESERVE           PERIOD
----------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30 1999:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                              $3,500             $3,014             $100 (B)      $3,099 (A)        $3,515

YEAR ENDED JUNE 30 1998:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                              $2,400             $2,075           $1,165 (B)      $2,140 (A)        $3,500

YEAR ENDED JUNE 30 1997:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                              $2,400             $1,743                           $1,743 (A)        $2,400


(A) Amounts represent uncollectible accounts charged off.

(B) Represents reserves recorded through purchase accounting for acquisitions made during the year.

--------------------------------------------------------------------------------
                                  SCHEDULE VIII

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ John C. Dannemiller                      /s/ Mark O. Eisele
--------------------------------------       -----------------------------------
John C. Dannemiller, Chairman &              Mark O. Eisele
Chief Executive Officer                      Vice President & Controller
                                             (Principal Accounting Officer)
/s/ John R. Whitten
--------------------------------------
John R. Whitten
Vice President-Chief Financial Officer
& Treasurer

Date: September 17, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William G. Bares                            /s/ Dr. Roger D. Blackwell
-------------------------------------           --------------------------------
William G. Bares, Director                      Dr. Roger D. Blackwell, Director

/s/ William E. Butler                           /s/Thomas A. Commes
-------------------------------------           --------------------------------
William E. Butler, Director                     Thomas A. Commes, Director

/s/ John C. Dannemiller                         /s/ Russel B. Every
-------------------------------------           --------------------------------
John C. Dannemiller, Chairman &                 Russel B. Every, Director
Chief Executive Officer, and Director

/s/ Russell R. Gifford                          /s/ L. Thomas Hiltz
-------------------------------------           --------------------------------
Russell R. Gifford, Director                    L. Thomas Hiltz, Director

/s/ John J. Kahl                                /s/ J. Michael Moore
-------------------------------------           --------------------------------
John J. Kahl, Director                          J. Michael Moore, Director

/s/ Dr. Jerry Sue Thornton
-------------------------------------
Dr. Jerry Sue Thornton, Director

-------------------------------------
Robert C. Stinson, as attorney
in fact for persons indicated by "*"

Date: September 17, 1999

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 1999


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

4(b)              $80,000,000 Maximum Aggregate Principal
                  Amount Note Purchase Agreement and Private
                  Shelf Facility dated October 31, 1992 between
                  Applied and The Prudential Insurance
                  Company of America (as amended and
                  restated).                                                            Note (d)

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

4(e)              $150,000,000 Credit Agreement dated as of
                  November 5, 1998 among Applied, KeyBank
                  National Association as Agent, and various
                  financial institutions.                                               Note (g)



4(f)              Rights Agreement, dated as of February 2,
                  1998, between Applied and Harris Trust and
                  Savings Bank, as Rights Agent, which includes
                  as Exhibit B thereto the Form of Rights
                  Certificate.                                                          Note (h)

10(a)             Form of Amended and Restated Change in
                  Control Agreement between Applied and
                  each of its executive officers.                                       Note (i)

10(b)             A written description of Applied's director
                  compensation program.                                                 Note (j)

10(c)             Applied Deferred Compensation Plan for Non-
                  employee Directors (January 1, 1997 Restatement).                     Note (k)

10(d)             First Amendment to Deferred Compensation Plan
                  for Non-employee Directors (January 1, 1997
                  Restatement) dated May 1, 1998.                                       Note (l)

10(e)             A written description of Applied's Life and
                  Accidental Death and Dismemberment
                  Insurance for executive officers.                                     Note (m)

10(f)             A written description of Applied's Long-Term
                  Disability Insurance for executive officers.                          Note (n)

10(g)             Form of Director and Officer Indemnification
                  Agreement entered into between Applied
                  and each of its directors and executive officers.                     Note (o)

10(h)             Applied Supplemental Executive Retirement
                  Benefits Plan (July 1, 1997 Restatement)
                  currently covering 10 Applied executive officers
                  (as well as certain former executive officers).                       Note (p)

10(i)             First Amendment to Supplemental Executive
                  Retirement Benefits Plan effective as of August
                  5, 1998.                                                              Note (q)

10(j)             Applied Deferred Compensation Plan
                  (January 1, 1997 Restatement).                                        Note (r)


10(k)             First Amendment to Deferred Compensation
                  Plan (January 1, 1997 Restatement) dated
                  May 1, 1998.                                                          Note (s)

10(l)             1997 Long-Term Performance Plan adopted
                  by Shareholders on October 21, 1997.                                  Note (t)

10(m)             A written description of Applied's
                  Management Incentive Plan applicable to
                  key executives, including the five most
                  highly compensated executive officers.                                Note (u)

10(n)             Employment Agreement between Applied
                  and David L. Pugh dated December 21, 1998.                            Note (v)

10(o)             Applied Supplemental Defined Contribution Plan
                  (January 1, 1997 Restatement).                                        Note (w)

10(p)             Lease dated as of March 1, 1996 between
                  Applied and the Cleveland-Cuyahoga County
                  Port Authority.                                                       Note (x)

10(q)             Plan and Agreement of Merger among Applied,
                  I. C. Acquisition Corp. and INVETECH Company
                  dated as of April 29, 1997.                                           Note (y)

10(r)             Consulting, Non-competition and Confidentiality
                  Agreement among Applied, Oak Grove Consulting
                  Group, Inc., and J. Michael Moore dated July 31,
                  1997.                                                                 Note (z)

10(s)             Non-qualified Deferred Compensation Agreement
                  between Applied and J. Michael Moore effective
                  as of December 31, 1997.                                              Note (aa)

13                Applied 1999 Annual Report to shareholders
                  (not deemed "filed" as part of this Form 10-K
                  except for those portions that are expressly
                  incorporated by reference).                                           Attached

21                Applied's subsidiaries at June 30, 1999.                              Attached

23                Independent Auditors' Consent.                                        Attached

27                Financial Data Schedule.                                              Attached

Notes:            (a)      Incorporated by reference from Applied's Form 10-Q
                           for the quarter ended September 30, 1998, SEC File
                           No. 1-2299, at Exhibit 3(a).

                  (b) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 3(b).

                  (c) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 4(a).

                  (d) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 4(b).

                  (e) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1996, SEC File No. 1-2299, at Exhibit 4(g).

                  (f) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, at Exhibit 4(f).

                  (g) Incorporated by reference from Applied's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, at Exhibit 4(e).

                  (h) Incorporated by reference from Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, at Exhibit 1.

                  (i) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, at Exhibit 10(b).

                  (j) Incorporated by reference from Applied's Proxy Statement dated September 15, 1999, SEC File No. 1-2299, at pages 14 and 15, under the caption "Compensation of Directors."

                  (k) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(d).

                  (l) Incorporated by reference from Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, at Exhibit 10(d).

                  (m) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, at Exhibit 10(b).

                  (n) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, at Exhibit 10(c).

                  (o) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(g).

                  (p) Incorporated by reference from Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, at Exhibit 10(a).

                  (q) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No. 1-2299, at Exhibit 10(a).

                  (r) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(j).

                  (s) Incorporated by reference from Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, at Exhibit 10(j).

                  (t) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, at Exhibit 10(a).

                  (u) Incorporated by reference from Applied's Proxy Statement dated September 15, 1999, SEC File No. 1-2299, at pages 11 and 12, in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption, "Management Incentive Plan."

                  (v) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No. 1-2299, at Exhibit 10(b).

                  (w) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(m).

                  (x) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(n).

                  (y) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 2(a).

                  (z) Incorporated by reference from Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, at Exhibit 10(c).

                  (aa) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, at Exhibit 10(a).