Form 10-Q
period 1999-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 1999-11-15
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 1999               .
                               -----------------------------------------

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


       Registrant's telephone number, including area code: (216) 426-4000
                                                          ----------------

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

Yes  [ X  ]         No

Shares of common stock outstanding on   October 31, 1999             20,939,360
                                     -------------------------------------------
                                                                  (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX




--------------------------------------------------------------------------
                                                                        Page No.
 Part I:    FINANCIAL INFORMATION

          Item 1:     Financial Statements

                      Statements of Consolidated Income -                    2
                      Three Months Ended September 30, 1999 and  1998

                      Consolidated Balance Sheets -                          3
                      September 30, 1999 and June 30, 1999

                      Statements of Consolidated Cash Flows                  4
                      Three Months Ended September 30, 1999 and 1998

                      Statements of Consolidated Shareholders' Equity -      5
                      Three Months Ended September 30, 1999 and
                      Year Ended June 30, 1999

                      Notes to Consolidated Financial Statements           6 - 7


          Item 2:     Management's Discussion and Analysis of             8 - 13
                      Financial Condition and Results of Operations


 Part II:    OTHER INFORMATION

          Item 1:    Legal Proceedings                                       14

          Item 5:    Other Information                                       14
          Item 6:    Exhibits and Reports on  Form 8-K                       16


 Signatures                                                                  17

PART I:                   FINANCIAL INFORMATION
ITEM I:                   Financial Statements

                                                 APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                            STATEMENTS OF CONSOLIDATED INCOME
                                                            ---------------------------------
                                                                       (Unaudited)
                                                          (Thousands, except per share amounts)


-------------------------------------------------------------------------------------------------------------------------------


                                                                            Three Months Ended
                                                                                September 30
                                                                     1999                       1998
                                                                 --------------------------------------


Net Sales                                                        $ 380,671                    $ 379,174
                                                                 ---------                    ---------

Cost and Expenses
  Cost of sales                                                    286,906                      288,538
  Selling, distribution and
    administrative                                                  81,680                       85,864

                                                                 ---------                    ---------
                                                                   368,586                      374,402
                                                                 ---------                    ---------
Operating Income                                                    12,085                        4,772
                                                                 ---------                    ---------

Interest
  Interest expense                                                   2,255                        2,658
  Interest income                                                      (20)                        (186)
                                                                 ---------                    ---------
                                                                     2,235                        2,472
                                                                 ---------                    ---------

Income Before Income Taxes                                           9,850                        2,300
                                                                 ---------                    ---------

Income Taxes
  Federal                                                            3,600                          854
  State and local                                                      388                           88
                                                                 ---------                    ---------
                                                                     3,988                          942
                                                                 ---------                    ---------

Net Income                                                       $   5,862                    $   1,358
                                                                 =========                    =========

Net Income Per Share - Basic                                     $    0.28                    $    0.06
                                                                 =========                    =========

Net Income Per Share - Diluted                                   $    0.28                    $    0.06
                                                                 =========                    =========

Cash dividends per common
  share                                                          $    0.12                    $    0.12
                                                                 =========                    =========


See notes to consolidated financial statements.




                                             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                          CONSOLIDATED BALANCE SHEETS
                                                             (Amounts in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30            June 30
                                                                                                1999                  1999
                                                                                             ---------             ---------
                                                                                           (Unaudited)
                                          Assets
 Current assets
    Cash and temporary investments                                                           $  15,254             $  19,186
    Accounts receivable, less allowance
     of $3,690 and $3,515                                                                      194,617               195,736
    Inventories  (at LIFO)                                                                     158,329               169,689
    Other current assets                                                                         6,045                 6,235
                                                                                             ---------             ---------
Total current assets                                                                           374,245               390,846
                                                                                             ---------             ---------
Property - at cost
    Land                                                                                        12,293                12,316
    Buildings                                                                                   66,884                69,329
    Equipment                                                                                   96,910                96,011
                                                                                             ---------             ---------
                                                                                               176,087               177,656
    Less accumulated depreciation                                                               72,330                70,417
                                                                                             ---------             ---------
Property - net                                                                                 103,757               107,239
                                                                                             ---------             ---------
Goodwill                                                                                        61,332                62,351
Other assets                                                                                    13,840                13,913
                                                                                             ---------             ---------

  TOTAL ASSETS                                                                               $ 553,174             $ 574,349
                                                                                             =========             =========

                          Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                                                                         $  74,265             $  78,836
    Compensation and related benefits                                                           25,632                19,692
    Other accrued liabilities                                                                   35,001                33,588
                                                                                             ---------             ---------
Total current liabilities                                                                      134,898               132,116
Long-term debt                                                                                 100,500               126,000
Other liabilities                                                                               22,479                22,647
                                                                                             ---------             ---------
  TOTAL LIABILITIES                                                                            257,877               280,763
                                                                                             ---------             ---------

 Shareholders' Equity
 Preferred stock - no par value;
     2,500 shares authorized; none issued or
     outstanding
 Common stock - no par value; 50,000
     shares authorized; 24,095 shares issued                                                    10,000                10,000
 Additional paid-in capital                                                                     82,726                82,599
 Income retained for use in the business                                                       249,360               246,026
 Less 3,113 and 2,994 treasury shares -
     at cost                                                                                   (42,188)              (40,140)
 Less unearned restricted common
     stock compensation                                                                         (4,601)               (4,899)
                                                                                             ---------             ---------
   TOTAL SHAREHOLDERS' EQUITY                                                                  295,297               293,586
                                                                                             ---------             ---------

   TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                                                  $ 553,174             $ 574,349
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




                                            APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                                 (Unaudited)
                                                            (Amounts in thousands)


                                                                                                       Three Months Ended
                                                                                                           September 30
                                                                                    --------------------------------------------

                                                                                                   1999                  1998
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                            $         5,862       $         1,358
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation                                                                                 4,562                 3,967
       Amortization of goodwill and restricted common
           stock compensation                                                                       1,320                 1,178
       Provision for losses on accounts receivable                                                    568                   554
       Gain on sale of property                                                                      (481)                  (96)
       Treasury shares contributed to employee
           benefit plans                                                                            1,009                 1,283
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                                                        551                10,385
           Inventories                                                                             11,360               (10,237)
           Other current assets                                                                       190                (2,967)
           Accounts payable and accrued expenses                                                    2,610                 9,431
       Other - net                                                                                     96                   117
--------------------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                          27,647                14,973
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                             (2,801)               (3,967)
    Proceeds from property sales                                                                    2,201                 1,217
    Net cash paid for acquisition of businesses                                                                          (7,200)
    Deposits and other                                                                                 70                 9,820
--------------------------------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                                                (530)                 (130)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings under line-of-credit agreements                                                                        6,722
    Repayments under revolving credit agreements - net                                            (25,500)
    Dividends paid                                                                                 (2,528)               (2,658)
    Purchase of treasury shares                                                                    (3,061)               (8,595)
    Exercise of stock options                                                                          40                    34
--------------------------------------------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                                             (31,049)               (4,497)
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease ) in cash and temporary
    investments                                                                                    (3,932)               10,346
Cash and temporary investments
    at beginning of period                                                                         19,186                 9,344
--------------------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                      $        15,254       $        19,690
================================================================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                                         $         2,882       $           392
     Interest                                                                             $         1,945       $         2,553


See notes to consolidated financial statements.



                                        APPLIED INDUSTIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                        -----------------------------------------------------
                                           STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                      For the Three Months Ended September 30, 1999 (Unaudited)
                                                    and Year Ended June 30, 1999
                                               (Thousands, except per share amounts )



                                                                                 Income                     Unearned
                                           Shares of              Additional   Retained      Treasury     Restricted       Total
                                         Common Stock    Common    Paid-in    for Use in      Shares     Common Stock  Shareholders'
                                          Outstanding    Stock     Capital    the Business  - at Cost    Compensation      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1998                      22,102    $ 10,000    $ 82,713    $ 236,109     $ (24,391)   $ (4,929)     $ 299,502
    Net income                                                                    19,933                                   19,933
    Cash dividends - $.48 per share                                              (10,397)                                 (10,397)
    Purchase of common stock
      for treasury                           (1,450)                                           (21,746)                   (21,746)
    Treasury shares issued for:
      Retirement Savings Plan contributions     220                     337                      2,980                      3,317
      Exercise of stock options                 109                    (281)                     1,442                      1,161
      Deferred compensation plans                24                      55                        309                        364
      Restricted common stock awards             96                     (86)                     1,266      (1,180)
    Amortization of restricted common
      stock compensation                                                 28                                  1,210          1,238
    Other                                                              (167)         381                                      214
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                     21,101      10,000      82,599      246,026       (40,140)     (4,899)       293,586
    Net income                                                                     5,862                                    5,862
    Cash dividends - $.12 per share                                               (2,528)                                  (2,528)
    Purchase of common stock
      for treasury                             (193)                                            (3,061)                    (3,061)
    Treasury shares issued for:
      Retirement Savings Plan contributions      65                     110                        899                      1,009
      Exercise of stock options                   3                       2                         38                         40
      Deferred compensation plans                 6                      20                         76                         96
    Amortization of restricted common
      stock compensation                                                                                       298            298
    Other                                                                (5)                                                   (5)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                20,982    $ 10,000    $ 82,726    $ 249,360     $ (42,188)   $ (4,601)     $ 295,297
==================================================================================================================================







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

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and June 30, 1999, and the results of operations and cash flows for the three months ended September 30, 1999 and 1998.

         The results of operations for the three month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.

         Certain reclassifications have been made to the prior year consolidated financial statements in order to be consistent with the presentation for the current year.

2.       NET INCOME PER SHARE

         The following is a computation of the basic and diluted earnings per share:




                                                                         Three Months Ended
                                                                            September 30
                                                                     1999                   1998
                                                                --------------------------------------
Net Income
----------
Net income as reported in statements of
consolidated income                                                 $ 5,862                $ 1,358
                                                                  ====================================

Average Shares Outstanding
--------------------------
Weighted average common shares outstanding for basic
computation                                                          20,798                 21,832
Dilutive effect of:
              Stock options                                             133                    172
              Performance Accelerated
                 Restricted Stock (PARS)                                 51                      5
                                                                --------------------------------------
Adjusted average common shares outstanding for
diluted computation                                                  20,982                 22,009
                                                                  ====================================

Net Income Per Share
--------------------
Net income per common share - basic                                 $  0.28                $  0.06
                                                                  ====================================
Net income per common share - diluted                               $  0.28                $  0.06
                                                                  ====================================

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

3.       SEGMENT INFORMATION

          The Company has identified one reportable segment: Service Center Based Distribution. The Service Center Based Distribution segment provides customers with solutions to their immediate maintenance repairs and original equipment manufacturing needs through the distribution of bearings, power transmission products and systems, industrial rubber products, linear motion products, fluid power components, general maintenance products and related specialty items. The Company also offers various levels of technical application support for these products and provides creative solutions to help customers minimize downtime and reduce overall procurement costs. The "Other" column consists of the aggregation of all other non-service center based distribution operations that sell directly to customers, including fluid power, electrical shop and fabricated rubber businesses and various electronic commerce businesses.

          The segments were established in fiscal 1999 primarily due to the acquisitions outside our core business segment and the related growth in these areas. The accounting policies of the segments are the same as those described in Note 1. Intersegment sales are not significant. All current segment operations are in the United States and Puerto Rico. The segment operations in Puerto Rico are not significant.

SEGMENT FINANCIAL INFORMATION:

                                                                    THREE MONTHS ENDED SEPTEMBER 30
                                      -------------------------------------------------------------------------------
                                                                    Service Center Based
                                                Total                   Distribution                   Other
                                      -------------------------    ----------------------    ------------------------
                                         1999          1998          1999          1998          1999           1998
                                       --------      --------      --------      --------      --------      --------
Total net sales                        $380,671      $379,174      $366,000      $365,123      $ 14,671      $ 14,051
                                       ----------------------      ----------------------      ----------------------

Segment operating profit               $ 17,366      $ 16,651      $ 16,802      $ 16,179      $    564      $    472
                                                                   ======================      ======================
Goodwill amortization                     1,022           955
Corporate/Unallocated expense, net        4,259        10,924
                                       ----------------------
Total operating profit                   12,085         4,772
Interest expense, net                     2,235         2,472
                                       ----------------------
Income before taxes                    $  9,850      $  2,300
                                       ======================

Assets used in the business            $553,174      $615,034      $515,903      $588,685      $ 37,271      $ 35,725
                                       ======================      ======================      ======================

Depreciation                           $  4,562      $  3,967      $  4,407      $  3,854      $    155      $    113
                                       ======================      ======================      ======================

Capital Expenditures                   $  2,801      $  3,967      $  2,771      $  3,967      $     30
                                       ======================      ======================      ========      ========

Sales By Product Category:              Three Months Ended
                                              September 30
                                       ----------------------
                                         1999          1998
                                       --------      ---------

Industrial Products                    $267,946      $268,056
Engineered Systems Products              57,130        57,303
Fluid Power Products                     37,851        35,643
Fabricated Rubber Products               17,744        18,172
                                       ========      ========
                                       $380,671      $379,174
                                       ========      ========

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at September 30, 1999 and June 30, 1999, and (2) results of operations and cash flows during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital
-----------------------------
Cash provided by operating activities was $27.6 million in the three months ended September 30, 1999. This compares to $15.0 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the three month period ended September 30, 1999, inventories decreased approximately $11.4 million due to Company efforts to reduce inventory levels, while accounts receivable remained relatively stable.

Net cash used in investing activities was $0.5 million in the three months ended September 30, 1999 from property purchases net of disposals.

Net cash used in financing activities totaled $31.0 million in the three months ended September 30, 1999 as compared to $4.5 million for the period ended September 30, 1998. Cash provided from operations was used for net repayments under the Company's revolving credit agreements of $25.5 million.

Working capital at September 30, 1999 was $239.3 million compared to $258.7 million at June 30, 1999. This decrease is primarily due to the decrease in inventory due to Company efforts to reduce inventory levels.

Capital Resources
-----------------
Capital resources are obtained from income retained in the business, borrowings under the Company's credit facilities, and operating lease arrangements. Average combined borrowings were $104.3 million and $156.8 million for the three months ended September 30, 1999 and 1998, respectively. The weighted average interest rate on borrowings under revolving credit facilities for the three months ended September 30, 1999 decreased to 5.6% from an average rate of 5.9% for the three months ended September 30, 1998. The weighted average interest on

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

borrowing under other long-term debt agreements for the three months ended September 30, 1999 and 1998 was 7.1%.

The Company has a committed revolving credit agreement with a five year term with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $10.5 million of borrowings outstanding under this facility at September 30, 1999. Unused lines under this facility totaling $130.9 million are available to fund future acquisitions or other capital and operating requirements. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at September 30, 1999. Unused lines under this facility totaling $15.0 million are available to fund future acquisitions or other capital and operating requirements.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 193,000 shares of its common stock for $3.1 million during the three months ended September 30, 1999. The Company has remaining authorization to repurchase 685,000 shares as of September 30, 1999.

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

Year 2000 Readiness Disclosure
------------------------------
The Company's progress in completing its Year 2000 activities is overseen by an executive task force made up of representatives from all key management areas. The task force in turn reports to the audit committee of the Board of Directors. Additionally, the Company has retained an outside Year 2000 consultant to provide an independent assessment of the Company's Year 2000 compliance and contingency planning efforts.

The Company's plan for assessment, remediation, replacement and testing of those of its internal computer systems affected by the Year 2000 issue is proceeding on schedule. For business reasons, the Company's financial information systems have been replaced with a new Year 2000-compliant system, which is fully operational. In addition, all of the Company's critical computer systems, including the OMNEX(R) inventory and sales information system, customer billing system, and corporate information system, have been remediated and tested, and are now Year 2000 compliant.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Year 2000 issue also effects certain of the Company's non-critical computer systems and equipment containing embedded technology. The Company has largely completed its assessment, remediation and testing of these non-critical systems, with remaining work scheduled to be completed by various dates before the end of calendar year 1999.

To date, following contacts with product suppliers, the Company has not identified any products regularly sold by the Company that are susceptible to the Year 2000 issue.

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

Based on currently available information, the total cost of the Company's year 2000 activities is expected to be under $5 million, with approximately four-fifths of the total cost already incurred through September 30, 1999. The total amount spent to date includes a capital expenditure of approximately $1.6 million for the new Year 2000-compliant financial information system, which would have been acquired in the ordinary course, but whose acquisition was accelerated to ensure compliance by the end of calendar 1999. The effort to bring the Company's internal computer systems into compliance has largely been accomplished by redirecting internal programming

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

resources, with costs expensed as incurred. These costs, too, are included in the total cost estimate. Estimates of the Year 2000-related costs are based on numerous assumptions and there is no certainty that actual costs will not be significantly different from the estimates.

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

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                          Increase (Decrease)
                                          (Dollars in Thousands, Except per Share Amounts)

                                                           Three Months Ended
                                                              September 30
                                                              1999 and 1998

                                                           Amount         Change
                                                           ------         ------
Net sales                                                  $1,497          0.4%

Cost of sales                                              (1,632)        (0.6)%

Selling, distribution and
administrative expenses                                    (4,184)        (4.9)%

Operating income                                            7,313        153.2%

Interest expense - net                                       (237)        (9.6)%

Income before income taxes                                  7,550        328.3%

Income taxes                                                3,046        323.4%

Net income                                                  4,504        331.7%

Net income per share - diluted                                .22        366.7%

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Three Months Ended September 30, 1999 and 1998

Net sales increased slightly from the prior year primarily due to acquisitions during fiscal 1999. Gross profit as a percentage of sales increased to 24.6% from 23.9%. This increase primarily is due to a change in product mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, decreased to 21.5% from 22.6%. This change primarily relates to pretax restructuring and other special charges being recorded in the September 30, 1998 quarter of $5.4 million for costs of consolidation and workforce reductions. This charge decreased the September 30, 1998 net income by $3.2 million, or $.14 per share.

Interest expense-net for the quarter decreased by 9.6% as compared to the prior year primarily as a result of a decrease in average borrowings.

Income tax expense as a percentage of income before taxes was 40.5% for the quarter ended September 30, 1999 and 41.0% for the quarter ended September 30, 1998. This decrease is due to tax savings from lower effective state and local tax rates.

As a result of the above factors, net income increased by 331.7% compared to the same quarter of last year. As a result of the impact of continued stock repurchases, net income per share - diluted increased $.22, or 366.7%.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
-------------------------------------------------------------------

Management's Discussion and Analysis contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved.

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of the acquisitions and other business strategies, including electronic commerce initiatives; the

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; adverse effects of the Year 2000 issue on businesses of the Company and its suppliers and customers; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods and accidents).

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a defendant in various product- and employment-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or financial condition.

ITEM 5.  Other Information.
         -----------------

(a)  Submission of Matters to a Vote of Security Holders.
     ----------------------------------------------------

     At the Annual Meeting of Shareholders of the Company held on October 19, 1999, there were 20,993,104 shares of common stock entitled to vote. The Shareholders voted on the matters submitted to the meeting as follows:

            1. Election of three persons to be directors of Class III for a term of three years:

                                                     For             Withheld
                                                     ---             --------

                        William E. Butler         18,441,739         812,216
                        Russell R. Gifford        18,454,755         799,198
                        L. Thomas Hiltz           18,623,349         630,604

                  Directors of Class I, consisting of Thomas A. Commes, John C. Dannemiller, J. Michael Moore, and Jerry Sue Thornton, serve until the expiration of their term of office in 2000 and Directors of Class II, consisting of William G. Bares, Roger
                  D. Blackwell, Russel B. Every, and John J. Kahl, serve until the expiration of their term of office in 2001.

            2. Amendment of the Company's Code of Regulations to increase the maximum size of the Board of Directors from 12 to 14 directors.

                               For                 Withheld         Abstain
                               ---                 --------         -------

                            18,503,875              409,019          260,060

            3. Ratification of management's appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2000.

                                 For               Withheld         Abstain
                                 ---               --------         -------

                              19,234,114             9,751          10,090

                  Discretionary voting was authorized as to the three matters submitted. There were no broker non-votes.

  (b)    Election of Officers.
         ---------------------

         At its Organizational Meeting held on October 19, 1999, the Board of Directors elected the following officers of the Company:

               John C. Dannemiller       Chairman & Chief Executive Officer
               David L. Pugh             President & Chief Operating Officer
               Todd A. Barlett           Vice President-Alliance Systems
               Donald L. Chargin         Vice President-Sales & Field Operations
               Mark O. Eisele            Vice President & Controller
               James T. Hopper           Vice President-Information Systems
               Justin M. Jacobi          Vice President-Marketing & Strategic Planning
               Bill L. Purser            Vice President-Chief Marketing Officer
               Jeffrey A. Ramras         Vice President-Logistics
               Richard C. Shaw           Vice President-Communications,
                                              Organizational Learning &
                                              Quality Standards
               Robert C. Stinson         Vice President-Chief Administrative Officer,
                                              General Counsel & Secretary
               John R. Whitten           Vice President-Chief Financial Officer &
                                              Treasurer
               Fred D. Bauer             Assistant Secretary
               Jody A. Chabowski         Assistant Controller
               Michael L. Coticchia      Assistant Secretary
               Alan M. Krupa             Assistant Treasurer

ITEM 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

(a)      Exhibits.
         ---------

                  Exhibit No.               Description
                  -----------               -------------

                     3(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 8, 1998 (filed as Exhibit 3(a) to the Company's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                     3(b) Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999.

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

                     27                     Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1999.


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

                                   APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                   (Company)


Date:  November 15, 1999           By:    /s/ David L. Pugh
                                      ------------------------------------------
                                          David L. Pugh
                                          President & Chief Operating Officer


Date:  November 15, 1999           By:    /s/ Mark O. Eisele
                                      ------------------------------------------
                                          Mark O. Eisele
                                          Vice President & Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

           3(b)     Code of Regulations of Applied Industrial        Attached
                    Technologies, Inc., as amended October 19,
                    1999.

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

           4(e) $50,000,000 Credit Agreement dated as of November 5, 1998 among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30, 1998, SEC file No. 1-2299, and incorporated here by reference).

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