Form 10-Q
period 1999-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2000-02-10
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             DECEMBER 31, 1999               .
                                 -------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to  ____________

                          Commission File Number 1-2299
                                                 -----------


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

Yes     X         No
      -----          -----

Shares of common stock outstanding on January 31, 2000               20,770,912
                                      -----------------------------------------
                                                                  (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                                      INDEX




--------------------------------------------------------------------------
                                                                                                  Page No.
      Part I:    FINANCIAL INFORMATION
               Item 1:     Financial Statements

                           Statements of Consolidated Income -                                       2
                           Three Months and Six Months Ended
                           December 31, 1999 and 1998

                           Consolidated Balance Sheets -                                             3
                           December 31, 1999 and June 30, 1999

                           Statements of Consolidated Cash Flows -                                   4
                           Six Months Ended December 31, 1999 and 1998

                           Statements of Consolidated Shareholders' Equity -                         5
                           Six Months Ended December 31, 1999 and
                           Year Ended June 30, 1999

                           Notes to Consolidated Financial Statements                              6 - 8


               Item 2:    Management's Discussion and Analysis of                                  9 - 13
                           Financial Condition and Results of Operations


      Part II:    OTHER INFORMATION

               Item 1:    Legal Proceedings                                                          14
               Item 4:    Submission of Matters to a Vote of Security Holders                        14
               Item 5:    Other Information                                                          14
               Item 6:    Exhibits and Reports on  Form 8-K                                          16


      Signatures                                                                                     17



PART I:                   FINANCIAL INFORMATION
ITEM I:                   Financial Statements

                                                               APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         STATEMENTS OF CONSOLIDATED INCOME
                                                                                    (Unaudited)
                                                                        (Thousands, except per share amounts)


------------------------------------------------------------------------------------------------------------------


                                                                               Three Months Ended
                                                                                  December 31
                                                                  1999                                       1998
                                                          --------------------------------------------------------

 Net Sales                                                $               372,626         $               371,395
                                                          ------------------------        ------------------------

 Cost and Expenses
   Cost of sales                                                          279,939                         282,652
   Selling, distribution and
     administrative                                                        80,642                          78,316
                                                          ------------------------        ------------------------
                                                                          360,581                         360,968
                                                          ------------------------        ------------------------
 Operating Income                                                          12,045                          10,427
                                                          ------------------------        ------------------------

 Interest
   Interest expense                                                         1,890                           3,080
   Interest income                                                           (324)                           (145)
                                                          ------------------------        ------------------------
                                                                            1,566                           2,935
                                                          ------------------------        ------------------------

 Income Before Income Taxes                                                10,479                           7,492
                                                          ------------------------        ------------------------

 Income Taxes
   Federal                                                                  3,922                           2,770
   State and local                                                            324                             334
                                                          ------------------------        ------------------------
                                                                            4,246                           3,104
                                                          ------------------------        ------------------------

 Net Income                                               $                 6,233         $                 4,388
                                                          ========================        ========================

 Net Income per share - Basic                             $                  0.30         $                  0.20
                                                          ========================        ========================

 Net Income per share - Diluted                           $                  0.30         $                  0.20
                                                          ========================        ========================

 Cash dividends per common
   share                                                  $                  0.12         $                  0.12
                                                          ========================        ========================





PART I:                   FINANCIAL INFORMATION
ITEM I:                   Financial Statements

                                                               APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                                         STATEMENTS OF CONSOLIDATED INCOME
                                                                                    (Unaudited)
                                                                        (Thousands, except per share amounts)


------------------------------------------------------------------------------------------------------------------------------------


                                                                                  Six Months Ended
                                                                                    December 31
                                                                    1999                                       1998
                                                            --------------------------------------------------------

 Net Sales                                                  $               753,297         $               750,569
                                                            ------------------------        ------------------------

 Cost and Expenses
   Cost of sales                                                            566,845                         571,190
   Selling, distribution and
     administrative                                                         162,322                         164,180
                                                            ------------------------        ------------------------
                                                                            729,167                         735,370
                                                            ------------------------        ------------------------
 Operating Income                                                            24,130                          15,199
                                                            ------------------------        ------------------------

 Interest
   Interest expense                                                           4,068                           5,738
   Interest income                                                             (267)                           (331)
                                                            ------------------------        ------------------------
                                                                              3,801                           5,407
                                                            ------------------------        ------------------------

 Income Before Income Taxes                                                  20,329                           9,792
                                                            ------------------------        ------------------------

 Income Taxes
   Federal                                                                    7,522                           3,624
   State and local                                                              712                             422
                                                            ------------------------        ------------------------
                                                                              8,234                           4,046
                                                            ------------------------        ------------------------

 Net Income                                                 $                12,095         $                 5,746
                                                            ========================        ========================

 Net Income per share - Basic                               $                  0.58         $                  0.27
                                                            ========================        ========================

 Net Income per share - Diluted                             $                  0.58         $                  0.26
                                                            ========================        ========================

 Cash dividends per common
   share                                                    $                  0.24         $                  0.24
                                                            ========================        ========================





See notes to consolidated financial statements.



                                        APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                    (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                            December 31                          June 30
                                                                               1999                                 1999
                                                                        --------------------              --------------------
                                                                            (Unaudited)
                                          Assets

 Current assets
     Cash and temporary investments                                     $            12,972               $            19,186
     Accounts receivable, less allowance
      of $3,883 and $3,515                                                          186,416                           195,736
     Inventories  (at LIFO)                                                         168,628                           169,689
     Other current assets                                                             6,307                             6,235
                                                                        --------------------              --------------------
 Total current assets                                                               374,323                           390,846
                                                                        --------------------              --------------------
 Property - at cost
     Land                                                                            12,224                            12,316
     Buildings                                                                       66,741                            69,329
     Equipment                                                                       96,340                            96,011
                                                                        --------------------              --------------------
                                                                                    175,305                           177,656
     Less accumulated depreciation                                                   75,151                            70,417
                                                                        --------------------              --------------------
 Property - net                                                                     100,154                           107,239
                                                                        --------------------              --------------------
 Goodwill                                                                            60,281                            62,351
 Other assets                                                                        17,322                            13,913
                                                                        --------------------              --------------------

   TOTAL ASSETS                                                         $           552,080               $           574,349
                                                                        ====================              ====================

                           Liabilities and Shareholders' Equity
 Current liabilities
     Accounts payable                                                   $            79,284               $            78,836
     Compensation and related benefits                                               25,225                            19,692
     Other accrued liabilities                                                       30,758                            33,588
                                                                        --------------------              --------------------
 Total current liabilities                                                          135,267                           132,116
 Long-term debt                                                                      97,586                           126,000
 Other liabilities                                                                   22,915                            22,647
                                                                        --------------------              --------------------
   TOTAL LIABILITIES                                                                255,768                           280,763
                                                                        --------------------              --------------------

 Shareholders' Equity
 Preferred stock - no par value;  2,500
     shares authorized; none issued or
     outstanding
 Common stock - no par value;  50,000
     shares authorized;  24,095 shares issued                                        10,000                            10,000
 Additional paid-in capital                                                          82,963                            82,599
 Income retained for use in the business                                            253,086                           246,026
 Less 3,298 and 2,994 treasury shares -
     at cost                                                                        (45,434)                          (40,140)
 Less unearned restricted common
     stock compensation                                                              (4,303)                           (4,899)
                                                                        --------------------              --------------------
   TOTAL SHAREHOLDERS' EQUITY                                                       296,312                           293,586
                                                                        --------------------              --------------------

   TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                             $           552,080               $           574,349
                                                                        ====================              ====================

See notes to consolidated financial statements.


                                       APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                             (Unaudited)
                                                       (Amounts in thousands)


                                                                                                  Six Months Ended
                                                                                                     December 31
                                                                                   --------------------------------------------
                                                                                               1999                  1998
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                           $        12,095       $         5,746
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation                                                                                9,017                 8,421
       Amortization of goodwill and restricted common
           stock compensation                                                                      2,666                 2,432
       Provision for losses on accounts receivable                                                 1,194                 1,008
       Gain on sale of property                                                                     (497)                 (126)
       Treasury shares contributed to employee
           benefit plans                                                                           2,109                 2,065
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                                                     8,126                19,587
           Inventories                                                                             1,061                 5,118
           Other current assets                                                                      (72)               (1,654)
           Accounts payable and accrued expenses                                                   1,565                   989
       Other - net                                                                                   189                   193
-------------------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                         37,453                43,779
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                            (4,351)               (7,603)
    Proceeds from property sales                                                                   2,915                 2,405
    Net cash paid for acquisition of businesses                                                     (686)              (10,460)
    Deposits and other                                                                              (849)                7,363
-------------------------------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                                             (2,971)               (8,295)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net repayments under line-of-credit agreements                                                                     (42,973)
    Borrowings (repayments) under revolving credit agreements - net                              (22,700)               42,000
    Long-term debt repayments                                                                     (5,714)              (13,714)
    Dividends paid                                                                                (5,035)               (5,258)
    Purchase of treasury shares                                                                   (7,331)              (11,565)
    Exercise of stock options                                                                         84                   490
-------------------------------------------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                                            (40,696)              (31,020)
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease ) in cash and temporary
    investments                                                                                   (6,214)                4,464
Cash and temporary investments
    at beginning of period                                                                        19,186                 9,344
-------------------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                     $        12,972       $        13,808
===============================================================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                                        $         6,985       $         1,134
     Interest                                                                            $         3,799       $         5,333


See notes to consolidated financial statements.


                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                    For the Six Months Ended December 31, 1999 (Unaudited)
                                                 and Year Ended June 30, 1999
                                            (Thousands, except per share amounts )




                                                       Shares of                                         Additional
                                                      Common Stock                  Common                 Paid-in
                                                      Outstanding                    Stock                 Capital
------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1998                                      22,102                 $ 10,000             $ 82,713
    Net income
    Cash dividends - $.48 per share
    Purchase of common stock
      for treasury                                           (1,450)
    Treasury shares issued for:
      Retirement Savings Plan contributions                     220                                           337
      Exercise of stock options                                 109                                          (281)
      Deferred compensation plans                                24                                            55
      Restricted common stock awards                             96                                           (86)
    Amortization of restricted common
      stock compensation                                                                                       28
    Other                                                                                                    (167)
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                                     21,101                   10,000               82,599
    Net income
    Cash dividends - $.24 per share
    Purchase of common stock
      for treasury                                             (454)
    Treasury shares issued for:
      Retirement Savings Plan contributions                     132                                           309
      Exercise of stock options                                   6
      Deferred compensation plans                                12                                            36
    Amortization of restricted common
      stock compensation
    Other                                                                                                      19
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                 20,797                 $ 10,000             $ 82,963
==============================================================================================================================



                                              APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                              For the Six Months Ended December 31, 1999 (Unaudited)
                                                           and Year Ended June 30, 1999
                                                      (Thousands, except per share amounts )



                                                         Income                               Unearned
                                                        Retained          Treasury           Restricted                  Total
                                                       for Use in          Shares           Common Stock              Shareholders'
                                                      the Business       - at Cost          Compensation                 Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1998                                $ 236,109          $ (24,391)         $ (4,929)                  $ 299,502
    Net income                                            19,933                                                           19,933
    Cash dividends - $.48 per share                      (10,397)                                                         (10,397)
    Purchase of common stock
      for treasury                                                          (21,746)                                      (21,746)
    Treasury shares issued for:
      Retirement Savings Plan contributions                                   2,980                                         3,317
      Exercise of stock options                                               1,442                                         1,161
      Deferred compensation plans                                               309                                           364
      Restricted common stock awards                                          1,266            (1,180)
    Amortization of restricted common
      stock compensation                                                                        1,210                       1,238
    Other                                                    381                                                              214
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                                 246,026            (40,140)           (4,899)                    293,586
    Net income                                            12,095                                                           12,095
    Cash dividends - $.24 per share                       (5,035)                                                          (5,035)
    Purchase of common stock
      for treasury                                                           (7,331)                                       (7,331)
    Treasury shares issued for:
      Retirement Savings Plan contributions                                   1,800                                         2,109
      Exercise of stock options                                                  84                                            84
      Deferred compensation plans                                               153                                           189
    Amortization of restricted common
      stock compensation                                                                          596                         596
    Other                                                                                                                      19
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           $ 253,086          $ (45,434)         $ (4,303)                  $ 296,312
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

-------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999 and June 30, 1999, and the results of operations for the three months and six months ended December 31, 1999 and 1998 and cash flows for the six months ended December 31, 1999 and 1998.

         The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year.

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

2.       NET INCOME PER SHARE

         The following is a computation of the basic and diluted earnings per share:

                                                                      Three Months Ended                Six Months Ended
                                                                         December 31                       December 31
                                                                    1999             1998             1999             1998
                                                             -----------------------------------------------------------------
NET INCOME
Net income as reported in statements of
consolidated income                                                   $6,233           $4,388        $12,095           $5,746
                                                             =================================================================

AVERAGE SHARES OUTSTANDING
Weighted average common shares outstanding for basic
computation                                                           20,659           21,436         20,729           21,634
Dilutive effect of:
              Stock options                                              151               93            140              112
              Performance Accelerated
                 Restricted Stock (PARS)                                  74                8             72                9
                                                             -----------------------------------------------------------------
Adjusted average common shares outstanding for
diluted computation                                                   20,884           21,537         20,941           21,755
                                                             =================================================================

NET INCOME PER SHARE
Net income per common share - basic                                    $0.30            $0.20          $0.58            $0.27
                                                             =================================================================
Net income per common share - diluted                                  $0.30            $0.20          $0.58            $0.26
                                                             =================================================================

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

          The segments were established in fiscal 1999 primarily due to acquisitions outside our core business segment and the related growth in these areas. The accounting policies of the segments are the same as those described in Note 1. Segment operating profit has decreased primarily due to certain logistics costs being allocated to the service center based distribution segment in the current year. Previously, they were recorded in corporate/unallocated expenses. Intersegment sales are not significant. All current segment operations are in the United States and Puerto Rico. The segment operations in Puerto Rico are not significant.

SEGMENT FINANCIAL INFORMATION:

                                                                        THREE MONTHS ENDED DECEMBER 31
                                      -------------------------------------------------------------------------------------------
                                               Total                  Service Center Based Distribution            Other
                                      -------------------------       ------------------------            -----------------------
                                          1999         1998              1999         1998                   1999        1998
                                      -------------------------       ------------------------            -----------------------
Total net sales                           $372,626    $371,395           $356,618     $356,989               $16,008     $14,406
                                      -------------------------       ------------------------            -----------------------

Segment operating profit                   $13,771     $18,199            $13,020      $17,589                  $751        $610
                                                                      ========================            =======================
Goodwill amortization                        1,048         961
Corporate/unallocated expense, net             678       6,811
                                      ------------------------
Total operating profit                      12,045      10,427
Interest expense, net                        1,566       2,935
                                      ------------------------
Income before taxes                        $10,479      $7,492
                                      ========================

Depreciation                                $4,455      $4,454             $4,355       $4,329                  $100        $125
                                      ========================        ========================            =======================

Capital Expenditures                        $1,550      $3,636             $1,459       $3,298                   $91        $338
                                      ========================        ========================            =======================

Sales By Product Category:                 Three Months Ended
                                              December 31
                                      ------------------------
                                           1999          1998
                                      ------------------------
Industrial Products                       $261,249    $261,223
Engineered Systems Products                 55,204      56,727
Fluid Power Products                        39,273      35,383
Fabricated Rubber Products                  16,900      18,062
                                      ------------------------
                                          $372,626    $371,395
                                      ========================

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


SEGMENT FINANCIAL INFORMATION:

                                                                         SIX MONTHS ENDED DECEMBER 31
                                      -------------------------------------------------------------------------------------------
                                               Total                  Service Center Based                            Other
                                                                      Distribution
                                      -------------------------       --------------------------------    -----------------------
                                          1999         1998              1999         1998                   1999        1998
                                      ------------- -----------       ------------ ------------ ------    ----------- -----------
Total net sales                           $753,297    $750,569           $722,618     $722,112               $30,679     $28,457
                                      ------------- -----------       ------------ ------------           ----------- -----------

Segment operating profit                   $31,137     $34,850            $29,822      $33,768                $1,315      $1,082
                                                                      ============ ============           =========== ===========
Goodwill amortization                        2,070       1,916
Corporate/unallocated expense, net           4,937      17,735
                                      ------------- -----------
Total operating profit                      24,130      15,199
Interest expense, net                        3,801       5,407
                                      ------------- -----------
Income before taxes                        $20,329      $9,792
                                      ============= ===========

Assets used in the business               $552,080    $585,379           $513,340     $551,556               $38,740     $33,823
                                      ============= ===========       ============ ============           =========== ===========

Depreciation                                $9,017      $8,421             $8,762       $8,182                  $255        $239
                                      ============= ===========       ============ ============           =========== ===========

Capital Expenditures                        $4,351      $7,603             $4,230       $7,186                  $121        $417
                                      ============= ===========       ============ ============           =========== ===========

Sales By Product Category:                  Six Months Ended
                                               December 31
                                       ---------------------------
                                               1999          1998
                                       ------------- -------------
Industrial Products                        $529,195      $529,279
Engineered Systems Products                 112,334       114,030
Fluid Power Products                         77,124        71,026
Fabricated Rubber Products                   34,644        36,234
                                       ------------- -------------
                                           $753,297      $750,569
                                       ============= =============



4.       BUSINESS COMBINATIONS

         During the quarter ended December 31, 1999, the Company acquired certain assets of a distributor of bearings and power transmission components for a total purchase price of $2,600. The acquisition was accounted for as a purchase and the results of the business' operations are included in the accompanying consolidated financial statements from its acquisition date. Results of operations for this acquisition are not material for all periods presented. Goodwill, base on preliminary allocations of fair values to the assets and liabilities acquired, of $1,009 recognized in connection with this combination is being amortized over 15 years.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at December 31, 1999 and June 30, 1999, and (2) results of operations and cash flows during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

LIQUIDITY AND WORKING CAPITAL
Cash provided by operating activities was $37.5 million in the six months ended December 31, 1999. This compares to $43.8 million provided by operating activities in the same period a year ago. The decrease in cash provided by operating activities was due to smaller decreases in accounts receivable and inventory, partially offset by the increase in net income.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 1999, inventories decreased approximately $1.1 million due to Company efforts to reduce inventory levels, and accounts receivable decreased $8.1 million due to improved collection experience.

Net cash used in investing activities was $3.0 million in the six months ended December 31, 1999 primarily from property purchases net of disposals.

Net cash used in financing activities totaled $40.7 million in the six months ended December 31, 1999 as compared to $31.0 million for the period ended December 31, 1998. Cash provided from operations was primarily used for repayments under the Company's debt agreements of $28.4 million.

Working capital at December 31, 1999 was $239.1 million compared to $258.7 million at June 30, 1999. This decrease is primarily due to Company efforts to control investments in inventory and receivables.

CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company's credit facilities, and operating lease arrangements. Average combined borrowings were $97.7 million and $150.4 million for the six months ended December 31, 1999 and 1998, respectively. The weighted average interest rate on borrowings under revolving credit facilities for the six months ended December 31, 1999 decreased to 5.8% from an average rate of 5.9% for the six months ended December 31, 1998. The weighted average interest rate on borrowing under other long-term debt agreements for the six months ended December 31, 1999 and 1998 was 7.2%.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Company has a committed revolving credit agreement expiring November, 2003 with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $13.3 million of borrowings outstanding under this facility at December 31, 1999. Unused lines under this facility totaling $132.2 million are available to fund future acquisitions or other capital and operating requirements. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at December 31, 1999. Unused lines under this facility are available to fund future acquisitions or other capital and operating requirements.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 454,000 shares of its common stock for $7.3 million during the six months ended December 31, 1999. Effective January 20, 2000, the Company's Board of Directors authorized the Company to acquire up to an additional 1.0 million shares of company stock.

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

YEAR 2000 READINESS DISCLOSURE
The Company's Year 2000 readiness efforts, detailed in Company's Form 10-Q for the quarter ended September 30, 1999, were completed and no business interruption or other problem is believed to have occurred as a result of the Year 2000 issue. Based on currently available information, the final cost of the Company's Year 2000 activities is estimated to be under $4.5 million. The total amount includes capital expenditures of approximately $1.6 million for the Company's new Year 2000-compliant financial information system, which would have been acquired in the ordinary course, but whose acquisition was accelerated to ensure compliance by the end of calendar 1999.

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

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                                        Increase (Decrease)
                                                         (Dollars in Thousands, Except per Share Amounts)

                                                          Three Months Ended             Six Months Ended
                                                             December 31                  December 31
                                                            1999 and 1998                1999 and 1998

                                                        AMOUNT       CHANGE           AMOUNT        CHANGE
                                                        ------       ------           ------        ------
Net sales                                               $1,231         0.3%           $2,728          0.4%

Cost of sales                                          (2,713)       (1.0)%          (4,345)        (0.8)%

Selling, distribution and
administrative expenses                                  2,326         3.0%          (1,858)        (1.1)%

Operating income                                         1,618        15.5%            8,931         58.8%

Interest expense - net                                 (1,369)      (46.6)%          (1,606)       (29.7)%

Income before income taxes                               2,987        39.9%           10,537        107.6%

Income taxes                                             1,142        36.8%            4,188        103.5%

Net income                                               1,845        42.0%            6,349        110.5%

Net income per share - diluted                             .10        50.0%              .32        123.1%

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Three Months Ended December 31, 1999 and 1998

Net sales increased slightly from the prior year primarily due to acquisitions during fiscal 1999. Gross profit as a percentage of sales increased to 24.9% from 23.9%. This increase primarily is due to a change in product mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, increased to 21.6% from 21.1%. The change primarily relates to an increase in performance-based incentives.

Interest expense-net for the quarter decreased by 46.6% as compared to the prior year primarily as a result of a decrease in average borrowings.

Income tax expense as a percentage of income before taxes was 40.5% for the quarter ended December 31, 1999 and 41.4% for the quarter ended December 31, 1998. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income increased by 42.0% compared to the same quarter last year. As a result of the impact of continued stock repurchases, net income per share increased $.10, or 50%.

Six Months Ended December 31, 1999 and 1998

Net sales increased slightly from the prior year primarily due to acquisitions during fiscal 1999. Gross profit as a percentage of sales increased to 24.8% from 23.9%. This increase primarily is due to a change in product mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, decreased to 21.5% from 21.9%. This change primarily relates to pretax restructuring and other special charges being recorded in the six months ended December 31, 1998 of $5.4 million for costs of consolidation and workforce reductions. This charge decreased net income by $3.2 million, or $.14 per share for the six months ended December 31, 1998. Partially offsetting this decrease was an increase in performance-based incentives during the current period.

Interest expense-net for the period decreased by 29.7% as compared to the prior year primarily as a result of a decrease in average borrowings.

Income tax expense as a percentage of income before taxes was 40.5% for the six months ended December 31, 1999 and 41.3% for the six months ended December 31, 1998. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income increased by 110.5% compared to the same period of last year. As a result of the impact of continued stock repurchases, net income per share increased $.32, or 123.1%.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

OTHER MATTERS

On January 6, 2000, the Company signed a letter of intent to acquire certain distribution businesses of Dynavest Corporation (Dynavest) located in Canada which would give the Company its first physical presence outside of the United States. The Company plans on utilizing its currently existing revolving line of credit to finance this purchase.

Dynavest has operations in five Canadian provinces. The Dynavest companies are distributors of bearing, power transmission systems and fluid power systems. Annual sales are approximately $72 million U.S. dollars. The transaction is expected to be completed by June 30, 2000.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT

Management's Discussion and Analysis contains statements that are forward-looking, based on management's current expectations about the future. The words "expect", "believe", "plan", and similar expressions identify forward-looking statements. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. In addition, the Company undertakes no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise.

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies, including electronic commerce initiatives; the incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; adverse results in significant litigation matters; adverse state and federal regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, fires, floods and accidents).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders of the Company on October 19, 1999, the Shareholders (i) elected William E. Butler, Russell R. Gifford, and L. Thomas Hiltz as Directors of Class III for a term expiring in 2002, (ii) amended the Company's Code of Regulations to increase the maximum size of the Board of Directors from 12 to 14, and
         (iii) ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2000. Substantially the same information was previously reported in
         Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 1999.


ITEM 5.  OTHER INFORMATION.

         On January 20, 2000, David L. Pugh was elected the Company's President & Chief Executive Officer and a member of Class III of the Board of Directors for a term expiring in 2002. John C. Dannemiller, formerly the Company's Chairman & Chief Executive Officer, remains in an executive position as Chairman.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

                  Exhibit No.       Description
                  -----------       -----------

                     3(a) Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 8, 1998 (filed as Exhibit 3(a) to the Company's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                     3(b) Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company's Form 10-Q for the quarter ended September 30,

                                    1999, SEC File No. 1-2299, and incorporated here by reference).

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

                     27             Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1999.


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

                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                    (Company)


Date:  February 10, 2000            By:  /s/ John R. Whitten
                                       -----------------------------------------
                                         John R. Whitten
                                         Vice President-Chief Financial Officer
                                         & Treasurer


Date:  February 10, 2000            By:  /s/ Mark O. Eisele
                                       -----------------------------------------
                                         Mark O. Eisele
                                         Vice President-Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1999

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

         3(b)              Code of Regulations of Applied Industrial
                           Technologies, Inc., as amended on October 19, 1999.
                           (filed as Exhibit 3(b) to the Company's Form 10-Q for the quarter ended September 30, 1999, SEC File No.
                           1-2299, and incorporated here by reference).

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
