Form 10-Q
period 2000-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2000-05-12
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        MARCH 31, 2000
                               ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from   ___________ to  ____________

                          Commission File Number  1-2299
                                                 ---------

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
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

Yes   X         No
    -----          -----

Shares of common stock outstanding on  April 30, 2000            20,291,709
                                      -----------------------------------------
                                                               (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX


--------------------------------------------------------------------------
                                                                        Page No.
Part I: FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Statements of Consolidated Income -                    2
                     Three Months and Nine Months Ended
                     March 31, 2000 and 1999

                     Consolidated Balance Sheets -                          3
                     March 31, 2000 and June 30, 1999

                     Statements of Consolidated Cash Flows -                4
                     Nine Months Ended March 31, 2000 and 1999

                     Statements of Consolidated Shareholders' Equity -      5
                     Nine Months Ended March 31, 2000 and
                     Year Ended June 30, 1999

                     Notes to Consolidated Financial Statements           6 - 8


         Item 2:    Management's Discussion and Analysis of               9 - 13
                    Financial Condition and Results of Operations


Part II: OTHER INFORMATION

         Item 1:    Legal Proceedings                                       14
         Item 6:    Exhibits and Reports on  Form 8-K                       14


Signatures                                                                  16

PART I:  FINANCIAL INFORMATION
ITEM I:  Financial Statements

        APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
        ------------------------------------------------------
                   STATEMENTS OF CONSOLIDATED INCOME
                              (Unaudited)
                 (Thousands, except per share amounts)

-------------------------------------------------------------------------------

                                           Three Months Ended                   Nine Months Ended
                                                March 31                             March 31
                                          2000             1999              2000                1999
                                        -------------------------         -------------------------------
Net Sales                               $413,194         $386,616         $ 1,166,491         $ 1,137,185
                                        --------         --------         -----------         -----------

Cost and Expenses
  Cost of sales                          310,172          292,535             877,017             863,725
  Selling, distribution and
    administrative                        87,424           81,242             249,746             245,422
                                        --------         --------         -----------         -----------
                                         397,596          373,777           1,126,763           1,109,147
                                        --------         --------         -----------         -----------
Operating Income                          15,598           12,839              39,728              28,038
                                        --------         --------         -----------         -----------

Interest
  Interest expense                         1,858            2,182               5,926               7,920
  Interest income                           (212)            (143)               (479)               (474)
                                        --------         --------         -----------         -----------
                                           1,646            2,039               5,447               7,446
                                        --------         --------         -----------         -----------

Income Before Income Taxes                13,952           10,800              34,281              20,592
                                        --------         --------         -----------         -----------

Income Taxes
  Federal                                  5,160            3,996              12,682               7,620
  State and local                            488              432               1,200                 854
                                        --------         --------         -----------         -----------
                                           5,648            4,428              13,882               8,474
                                        --------         --------         -----------         -----------

Net Income                              $  8,304         $  6,372         $    20,399         $    12,118
                                        ========         ========         ===========         ===========

Net Income per share - Basic            $   0.41         $   0.30         $      0.99         $      0.56
                                        ========         ========         ===========         ===========

Net Income per share - Diluted          $   0.40         $   0.30         $      0.98         $      0.56
                                        ========         ========         ===========         ===========

Cash dividends per common share
                                        $   0.12         $   0.12         $      0.36         $      0.36
                                        ========         ========         ===========         ===========


See notes to consolidated financial statements.

        APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
        ------------------------------------------------------
                      CONSOLIDATED BALANCE SHEETS
                        (Amounts in thousands)

------------------------------------------------------------------------------

                                                                       March 31          June 30
                                                                         2000             1999
                                                                      ---------         ---------
                                                                     (Unaudited)
                                         Assets
Current assets
    Cash and temporary investments                                    $  15,265         $  19,186
    Accounts receivable, less allowance
     of $4,447 and $3,515                                               203,377           195,736
    Inventories  (at LIFO)                                              163,656           169,689
    Other current assets                                                  7,399             6,235
                                                                      ---------         ---------
Total current assets                                                    389,697           390,846
                                                                      ---------         ---------
Property - at cost
    Land                                                                 12,214            12,316
    Buildings                                                            66,898            69,329
    Equipment                                                            93,598            96,011
                                                                      ---------         ---------
                                                                        172,710           177,656
    Less accumulated depreciation                                        75,452            70,417
                                                                      ---------         ---------
Property - net                                                           97,258           107,239
                                                                      ---------         ---------
Goodwill                                                                 60,507            62,351
Other assets                                                             14,707            13,913
                                                                      ---------         ---------

  TOTAL ASSETS                                                        $ 562,169         $ 574,349
                                                                      =========         =========

                          Liabilities and Shareholders' Equity
Current liabilities
    Accounts payable                                                  $  90,738         $  78,836
    Compensation and related benefits                                    29,179            19,692
    Other accrued liabilities                                            33,212            33,588
                                                                      ---------         ---------
Total current liabilities                                               153,129           132,116
Long-term debt                                                           91,646           126,000
Other liabilities                                                        23,035            22,647
                                                                      ---------         ---------
  TOTAL LIABILITIES                                                     267,810           280,763
                                                                      ---------         ---------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or outstanding
Common stock - no par value; 50,000
    shares authorized;  24,095 shares issued                             10,000            10,000
Additional paid-in capital                                               83,100            82,599
Income retained for use in the business                                 258,926           246,026
Less 3,806 and 2,994 treasury shares - at cost                          (53,662)          (40,140)
Less unearned restricted common
    stock compensation                                                   (4,005)           (4,899)
                                                                      ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                                            294,359           293,586
                                                                      ---------         ---------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                            $ 562,169         $ 574,349
                                                                      =========         =========


See notes to consolidated financial statements.

        APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (Unaudited)
                        (Amounts in thousands)

                                                                                Nine Months Ended
                                                                                    March 31
                                                                             2000              1999
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                             $ 20,399         $ 12,118
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation                                                          13,361           12,882
       Amortization of goodwill and restricted common
           stock compensation                                                 4,072            3,828
       Provision for losses on accounts receivable                            2,286            1,804
       Gain on sale of property                                                (564)              (2)
       Treasury shares contributed to employee benefit plans                  2,801            2,725
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                               (9,657)          10,764
           Inventories                                                        6,472            2,437
           Other current assets                                              (1,164)            (444)
           Accounts payable and accrued expenses                             20,023           28,344
       Other - net                                                              278              266
------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                    58,307           74,722
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                       (6,919)          (9,652)
    Proceeds from property sales                                              4,190            3,088
    Net cash paid for acquisition of businesses                                (693)         (12,533)
    Deposits and other                                                         (797)           7,920
------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                        (4,219)         (11,177)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net repayments under line-of-credit agreements                                           (42,973)
    Borrowings (repayments) under revolving credit agreements - net         (28,640)          30,999
    Long-term debt repayments                                                (5,714)         (13,714)
    Dividends paid                                                           (7,499)          (7,855)
    Purchase of treasury shares                                             (16,264)         (18,953)
    Exercise of stock options                                                   108              752
------------------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                       (58,009)         (51,744)
------------------------------------------------------------------------------------------------------
Increase (decrease ) in cash and temporary
    investments                                                              (3,921)          11,801
Cash and temporary investments
    at beginning of period                                                   19,186            9,344
------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                       $ 15,265         $ 21,145
====================================================================================================

Supplemental Cash Flow Information Cash paid during the period for:
     Income taxes                                                          $ 15,926         $  6,771
     Interest                                                              $  5,534         $  7,877


See notes to consolidated financial statements.

        APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
           STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
         For the Nine Months Ended March 31, 2000 (Unaudited)
                     and Year Ended June 30, 1999
                (Thousands, except per share amounts )



                                                                                  Income                 Unearned
                                              Shares of             Additional   Retained    Treasury    Restricted      Total
                                             Common Stock   Common    Paid-in   for Use in    Shares    Common Stock  Shareholders'
                                              Outstanding   Stock     Capital  the Business  - at Cost  Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1998                          22,102    $10,000    $82,713    $236,109    $(24,391)    $(4,929)      $299,502
    Net income                                                                     19,933                                 19,933
    Cash dividends - $.48 per share                                               (10,397)                               (10,397)
    Purchase of common stock
      for treasury                               (1,450)                                      (21,746)                   (21,746)
    Treasury shares issued for:
      Retirement Savings Plan contributions         220                   337                   2,980                      3,317
      Exercise of stock options                     109                  (281)                  1,442                      1,161
      Deferred compensation plans                    24                    55                     309                        364
      Restricted common stock awards                 96                   (86)                  1,266      (1,180)
    Amortization of restricted common
      stock compensation                                                   28                                1,210         1,238
    Other                                                                (167)        381                                    214
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                         21,101     10,000     82,599     246,026     (40,140)     (4,899)       293,586
    Net income                                                                     20,399                                 20,399
    Cash dividends - $.36 per share                                                (7,499)                                (7,499)
    Purchase of common stock
      for treasury                               (1,013)                                      (16,264)                   (16,264)
    Treasury shares issued for:
      Retirement Savings Plan contributions         175                   394                   2,407                      2,801
      Exercise of stock options                       8                                           108                        108
      Deferred compensation plans                    17                    51                     227                        278
    Amortization of restricted common
      stock compensation                                                                                      894            894
    Other                                                                  56                                                 56
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                        20,288    $10,000    $83,100    $258,926    $(53,662)    $(4,005)      $294,359
==================================================================================================================================


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and June 30, 1999, and the results of operations for the three months and nine months ended March 31, 2000 and 1999 and cash flows for the nine months ended March 31, 2000 and 1999.

         The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year.

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

2.       NET INCOME PER SHARE

         The following is a computation of the basic and diluted earnings per share:

                                                         Three Months Ended      Nine Months Ended
                                                              March 31               March 31
                                                           2000       1999        2000        1999
                                                         -------------------------------------------
Net Income
Net income as reported in statements of
consolidated income                                      $ 8,304     $ 6,372     $20,399     $12,118
                                                         ===========================================

Average Shares Outstanding
Weighted average common shares outstanding for basic
computation                                               20,305      21,319      20,589      21,530
Dilutive effect of:
              Stock options                                  142          66         141         116
              Performance Accelerated
                 Restricted Stock (PARS)                      80          13          86          14
                                                         -------------------------------------------
Adjusted average common shares outstanding for
diluted computation                                       20,527      21,398      20,816      21,660
                                                         ===========================================

Net Income Per Share
Net income per common share - basic                      $  0.41     $  0.30     $  0.99     $  0.56
                                                         ===========================================
Net income per common share - diluted                    $  0.40     $  0.30     $  0.98     $  0.56
                                                         ===========================================

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

------------------------------------------------------------------------------

3.       SEGMENT INFORMATION

         The Company has identified one reportable segment: Service Center Based Distribution. The Service Center Based Distribution segment provides customers with solutions to their immediate maintenance repairs and original equipment manufacturing needs through the distribution of industrial products including bearings, power transmission components, fluid power components, linear motion products, general maintenance and specialty items; engineered systems consisting of power transmission and electrical systems; fluid power products including hydraulic and pneumatic systems; and fabricated rubber products consisting of conveyor belting and industrial hose. The Company also offers various levels of technical application support for these products and provides creative solutions to help customers minimize downtime and reduce overall procurement costs. The "Other" column consists of the aggregation of all other non-service center based distribution operations that sell directly to customers, including fluid power, electrical shop and fabricated rubber businesses and various electronic commerce businesses.

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

SEGMENT FINANCIAL INFORMATION:

                                                                     THREE MONTHS ENDED MARCH 31
                                      -------------------------------------------------------------------------------------------
                                               Total               Service Center Based Distribution              Other
                                      -------------------------    ---------------------------------      -----------------------
                                          2000         1999               2000         1999                   2000        1999
                                      ------------- -----------       ------------ ------------           ----------- -----------
Total net sales                           $413,194    $386,616           $396,623     $372,284               $16,571     $14,332
                                      ------------- -----------       ------------ ------------           ----------- -----------

Segment operating profit                  $ 19,145    $ 13,589           $ 18,177     $ 12,844               $   968     $   745
                                                                      ============ ============           =========== ===========
Goodwill amortization                        1,108       1,060
Corporate/unallocated expense, net           2,439       (310)
                                      ------------- -----------
Total operating profit                      15,598      12,839
Interest expense, net                        1,646       2,039
                                      ------------- -----------
Income before taxes                       $ 13,952    $ 10,800
                                      ============= ===========

Depreciation                              $  4,344    $  4,461           $  4,219     $  4,340               $  125      $   121
                                      ============= ===========       ============ ============           =========== ===========

Capital Expenditures                      $  2,568    $  2,049           $  2,380     $  1,976               $  188      $    73
                                      ============= ===========       ============ ============           =========== ===========

Sales By Product Category:                Three Months Ended
                                               March 31
                                      -------------------------
                                          2000        1999
                                      ------------ -----------
Industrial Products                      $289,153    $272,607
Engineered Systems Products                63,236      58,515
Fluid Power Products                       43,069      36,667
Fabricated Rubber Products                 17,736      18,827
                                      ------------ -----------
                                         $413,194    $386,616
                                      ============ ===========

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

------------------------------------------------------------------------------

SEGMENT FINANCIAL INFORMATION:

                                                                       NINE MONTHS ENDED MARCH 31
                                        -----------------------------------------------------------------------------------------
                                                 Total            Service Center Based Distribution           Other
                                        ------------------------- ---------------------------------       -----------------------
                                            2000        1999              2000         1999                   2000        1999
                                        ------------ ------------     ------------ ------------           ----------- -----------
Total net sales                          $1,166,491   $1,137,185       $1,119,241   $1,094,396               $47,250     $42,789
                                        ------------ ------------     ------------ ------------           ----------- -----------

Segment operating profit                 $   50,282   $   48,439       $   47,999   $   46,612               $ 2,283     $ 1,827
                                                                      ============ ============           =========== ===========
Goodwill amortization                         3,178        2,976
Corporate/unallocated expense, net (a)        7,376       17,425
                                        ------------ ------------
Total operating profit                       39,728       28,038
Interest expense, net                         5,447        7,446
                                        ------------ ------------
Income before taxes                      $   34,281   $   20,592
                                        ============ ============

Assets used in the business              $  562,169   $  603,243       $  525,748   $  568,053               $36,421     $35,190
                                        ============ ============     ============ ============           =========== ===========

Depreciation                             $   13,361   $   12,882       $   12,981   $   12,522               $   380     $   360
                                        ============ ============     ============ ============           =========== ===========

Capital Expenditures                     $    6,919    $   9,652       $    6,610   $    9,162               $   309     $   490
                                        ============ ============     ============ ============           =========== ===========

Sales By Product Category:                 Nine Months Ended
                                                March 31
                                       ---------------------------
                                             2000          1999
                                       ------------- -------------
Industrial Products                      $  818,347    $  801,886
Engineered Systems Products                 175,569       172,545
Fluid Power Products                        120,193       107,694
Fabricated Rubber Products                   52,382        55,060
                                       ------------- -------------
                                         $1,166,491    $1,137,185
                                       ============= =============


         a) Beginning in January 1999, certain logistics costs were allocated to the Service Center Based Distribution segment.

4.       BUSINESS COMBINATIONS

         In December 1999, the Company acquired certain assets of a distributor of bearings and power transmission components for a total purchase price of $2,125, which includes a note payable to the seller of $1,432. The acquisition was accounted for as a purchase and the results of the business' operations are included in the accompanying consolidated financial statements from its acquisition date. Results of operations for this acquisition are not material for all periods presented. Goodwill, based on allocations of fair values to the assets and liabilities acquired, of $600 recognized in connection with this combination is being amortized over 15 years.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at March 31, 2000 and June 30, 1999, and (2) results of operations and cash flows during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

Liquidity and Working Capital

Cash provided by operating activities was $58.3 million in the nine months ended March 31, 2000. This compares to $74.7 million provided by operating activities in the same period a year ago. The decrease in cash provided by operating activities was due to an increase in accounts receivable attributable to increased year to date sales.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the nine month period ended March 31, 2000, inventories decreased approximately $6.5 million due to Company efforts to reduce inventory levels, and accounts receivable increased $9.7 million due to increased sales for the quarter.

Net cash used in investing activities was $4.2 million in the nine months ended March 31, 2000 primarily from property purchases net of disposals.

Net cash used in financing activities totaled $58.0 million in the nine months ended March 31, 2000 as compared to $51.7 million for the period ended March 31, 1999. Cash provided from operations was primarily used for repayments under the Company's debt agreements of $34.4 million and the purchase of company stock of $16.3 million.

Working capital at March 31, 2000 was $236.6 million compared to $258.7 million at June 30, 1999. This decrease is primarily due to Company efforts to control investments in inventory and receivables.

Capital Resources

Capital resources are obtained from income retained in the business, borrowings under the Company's credit facilities, and operating lease arrangements. Average combined borrowings were $95.7 million and $143.5 million for the nine months ended March 31, 2000 and 1999, respectively. The weighted average interest rate on borrowings under revolving credit facilities for the nine months ended March 31, 2000 increased to 5.9% from an average rate of 5.7% for the nine months ended March 31, 1999. The weighted average interest rate on borrowing under other long-term debt agreements for the nine months ended March 31, 2000 decreased to 7.2% from an average rate of 7.3% for the nine months ended March 31, 1999.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The Company has a committed revolving credit agreement expiring November, 2003 with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $7.4 million of borrowings outstanding under this facility at March 31, 2000. Unused lines under this facility totaling $138.1 million are available to fund future acquisitions or other capital and operating requirements. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at March 31, 2000. Unused lines under this facility are available to fund future acquisitions or other capital and operating requirements.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 1,013,000 shares of its common stock for $16.3 million during the nine months ended March 31, 2000. Effective April 20, 2000, the Company's Board of Directors authorized the Company to acquire up to an additional 1.0 million shares of company stock.

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

-------------------------------------------------------------------------------



RESULTS OF OPERATIONS

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                       Increase (Decrease)
                                         (Dollars in Thousands, Except per Share Amounts)

                                         Three Months Ended             Nine Months Ended
                                             March 31                       March 31
                                           2000 and 1999                  2000 and 1999

                                       Amount           Change        Amount            Change
                                       ------           ------        ------            ------
Net sales                             $ 26,578            6.9%       $ 29,306            2.6%

Cost of sales                           17,637            6.0%         13,292            1.5%

Selling, distribution and
administrative expenses                  6,182            7.6%          4,324            1.8%

Operating income                         2,759           21.5%         11,690           41.7%

Interest expense - net                    (393)         (19.3)%        (1,999)         (26.8)%

Income before income taxes               3,152           29.2%         13,689           66.5%

Income taxes                             1,220           27.6%          5,408           63.8%

Net income                               1,932           30.3%          8,281           68.3%


Net income per share - diluted        $   0.10           33.3%       $   0.42           75.0%

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net sales increased from the prior year primarily due to volume and price increases. Gross profit as a percentage of sales increased to 24.9% from 24.3%. This increase primarily is due to a change in product mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, increased slightly to 21.2% from 21.0%. The change primarily relates to an increase in performance-based incentives.

Interest expense-net for the quarter decreased by 19.3% as compared to the prior year primarily as a result of a decrease in average borrowings.

Income tax expense as a percentage of income before taxes was 40.5% for the quarter ended March 31, 2000 and 41.0% for the quarter ended March 31, 1999. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income increased by 30.3% compared to the same quarter last year. Due to the increase in net income and the effect of the stock repurchase program, net income per share increased $.10, or 33.3%.

NINE MONTHS ENDED MARCH 31, 2000 AND 1999

Net sales increased from the prior year primarily due to volume and price increases. Gross profit as a percentage of sales increased to 24.8% from 24.0%. This increase primarily is due to a change in product mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, decreased to 21.4% from 21.6%. This change primarily relates to pretax restructuring and other special charges being recorded in the nine months ended March 31, 1999 of $5.4 million for costs of consolidation and workforce reductions. This charge decreased net income by $3.2 million, or $.14 per share for the nine months ended March 31, 1999. Partially offsetting this decrease was an increase in performance-based incentives during the current period.

Interest expense-net for the period decreased by 26.8% as compared to the prior year primarily as a result of a decrease in average borrowings.

Income tax expense as a percentage of income before taxes was 40.5% for the nine months ended March 31, 2000 and 41.2% for the nine months ended March 31, 1999. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income increased by 68.3% compared to the same period of last year. Due to the increase in net income and the effect of the stock repurchase program, net income per share increased $.42, or 75.0%.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

OTHER MATTERS

On January 6, 2000, the Company signed a letter of intent to acquire the assets of certain distribution businesses of Dynavest Corporation (Dynavest) located in Canada which would give the Company its first physical presence outside of the United States. The Company plans on using its currently existing revolving line of credit to consummate this purchase and is considering replacing the borrowing with other long term financing shortly after the acquisition is completed.

Dynavest has operations in five Canadian provinces. The Dynavest companies are distributors of bearings, power transmission systems and fluid power systems. Annual sales are approximately $72 million U.S. dollars. The transaction is expected to be completed by June 30, 2000.

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

             Exhibit No.      Description
             -----------      -----------
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

                27            Financial Data Schedule.


(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                    (Company)


Date: May 12, 2000                  By: /s/ David L. Pugh
                                       ----------------------------------------
                                        David L. Pugh
                                        President & Chief Executive Officer


Date: May 12, 2000                  By: /s/ John R. Whitten
                                       ----------------------------------------
                                        John R. Whitten
                                        Vice President-Chief Financial Officer &
                                           Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000


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