Form 10-K405
period 2000-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2000-09-20
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

                           Commission File No. 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                OHIO                                       34-0117420
   -------------------------------                         -------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

                    One Applied Plaza, Cleveland, Ohio 44115
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of the close of business on August 28, 2000:
$297,515,611.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at August 28, 2000
                 -----                          ------------------------------

     Common Stock, without par value                    19,812,784


                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

                  (1) Applied Industrial Technologies, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2000, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

                  (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 12, 2000, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

                              CAUTIONARY STATEMENT
                              --------------------
                 UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
                 ----------------------------------------------



         THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE, CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, BASED ON MANAGEMENT'S CURRENT EXPECTATIONS ABOUT THE FUTURE. APPLIED INTENDS THAT THE FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS ESTABLISHED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 OR BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES. ALL FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS REGARDING IMPORTANT RISK FACTORS. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, AND THE MAKING OF THOSE STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY APPLIED OR ANY OTHER PERSON THAT THE RESULTS EXPRESSED IN THE STATEMENTS WILL BE ACHIEVED. IN ADDITION, APPLIED ASSUMES NO OBLIGATION PUBLICLY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER BECAUSE OF NEW INFORMATION OR EVENTS, OR OTHERWISE.

         APPLIED BELIEVES ITS PRIMARY RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "NARRATIVE DESCRIPTION OF BUSINESS," BELOW, AND THE
FOLLOWING: CHANGES IN THE ECONOMY OR IN SPECIFIC CUSTOMER INDUSTRY SECTORS; CHANGES IN CUSTOMER PROCUREMENT POLICIES AND PRACTICES; CHANGES IN PRODUCT MANUFACTURER SALES POLICIES AND PRACTICES; THE AVAILABILITY OF PRODUCTS AND LABOR; CHANGES IN OPERATING EXPENSES; THE EFFECT OF PRICE INCREASES OR DECREASES; CURRENCY EXCHANGE FLUCTUATIONS; THE VARIABILITY AND TIMING OF BUSINESS OPPORTUNITIES INCLUDING ACQUISITIONS, ALLIANCES, CUSTOMER AGREEMENTS, AND SUPPLIER AUTHORIZATIONS; OUR ABILITY TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS AND OTHER BUSINESS STRATEGIES, INCLUDING ELECTRONIC COMMERCE INITIATIVES; THE INCURRENCE OF ADDITIONAL DEBT AND CONTINGENT LIABILITIES IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES AND PRACTICES; THE EFFECT OF ORGANIZATIONAL CHANGES WITHIN THE COMPANY; THE EMERGENCE OF NEW COMPETITORS, INCLUDING FIRMS WITH GREATER FINANCIAL RESOURCES THAN WE HAVE; ADVERSE RESULTS IN SIGNIFICANT LITIGATION MATTERS; ADVERSE REGULATION AND LEGISLATION; AND THE OCCURRENCE OF EXTRAORDINARY EVENTS (INCLUDING PROLONGED LABOR DISPUTES, NATURAL EVENTS AND ACTS OF GOD, FIRES, FLOODS, AND ACCIDENTS).

                                     PART I.
                                     -------

                                ITEM 1. BUSINESS.
                                        ---------

         In this Annual Report on Form 10-K, "Applied" refers to Applied Industrial Technologies, Inc. References to "we," "us," "our," and "the company" refer to Applied and its subsidiaries.

         Applied, directly and through its operating subsidiaries, distributes industrial, fluid power, and fabricated rubber products, and engineered systems. In addition, we perform rubber and fluid power shop services, as well as engineering, design, and fabrication services relating to electrical, gearing, and material handling systems. We offer technical application support for our products and provide creative solutions to help customers minimize downtime and reduce overall procurement and maintenance costs. Although we do not generally manufacture the products we sell, we do assemble and repair certain products and systems. We distribute our products to a wide variety of customers primarily in the United States (including Puerto Rico) and Canada.

         Applied and its predecessor companies have been engaged in this business since 1923. Applied was incorporated in Delaware in 1928 and reincorporated in Ohio in 1988. Formerly known as Bearings, Inc., Applied adopted its current name as of January 1, 1997.

         (a) General Development of Business.
             --------------------------------

         In June 2000, we acquired from Dynavest Corporation of Saskatoon, Saskatchewan, the following industrial distribution businesses operating in western Canada: Bearing & Transmission, with 21 bearing and power transmission service centers and three rubber fabrication centers (operating as B&T Rubber); HyPower, with 15 fluid power service centers; and, All Agro Parts, specializing in components for agricultural markets, with three service centers. In calendar 1999, these businesses generated sales of approximately US$72 million. The acquisition brings us our first physical presence outside the United States.

         We acquired Air Draulics Engineering Co., a fluid power distributor with locations in Tennessee and Arkansas, in September 2000, and Rice Industrial Supply, Inc., a bearing and power transmission distributor operating in Minnesota, in December 1999. In addition, we sold certain of our mechanical and fluid power shops to Offshore Inland Services of Alabama, Inc. in June 2000; concurrent with the sale, we entered into an alliance to supply components, and subcontract mechanical shop services, to Offshore Inland.

         In January 2000, we launched our Maintenance America(R) catalog, containing information on more than 18,000 products used by maintenance professionals. Products featured in the catalog include adhesives, lubricants, cleaners, degreasers, hand and power tools, safety equipment, industrial hose and fittings, power transmission components, pneumatic products, and general industrial supplies.

         John C. Dannemiller, Applied's Chairman since 1992 and Chief Executive Officer from 1992 to January 2000, announced his retirement as an executive officer and member of the Board of Directors effective following the annual meeting of shareholders in October 2000. He has served on the Board since 1985. Upon Mr. Dannemiller's retirement, David L. Pugh, Applied's President & Chief Executive Officer, will be elected Chairman of the Board of Directors.

         Further information regarding developments in our business can be found in our 2000 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 through 12, which is incorporated here by reference.

         (b) Financial Information about Segments.
             -------------------------------------

         We consider our business to involve only one reportable business segment, service center-based distribution. This business provides customers with solutions to their maintenance, repair, and original equipment manufacturing needs by distributing, through our service center network, bearings, power transmission components and systems, fluid power components, fabricated rubber products, linear motion products, general maintenance products, and related specialty items. We also offer technical product application support and provide creative solutions to help customers minimize downtime and reduce overall procurement costs.

         In addition to the service center-based distribution business, we operate several smaller businesses that primarily sell their products and services directly to customers rather than through the service centers. These businesses include specialized fluid power businesses, and certain electrical and fabricated rubber service operations.

         Financial information on the service center-based distribution segment and our other businesses can be found in the 2000 Annual Report to shareholders in note 10 to the financial statements on pages 23 and 24, and that information is incorporated here by reference.

         (c) Narrative Description of Business.
             ----------------------------------

         Overview. Our service centers, located in 47 states, five Canadian provinces, and Puerto Rico, serve as the company's primary business channel. The products and services marketed through the service centers involve varying levels of complexity, technical skill, and support. As noted in "Financial Information about Segments," above, we also operate other businesses that sell products and services directly to customers rather than through the service centers. These businesses include specialized fluid power operations, and certain electrical and fabricated rubber service operations.

         In February 2000, we announced a new operating structure focused on the company's two major product platforms - industrial products and fluid power products. The new structure divides our domestic field operations into two primary business units:

         -  Industrial Products Unit. This unit includes all of the company's U.
            S. service centers, through which we distribute bearings, power transmission components and systems, fluid power components, fabricated rubber products, linear motion products, and general maintenance and specialty items, primarily for maintenance and repair applications. In addition, the Industrial Products Unit includes the company's regional fabricated rubber shops, which modify and repair conveyor belts and provide hose assemblies in accordance with customer requirements, and field crews that perform belt and rubber lining installation and repair services at customer locations. This business unit accounts for the bulk of our field operations and sales dollars.

         - Fluid Power Unit. This unit includes our specialized fluid power businesses, which market their products and services directly to customers rather than through the service center network. In addition to offering component distribution services to customers, the fluid power businesses operate shops that assemble fluid power systems and components and offer technical advice to customers. Customers include businesses purchasing for maintenance and repair applications, as well as for original equipment manufacturing applications. The Fluid Power Unit operates in various geographic areas throughout the United States under the following names: Air and Hydraulics Engineering (Southeast), Air Draulics Engineering (Tennessee and Arkansas), Dees Fluid Power (Mid-Atlantic and Northeast), Elect-Air (California and Arizona), Engineered Sales (Midwest), ESI Power Hydraulics (Illinois and Wisconsin), Fornaciari (California and Arizona), and Kent Fluid Power (Washington).

         In addition to our primary business units, we operate other businesses within separate organizational structures. Among these businesses are the following:

         - Our newly acquired Canadian distribution businesses - Bearing & Transmission, HyPower, and All Agro Parts - which operate service center and shop facilities in five western Canadian provinces.

         - The Engineered Systems and Automation Division (ESA), which offers electrical and mechanical design, fabrication, installation, and support services.

         Products. We sell the following products, which are generally manufactured by other companies for whom we serve as a non-exclusive distributor:

         - Industrial products, including ball, roller, mounted, and plane bearings, power transmission components, fluid power components, linear motion products, and general maintenance and specialty items such as seals, sealants, fluid sealing, "O" rings, retaining rings, adhesives, lubricants, maintenance tools and equipment, and safety and cleaning products.

         - Engineered systems, including power transmission and electrical systems.

         -  Fluid power systems, including hydraulic and pneumatic systems.

         - Fabricated rubber products, including conveyor belting and industrial hose.

         In addition to providing us a wide variety of products, our supplier relationships offer access to technical product training and sales and marketing support. We believe that these relationships are generally good and that we can continue to represent these companies as a distributor. The loss of certain suppliers could have an adverse effect on our business.

         Our net sales by product category for the past three fiscal years is as follows:

                                Fiscal 2000       Fiscal 1999      Fiscal 1998
                                -----------       -----------      -----------

         Industrial              $1,100,135        $1,073,924       $1,078,507
         Engineered Systems         239,165           233,407          229,984
         Fluid Power                161,863           146,828          112,718
         Fabricated Rubber           70,542            73,769           70,196

         Services. Our service center associates advise and assist customers with respect to product selection and application. We consider this advice and assistance to be an integral part of our sales efforts. Beyond acting as a mere distributor, we market the company as an applied technology supplier, offering product and process solutions involving multiple technologies. These solutions reduce production downtime and overall procurement and maintenance costs for customers. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering competitive pricing, we believe we will continue to develop closer, longer-lasting, and more profitable customer relationships.

         Our sales associates consist of customer service representatives and field account managers assigned to each service center, as well as product and industry specialists. Customer service representatives receive, process, and expedite customer orders, provide product and pricing information, and assist field account managers in serving customers. Field account managers make on-site calls to current and potential customers to provide product and price information, identify customer requirements and provide recommendations, and assist in implementing equipment maintenance and storeroom management programs. Using our proprietary Documented Value Added(R) software program, account managers can measure and document the value to the customer, through cost savings and/or increased productivity, of our services and recommendations. Product and industry specialists assist with applications in their areas of technical expertise. We also have technical call centers for specific product technologies, staffed by skilled technicians who provide consulting and training services.

         We maintain inventory levels at each service center that are tailored to meet customers' immediate needs. These inventories consist of standard items stocked at most service centers as well as other items related to customers' needs in the particular locale. We also maintain back-up inventory in nine regional distribution centers. The inventory maintained at our facilities allows customers to minimize their own inventories of industrial products.

         In addition to product distribution-related services, we offer various shop services to customers. Our regional fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers) in accordance with customer requirements. Rubber service field crews perform belt and rubber lining installation and repair services at customer locations in certain geographic areas. And through our Offshore Inland alliance, we offer mechanical shop services, including the rebuilding and assembly of speed reducers, pumps, valves, cylinders, and hydraulic motors, and custom machining.

         Timely delivery of products to customers is an integral part of our service. Service centers and distribution centers use the most effective method of transportation available to meet customer needs, including both surface and air common carrier and courier services. We also maintain a fleet of vehicles to deliver products to customers. These transportation services and delivery vehicles also move products between suppliers, distribution centers, and service centers to assure availability of merchandise for customer needs.

         Our inventory and sales information systems enhance our ability to serve customers. The point-of-sale OMNEX(R) computer system, on which the domestic service centers operate, gives each service center on-line access to inventory and sales information. The system permits direct access for order entry, pricing, order expediting, and back order review. Our systems also support electronic data interchange (EDI) and electronic funds transfer (EFT) with participating customers and suppliers. AppliedAccess(R), launched in June 1999, is an Internet site providing customers a convenient method to search for products in our vast electronic catalog, view prices, check inventory levels, place orders, and track order status.

         The Fluid Power Unit businesses operate independently of the service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all key to the fluid power businesses' success. The businesses distinguish themselves, though, from most component distributors by also offering fluid power engineering, design, fabrication, and installation services. Each business has product specialists with extensive technical knowledge, who handle sophisticated projects for customers primarily within the business' geographic region.

         Our operations contrast sharply with those of our product manufacturers as the manufacturers generally confine their direct sales activities to large-volume transactions with original equipment manufacturers, which incorporate the components purchased into the products they make. The manufacturers generally do not sell replacement components directly to the customer but instead refer the customer to us or another distributor. There is no assurance that this practice will continue, however, and any discontinuance of this practice could have an adverse effect on our business.

         Patents, trademarks, and licenses do not have a significant effect on our business.

         Markets and Methods of Distribution. We purchase from over 2,500 manufacturers of bearings, power transmission components, industrial rubber products, fluid power products, linear motion products, and general maintenance and specialty items. We then resell the products to a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, textiles, transportation, and utilities. Customers range from the largest industrial concerns in the United States and western Canada to the smallest. Although we have witnessed ongoing consolidation in certain industries, we are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 3% of our net sales.

         In recent years, there has been a trend among large industrial customers towards reducing the number of their suppliers of maintenance and replacement products. We are responding by continuing to broaden our product offering and by developing new methods for marketing our products. There can be no guarantee, however, that this trend will not have an adverse effect on our business.

         Customers have also increasingly demonstrated a desire to order products through electronic product catalogs and Internet-based procurement systems. We are responding to this trend by developing avenues, such as the AppliedAccess(R) website, described above, to accommodate current customers and reach new customers adopting electronic purchasing methods.

         Certain large customers have, in recent months, turned to e-commerce software providers and Internet marketplaces to facilitate purchases from multiple suppliers through one electronic interface. At the outset, it remains to be seen how successfully the multi-supplier electronic systems can be adapted to handle procurement of the products and services we sell. Assuming this nascent market trend continues, though, its long-term effects on our industry are unclear. We believe that our broad product and services offerings position us to grow our market share through relationships with selected e-commerce companies. On the other hand, it is possible that the emerging electronic procurement models may tend to devalue distributor services such as product selection and application-specific advice, and to narrow product sales margins. Accordingly, there is no assurance that increased procurement through multi-supplier electronic systems will not adversely affect our business.

         Our export business during the fiscal year ended June 30, 2000 and prior fiscal years was less than 2% of net sales, and is not concentrated in a specific geographic area.

         Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, although longstanding supplier and customer relationships may operate as barriers. Competition is based generally on product and service offerings, product availability, price, and having a local presence.

         Our principal competitors are other specialized bearing, power transmission, industrial rubber, fluid power, linear motion, and specialty item distributors, and, to a lesser extent, mill supply houses. These competitors include single and multiple facility operations, some of which are divisions or subsidiaries of larger organizations. A number of these competitors may have greater financial resources than we do. The trend towards industry consolidation continues, producing larger multiple facility operations.

         We also compete with the original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some of these manufacturers may have greater financial resources than we do. The identity and number of competitors vary throughout the geographic areas in which we conduct business. We continue to develop and implement marketing strategies to maintain a competitive position.

         We are one of the leading distributors in the United States and western Canada for the major product categories we carry. Our market share for those products in any given geographic area may, however, be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.

         Backlog and Seasonality. Because of our extensive product resources and distribution network, we do not have a substantial backlog of orders, nor are backlog orders significant at any given time. We do not consider our business to be seasonal.

         Raw Materials and General Business Conditions. Our operations are dependent on general industrial activities and economic conditions and would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by any recession or depression that has an adverse effect on American industrial activity generally or on key customer industries served by us.

         Number of Employees. On June 30, 2000, we had 4,847 employees (including 392 employees that joined the company with our Canadian acquisition). We consider our relationship with our employees to be generally favorable.

         Working Capital. Our working capital position is disclosed in the financial statements referred to at Item 14 on page 17 of this Report and is discussed in "Management's Discussion and Analysis" in the 2000 Annual Report to shareholders on page 11.

         We require substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet rapid delivery requirements of customers. We generally require all payments for sales on account within 30 days. Returns are not considered to have a material effect on our working capital requirements. We believe these practices are consistent with industry practices.

         Environmental Laws. We believe that compliance with federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

         (d) Financial Information about Foreign and Domestic Operations and
             ---------------------------------------------------------------
Export Sales.
-------------

         We had no operations outside the United States until we acquired our Canadian operations from Dynavest Corporation in June 2000. Although the Canadian operations are included in our consolidated balance sheet as of June 30, 2000, set forth in the 2000 Annual Report to shareholders on page 14, they will only begin to be included in our consolidated operating results in fiscal 2001. Long-lived assets located outside the United States are not material.

         Our export business during the fiscal year ended June 30, 2000, and prior fiscal years, was less than 2% of net sales, and is not concentrated in a specific geographic area.


                               ITEM 2. PROPERTIES.
                                       -----------

         We own or lease the properties in which our offices, service centers, distribution centers, and shops are located. At June 30, 2000, we owned real properties at 178 locations and leased 274 locations. Certain locations contain multiple operations, such as a shop and a distribution center.

         Our principal owned real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2000 were:

         -  the distribution center in Atlanta, Georgia
         -  the distribution center in Florence, Kentucky
         -  the service center in West Monroe, Louisiana
         -  the service center in Omaha, Nebraska
         -  the distribution center in Portland, Oregon
         -  the distribution center in Carlisle, Pennsylvania

         Our principal leased real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2000 were:

         -  the corporate headquarters facility in Cleveland, Ohio
         - the distribution center, service center, offices, and rubber shop in Fontana, California
         -  the service center in Long Beach, California

         -  the service center in San Jose, California
         -  the rubber shop in Tracy, California
         -  the distribution center in Denver, Colorado
         -  the rubber shop in Denver, Colorado
         -  the service center in Grand Rapids, Michigan
         -  the service center and fluid power shop in Iron Mountain, Michigan
         -  the service center in Kansas City, Missouri
         -  the distribution center and rubber shop in Fort Worth, Texas
         -  the service center in Longview, Washington
         - the distribution center, fluid power shop, and rubber shop in Longview, Washington
         -  the offices, service center, and rubber shop in Appleton, Wisconsin
         -  the service center in Milwaukee, Wisconsin
         -  the service centers and distribution center in Winnipeg, Manitoba
         -  the offices and fluid power shop in Saskatoon, Saskatchewan

         Except for the Saskatoon fluid power shop, which is used in our HyPower fluid power business, all of the properties listed above are used in our service center-based distribution segment.

         We consider our properties generally sufficient to meet our requirements for office space and inventory stocking. A service center's size is primarily influenced by the amount of inventory the service center requires to meet its customers' needs. We use all of our owned and leased properties except for certain properties (one of which has floor space exceeding 20,000 square feet), which in the aggregate are not material and are either for sale, lease, or sublease to third parties due to a relocation or closing. We also may lease or sublease to others unused portions of buildings.

         In recent years, when opening new locations, we have emphasized leasing rather than owning real property. We do not consider any of our service center, distribution center, or shop properties to be material, because we believe that if it becomes necessary or desirable to relocate one of those operations, other suitable property could be found.


                       ITEM 3. PENDING LEGAL PROCEEDINGS.
                               --------------------------

         Applied and/or one of its subsidiaries is a party to various litigation matters incidental to our business. Based on circumstances currently known we do not believe these cases will have a material adverse effect on our financial position or results of operations.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------

         No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.
                      -------------------------------------

         Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held immediately following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 19, 1999:

                  John C. Dannemiller. Mr. Dannemiller is Chairman (since 1992) and has served as a member of the Board of Directors since 1985. He was also Chief Executive Officer (from 1992 to January 2000) and President (from October 1996 to January 1999). He is 62 years of age.

                  David L. Pugh. Mr. Pugh was elected President & Chief Executive Officer in January 2000. He was also elected to Applied's Board at that time. Mr. Pugh had served as President & Chief Operating Officer since January 1999. Prior to joining Applied, he was Senior Vice President of the Industrial Control Group (from February 1996 to June 1998) of Rockwell Automation, a division of Rockwell International Corporation. In that position, he was responsible for a global manufacturing operation encompassing three business groups, 5,000 employees, and 13 operating locations. He was also Rockwell Automation's Senior Vice President of Global Operations (from 1994 to February 1996). He is 51 years of age.

                  Todd A. Barlett. Mr. Barlett is Vice President-Alliance Systems (since August 1999). He was Vice President-National Accounts & Alliance Systems (from August 1998 to August 1999) and Vice President-Southeast Area (from January 1995 to August 1998). He is 45 years of age.

                  Donald L. Chargin. Mr. Chargin is Vice President-Unit President, Industrial Products (since January 2000). He had served as Vice President-Sales and Field Operations (from August 1998 to January
         2000) and Vice President-Western Area (from January 1995 to August
         1998). He is 45 years of age.

                  Mark O. Eisele. Mr. Eisele is Vice President & Controller (since October 1997). He was Controller (from 1992 to October 1997). He is 43 years of age.

                  James T. Hopper. Mr. Hopper is Vice President-Chief Information Officer (since January 2000). He had served as Vice President-Information Systems (since January 1995). He is 57 years of age.

                  Justin M. Jacobi. Mr. Jacobi is Vice President-Unit President, Fluid Power Products (since January 2000). He was Vice
         President-Marketing & Strategic Planning (from August 1998 to January
         2000), Vice President-Field Operations (from March 1998 to August
         1998),

         Vice President-Northeast Area (from January 1997 to March 1998), and Marketing Director for Bearing Products (from 1994 to January 1997). He is 40 years of age.

                  Bill L. Purser. Mr. Purser is Vice President-Chief Marketing Officer (since February 1999). Prior to that he was Vice
         President-Marketing & National Accounts (from July 1996 to February
         1999) and Vice President-National Accounts (from January 1995 to July
         1996). He is 57 years of age.

                  Jeffrey A. Ramras. Mr. Ramras is Vice President-Supply Chain Management (since January 2000). He had served as Vice
         President-Logistics (from January 1995 to January 2000). He is 45 years of age.

                  Richard C. Shaw. Mr. Shaw is Vice President-Communications and Learning (since January 2000). He had served as Vice President-Communications, Organizational Learning & Quality Standards (from July 1996 to January 2000) and Vice President-Communications & Public Relations (from 1993 to July 1996). He is 51 years of age.

                  Robert C. Stinson. Mr. Stinson is Vice President-Chief Administrative Officer, General Counsel & Secretary (since October
         1997). He was Vice President-Administration, Human Resources, General Counsel & Secretary (from 1994 to October 1997). He is 54 years of age.

                  John R. Whitten. Mr. Whitten is Vice President-Chief Financial Officer & Treasurer (since October 1997). He was Vice President-Finance & Treasurer (from 1992 to October 1997). He is 54 years of age.


                                    PART II.
                                    --------

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 -------------------------------------------------
                            STOCKHOLDER MATTERS.
                            --------------------

         Applied's Common Stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol AIT. Prior to July 3, 2000, it traded under the symbol APZ. The information concerning the principal market for Applied's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2000 and 1999 and the number of shareholders of record as of August 17, 2000 is set forth in the 2000 Annual Report to shareholders on page 27, under the caption "Quarterly Operating Results and Market Data," and that information is incorporated here by reference.

                        ITEM 6. SELECTED FINANCIAL DATA.
                                ------------------------

         The summary of selected financial data for the last five years is set forth in the 2000 Annual Report to shareholders in the table on pages 28 and 29 under the caption "10 Year Summary" and is incorporated here by reference.


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 -------------------------------------------------
                        CONDITION AND RESULTS OF OPERATIONS.
                        ------------------------------------

         "Management's Discussion and Analysis" is set forth in the 2000 Annual Report to shareholders on pages 10 through 12 and is incorporated here by reference.


             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ----------------------------------------
                                ABOUT MARKET RISK.
                                ------------------

                We have evaluated the company's exposure to various market risk factors, including but not limited to interest rate, foreign currency exchange, and commodity price risks. At June 30, 2000, there was no material market risk related to foreign currency translation that would impact our financial position. We do not currently utilize derivative financial instruments to hedge against changes in any market risk factors.

         The company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our committed revolving credit agreement. Borrowings under this agreement totaled $33.6 million at June 30, 2000. A 1% increase or decrease in interest rates under this agreement would not have a material impact on our operations, financial position, or cash flows.

         For further information relating to borrowing and interest rates, see the Capital Resources section of "Management's Discussion and Analysis" and Note 5 to the Consolidated Financial Statements in Applied's 2000 Annual Report to shareholders on pages 11 and 19, respectively, which information is incorporated here by reference.


         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                 --------------------------------------------

         The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the independent auditors' report listed below, which are included in the 2000 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed with this Report:

                  Caption                                               Page No.
                  -------                                               --------

         Financial Statements:

                  Statements of Consolidated                               13
                  Income for the Years Ended
                  June 30, 2000, 1999, and 1998

                  Consolidated Balance Sheets                              14
                  June 30, 2000 and 1999

                  Statements of Consolidated                               15
                  Cash Flows for the Years Ended
                  June 30, 2000, 1999, and 1998

                  Statements of Consolidated                               16
                  Shareholders' Equity for the
                  Years Ended June 30, 2000,
                  1999, and 1998

                  Notes to Consolidated                                  17 - 24
                  Financial Statements for the
                  Years Ended June 30, 2000, 1999, and 1998


         Independent Auditors' Report                                                       25

         Supplementary Data:

                  Quarterly Operating Results and                                           27
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

                                    PART III.
                                    ---------

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                  ---------------------------------------------------

         The information required by this Item as to Applied's directors is set forth in Applied's Proxy Statement dated September 12, 2000 on pages 4 through 6 under the caption "Election of

Directors" and is incorporated here by reference. The information required by this Item as to Applied's executive officers has been furnished in this Report on pages 12 and 13 in Part I, after Item 4, under the caption "Executive Officers of the Registrant." The information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Applied's Proxy Statement on page 18 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.

                        ITEM 11. EXECUTIVE COMPENSATION.
                                 -----------------------

         The information required by this Item is set forth in Applied's Proxy Statement dated September 12, 2000, under the captions "Summary Compensation" on page 8, "Option Grants in Last Fiscal Year" and "Aggregate Option Exercises and Fiscal Year-End Option Value Table" on page 9, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 10, "Compensation of Directors," "Deferred Compensation Plan for Non-employee Directors," "Deferred Compensation Plan," and "Employment Agreement" on pages 14 and 15, and "Change in Control Agreements and Other Related Arrangements" on page 16, and is incorporated here by reference.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         ----------------------------------------
                             OWNERS AND MANAGEMENT.
                             ----------------------

         Information concerning the security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Certain Applied Shareholders and Management" on page 7 of Applied's Proxy Statement dated September 12, 2000, and is incorporated here by reference.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                     -----------------------------------------------

         Information concerning certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" on page 14 of Applied's Proxy Statement dated September 12, 2000 and is incorporated here by reference.

                                    PART IV.
                                    --------

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                   ---------------------------------------------------
                       SCHEDULES AND REPORTS ON FORM 8-K.
                       ----------------------------------

(a)1.    Financial Statements.
         ---------------------

         The following consolidated financial statements, notes thereto, the independent auditors' report, and supplemental data are included in the 2000 Annual Report to shareholders on pages 13 through 25 and page 27, and are incorporated by reference in Item 8 of this Report.

                                    Caption
                                    -------

                  Statements of Consolidated Income for the Years Ended June 30, 2000, 1999, and 1998

                  Consolidated Balance Sheets
                  June 30, 2000 and 1999

                  Statements of Consolidated Cash Flows for the Years Ended June 30, 2000, 1999, and 1998

                  Statements of Consolidated Shareholders'
                  Equity for the Years Ended June 30, 2000,
                  1999, and 1998

                  Notes to Consolidated Financial Statements for the Years Ended June 30, 2000, 1999, and 1998

                  Independent Auditors' Report

                  Supplementary Data:
                  Quarterly Operating Results and Market Data


(a)2.    Financial Statement Schedule.
         -----------------------------

         The following report and schedule are included in this Part IV, and are found in this Report at the pages indicated:

                           Caption                            Page No.
                           -------                            --------

                  Independent Auditors' Report                   23

                  Schedule II - Valuation and                    24
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

                  3(b) Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied's Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

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

                  *10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 12, 2000, SEC
                           File No. 1-2299, on page 14, under the caption "Compensation of Directors," and is incorporated here by reference.

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

                  *10(h) Applied Supplemental Executive Retirement Benefits Plan (July 1, 1997 Restatement) in which 11 Applied executive officers (as well as certain former executive officers) currently participate (filed as
                           Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

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

                  *10(m) A written description of Applied's Management Incentive Plan applicable to key executives, including the five most highly compensated executive officers, is found in Applied's Proxy Statement dated September 12, 2000, SEC File No. 1-2299, on page 11, in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption "Management Incentive Plan," and is incorporated here by reference.

                  *10(n) Employment Agreement between Applied and David L. Pugh dated December 21, 1998 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  *10(o) Retention Award Program for James T. Hopper, Vice President-Chief Information Officer, dated March 30, 2000.

                  *10(p) Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as Exhibit 10(m) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  10(q) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

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

                  13 Applied 2000 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

                  21       Applied's subsidiaries at June 30, 2000.

                  23       Independent Auditors' Consent.

                  27       Financial Data Schedule.

         Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which shall be limited to Applied's reasonable expenses in furnishing the exhibit.

(b)      Reports on Form 8-K.
         --------------------

         None during the quarter ended June 30, 2000.

                          INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Applied Industrial Technologies, Inc.

         We have audited the consolidated balance sheets of Applied Industrial Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 2000 and have issued our report thereon dated August 8, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Cleveland, Ohio
August 8, 2000

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
              ----------------------------------------------------

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                     COLUMN A            COLUMN B                    COLUMN C                      COLUMN D            COLUMN E
                     --------            --------     -----------------------------------------    --------            --------


                                                         ADDITIONS             ADDITIONS
                                        BALANCE AT      CHARGED TO            CHARGED TO          DEDUCTIONS            BALANCE
                                         BEGINNING       COSTS AND               OTHER               FROM              AT END OF
                    DESCRIPTION          OF PERIOD       EXPENSES              ACCOUNTS             RESERVE             PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30 2000:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                           $3,515          $3,058                $500 (B)         $3,273 (A)           $3,800

YEAR ENDED JUNE 30 1999:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                           $3,500          $3,014                $100 (C)         $3,099 (A)           $3,515

YEAR ENDED JUNE 30 1998:
Reserve deducted from assets to
which it applies - allowance for
doubtful accounts                           $2,400          $2,075              $1,165 (C)         $2,140 (A)           $3,500

(A) Amounts represent uncollectible accounts charged off.

(B) Amounts represent reserves for the return of merchandise.

(C) Represents reserves recorded through purchase accounting for acquisitions made during the year.

-----------------------------------------------------------------------------------------------------------------------------------
                                                           SCHEDULE II

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ John C. Dannemiller                       /s/ David L. Pugh
------------------------------------------    ---------------------------------------------
John C. Dannemiller, Chairman                 David L. Pugh, President & Chief Executive
                                              Officer

/s/ John R. Whitten                           /s/ Mark O. Eisele
------------------------------------------    ---------------------------------------------
John R. Whitten                               Mark O. Eisele
Vice President-Chief Financial Officer        Vice President & Controller
& Treasurer                                   (Principal Accounting Officer)

Date:  September 20, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William G. Bares                          /s/ Dr. Roger D. Blackwell
------------------------------------------    ---------------------------------------------
William G. Bares, Director                    Dr. Roger D. Blackwell, Director

/s/ William E. Butler                         /s/Thomas A. Commes
------------------------------------------    ---------------------------------------------
William E. Butler, Director                   Thomas A. Commes, Director

/s/ John C. Dannemiller                       /s/ Russel B. Every
------------------------------------------    ---------------------------------------------
John C. Dannemiller, Chairman and Director    Russel B. Every, Director

/s/ Russell R. Gifford                        /s/ L. Thomas Hiltz
------------------------------------------    ---------------------------------------------
Russell R. Gifford, Director                  L. Thomas Hiltz, Director

/s/ John J. Kahl                              /s/ J. Michael Moore
------------------------------------------    ---------------------------------------------
John J. Kahl, Director                        J. Michael Moore, Director

/s/ David L. Pugh                             /s/ Dr. Jerry Sue Thornton
------------------------------------------    ---------------------------------------------
David L. Pugh, President & Chief Executive    Dr. Jerry Sue Thornton, Director
Officer and Director

------------------------------------------
Robert C. Stinson, as attorney
in fact for persons indicated by "*"

Date:  September 20, 2000

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2000


Exhibit
  No.             Description                                                           Reference
--------          -----------                                                           ---------
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

10(d)             First Amendment to Deferred Compensation Plan
                  for Non-employee Directors (January 1, 1997
                  Restatement) dated May 1, 1998.                                       Note (l)

10(e)             A written description of Applied's Life and
                  Accidental Death and Dismemberment
                  Insurance for executive officers.                                     Note (m)

10(f)             A written description of Applied's Long-Term
                  Disability Insurance for executive officers.                          Note (n)

10(g)             Form of Director and Officer Indemnification
                  Agreement entered into between Applied
                  and each of its directors and executive officers.                     Note (o)

10(h)             Applied Supplemental Executive Retirement
                  Benefits Plan (July 1, 1997 Restatement) in which
                  11 Applied executive officers participate
                  (as well as certain former executive officers).                       Note (p)

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

10(n)             Employment Agreement between Applied
                  and David L. Pugh dated December 21, 1998.                            Note (v)

10(o)             Retention Award Program for James T. Hopper,
                  Vice President-Chief Information Officer, dated
                  March 30, 2000.                                                       Attached

10(p)             Applied Supplemental Defined Contribution Plan
                  (January 1, 1997 Restatement).                                        Note (w)

10(q)             Lease dated as of March 1, 1996 between
                  Applied and the Cleveland-Cuyahoga County
                  Port Authority.                                                       Note (x)

10(r)             Consulting, Non-competition and Confidentiality
                  Agreement among Applied, Oak Grove Consulting
                  Group, Inc., and J. Michael Moore dated July 31,
                  1997.                                                                 Note (y)

10(s)             Non-qualified Deferred Compensation Agreement
                  between Applied and J. Michael Moore effective
                  as of December 31, 1997.                                              Note (z)

13                Applied 2000 Annual Report to shareholders
                  (not deemed "filed" as part of this Form 10-K
                  except for those portions that are expressly
                  incorporated by reference).                                           Attached

21                Applied's subsidiaries at June 30, 2000.                              Attached

23                Independent Auditors' Consent.                                        Attached

27                Financial Data Schedule.                                              Attached

Notes:            (a)      Incorporated  by reference from Applied's Form 10-Q
                           for the quarter ended  September 30, 1998, SEC File
                           No. 1-2299, at Exhibit 3(a).

                  (b) Incorporated by reference from Applied's Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, at Exhibit 3(b).

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

                  (f) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, at Exhibit 4(f).

                  (g) Incorporated by reference from Applied's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, at Exhibit 4(e).

                  (h) Incorporated by reference from Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, at Exhibit 1.

                  (i) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, at Exhibit 10(b).

                  (j) Incorporated by reference from Applied's Proxy Statement dated September 12, 2000, SEC File No. 1-2299, at page 14, under the caption "Compensation of Directors."

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

                  (q) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No. 1-2299, at Exhibit 10(a).

                  (r) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(j).

                  (s) Incorporated by reference from Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, at Exhibit 10(j).

                  (t) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, at Exhibit 10(a).

                  (u) Incorporated by reference from Applied's Proxy Statement dated September 12, 2000, SEC File No. 1-2299, at page 11, in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption, "Management Incentive Plan."

                  (v) Incorporated by reference from Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No. 1-2299, at Exhibit 10(b).

                  (w) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(m).

                  (x) Incorporated by reference from Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, at Exhibit 10(n).

                  (y) Incorporated by reference from Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, at Exhibit 10(c).

                  (z) Incorporated by reference from Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, at Exhibit 10(a).