Form 10-Q
period 2000-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2000-11-13
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 2000               .
                                 --------------------------------------------

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

Yes     X         No
      -----

Shares of common stock outstanding on   OCTOBER 31, 2000              19,880,320
                                        ----------------------------------------
                                                             (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                                      INDEX




---------------------------------------------------------------------
                                                                        Page No.
 Part I:    FINANCIAL INFORMATION

          Item 1:     Financial Statements

                      Statements of Consolidated Income -                  2
                      Three Months Ended September 30, 2000 and  1999

                      Consolidated Balance Sheets -                        3
                      September 30, 2000 and June 30, 2000

                      Statements of Consolidated Cash Flows                4
                      Three Months Ended September 30, 2000 and 1999

                      Statements of Consolidated Shareholders' Equity -    5
                      Three Months Ended September 30, 2000 and
                      Year Ended June 30, 2000

                      Notes to Consolidated Financial Statements         6 - 9


          Item 2:     Management's Discussion and Analysis of           10 - 14
                      Financial Condition and Results of Operations

          Item 3:     Quantitative and Qualitative Disclosures about
                      Market Risk                                          15


 Part II:    OTHER INFORMATION

          Item 1:    Legal Proceedings                                     16

          Item 5:    Other Information                                     16
          Item 6:    Exhibits and Reports on  Form 8-K                     18


 Signatures                                                                20

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


---------------------------------------------------------------------------------------------------------------


                                                                            Three Months Ended
                                                                               September 30
                                                                    2000                           1999
                                                         ------------------------------------------------------

 Net Sales                                               $              420,876         $              387,904
                                                         -----------------------        -----------------------

 Cost and Expenses
   Cost of sales                                                        316,422                        294,139
   Selling, distribution and
     administrative                                                      90,221                         81,680
                                                         -----------------------        -----------------------
                                                                        406,643                        375,819
                                                         -----------------------        -----------------------
 Operating Income                                                        14,233                         12,085
                                                         -----------------------        -----------------------

 Interest expense, net                                                    2,202                          2,235
                                                         -----------------------        -----------------------

 Income Before Income Taxes                                              12,031                          9,850
                                                         -----------------------        -----------------------

 Income Taxes
   Federal                                                                4,400                          3,600
   State and local                                                          400                            388
                                                         -----------------------        -----------------------
                                                                          4,800                          3,988
                                                         -----------------------        -----------------------

 Net Income                                              $                7,231         $                5,862
                                                         =======================        =======================

 Net Income Per Share - Basic                            $                 0.37         $                 0.28
                                                         =======================        =======================

 Net Income Per Share - Diluted                          $                 0.36         $                 0.28
                                                         =======================        =======================

 Cash dividends per common
   share                                                 $                 0.12         $                 0.12
                                                         =======================        =======================


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                               September 30                         June 30
                                                                                        2000                          2000
                                                                               --------------------         --------------------
                                                                                     (Unaudited)

                                          Assets
 Current assets
     Cash and temporary investments                                            $            12,986          $            12,349
     Accounts receivable, less allowance
      of $4,166 and $3,800                                                                 213,283                      212,254
     Inventories  (at LIFO)                                                                172,412                      182,102
     Other current assets                                                                    7,071                        8,286
                                                                               --------------------         --------------------
 Total current assets                                                                      405,752                      414,991
                                                                               --------------------         --------------------
 Property - at cost
     Land                                                                                   12,193                       12,214
     Buildings                                                                              67,761                       67,630
     Equipment                                                                              93,199                       92,656
                                                                               --------------------         --------------------
                                                                                           173,153                      172,500
     Less accumulated depreciation                                                          78,212                       75,300
                                                                               --------------------         --------------------
 Property - net                                                                             94,941                       97,200
                                                                               --------------------         --------------------
 Goodwill                                                                                   69,676                       67,089
 Other assets                                                                               15,369                       15,387
                                                                               --------------------         --------------------

   TOTAL ASSETS                                                                $           585,738          $           594,667
                                                                               ====================         ====================

                           Liabilities and Shareholders' Equity
 Current liabilities
     Accounts payable                                                          $            84,456          $            93,587
     Compensation and related benefits                                                      20,672                       32,476
     Other accrued liabilities                                                              37,339                       33,796
                                                                               --------------------         --------------------
 Total current liabilities                                                                 142,467                      159,859
 Long-term debt                                                                            119,557                      112,168
 Other liabilities                                                                          23,150                       23,309
                                                                               --------------------         --------------------
   TOTAL LIABILITIES                                                                       285,174                      295,336
                                                                               --------------------         --------------------

 Shareholders' Equity
 Preferred stock - no par value;  2,500
     shares authorized; none issued or
     outstanding
 Common stock - no par value;  50,000
     shares authorized;  24,096 shares issued                                               10,000                       10,000
 Additional paid-in capital                                                                 83,401                       83,312
 Income retained for use in the business                                                   271,957                      267,145
 Treasury shares - at cost 4,203 and 4,017                                                 (61,423)                     (57,419)
 Unearned restricted common stock compensation                                              (3,371)                      (3,707)
                                                                               --------------------         --------------------
   TOTAL SHAREHOLDERS' EQUITY                                                              300,564                      299,331
                                                                               --------------------         --------------------

   TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                                    $           585,738          $           594,667
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
                             (Amounts in thousands)


                                                                                                        Three Months Ended
                                                                                                           September 30

                                                                                                 2000                 1999
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    Net income                                                                             $         7,231      $         5,862
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation                                                                                  4,117                4,562
       Amortization of goodwill and restricted common
           stock compensation                                                                        1,480                1,320
       Provision for losses on accounts receivable                                                     657                  568
       Gain on sale of property                                                                     (1,016)                (481)
       Treasury shares contributed to employee
           benefit plans                                                                             2,905                1,009
       Changes in current assets and liabilities, net of
         effects from acquisition of businesses:
           Accounts receivable                                                                        (149)                 551
           Inventories                                                                              10,930               11,360
           Other current assets                                                                      1,331                  190
           Accounts payable and accrued expenses                                                   (19,275)               2,610
       Other - net                                                                                     921                   96
--------------------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                            9,132               27,647
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                              (2,282)              (2,801)
    Proceeds from property sales                                                                     1,441                2,201
    Net cash paid for acquisition of businesses                                                     (5,491)
    Deposits and other                                                                                 567                   70
--------------------------------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                                               (5,765)                (530)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Borrowings (repayments) under revolving credit agreements - net                                  7,389              (25,500)
    Dividends paid                                                                                  (2,419)              (2,528)
    Purchase of treasury shares                                                                     (8,100)              (3,061)
    Exercise of stock options                                                                          400                   40
--------------------------------------------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                                               (2,730)             (31,049)
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease ) in cash and temporary
    investments                                                                                        637               (3,932)
Cash and temporary investments
    at beginning of period                                                                          12,349               19,186
--------------------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                       $        12,986      $        15,254
================================================================================================================================

Supplemental Cash Flow Information
Cash paid during the period for:
     Income taxes                                                                          $         2,815      $         2,882
     Interest                                                                              $         1,954      $         1,945


See notes to consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
            For the Three Months Ended September 30, 2000 (Unaudited)
                          and Year Ended June 30, 2000
                     (Thousands, except per share amounts)



                                                                                  Income                   Unearned
                                             Shares of              Additional   Retained     Treasury    Restricted     Total
                                            Common Stock   Common    Paid-in    for Use in     Shares    Common Stock  Shareholders'
                                             Outstanding   Stock     Capital   the Business  - at Cost   Compensation    Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 1999                          21,101   $ 10,000  $ 82,599     $ 246,026    $ (40,140)   $ (4,899)    $ 293,586
    Net income                                                                      31,048                                 31,048
    Cash dividends - $.48 per share                                                 (9,929)                                (9,929)
    Purchase of common stock
      for treasury                               (1,280)                                        (20,833)                  (20,833)
    Treasury shares issued for:
      Retirement Savings Plan contributions         210                  493                      2,921                     3,414
      Exercise of stock options                      22                    7                        294                       301
      Deferred compensation plans                    25                   66                        339                       405
    Amortization of restricted common
      stock compensation                                                  62                                  1,192         1,254
    Other                                                                 85                                                   85
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                         20,078     10,000    83,312       267,145      (57,419)     (3,707)      299,331
    Net income                                                                       7,231                                  7,231
    Cash dividends - $.12 per share                                                 (2,419)                                (2,419)
    Purchase of common stock
      for treasury                                 (470)                                         (8,100)                   (8,100)
    Treasury shares issued for:
      Retirement Savings Plan contributions         171                  445                      2,460                     2,905
      Exercise of stock options                      61                 (480)                       880                       400
      Deferred compensation plans                    55                  143                        778                       921
     Forfeiture of restricted common stock awards    (2)                 (19)                       (22)         41
    Amortization of restricted common
      stock compensation                                                                                        295           295
    Other
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                    19,893   $ 10,000  $ 83,401     $ 271,957    $ (61,423)   $ (3,371)    $ 300,564
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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and June 30, 2000, and the results of operations and cash flows for the three months ended September 30, 2000 and 1999.

         The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.

         The financial statements of the Company's Canadian subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated at exchange rates as of the balance sheet date. Sales, costs and expenses are translated at average exchange rates during each reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars were immaterial.

         Effective July 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Accordingly, freight charged to customers is now classified as sales, whereas previously it was classified as an offset to cost of sales. All prior amounts have been restated to conform to the current presentation.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


2.       NET INCOME PER SHARE

         The following is a computation of the basic and diluted earnings per share:

                                                                                   Three Months Ended
                                                                                      September 30
                                                                               2000                    1999
                                                                -------------------------------------------------
  NET INCOME
  Net income as reported in statements of
      consolidated income                                                      $7,231                 $5,862
                                                                =================================================

  AVERAGE SHARES OUTSTANDING
  Weighted average common shares outstanding for basic
     computation                                                               19,734                 20,798
  Dilutive effect of stock options and awards                                     282                    184
                                                                -------------------------------------------------
  Adjusted average common shares outstanding for
     diluted computation                                                       20,016                 20,982
                                                                =================================================

  NET INCOME PER SHARE
  Net income per common share - basic                                           $0.37                  $0.28
                                                                =================================================
  Net income per common share - diluted                                         $0.36                  $0.28
                                                                =================================================


3.       SEGMENT INFORMATION

The Company has identified one reportable segment: Service Center Based Distribution. The Service Center Based Distribution segment provides customers with solutions to their immediate maintenance repairs and original equipment manufacturing needs through the distribution of industrial products including bearings, power transmission components, fluid power components, linear motion products, general maintenance and specialty items; engineered systems consisting of power transmission and electrical systems; fluid power products including hydraulic and pneumatic systems; and fabricated rubber products consisting of conveyor belting and industrial hose. The Company also offers various levels of technical application support for these products and provides creative solutions to help customers minimize downtime and reduce overall procurement costs. The "Other" column consists of all other non-service center based distribution operations that sell directly to customers, including fluid power, electrical shop and various electronic commerce businesses.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

The segments were established in fiscal 1999 primarily due to the acquisitions outside our core business segment and the related growth in these areas. The accounting policies of the segments are the same as those used to prepare the consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Intersegment sales are not significant. All current segment operating results are in the United States, Canada and Puerto Rico. The segment operations in Canada and Puerto Rico represent approximately 5.6% of the total net sales of Applied and therefore are not presented separately. In addition, over 37% of the Canadian operations' net sales are included in the "Other" segment relating to the fluid power business. The long-lived assets located outside of the United States are not material.


SEGMENT FINANCIAL INFORMATION:

                                                               SERVICE CENTER
                                                             BASED DISTRIBUTION          OTHER              TOTAL
                                                             --------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Total net sales                                                         $396,848          $24,028            $420,876
Operating profit (loss)                                                   11,916             (13)              11,903
Assets used in the business                                              545,707           40,031             585,738
Depreciation                                                               3,917              200               4,117
Capital Expenditures                                                       2,176              106               2,282
                                                             --------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999
Total net sales                                                         $374,360          $13,544            $387,904
Operating profit (loss)                                                   16,909            (333)              16,576
Assets used in the business                                              515,903           37,271             553,174
Depreciation                                                               4,407              155               4,562
Capital Expenditures                                                       2,771               30               2,801
                                                             --------------------------------------------------------

A reconciliaion from the segment operating profit to the consolidated balances is as follows:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                   -----------------------------
                                                           2000          1999
                                                   --------------- -------------
Operating profit for
    Reportable segment                                    $11,916       $16,909
Other operating profit (loss)                                 (13)         (333)
Adjustments for:
    Goodwill amortization                                  (1,185)       (1,022)
    Corporate and other income (expense), net of
       allocations (a)                                      3,515        (3,469)
                                                   --------------- -------------
Total operating profit                                     14,233        12,085
Interest expense, net                                       2,202         2,235
                                                   --------------- -------------
Income before taxes                                       $12,031        $9,850
                                                   =============== =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

(a) The change in the amounts of corporate and other income (expense), net of allocations, is due to various changes in the levels and amounts of expenses being allocated to segments. The Company's general guidelines are to fully allocate these corporate items.

Net sales by product category are as follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                     -------------------------------------------
                                                                 2000                    1999
                                                     -------------------------------------------
Industrial Products                                            $287,619                $273,217
Engineered Systems and Automation                                64,849                  58,253
Fluid Power                                                      50,106                  38,341
Fabricated Rubber Products                                       18,302                  18,093
                                                     -------------------------------------------
                                                               $420,876                $387,904
                                                     ===========================================


4.       BUSINESS COMBINATIONS

         During the quarter ended September 30, 2000, the Company acquired the stock of a distributor of fluid power products for a total purchase price of $7,300. The acquisition was accounted for as a purchase and the results of the business' operations are included in the accompanying consolidated financial statements from its acquisition date. Results of operations for this acquisition are not material for all periods presented. Goodwill, based on preliminary allocations of fair values to assets and liabilities acquired of $3,700 recognized in connection with this combination, is being amortized over 15 years.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at September 30, 2000 and June 30, 2000, and (2) results of operations and cash flows during the periods included in the accompanying Statements of Consolidated Income and Consolidated Cash Flows.

FINANCIAL CONDITION

LIQUIDITY AND WORKING CAPITAL
Cash provided by operating activities was $9.1 million in the three months ended September 30, 2000. This compares to $27.6 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the three month period ended September 30, 2000, inventories decreased approximately $10.9 million due to Company efforts to reduce inventory levels, and accounts receivable remained relatively stable. Accounts payable and accrued expenses decreased $19.3 million primarily due to payments of compensation related liabilities.

Net cash used in investing activities was $5.8 million in the three months ended September 30, 2000, primarily attributable to the acquisition of a fluid power distributor.

Net cash used in financing activities totaled $2.7 million in the three months ended September 30, 2000 as compared to $31.0 million for the period ended September 30, 1999. During the period ended September 30, 1999, cash provided from operations was used for net repayments under the Company's revolving credit agreements of $25.5 million.

Working capital at September 30, 2000 was $263.3 million compared to $255.1 million at June 30, 2000. This increase is primarily due to the use of long-term debt to finance operations and acquisitions.

CAPITAL RESOURCES
Capital resources are obtained from income retained in the business, borrowings under the Company's credit facilities, and operating lease arrangements. Average combined borrowings were $111.4 million and $104.3 million for the three months ended September 30, 2000 and 1999, respectively. The weighted average interest rate on borrowings under revolving credit facilities for the three months ended September 30, 2000 increased to 6.6% from an average rate of 5.6% for the three months ended September 30, 1999 due to the general overall increase in short-term interest rates in the U.S. economy. The weighted average interest on borrowing under other long-term debt agreements for the three months ended September 30, 2000 and 1999 was 7.0% and 7.1%, respectively.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Company has a committed revolving credit agreement expiring November, 2003 with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $41.0 million of borrowings outstanding under this facility at September 30, 2000. Unused lines under this facility totaling $99.5 million are available to fund future acquisitions or other capital and operating requirements. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at September 30, 2000. Unused lines under this facility are available to fund future acquisitions or other capital and operating requirements.

In October 2000, the Company entered into an agreement with the Prudential Insurance Company of America for an uncommitted shelf facility to borrow up to $100 million in additional long-term financing, at its sole discretion, with terms of up to twelve years.

During the quarter ending December 31, 2000, the Company expects to refinance a portion of its debt under its revolving credit facility through an institutional private placement of long-term notes.

The Board of Directors has authorized an ongoing program to purchase shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 470,000 shares of its common stock for $8.1 million during the three months ended September 30, 2000. Effective October 17, 2000, the Company's Board of Directors authorized the Company to acquire up to an additional 1.0 million shares of company stock.

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

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

A summary of the period-to-period changes in principal items included in the statements of consolidated income follows:

                                                  Increase (Decrease)
                                (Dollars in Thousands, Except per Share Amounts)

                                                   Three Months Ended
                                                      September 30
                                                     2000 and 1999

                                            Amount                    Change
                                            ------                    ------
Net sales                                  $32,972                      8.5%

Cost of sales                               22,283                      7.6%

Selling, distribution and
administrative expenses                      8,541                     10.5%

Operating income                             2,148                     17.8%

Interest expense - net                         (33)                    (1.5)%

Income before income taxes                   2,181                     22.1%

Income taxes                                   812                     20.4%

Net income                                   1,369                     23.4%

Net income per share - diluted                 .08                     28.6%

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------


            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Three Months Ended September 30, 2000 and 1999

Net sales increased from the prior year primarily due to acquisitions during fiscal 2000. Gross profit as a percentage of sales increased to 24.8% from 24.2%. This increase primarily is due to a change in product mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales, increased to 21.4% from 21.1%. This change primarily relates to an increase in hospitalization expenses and 401K company match.

Interest expense-net for the quarter decreased by 1.5% as compared to the prior year primarily due to a decrease in long-term debt.

Income tax expense as a percentage of income before taxes was 39.9% for the quarter ended September 30, 2000 and 40.5% for the quarter ended September 30, 1999. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income increased by 23.4% compared to the same quarter of last year. As a result of the impact of continued stock repurchases, net income per share - diluted increased $.08, or 28.6%.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT

Management's Discussion and Analysis and other sections of this Form 10-Q contain statements that are forward-looking, based on management's current expectations about the future. The words "expect", "believe", and similar expressions identify forward-looking statements. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. In addition, the Company undertakes no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

We have evaluated the Company's exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement. Variable rate borrowings under its committed revolving credit agreement totaled $41.0 million at September 30, 2000. A 1% increase or decrease in interest rates under this agreement would not have a material impact on our operations, financial position, or cash flows. During the quarter ending December 31, 2000, the Company expects to refinance a portion of this debt through an institutional placement of long-term notes.

The Company's Canadian subsidiaries are measured using local currency as the functional currency. The impact on the Company's future earnings from exposure to changes in foreign currency exchange rates is immaterial.

We do not currently utilize derivative financial instruments to hedge against changes in any market risk factors. During the quarter ending December 31, 2000, the Company expects to enter into foreign currency hedges in conjunction with private placement of debt.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a defendant in various product- and employment-related lawsuits. Based on circumstances presently known, the Company believes that these cases are not material to its business or financial condition.

ITEM 5.  OTHER INFORMATION.

(a)      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Shareholders held on October 17, 2000, there were 19,812,784 shares of common stock entitled to vote. The Shareholders voted on the matters submitted to the meeting as follows:

         1. Election of three persons to be directors of Class I for a term of three years:

                                                 For                   Withheld
                                                 ---                   --------

                  Thomas A. Commes            17,573,416               203,388
                  J. Michael Moore            17,556,880               219,924
                  Dr. Jerry S. Thornton       17,397,952               378,852

                  In August 2000, the Board had reduced the size of Class I from four to three directors.

                  The terms of the Class II directors, including William G. Bares, Dr. Roger D. Blackwell, Russel B. Every and John J. Kahl, and of the Class III directors, including William E. Butler, Russell R. Gifford, L. Thomas Hiltz, and David L. Pugh, continued after the meeting.

                  Subsequently, in November 2000, John J. Kahl, a Class II director, resigned from the Board.

         2. Ratification of the Board of Directors' appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2001.

                                    For             Withheld          Abstain
                                    ---             --------          -------

                                 17,731,228          12,946           32,630

         Discretionary voting was authorized as to the two matters submitted. There were no broker non-votes.


(b)      ELECTION OF OFFICERS.

         At its Organizational Meeting held on October 17, 2000, the Board of Directors elected the following officers of the Company:

           David L. Pugh        Chairman & Chief Executive Officer
           Bill L. Purser       President & Chief Operating Officer
           Todd A. Barlett      Vice President-Global Business Development
           Donald L. Chargin    Vice President-Unit President, Industrial
                                     Products
           Mark O. Eisele       Vice President & Controller
           James T. Hopper      Vice President-Chief Information Officer
           Justin M. Jacobi     Vice President-Unit President, Fluid Power
                                     Products (resigned on October 30, 2000)
           Jeffrey A. Ramras    Vice President-Supply Chain Management
           Richard C. Shaw      Vice President-Communications & Learning
           Robert C. Stinson    Vice President-Chief Administrative Officer,
                                     General Counsel & Secretary
           John R. Whitten      Vice President-Chief Financial Officer &
                                     Treasurer
           Fred D. Bauer        Assistant Secretary
           Jody A. Chabowski    Assistant Controller
           Michael L. Coticchia Assistant Secretary
           Alan M. Krupa        Assistant Treasurer

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

         4(d) Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and The Prudential Insurance Company of America (filed as Exhibit 4(f) to the Company's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

         4(e) Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between the Company and The Prudential Insurance Company of America.

         4(f) $150,000,000 Credit Agreement dated as of November 5, 1998 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

         4(g) Rights Agreement, dated as of February 2, 1998, between the Company and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

         10(a) First Amendment to the Applied Industrial Technologies, Inc. Supplemental Defined Contribution Plan (January 1, 1997 Restatement), effective as of October 1, 2000.

         10(b) Second Amendment to the Applied Industrial Technologies, Inc. Deferred Compensation Plan (January 1, 1997 Restatement), effective as of October 1, 2000.

         10(c) Second Amendment to the Applied Industrial Technologies, Inc. Supplement Executive Retirement Benefits Plan (July 1, 1997 Restatement), effective as of October 1, 2000.

         10(d) Non-Competition and Confidentiality Agreement between Applied Industrial Technologies, Inc. and John C. Dannemiller, effective as of October 31, 2000.

         27       Financial Data Schedule.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2000.



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

                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                    (Company)


Date:  November 13, 2000            By: /s/ DAVID L. PUGH
                                       -----------------------
                                        David L. Pugh
                                        Chairman & Chief Executive Officer


Date:  November 13, 2000            By: /s/ JOHN R. WHITTEN
                                       -------------------------
                                        John R. Whitten
                                        Vice President-Chief Financial Officer
                                          & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

      4(d) Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and The Prudential Insurance Company of America (filed as Exhibit 4(f) to the Company's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

      4(e)     Amendment dated October 24, 2000 to November 27, 1996
               Private Shelf Agreement between the Company and The
               Prudential Insurance Company of America.                 Attached

      4(f) $150,000,000 Credit Agreement dated as of November 5, 1998 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

      4(g) Rights Agreement, dated as of February 2, 1998, between the Company and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

      10(a)    First Amendment to the Applied Industrial
               Technologies, Inc. Supplemental Defined Contribution
               Plan (January 1, 1997 Restatement), effective as of
               October 1, 2000.                                         Attached

      10(b)    Second Amendment to the Applied Industrial
               Technologies, Inc. Deferred Compensation Plan
               (January 1, 1997 Restatement), effective as of
               October 1, 2000.                                         Attached

      10(c)    Second Amendment to the Applied Industrial
               Technologies, Inc. Supplement Executive Retirement
               Benefits Plan (July 1, 1997 Restatement), effective
               as of October 1, 2000.                                   Attached

      10(d)    Non-Competition and Confidentiality Agreement between
               Applied Industrial Technologies, Inc. and John C.
               Dannemiller, effective as of October 31, 2000.           Attached

      27       Financial Data Schedule.                                 Attached