Form 10-Q
period 2000-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2001-02-13
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             DECEMBER 31, 2000
                                 ------------------------------------------

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

Yes     X         No
      -----

Shares of common stock outstanding on     January 31, 2001          19,805,130
                                        ----------------------------------------
                                                                  (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                                      INDEX

------------------------------------------------------------------------------------------
                                                                                                                       Page No.
              Part I:    FINANCIAL INFORMATION

                       Item 1:     Financial Statements

                                   Condensed Statements of Consolidated Income -                                          2
                                   Three Months and Six Months Ended
                                   December 31, 2000 and 1999

                                   Condensed Consolidated Balance Sheets -                                                3
                                   December 31, 2000 and June 30, 2000

                                   Condensed Statements of Consolidated Cash Flows -                                      4
                                   Six Months Ended December 31, 2000 and 1999

                                   Notes to Condensed Consolidated Financial Statements                                 5 - 8


                       Item 2:    Management's Discussion and Analysis of                                               9 - 11
                                   Financial Condition and Results of Operations

                       Item 3:     Quantitative and Qualitative Disclosures About Market Risk                             12

              Part II:    OTHER INFORMATION

                       Item 1:    Legal Proceedings                                                                       13

                       Item 4:    Submission of Matters to a Vote of Security Holders                                     13

                       Item 5:    Other Information                                                                       13

                       Item 6:    Exhibits and Reports on  Form 8-K                                                       13


              Signatures                                                                                                  15

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements


             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


--------------------------------------------------------------------------------


                                            Three Months Ended         Six Months Ended
                                                 December 31              December 31
                                             2000         1999         2000         1999
                                          -----------------------   -----------------------

Net Sales                                 $  405,438   $  379,670   $  826,314   $  767,574
  Cost of sales                              301,536      286,983      617,958      581,122
                                          ----------   ----------   ----------   ----------
                                             103,902       92,687      208,356      186,452
  Selling, distribution and
    administrative                            89,217       80,642      179,438      162,322
                                          ----------   ----------   ----------   ----------
Operating Income                              14,685       12,045       28,918       24,130
Interest expense, net                          2,523        1,566        4,725        3,801
                                          ----------   ----------   ----------   ----------
Income Before Income Taxes                    12,162       10,479       24,193       20,329
Income Taxes                                   4,800        4,246        9,600        8,234
                                          ----------   ----------   ----------   ----------

Net Income                                $    7,362   $    6,233   $   14,593   $   12,095
                                          ==========   ==========   ==========   ==========

Net Income per share - Basic              $     0.37   $     0.30   $     0.74   $     0.58
                                          ==========   ==========   ==========   ==========

Net Income per share - Diluted            $     0.37   $     0.30   $     0.73   $     0.58
                                          ==========   ==========   ==========   ==========

Cash dividends per common
  share                                   $     0.12   $     0.12   $     0.24   $     0.24
                                          ==========   ==========   ==========   ==========

 Weighted average common shares
   outstanding for basic computation          19,659       20,659       19,697       20,729

  Dilutive effect of stock options
    and awards                                   322          225          311          212
                                          ----------   ----------   ----------   ----------

 Adjusted average common shares
    outstanding for diluted computation       19,981       20,884       20,008       20,941
                                          ==========   ==========   ==========   ==========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

--------------------------------------------------------------------------------

                                                                 December 31      June 30
                                                                    2000            2000
                                                                ------------    ------------
                                                                 (Unaudited)
                                         Assets

Current assets
    Cash and temporary investments                              $     14,415    $     12,349
    Accounts receivable, less allowance
     of $4,500 and $3,800                                            198,162         212,254
    Inventories  (at LIFO)                                           212,673         182,102
    Other current assets                                               6,904           8,286
                                                                ------------    ------------
Total current assets                                                 432,154         414,991
Property, less accumulated depreciation
     of $78,507 and $75,300                                           92,080          97,200
Goodwill                                                              68,242          67,089
Other assets                                                          16,085          15,387
                                                                ------------    ------------

  TOTAL ASSETS                                                  $    608,561    $    594,667
                                                                ============    ============

                         Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable                                            $    104,982    $     93,587
    Other accrued liabilities                                         55,200          66,272
                                                                ------------    ------------
Total current liabilities                                            160,182         159,859
Long-term debt                                                       118,920         112,168
Other liabilities                                                     25,556          23,309
                                                                ------------    ------------
  TOTAL LIABILITIES                                                  304,658         295,336
                                                                ------------    ------------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued                          10,000          10,000
Additional paid-in capital                                            80,905          83,312
Income retained for use in the business                              276,937         267,145
Treasury shares - at cost, 4,197 and 4,017 shares                    (61,409)        (57,419)
Unearned restricted common stock compensation                         (2,530)         (3,707)
                                                                ------------    ------------
  TOTAL SHAREHOLDERS' EQUITY                                         303,903         299,331
                                                                ------------    ------------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                      $    608,561    $    594,667
                                                                ============    ============

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                          Six Months Ended
                                                                            December 31
                                                                          2000        1999
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                        $ 14,593    $ 12,095
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation and amortization                                    11,572      11,683
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                        (16,314)     10,680
       Other - net                                                       5,565       2,995
-----------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                               15,416      37,453
-----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                  (4,422)     (4,351)
    Proceeds from property sales                                         2,487       2,915
    Net cash paid for acquisition of businesses                         (5,491)       (686)
    Deposits and other                                                     229        (849)
-----------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                   (7,197)     (2,971)
-----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Borrowings (repayments) under revolving credit agreements - net    (12,534)    (22,700)
    Long-term debt repayments                                           (5,714)     (5,714)
    Long-term debt borrowings                                           25,000
    Dividends paid                                                      (4,801)     (5,035)
    Purchases of treasury shares                                        (8,662)     (7,331)
    Other                                                                  558          84
-----------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                   (6,153)    (40,696)
-----------------------------------------------------------------------------------------------
Increase (decrease ) in cash and temporary
    investments                                                          2,066      (6,214)
Cash and temporary investments
    at beginning of period                                              12,349      19,186
-----------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                  $ 14,415    $ 12,972
===============================================================================================

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to a fair statement of operations of the interim period have been made.

         The results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on the annual physical inventory and the effect of year-end inventory quantities on LIFO costs.

         The financial statements of the Company's Canadian subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the Canadian subsidiaries are translated at exchange rates as of the balance sheet date. Sales, cost of sales and expenses are translated at average exchange rates during each reporting period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars were immaterial.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

2.       SEGMENT INFORMATION

The accounting policies of the segments are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Intersegment sales are not significant. All current segment operating results are in the United States, Canada and Puerto Rico. The segment operations in Canada and Puerto Rico represent approximately 5.5% of the total net sales of Applied and therefore are not presented separately. In addition, over 38% of the Canadian operations' net sales are included in the "Other" segment relating to the fluid power business. The long-lived assets located outside of the United States are not material.

SEGMENT FINANCIAL INFORMATION:

                                                               SERVICE CENTER
                                                                    BASED
                                                                 DISTRIBUTION             OTHER              TOTAL
                                                             --------------------     ------------      --------------
THREE MONTHS ENDED DECEMBER 31, 2000
Net sales                                                               $380,217          $25,221            $405,438
Operating profit (loss)                                                   10,392             (471)              9,921
Depreciation                                                               4,255              186               4,441
Capital expenditures                                                       1,284              856               2,140
                                                             --------------------     ------------      --------------

THREE MONTHS ENDED DECEMBER 31, 1999
Net sales                                                               $364,570          $15,100            $379,670
Operating profit (loss)                                                   15,069             (239)             14,830
Depreciation                                                               4,355              100               4,455
Capital expenditures                                                       1,459               91               1,550
                                                             --------------------     ------------      --------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                                          THREE MONTHS ENDED
                                                                              DECEMBER 31
                                                            ---------------------------------------
                                                                      2000                    1999
                                                            ---------------------------------------
Operating profit for
    reportable segment                                             $10,392                 $15,069
Other operating loss                                                  (471)                   (239)
Adjustments for:
    Goodwill amortization                                           (1,316)                 (1,048)
    Corporate and other income (expense), net of
       allocations (a)                                               6,080                  (1,737)
                                                            ---------------------------------------
Total operating profit                                              14,685                  12,045
Interest expense, net                                                2,523                   1,566
                                                            ---------------------------------------
Income before income taxes                                         $12,162                 $10,479
                                                            =======================================

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

                                                                SERVICE CENTER
                                                                     BASED
                                                                  DISTRIBUTION            OTHER              TOTAL
                                                             ---------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31, 2000
Net sales                                                               $777,065          $49,249            $826,314
Operating profit (loss)                                                   22,308             (484)             21,824
Assets used in the business                                              554,778           53,783             608,561
Depreciation                                                               8,172              386               8,558
Capital expenditures                                                       3,460              962               4,422
                                                             ---------------------------------------------------------

SIX MONTHS ENDED DECEMBER 31, 1999
Net sales                                                               $738,930          $28,644            $767,574
Operating profit (loss)                                                   31,978             (572)             31,406
Assets used in the business                                              513,340           38,740             552,080
Depreciation                                                               8,762              255               9,017
Capital expenditures                                                       4,230              121               4,351
                                                             ---------------------------------------------------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31
                                                            ---------------------------------------
                                                                      2000                    1999
                                                            ---------------------------------------
Operating profit for
    reportable segment                                             $22,308                 $31,978
Other operating profit (loss)                                         (484)                   (572)
Adjustments for:
    Goodwill amortization                                           (2,501)                 (2,070)
    Corporate and other income (expense), net of
       allocations (a)                                               9,595                  (5,206)
                                                            ---------------------------------------
Total operating profit                                              28,918                  24,130
Interest expense, net                                                4,725                   3,801
                                                            ---------------------------------------
Income before income taxes                                         $24,193                 $20,329
                                                            =======================================

(a) The change in the amounts of corporate and other income (expense), net of allocations, is due to various changes in the levels and amounts of expenses being allocated to the segments. Such expenses include miscellaneous corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

3.       BUSINESS COMBINATIONS

During the quarter ended September 30, 2000, the Company acquired the stock of a distributor of fluid power products for a total purchase price of $7,300. The acquisition was accounted for as a purchase and the results of the business' operations are included in the accompanying condensed consolidated financial statements from its acquisition date. Results of operations for this acquisition are immaterial for all periods presented. Goodwill, based on preliminary allocations of fair values to assets and liabilities acquired, of $3,700 recognized in connection with this combination, is being amortized over 15 years.

4.       DEBT

During the quarter ended December 31, 2000, the Company refinanced $25,000 of its Canadian debt, previously financed under its revolving credit facility, through a private issuance of senior notes. Fixed interest of 7.98% is paid quarterly and principal is due at maturity in November 2010.

During the quarter ended December 31, 2000, the Company entered into two fixed 10 year cross currency swap agreements with a Canadian bank. The swaps were entered into in connection with the private placement borrowings effectively converting private placement debt from U.S. dollars to Canadian dollars, and from a fixed rate of 7.98% on the U.S. denominated debt to a fixed rate of 7.75% on the Canadian cross currency swaps. Terms and settlement dates mirror the terms of the private placement. In applying Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," one swap is designated as a cash flow hedge. The other swap is not considered a hedge. The fair value of the swap designated as a cash flow hedge was $232. This fair value of the cash flow hedge is completely offset by the translation loss of the underlying debt obligation. The fair value of the swap not designated as a cash flow hedge was $59 and recorded in the income statement.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at December 31, 2000 and June 30, 2000, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Liquidity and Working Capital
-----------------------------
Cash provided by operating activities was $15.4 million in the six months ended December 31, 2000. This compares to $37.5 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 2000, inventories increased approximately $29.4 million from seasonal buying in advance of supplier price increases, and accounts receivable decreased $13.6 million due to improved collection experience.

Capital Resources
-----------------
During the quarter ended December 31, 2000, the Company refinanced $25.0 million of its Canadian debt, previously financed under its revolving credit facility, through a private issuance of senior notes. Fixed interest of 7.98% is paid quarterly and principal is due at maturity in November 2010. In connection with the refinancing and to minimize currency translation exposure risks, the Company entered into fixed 10 year cross currency swap agreements with a Canadian bank. These agreements swapped the private placement borrowings from U.S. dollars to Canadian dollars, effectively converting from a fixed rate of 7.98% on the U.S. denominated debt to a fixed rate of 7.75% on the Canadian cross currency swaps.

The Company has a committed revolving credit agreement expiring November, 2003 with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $21.1 million of borrowings outstanding under this facility at December 31, 2000. Unused lines under this facility totaling $124.4 million are available to fund future acquisitions or other capital and operating requirements. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at December 31, 2000. Unused lines under this facility are available to fund future acquisitions or other capital and operating requirements.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 503,000 shares of its common stock for $8.7 million during the six months ended December 31, 2000.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net sales increased from the prior year primarily due to acquisitions during fiscal 2000. Gross profit as a percentage of sales increased to 25.6% from 24.4%. This increase primarily is due to a change in customer mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales increased to 22.0% from 21.2%. This change primarily relates to an increase in auto lease expense partially offset by lower auto depreciation expense due to a change in emphasis from owning to leasing vehicles. Also contributing to the increase were higher hospitalization, other benefit costs and bad debt expense.

Interest expense-net for the quarter increased by 61.1% as compared to the prior year primarily due to an increase in average borrowings and average interest rates.

Income tax expense as a percentage of income before taxes was 39.5% for the quarter ended December 31, 2000 and 40.5% for the quarter ended December 31, 1999. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income increased by 18.1% compared to the same quarter of last year. As a result of the impact of continued stock repurchases, net income per share - diluted increased $.07, or 23.3%.

SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

Net sales increased from the prior year primarily due to acquisitions during fiscal 2000. Gross profit as a percentage of sales increased to 25.2% from 24.3%. This increase primarily is due to a change in customer mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales increased to 21.7% from 21.1%. This change primarily relates to an increase in auto lease expense partially offset by lower auto depreciation expense due to a change in emphasis from owning to leasing vehicles. Also contributing to the increase were higher hospitalization, bad debt expenses and other benefit costs.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest expense-net for the six months ended December 31, 2000 increased by 24.3% as compared to the prior year primarily due to an increase in average borrowings and average interest rates.

Income tax expense as a percentage of income before taxes was 39.7% for the six months ended December 31, 2000 and 40.5% for the six months ended December 31, 1999. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income increased by 20.7% compared to the same period of last year. As a result of the impact of continued stock repurchases, net income per share - diluted increased $.15, or 25.9%.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
-------------------------------------------------------------------

Management's Discussion and Analysis and other sections of this Form 10-Q contain statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect," "believe," "intend," and similar expressions. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. In addition, the Company undertakes no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

We have evaluated the Company's exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement. Variable rate borrowings under its committed revolving credit agreement totaled $21.1 million at December 31, 2000. A 1% increase or decrease in interest rates under this agreement would not have a material impact on our operations, financial position, or cash flows.

The Company protects its foreign currency exposure from the Canadian dollar, through the use cross currency swap agreements as well as of foreign-currency denominated debt. Hedging of the US dollar denominated debt used to fund a substantial portion of Company's net investment in its Canadian operations is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. The impact on the Company's future earnings from exposure to changes in foreign currency exchange rates is expected to be immaterial.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At the Company's Annual Meeting of Shareholders held on October 17, 2000, the Shareholders (i) elected Thomas A. Commes, J. Michael Moore, and Dr. Jerry Sue Thornton as Directors of Class I for a term expiring in 2003, and (ii) ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2001. Substantially the same information was previously reported in
         Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 2000.

ITEM 5.  Other Information.
         ------------------

         On January 12, 2001, Stephen E. Yates, President & Chief Executive Officer of USAA Information Technology Company, was elected to the Company's Board of Directors as a member of Class II.

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

                     4(e) Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and The Prudential Insurance Company of America (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

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

                    10 Third Amendment to the Applied Industrial Technologies, Inc.
                                            Supplement Executive Retirement
                                            Benefits Plan (July 1, 1997
                                            Restatement), effective as of
                                            October 1, 2000.

         Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such instrument upon request.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2000.

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

                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                    (Company)


Date: February 13, 2001             By: /s/ John R. Whitten
                                        ----------------------------------------
                                        John R. Whitten
                                        Vice President-Chief Financial Officer &
                                        Treasurer

Date: February 13, 2001             By: /s/ Mark O. Eisele
                                        ----------------------------------------
                                        Mark O. Eisele
                                        Vice President & Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000

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

         EXHIBIT NO.                        DESCRIPTION                                          PAGE

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

            4(e)        Amendment dated October 24, 2000 to 1996 Private Shelf
                        Agreement between the Company and The Prudential
                        Insurance Company of America (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September
                        30, 2000, SEC File No. 1-2299, and incorporated here by reference).

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

            10          Third Amendment to the Applied Industrial Technologies,
                        Inc. Supplement Executive Retirement Benefits Plan (July
                        1, 1997 Restatement), effective as of October 1, 2000.                 Attached

         Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such instrument upon request.