Form 10-Q
period 2001-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2001-05-11
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH  31, 2001
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

Yes  X     No
   -----

Shares of common stock outstanding on     April 30, 2001            19,595,452
                                        ----------------------------------------
                                                                  (No par value)

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


--------------------------------------------------------------------------------


                                                     Three Months Ended                Nine Months Ended
                                                         March 31                            March 31
                                                   2001             2000              2001              2000
                                               ----------------------------        -----------------------------


Net Sales                                      $  408,839        $  420,897        $1,235,153        $1,188,471
Cost of sales                                     306,802           317,875           924,760           898,997
                                               ----------        ----------        ----------        ----------
                                                  102,037           103,022           310,393           289,474
Selling, distribution and
    administrative                                 88,797            87,424           268,235           249,746
                                               ----------        ----------        ----------        ----------
Operating Income                                   13,240            15,598            42,158            39,728
Interest expense, net                               1,984             1,646             6,709             5,447
                                               ----------        ----------        ----------        ----------
Income Before Income Taxes                         11,256            13,952            35,449            34,281
Income Taxes                                        4,300             5,648            13,900            13,882
                                               ----------        ----------        ----------        ----------

Net Income                                     $    6,956        $    8,304        $   21,549        $   20,399
                                               ==========        ==========        ==========        ==========

Net Income per share - Basic                   $     0.36        $     0.41        $     1.10        $     0.99
                                               ==========        ==========        ==========        ==========

Net Income per share - Diluted                 $     0.35        $     0.40        $     1.08        $     0.98
                                               ==========        ==========        ==========        ==========

Cash dividends per common
  share                                        $     0.12        $     0.12        $     0.36        $     0.36
                                               ==========        ==========        ==========        ==========

Weighted average common shares
  outstanding for basic computation                19,568            20,305            19,654            20,589

Dilutive effect of stock options
  and awards                                          312               222               325               227
                                               ----------        ----------        ----------        ----------

 Adjusted average common shares
    outstanding for diluted computation            19,880            20,527            19,979            20,816
                                               ==========        ==========        ==========        ==========


See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

--------------------------------------------------------------------------------

                                                                      March 31          June 30
                                                                        2001              2000
                                                                     ---------         ---------
                                                                    (Unaudited)
                                     Assets

Current assets

    Cash and temporary investments                                   $  12,162         $  12,349
    Accounts receivable, less allowances
     of $4,400 and $3,800                                              198,576           212,254
    Inventories  (at LIFO)                                             210,313           182,102
    Other current assets                                                 9,211             8,286
                                                                     ---------         ---------
Total current assets                                                   430,262           414,991
Property, less accumulated depreciation
     of $73,349 and $75,300                                             90,698            97,200
Goodwill                                                                67,062            67,089
Other assets                                                            15,691            15,387
                                                                     ---------         ---------

  TOTAL ASSETS                                                       $ 603,713         $ 594,667
                                                                     =========         =========

                         Liabilities and Shareholders' Equity

Current liabilities

    Accounts payable                                                 $ 104,581         $  93,587
    Other accrued liabilities                                           58,538            66,272
                                                                     ---------         ---------
Total current liabilities                                              163,119           159,859
Long-term debt                                                         110,789           112,168
Other liabilities                                                       23,872            23,309
                                                                     ---------         ---------
  TOTAL LIABILITIES                                                    297,780           295,336
                                                                     ---------         ---------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding

Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued                            10,000            10,000
Additional paid-in capital                                              83,796            83,312
Income retained for use in the business                                281,516           267,145
Treasury shares - at cost, 4,510 and 4,017 shares                      (67,136)          (57,419)
Unearned restricted common stock compensation                           (2,243)           (3,707)
                                                                     ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                                           305,933           299,331
                                                                     ---------         ---------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                           $ 603,713         $ 594,667
                                                                     =========         =========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                       Nine Months Ended
                                                                            March 31
                                                                     2001             2000
--------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                     $ 21,549         $ 20,399
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation and amortization                                 16,923           17,433
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                      (9,880)          18,238
       Other - net                                                    3,840            2,237
--------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                            32,432           58,307
--------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                               (7,733)          (6,919)
    Proceeds from property sales                                      3,453            4,190
    Net cash paid for acquisition of businesses                      (5,491)            (693)
    Deposits and other                                                  523             (797)
--------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                (9,248)          (4,219)
--------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Repayments under revolving credit agreements - net              (20,665)         (28,640)
    Long-term debt repayments                                        (5,714)          (5,714)
    Long-term debt borrowings                                        25,000
    Dividends paid                                                   (7,178)          (7,499)
    Purchases of treasury shares                                    (15,487)         (16,264)
    Other                                                               673              108
--------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                               (23,371)         (58,009)
--------------------------------------------------------------------------------------------
Decrease in cash and temporary
    investments                                                        (187)          (3,921)
Cash and temporary investments
    at beginning of period                                           12,349           19,186
--------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                               $ 12,162         $ 15,265
============================================================================================


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

         The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year.

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

--------------------------------------------------------------------------------

2.       SEGMENT INFORMATION

The accounting policies of the segments are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Intersegment sales are not significant. All current segment operating results are in the United States, Canada and Puerto Rico. The segment operations in Canada and Puerto Rico represent approximately 5.3% of the total net sales of Applied and therefore are not presented separately. In addition, approximately 39% of the Canadian operations' net sales are included in the "Other" segment relating to the fluid power business. The long-lived assets located outside of the United States are not material.

SEGMENT FINANCIAL INFORMATION:

                                          SERVICE CENTER
                                               BASED
                                           DISTRIBUTION              OTHER                TOTAL
                                          -------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001

Net sales                                     $382,907             $ 25,932              $408,839
Operating profit (loss)                         10,591               (1,211)                9,380
Depreciation                                     3,542                  242                 3,784
Capital expenditures                             3,089                  222                 3,311
                                          -------------------------------------------------------

THREE MONTHS ENDED MARCH 31, 2000

Net sales                                     $405,408             $ 15,489              $420,897
Operating profit (loss)                         19,463                 (459)               19,004
Depreciation                                     4,219                  125                 4,344
Capital expenditures                             2,380                  188                 2,568
                                          -------------------------------------------------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                            ----------------------------------
                                                               2001                   2000
                                                            ----------------------------------
Operating profit for
    reportable segment                                       $ 10,591              $ 19,463
Other operating loss                                           (1,211)                 (459)
Adjustments for:
    Goodwill amortization                                      (1,280)               (1,108)
    Corporate and other income (expense), net of
       allocations (a)                                          5,140                (2,298)
                                                            ----------------------------------
Total operating profit                                         13,240                15,598
Interest expense, net                                           1,984                 1,646
                                                            ----------------------------------
Income before income taxes                                   $ 11,256              $ 13,952
                                                            ==================================

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------



                                          SERVICE CENTER
                                               BASED
                                            DISTRIBUTION              OTHER                   TOTAL
                                          -------------------------------------------------------------
NINE MONTHS ENDED MARCH 31, 2001

Net sales                                    $1,159,972             $   75,181              $1,235,153
Operating profit (loss)                          32,899                 (1,695)                 31,204
Assets used in the business                     561,710                 42,003                 603,713
Depreciation                                     11,714                    628                  12,342
Capital expenditures                              6,549                  1,184                   7,733
                                          -------------------------------------------------------------

NINE MONTHS ENDED MARCH 31, 2000

Net sales                                    $1,144,338             $   44,133              $1,188,471
Operating profit (loss)                          51,441                 (1,031)                 50,410
Assets used in the business                     525,748                 36,421                 562,169
Depreciation                                     12,981                    380                  13,361
Capital expenditures                              6,610                    309                   6,919
                                          -------------------------------------------------------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                                      NINE MONTHS ENDED
                                                                           MARCH 31

                                                            ----------------------------------
                                                                2001                  2000
                                                            ----------------------------------
Operating profit for
    reportable segment                                       $ 32,899              $ 51,441
Other operating loss                                           (1,695)               (1,031)
Adjustments for:
    Goodwill amortization                                      (3,781)               (3,178)
    Corporate and other income (expense), net of
       allocations (a)                                         14,735                (7,504)
                                                            ----------------------------------
Total operating profit                                         42,158                39,728
Interest expense, net                                           6,709                 5,447
                                                            ----------------------------------
Income before income taxes                                   $ 35,449              $ 34,281
                                                            ==================================


(a) The change in the amounts of corporate and other income (expense), net of allocations, is due to various changes in the levels and amounts of expenses being allocated to the segments and an increase in the Company's other income categories related to an increase in discounts and allowances from suppliers. The expenses being allocated include miscellaneous corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


3.       BUSINESS COMBINATIONS

During the quarter ended September 30, 2000, the Company acquired the stock of a distributor of fluid power products for a total purchase price of $7,300. The acquisition was accounted for as a purchase and the results of the business' operations are included in the accompanying condensed consolidated financial statements from its acquisition date. Results of operations for this acquisition are immaterial for all periods presented. Goodwill, based on allocations of fair values to assets and liabilities acquired, of $3,700 recognized in connection with this combination, is being amortized over 15 years.

4.       DEBT

During the quarter ended December 31, 2000, the Company refinanced $25,000 of its Canadian debt, previously financed under its revolving credit facility, through a private issuance of senior notes. Fixed interest of 7.98% is paid quarterly and principal is due at maturity in November 2010.

During the quarter ended December 31, 2000, the Company entered into two fixed 10 year cross currency swap agreements with a Canadian bank. The swaps were entered into in connection with the private placement borrowings effectively converting private placement debt from U.S. dollars to Canadian dollars, and from a fixed rate of 7.98% on the U.S. denominated debt to a fixed rate of 7.75% on the Canadian cross currency swaps. Terms and settlement dates mirror the terms of the private placement. In applying Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," one swap is designated as a cash flow hedge. The other swap is not considered a hedge. The fair value of the swap designated as a cash flow hedge was $1,154 at March 31, 2001. This fair value of the cash flow hedge is offset by the translation loss of the underlying debt obligation. At March 31, 2001, the fair value of the swap not designated as a cash flow hedge was $288 and recorded as an asset. The corresponding adjustment to earnings in the income statement was immaterial.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at March 31, 2001 and June 30, 2000, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Liquidity and Working Capital
-----------------------------

Cash provided by operating activities was $32.4 million in the nine months ended March 31, 2001. This compares to $58.3 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the nine month period ended March 31, 2001, inventories increased approximately $27.0 million from buying in advance of supplier price increases, and accounts receivable decreased $11.1 million due to lower sales volume and improved collection experience.

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

The Company has a committed revolving credit agreement expiring November, 2003 with a group of lending institutions. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $12.9 million of borrowings outstanding under this facility at March 31, 2001. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at March 31, 2001. Unused lines under these facilities totaling $147.7 million are available to fund future acquisitions or other capital and operating requirements.

In October 2000, the Company entered into an agreement with the Prudential Insurance Company of America for an uncommitted shelf facility to borrow up to $100 million in additional long-term financing, at the Company's sole discretion, with terms of up to twelve years.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 891,000 shares of its common stock for $15.5 million during the nine months ended March 31, 2001.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net sales decreased from the prior year primarily due to the slowdown in U.S. industrial activity. Gross profit as a percentage of sales increased to 25.0% from 24.5%. This increase primarily is due to a change in customer mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales increased to 21.7% from 20.8%. This change primarily relates to higher bad debt expense and an increase in auto lease expense partially offset by lower auto depreciation expense due to a change in emphasis from owning to leasing vehicles.

Interest expense-net for the quarter increased by 20.5% as compared to the prior year primarily due to an increase in average borrowings.

Income tax expense as a percentage of income before taxes was 38.2% for the quarter ended March 31, 2001 and 40.5% for the quarter ended March 31, 2000. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income decreased by 16.2% compared to the same quarter of last year. As a result of the impact of continued stock repurchases, net income per share - diluted decreased $.05, or 12.5%.

NINE MONTHS ENDED MARCH 31, 2001 AND 2000

Net sales increased from the prior year primarily due to acquisitions during fiscal 2000. Gross profit as a percentage of sales increased to 25.1% from 24.4%. This increase primarily is due to a change in customer mix and higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales increased to 21.7% from 21.0%. This change primarily relates to an increase in auto lease expense partially offset by lower auto depreciation expense due to a change in emphasis from owning to leasing vehicles. Also contributing to the increase were higher hospitalization, bad debt expenses and other benefit costs partially offset by lower incentive expenses.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Interest expense-net for the nine months ended March 31, 2001 increased by 23.2% as compared to the prior year primarily due to an increase in average borrowings.

Income tax expense as a percentage of income before taxes was 39.2% for the nine months ended March 31, 2001 and 40.5% for the nine months ended March 31, 2000. This decrease is due to lower effective state and local tax rates.

As a result of the above factors, net income increased by 5.6% compared to the same period of last year. As a result of the impact of continued stock repurchases, net income per share - diluted increased $.10, or 10.2%.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

We have evaluated the Company's exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement. Variable rate borrowings under its committed revolving credit agreement totaled $12.9 million at March 31, 2001. A 1% increase or decrease in interest rates under this agreement would not have a material impact on our operations, financial position, or cash flows.

The Company protects its foreign currency exposure from the Canadian dollar, through the use of cross currency swap agreements as well as of foreign-currency denominated debt. Hedging of the US dollar denominated debt used to fund a substantial portion of Company's net investment in its Canadian operations is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. The impact on the Company's future earnings from exposure to changes in foreign currency exchange rates is expected to be immaterial.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

         Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a defendant in various contract, product and employment-related lawsuits. Based on circumstances currently known, the Company believes that these cases are not material to its business or financial condition.

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

               10(a) Second Amendment to the Applied Industrial Technologies, Inc. Supplemental Defined Contribution Plan (January 1, 1997 Restatement).

               10(b) Third Amendment to the Applied Industrial Technologies, Inc. Deferred Compensation Plan (January 1, 1997 Restatement).

         Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such instrument upon request.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2001.


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                       (Company)

Date: May 11, 2001                     By:    /s/ John R. Whitten
                                           -------------------------------------
                                              John R. Whitten
                                              Vice President-Chief Financial
                                                 Officer & Treasurer

Date: May 11, 2001                     By:    /s/ Mark O. Eisele
                                           -------------------------------------
                                              Mark O. Eisele
                                              Vice President & Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

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

               10(a)            Second Amendment to the Applied Industrial
                                Technologies, Inc. Supplemental Defined
                                Contribution Plan (January 1, 1997 Restatement).        Attached

               10(b)            Third Amendment to the Applied Industrial
                                Technologies, Inc. Deferred Compensation Plan
                                (January 1, 1997 Restatement).                          Attached

         Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such instrument upon request.