Form 10-K
period 2001-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2001-09-19
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001

                           Commission File No. 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              OHIO                                           34-0117420
-----------------------------------                       -------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                    One Applied Plaza, Cleveland, Ohio 44115
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of the close of business on August 28, 2001:
$320,445,961.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       Class                  Outstanding at August 28, 2001
                       -----                  ------------------------------

         Common Stock, without par value                   19,641,952


                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

                  (1) Applied Industrial Technologies, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2001, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

                  (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 12, 2001, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

                              CAUTIONARY STATEMENT
                              --------------------
                 UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
                 ----------------------------------------------



         THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE, CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, BASED ON MANAGEMENT'S CURRENT EXPECTATIONS ABOUT THE FUTURE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY QUALIFIERS SUCH AS "EXPECT," "BELIEVE," "INTEND," "WILL," AND SIMILAR EXPRESSIONS. APPLIED INTENDS THAT THE FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS ESTABLISHED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS AND RELEASES.

         READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS REGARDING IMPORTANT RISK FACTORS, MANY OF WHICH ARE OUTSIDE APPLIED'S CONTROL. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, AND THE MAKING OF THOSE STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY APPLIED OR ANY OTHER PERSON THAT THE RESULTS EXPRESSED IN THE STATEMENTS WILL BE ACHIEVED. IN ADDITION, APPLIED ASSUMES NO OBLIGATION PUBLICLY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER BECAUSE OF NEW INFORMATION OR EVENTS, OR OTHERWISE.

         APPLIED BELIEVES ITS PRIMARY RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "NARRATIVE DESCRIPTION OF BUSINESS," IN PART I, ITEM 1, SECTION (C), BELOW, AND THE FOLLOWING: CHANGES IN THE ECONOMY OR IN SPECIFIC CUSTOMER INDUSTRY SECTORS; CHANGES IN INTEREST RATES; CHANGES IN CUSTOMER PROCUREMENT POLICIES AND PRACTICES; CHANGES IN PRODUCT MANUFACTURER SALES POLICIES AND PRACTICES; THE AVAILABILITY OF PRODUCTS AND LABOR; CHANGES IN OPERATING EXPENSES; THE EFFECT OF PRICE INCREASES OR DECREASES; THE VARIABILITY AND TIMING OF BUSINESS OPPORTUNITIES INCLUDING ACQUISITIONS, ALLIANCES, CUSTOMER AGREEMENTS, AND SUPPLIER AUTHORIZATIONS; OUR ABILITY TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS AND MARKETING AND OTHER BUSINESS STRATEGIES, INCLUDING ELECTRONIC COMMERCE INITIATIVES; THE INCURRENCE OF ADDITIONAL DEBT AND CONTINGENT LIABILITIES IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES AND PRACTICES; THE EFFECT OF ORGANIZATIONAL CHANGES WITHIN THE COMPANY; THE EMERGENCE OF NEW COMPETITORS, INCLUDING FIRMS WITH GREATER FINANCIAL RESOURCES THAN WE HAVE; RISKS AND UNCERTAINTIES ASSOCIATED WITH APPLIED'S EXPANSION INTO FOREIGN MARKETS, INCLUDING INFLATION RATES, RECESSIONS, AND FOREIGN CURRENCY EXCHANGE RATES; ADVERSE RESULTS IN SIGNIFICANT LITIGATION MATTERS; ADVERSE REGULATION AND LEGISLATION; AND THE OCCURRENCE OF EXTRAORDINARY EVENTS (INCLUDING PROLONGED LABOR DISPUTES, NATURAL EVENTS AND ACTS OF GOD, FIRES, FLOODS, AND ACCIDENTS).

                                     PART I.
                                     -------

                                ITEM 1. BUSINESS.
                                       ---------

         In this Annual Report on Form 10-K, "Applied" refers to Applied Industrial Technologies, Inc. References to "we," "us," "our," and "the company" refer to Applied and its subsidiaries.

         The company is one of North America's leading distributors of industrial products and fluid power products and systems. In addition, we provide fluid, mechanical, electrical, and rubber shop services, as well as material handling components and systems. We offer technical application support for our products and provide creative solutions to help customers minimize downtime and reduce overall procurement costs. Although we do not generally manufacture the products we sell, we do assemble and repair certain products and systems. Our sales are primarily in the maintenance and repair operations (MRO) markets, to customers in a wide range of industries, principally in North America. We also sell in original equipment manufacturing (OEM) markets.

         Applied and its predecessor companies have been engaged in this business since 1923. Applied was incorporated in Delaware in 1928 and reincorporated in Ohio in 1988. Formerly known as Bearings, Inc., Applied adopted its current name as of January 1, 1997.

         (a)      General Development of Business.
                  --------------------------------

         The company made its initial entry into Canada in June 2000 by acquiring Dynavest Corporation's industrial products and fluid power distribution businesses, serving customers throughout western Canada. These businesses, now operating as Applied Industrial Technologies Ltd., were successfully integrated into Applied's family of companies in fiscal 2001.

         In January 2001 we launched a joint venture to distribute bearing and power transmission products in Mexico by forming Applied Mexico, S.A. de C.V. We also continued our expansion in the U.S. by acquiring Air Draulics Engineering Co., a fluid power distributor with operations in Tennessee and Arkansas, in September 2000.

         In fiscal 2001 we also formed a joint venture to distribute specialty chemical products requiring special shipping, handling, and documentation, including adhesives, lubricants, greases, and cleaning solvents. The new venture, iSource Performance Materials LLC, is a certified minority-owned business.

         John C. Dannemiller, Applied's Chairman since 1992 and Chief Executive Officer from 1992 to January 2000, retired as an executive officer and director in October 2000. He had served on the Board since 1985. David L. Pugh was promoted to Chairman & Chief Executive Officer and Bill L. Purser was elected President & Chief Operating Officer.

         Further information regarding developments in our business can be found in our 2001 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 12 through 14, which is incorporated here by reference.

         (b)      Financial Information about Segments.
                  -------------------------------------

         We have identified only one reportable business segment, service center-based distribution. This business provides customers with solutions to their maintenance, repair, and original equipment manufacturing needs by distributing, through our service center network, bearings and seals, linear motion products, power transmission products, fluid power products, industrial rubber products, general maintenance products, and related specialty items. We also offer technical product application support and provide creative solutions to help customers minimize downtime and reduce overall procurement costs.

         In addition to the service center-based distribution business, we operate several smaller businesses that primarily sell their products and services directly to customers rather than through the service centers. These businesses include our specialized fluid power businesses and the Engineered Systems and Automation Division.

         Financial information on the service center-based distribution segment and our other businesses can be found in the 2001 Annual Report to shareholders in note 11 to the financial statements on pages 25 and 26, and that information is incorporated here by reference.

         (c)      Narrative Description of Business.
                  ----------------------------------

         Overview. Our service centers, located in 47 states, five western Canadian provinces, Puerto Rico, and Mexico, serve as the company's primary business channel. As noted in "Financial Information about Segments," above, we also operate other businesses that sell products and services directly to customers rather than through the service centers.

         Our U.S. operating structure is built around two major platforms - industrial products, and fluid power products and systems. The structure divides our domestic field operations into two primary business units:

         - Industrial Products Unit. This unit includes all of the domestic service centers, through which we distribute bearings and seals, linear motion products, power transmission products, fluid power components, industrial rubber products, general maintenance products, and related specialty items, primarily for maintenance and repair applications. In addition, the Industrial Products Unit includes the company's regional fabricated rubber shops, which modify and repair conveyor belts and provide hose assemblies in accordance with customer requirements, and field crews that perform belt and rubber lining installation and repair services at customer locations. This business unit accounts for the bulk of our field operations and sales dollars.

         - Fluid Power Unit. This unit includes our specialized fluid power businesses, which market their products and services directly to customers rather than through the service center network. In addition to distributing fluid power components, the businesses operate shops that assemble fluid power systems and components and offer technical advice to customers. Customers include businesses purchasing for maintenance and repair applications, as well as for original equipment manufacturing applications. The Fluid Power Unit operates in various geographic areas throughout the United States under the following names: Air and Hydraulics Engineering (Southeast), Air Draulics Engineering (Mississippi Valley), Dees Fluid Power (Mid-Atlantic and Northeast), Elect-Air (West Coast), Engineered Sales (Midwest), ESI Power Hydraulics (Midwest), and Kent Fluid Power (West Coast).

         In addition to the foregoing, we operate other businesses within separate organizational structures. Among these businesses are the following:

         - Our Canadian subsidiary, Applied Industrial Technologies Ltd., which operates service centers and shops in five western Canadian provinces under the names Bearing & Transmission, HyPower, All Agro Parts, and B&T Rubber.

         - Our Puerto Rican subsidiary, Rafael Benitez Carrillo, Inc., which operates three service centers.

         - The Engineered Systems and Automation Division, which offers electrical and mechanical design, fabrication, installation, and support services, primarily in the U.S.

         - Our majority-owned Mexican subsidiary, Applied Mexico, S.A. de C.V., with a service center in Mexico City.

         Products. We are one of North America's leading distributors of industrial and fluid power products and systems. Industrial products include bearings and seals, linear motion products, power transmission products, industrial rubber products, general maintenance products, and related specialty items. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.

         These products are generally manufactured by other companies for whom we serve as a non-exclusive distributor. In addition to products, our supplier relationships offer access to technical product training, as well as sales and marketing support. We believe that these relationships are generally good. The loss of certain suppliers could have an adverse effect on our business. Authorizations to represent suppliers, particularly fluid power product manufacturers, may vary by geographic region.

         Net sales by product category for the past three fiscal years can be found in the 2001 Annual Report to shareholders in note 11 to the financial statements on page 26, and that information is incorporated here by reference.

         Services. Our service center associates advise and assist customers with respect to product selection and application. We consider this advice and assistance to be an integral part of our sales efforts. Beyond acting as a mere distributor, we offer product and process solutions involving multiple technologies. These solutions reduce production downtime, as well as overall procurement and maintenance costs for customers. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering competitive pricing, we believe we can develop closer, longer-lasting, and more profitable customer relationships.

         Our sales associates include customer service representatives and field account managers, as well as product and industry specialists. Customer service representatives receive, process, and expedite customer orders, provide product and pricing information, and assist field account managers in serving customers. Field account managers make on-site calls to current and potential customers to provide product and price information, identify customer requirements, provide recommendations, and assist in implementing equipment maintenance and storeroom management programs, including our AppliedStore(R) storeroom replenishment system. Using our Documented Value Added(R) software program, account managers measure and document the value to the customer, through cost savings and/or increased productivity, of our services and recommendations. Product and industry specialists assist with applications in their areas of technical expertise. We also have call centers for specific product technologies, staffed by technicians who provide consulting and training services.

         We maintain inventory levels at each service center tailored to the local market it serves. These inventories consist of standard items stocked at most service centers as well as other items that are specific to customers' immediate needs. We also maintain back-up inventory in nine distribution centers that directly support our service center network and customer needs. The inventory maintained at our facilities allows customers to minimize their own inventories of industrial products.

         In addition to product distribution-related services, we offer shop services to customers. Our fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers) in accordance with customer requirements. Rubber service field crews perform belt and rubber lining installation and repair services at customer locations in certain geographic areas. We also offer, through an alliance with an outside provider, mechanical shop services, including the rebuilding and assembly of speed reducers, pumps, valves, cylinders, and hydraulic motors, and custom machining.

         Timely delivery of products to customers is an integral part of our service. Service centers and distribution centers use the most effective method of transportation available to meet customer needs, including our own delivery vehicles, dedicated third-party logistics providers, as well as both surface and air common carrier and courier services. These transportation services and delivery vehicles also move products between suppliers, distribution centers, and service centers to assure availability of merchandise for customer needs.

         Our inventory and sales information systems enhance our ability to serve customers. The point-of-sale OMNEX(R) computer system, on which domestic service centers operate, gives each service center on-line access to inventory and sales history information. The system permits direct access for order entry, pricing, order expediting, and back order review. We also engage in electronic data interchange (EDI) and electronic funds transfer
(EFT) with participating customers and suppliers.

         We support our service center network with website and paper catalog marketing channels. AppliedAccess(R) (www.applied-access.com) is our broad line website, providing customers a convenient method to search for products in a vast electronic database, view prices, check inventory levels, place orders, and track order status. Our Maintenance America(R) specialty product catalog and newly launched website (www.maintenanceamerica.com) facilitate the ordering of more than 18,000 products used by maintenance professionals.

         The Fluid Power Unit businesses operate independently of the service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all key to the fluid power businesses' success. The businesses distinguish themselves, though, from most component distributors by also offering engineering, design, fabrication, and installation services. Each business has account managers with extensive technical knowledge, who handle sophisticated projects for customers primarily within the business' geographic region.

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

         Markets and Methods of Distribution. We purchase from several thousand product manufacturers and resell the products to customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities. Customers range from the largest industrial concerns in North America to the smallest. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 3% of our net sales.

         In recent years, there has been a trend among large industrial customers towards reducing the number of their suppliers of maintenance and replacement products. We have responded to this trend by expanding our geographic reach, broadening our product offering, and developing new methods for marketing our products. There can be no guarantee, however, that this trend will not have an adverse effect on our business.

         Customers have also increasingly demonstrated a desire to order products through electronic product catalogs and Internet-based procurement systems. We have responded to this trend by developing avenues, such as the AppliedAccess(R) and Maintenance America(R) websites, described above, to provide current and new customers the flexibility to order through their preferred procurement method.

         Certain customers have turned to e-commerce software providers and Internet marketplaces to facilitate purchases from multiple suppliers through one electronic interface. We believe that our product and services offerings, geographic breadth, and related immediate and accurate product fulfillment capabilities position us to grow our market share through relationships with selected e-commerce companies. On the other hand, it is possible that emerging electronic procurement models may tend to devalue distributor services such as product selection and application-specific advice, and to narrow product sales margins. Accordingly, there is no assurance that increased procurement through multi-supplier electronic systems will not adversely affect our business.

         Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, although longstanding supplier and customer relationships and the expertise of our associates may operate as barriers. Competition is based generally on product and service offerings, product availability, price, and having a local presence.

         Our principal competitors are other specialized bearing, power transmission, industrial rubber, fluid power, linear motion, and specialty item distributors, and, to a lesser extent, mill supply houses. These competitors include local, regional, national and international operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Certain competitors have greater financial resources than we do. The identity and number of competitors vary throughout the geographic and product markets in which we conduct business.

         Although we are one of the leading distributors in North America for the major product categories we carry, our market share for those products in any given geographic area may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.

         Backlog and Seasonality. Because of our extensive product resources and distribution network, we do not have a substantial backlog of orders, nor are backlog orders significant at any given time. We do not consider our overall business to be seasonal.

         Patents, Trademarks, and Licenses. Customer recognition of our service marks and trade names, including Applied Industrial Technologies(R), Applied(R), and AIT(R), is an important contributing factor to our sales. Patents and licenses are not of material importance to our business.

         Raw Materials and General Business Conditions. Our operations are dependent on general industrial activities and economic conditions and would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by any recession or depression that has an adverse effect on industrial activity generally or on key customer industries served by us.

         Number of Employees.  On June 30, 2001, we had 4,789 employees.

         Working Capital. Our working capital position is disclosed in the financial statements referred to at Item 14 on page 16 of this Report and is discussed in "Management's Discussion and Analysis" in the 2001 Annual Report to shareholders on page 13.

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

         (d)      Financial Information about Geographic Areas.
                  ---------------------------------------------

         Sales by our Canadian and Mexican operations represented 4.7% of our total net sales in fiscal 2001. The operating results from our Canadian businesses (acquired in June 2000) have been included in our consolidated financial statements only since July 1, 2000. Long-lived assets located outside the United States are not material.

         Our U.S. operations' export sales during the fiscal year ended June 30, 2001, and prior fiscal years, were less than 2% of net sales, and were not concentrated in a specific geographic area.

         Additional information regarding our foreign operations is included in the 2001 Annual Report to shareholders in note 11 to the financial statements on pages 25 and 26, and that information is incorporated here by reference.

                               ITEM 2. PROPERTIES.
                                       -----------

         We own or lease the properties in which our offices, service centers, distribution centers, and shops are located. At June 30, 2001, we owned real properties at 175 locations and leased 265 locations. Certain locations contain multiple operations, such as a shop and a distribution center.

         Our principal owned real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2001 were:

          -    the distribution center in Atlanta, Georgia
          -    the distribution center in Florence, Kentucky
          -    the service center in West Monroe, Louisiana
          -    the service center and rubber shop in Omaha, Nebraska
          -    the distribution center in Portland, Oregon
          -    the distribution center in Carlisle, Pennsylvania

         Our principal leased real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2001 were:

          -    the corporate headquarters facility in Cleveland, Ohio
          - the distribution center, offices, and rubber shop in Fontana, California
          -    the service center in Long Beach, California
          -    the service center in San Jose, California
          -    the rubber shop in Tracy, California
          -    the distribution center and service center in Denver, Colorado
          -    the rubber shop in Denver, Colorado
          -    the fluid power sales office and warehouse in Joppa, Maryland
          -    the service center in Grand Rapids, Michigan
          - the service center and mechanical and fluid power shop in Iron Mountain, Michigan
          -    the service center in Kansas City, Missouri
          -    the distribution center and rubber shop in Fort Worth, Texas
          -    the service center in Longview, Washington
          - the distribution center, fluid power shop, and rubber shop in Longview, Washington
          - the offices, service center, and rubber shop in Appleton, Wisconsin

          -    the service center in Milwaukee, Wisconsin

          -    the service centers and distribution center in Winnipeg, Manitoba

          -    the offices and fluid power shop in Saskatoon, Saskatchewan

         Except for the Saskatoon fluid power shop and the Joppa, Maryland facility, all of the properties listed above are used in our service center-based distribution segment.

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


                       ITEM 3. PENDING LEGAL PROCEEDINGS.
                               --------------------------

         Applied and/or one of its subsidiaries is a party to various pending judicial and administrative proceedings arising in the ordinary course of business. Based on circumstances currently known, we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our financial position or results of operations.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------

         No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 2001.


                      EXECUTIVE OFFICERS OF THE REGISTRANT.
                      -------------------------------------

         Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held immediately following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 17, 2000:

                  David L. Pugh. Mr. Pugh is Chairman & Chief Executive Officer (since October 2000) and has served as a member of the Board of Directors since January 2000. He was President & Chief Executive Officer (from January 2000 to October 2000), and prior to that was President & Chief Operating Officer (from January 1999 to January
         2000). Prior to joining Applied, he was Senior Vice President of the Industrial Control Group (from 1996 to 1998) of Rockwell Automation, a division of Rockwell International Corporation. In that position, he was responsible for a global manufacturing operation encompassing three business groups, 5,000 employees, and 13 operating locations. He is 52 years of age.

                  Bill L. Purser. Mr. Purser is President & Chief Operating Officer (since October 2000). Prior to that he was Vice President-Chief Marketing Officer (from February 1999 to October 2000), and Vice President-Marketing & National Accounts (from 1996 to February 1999). He is 58 years of age.

                  Todd A. Barlett. Mr. Barlett is Vice President-Global Business Development (since October 2000). He had served as Vice President-Alliance Systems (from August 1999 to October 2000), Vice President-National Accounts & Alliance Systems (from August 1998 to August 1999), and Vice President-Southeast Area (from 1995 to August
         1998). He is 46 years of age.

                  Donald L. Chargin. Mr. Chargin is Vice President-Unit President, Industrial Products (since January 2000). He had served as Vice President-Sales and Field Operations (from August 1998 to January
         2000) and Vice President-Western Area (from 1995 to August 1998). He is 46 years of age.

                  Robert A. Christensen. Mr. Christensen is Vice President-Unit President, Fluid Power (since November 2000). Prior to that he was Vice President-Fluid Power Business Development (from April to November
         2000) and Director of Fluid Power Products (from 1994 to April 2000). He is 60 years of age.

                  Mark O. Eisele. Mr. Eisele is Vice President & Controller (since October 1997). He was Controller (from 1992 to October 1997). He is 44 years of age.

                  James T. Hopper. Mr. Hopper is Vice President-Chief Information Officer (since January 2000). He had served as Vice President-Information Systems (from 1995 to January 2000). He is 58 years of age.

                  Jeffrey A. Ramras. Mr. Ramras is Vice President-Supply Chain Management (since January 2000). He had served as Vice
         President-Logistics (from 1995 to January 2000). He is 46 years of age.

                  Richard C. Shaw. Mr. Shaw is Vice President-Communications and Learning (since January 2000). He had served as Vice
         President-Communications, Organizational Learning & Quality Standards (from 1996 to January 2000). He is 52 years of age.

                  Robert C. Stinson. Mr. Stinson is Vice President-Chief Administrative Officer, General Counsel & Secretary (since October
         1997). He was Vice President-Administration, Human Resources, General Counsel & Secretary (from 1994 to October 1997). He is 55 years of age.

                  John R. Whitten. Mr. Whitten is Vice President-Chief Financial Officer & Treasurer (since October 1997). He was Vice President-Finance & Treasurer (from 1992 to October 1997). He is 55 years of age.

                                    PART II.

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATE
                    -------------------------------------------------
                              STOCKHOLDER MATTERS.
                              --------------------

         Applied's Common Stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol AIT. The information concerning the principal market for Applied's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2001, 2000, and 1999 and the number of shareholders of record as of August 17, 2001 is set forth in the 2001 Annual Report to shareholders on page 29, under the caption "Quarterly Operating Results and Market Data," and that information is incorporated here by reference.


                        ITEM 6. SELECTED FINANCIAL DATA.
                                ------------------------

         The summary of selected financial data for the last five years is set forth in the 2001 Annual Report to shareholders in the table on pages 30 and 31 under the caption "10 Year Summary" and is incorporated here by reference.


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      ------------------------------------

         "Management's Discussion and Analysis" is set forth in the 2001 Annual Report to shareholders on pages 12 through 14 and is incorporated here by reference.


                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ----------------------------------------
                               ABOUT MARKET RISK.
                               ------------------

         The disclosures about market risk required by this item are set forth in Applied's 2001 Annual Report to shareholders on page 14, which information is incorporated here by reference. For further information relating to borrowing and interest rates, see the Capital Resources section of "Management's Discussion and Analysis" and Notes 5 and 6 to the Consolidated Financial Statements in Applied's 2001 Annual Report to shareholders on pages 21 and 22, which information is incorporated here by reference. In addition, please see "Cautionary Statement under Private Securities Litigation Reform Act" at page 2, above, for additional risk factors relating to our business.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  --------------------------------------------

         The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the independent auditors' report listed below, which are included in the 2001 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed with this Report:

                  Caption                                             Page No.
                  -------                                             --------

         Financial Statements:

                  Statements of Consolidated                              15
                  Income for the Years Ended
                  June 30, 2001, 2000, and 1999

                  Consolidated Balance Sheets                             16
                  June 30, 2001 and 2000

                  Statements of Consolidated                              17
                  Cash Flows for the Years Ended
                  June 30, 2001, 2000, and 1999

                  Statements of Consolidated                              18
                  Shareholders' Equity for the
                  Years Ended June 30, 2001,
                  2000, and 1999

                  Notes to Consolidated                                 19 - 26
                  Financial Statements for the
                  Years Ended June 30, 2001, 2000, and 1999

         Independent Auditors' Report                                     27

         Supplementary Data:

                  Quarterly Operating Results and                         29
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

                                    PART III.
                                    ---------

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                   ---------------------------------------------------

         The information required by this Item as to Applied's directors is set forth in Applied's Proxy Statement dated September 12, 2001 on pages 4 through 6 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to Applied's executive officers has been furnished in this Report on pages 11 through 13 in Part I, after Item 4, under the caption "Executive Officers of the Registrant." The information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Applied's Proxy Statement on page 18 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.


                        ITEM 11. EXECUTIVE COMPENSATION.
                                 -----------------------

         The information required by this Item is set forth in Applied's Proxy Statement dated September 12, 2001, under the captions "Summary Compensation" on page 8, "Option Grants in Last Fiscal Year" and "Aggregated Option Exercises and Fiscal Year-End Option Value Table" on page 9, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 10, "Compensation of Directors," "Deferred Compensation Plan for Non-employee Directors," "Deferred Compensation Plan," and "Change in Control Agreements and Other Related Arrangements" on pages 14 through 16, and is incorporated here by reference.


                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         ----------------------------------------
                             OWNERS AND MANAGEMENT.
                             ----------------------

         Information concerning the security ownership of certain beneficial owners and management is set forth under the caption "Beneficial Ownership of Certain Applied Shareholders and Management" on page 7 of Applied's Proxy Statement dated September 12, 2001, and is incorporated here by reference.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                   -----------------------------------------------

         Information concerning certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" on page 14 of Applied's Proxy Statement dated September 12, 2001 and is incorporated here by reference.


                                    PART IV.

          ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                   ----------------------------------------------------
                       SCHEDULES AND REPORTS ON FORM 8-K.
                       ----------------------------------

(a)1.    Financial Statements.
         ---------------------

         The following consolidated financial statements, notes thereto, the independent auditors' report, and supplemental data are included in the 2001 Annual Report to shareholders on pages 15 through 27 and page 29, and are incorporated by reference in Item 8 of this Report.

                                    Caption
                                    -------

                  Statements of Consolidated Income for the Years Ended June 30, 2001, 2000, and 1999

                  Consolidated Balance Sheets at
                  June 30, 2001 and 2000

                  Statements of Consolidated Cash Flows for the Years Ended June 30, 2001, 2000, and 1999

                  Statements of Consolidated Shareholders'
                  Equity for the Years Ended June 30, 2001,
                  2000, and 1999

                  Notes to Consolidated Financial Statements for the Years Ended June 30, 2001, 2000, and 1999

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

                  4(e) Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  4(f) $150,000,000 Credit Agreement dated as of November 5, 1998 among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  4(g) Rights Agreement, dated as of February 2, 1998, between Applied and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  *10(a) Form of Amended and Restated Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  *10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 12, 2001, SEC

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

                  *10(g) Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(h) Applied Supplemental Executive Retirement Benefits Plan (July 1, 1997 Restatement) in which 9 executive officers (as well as certain former executive officers) currently participate (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

                  *10(i) First Amendment to Supplemental Executive Retirement Benefits Plan effective as of August 5, 1998 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  *10(j) Second Amendment to Supplemental Executive Retirement Benefits Plan effective as of October 1, 2000 (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  *10(k) Third Amendment to Supplemental Executive Retirement Benefits Plan effective as of October 1, 2000 (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  *10(l) Applied Deferred Compensation Plan (January 1, 1997 Restatement) (filed as Exhibit 10(j) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(m) First Amendment to Deferred Compensation Plan dated May 1, 1998 (filed as Exhibit 10(j) to Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  *10(n) Second Amendment to Deferred Compensation Plan effective as of October 1, 2000 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  *10(o) Third Amendment to Deferred Compensation Plan effective as of January 16, 2001 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

                  *10(p) 1997 Long-Term Performance Plan adopted by Shareholders on October 21, 1997 (filed as
                                    Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

                  *10(q) A written description of Applied's Management Incentive Plan applicable to executive officers, including the five most highly compensated executive officers, is found in Applied's Proxy Statement dated September 12, 2001, SEC File No. 1-2299, on page 11, in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption "Management Incentive Plan," and is incorporated here by reference.

                  *10(r) Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as
                                    Exhibit 10(m) to Applied's Registration
                                    Statement on Form S-4 filed May 23, 1997,
                                    Registration No. 333-27801, and incorporated here by reference).

                  *10(s) First Amendment to Applied Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  *10(t) Second Amendment to Applied Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

                  *10(u) Retention Award Program for James T. Hopper, Vice President-Chief Information Officer, dated March 30, 2000 (filed as Exhibit 10(o) to Applied's Form 10-K for the year ended June 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  10(v) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(w) Consulting, Non-competition and Confidentiality Agreement among Applied, Oak Grove Consulting Group, Inc., and J. Michael Moore dated July 31, 1997 (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

                  *10(x) Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                   13 Applied 2001 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

                   21               Applied's subsidiaries at June 30, 2001.

                   23               Independent Auditors' Consent.

                   24               Powers of attorney.

         Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which shall be limited to Applied's reasonable expenses in furnishing the exhibit.

         Certain instruments with respect to long-term debt have not been filed as exhibits because the total amount of securities authorized under any one of the instruments does not exceed 10 percent of the total assets of Applied and its subsidiaries on a consolidated basis. Applied agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each such instrument.

(b)      Reports on Form 8-K.
         --------------------

         None during the quarter ended June 30, 2001.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Shareholders and Board of Directors
Applied Industrial Technologies, Inc.

         We have audited the consolidated balance sheets of Applied Industrial Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 2001 and have issued our report thereon dated August 8, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Cleveland, Ohio
August 8, 2001

                                        APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
                                        ----------------------------------------------------

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                                           (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                     COLUMN A                      COLUMN B                 COLUMN C                     COLUMN D        COLUMN E
                     --------                      --------      -------------------------------         --------        --------


                                                                    ADDITIONS         ADDITIONS
                                                  BALANCE AT       CHARGED TO        CHARGED TO         DEDUCTIONS        BALANCE
                                                   BEGINNING        COSTS AND           OTHER              FROM          AT END OF
                    DESCRIPTION                    OF PERIOD        EXPENSES          ACCOUNTS            RESERVE         PERIOD
-----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30 2001:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                            $3,800           $6,995         $700 (B)         $6,500 (A)           $5,400
                                                                                       405 (C)

YEAR ENDED JUNE 30 2000:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                            $3,515           $3,058         $500 (B)         $3,273 (A)           $3,800

YEAR ENDED JUNE 30 1999:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                            $3,500           $3,014         $100 (C)         $3,099 (A)           $3,515

(A) Amounts represent uncollectible accounts charged off.

(B) Amounts represent reserves for the return of merchandise.

(C) Represents reserves recorded through purchase accounting for acquisitions made during the year.

--------------------------------------------------------------------------------
                                   SCHEDULE II

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ David L. Pugh                          /s/ Bill L. Purser
--------------------------------------     -------------------------------------
David L. Pugh, Chairman &                  Bill L. Purser, President &
Chief Executive Officer                    Chief Operating Officer


/s/ John R. Whitten                        /s/ Mark O. Eisele
--------------------------------------     -------------------------------------
John R. Whitten                            Mark O. Eisele
Vice President-Chief Financial Officer     Vice President & Controller
& Treasurer                                (Principal Accounting Officer)

Date:  September 19, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ William G. Bares                       /s/ Dr. Roger D. Blackwell
--------------------------------------     -------------------------------------
William G. Bares, Director                 Dr. Roger D. Blackwell, Director

/s/ William E. Butler                      *
--------------------------------------     -------------------------------------
William E. Butler, Director                Thomas A. Commes, Director

/s/ Russel B. Every                        /s/ Russell R. Gifford
--------------------------------------     -------------------------------------
Russel B. Every, Director                  Russell R. Gifford, Director

*                                          /s/ J. Michael Moore
--------------------------------------     -------------------------------------
L. Thomas Hiltz, Director                  J. Michael Moore, Director

/s/ David L. Pugh                          /s/ Dr. Jerry Sue Thornton
--------------------------------------     -------------------------------------
David L. Pugh, Chairman & Chief            Dr. Jerry Sue Thornton, Director
Executive Officer and Director


*
--------------------------------------
Stephen E. Yates, Director


/s/ Robert C. Stinson
--------------------------------------
Robert C. Stinson, as attorney
in fact for persons indicated by "*"

Date:  September 19, 2001

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2001

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

4(e) Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between Applied and The Prudential Insurance Company of America (filed as
                  Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4(f) $150,000,000 Credit Agreement dated as of November 5, 1998 among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(g) Rights Agreement, dated as of February 2, 1998, between Applied and Harris Trust and Savings Bank, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(a) Form of Amended and Restated Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 12, 2001, SEC File No. 1-2299, on page 14, under the caption "Compensation of Directors," and is incorporated here by reference.

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

*10(h) Applied Supplemental Executive Retirement Benefits Plan (July 1, 1997 Restatement) in which 9 executive officers (as well as certain former executive officers) currently participate (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(i) First Amendment to Supplemental Executive Retirement Benefits Plan effective as of August 5, 1998 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1998, SEC File No.
                  1-2299, and incorporated here by reference).

*10(j) Second Amendment to Supplemental Executive Retirement Benefits Plan effective as of October 1, 2000 (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10(k) Third Amendment to Supplemental Executive Retirement Benefits Plan effective as of October 1, 2000 (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10(l) Applied Deferred Compensation Plan (January 1, 1997 Restatement) (filed as Exhibit 10(j) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(m) First Amendment to Deferred Compensation Plan dated May 1, 1998 (filed as Exhibit 10(j) to Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(n) Second Amendment to Deferred Compensation Plan effective as of October 1, 2000 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10(o) Third Amendment to Deferred Compensation Plan effective as of January 16, 2001 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(p)            1997 Long-Term Performance Plan adopted by
                  Shareholders on October 21, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(q) A written description of Applied's Management Incentive Plan applicable to executive officers, including the five most highly compensated executive officers, is found in Applied's Proxy Statement dated September 12, 2001, SEC File No. 1-2299, on page 11, in the Report of the Executive Organization & Compensation Committee of the Board of Directors on Executive Compensation, under the subcaption "Management Incentive Plan," and is incorporated here by reference.

*10(r) Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as Exhibit 10(m) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(s) First Amendment to Applied Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10(t) Second Amendment to Applied Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(u) Retention Award Program for James T. Hopper, Vice President-Chief Information Officer, dated March 30, 2000 (filed as Exhibit 10(o) to Applied's Form 10-K for the year ended June 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

 10(v) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(w) Consulting, Non-competition and Confidentiality Agreement among Applied, Oak Grove Consulting Group, Inc., and J. Michael Moore dated July 31, 1997 (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(x) Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to
                  Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

 13 Applied 2001 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

                                                                       Attached

 21               Applied's subsidiaries at June 30, 2001.             Attached

 23               Independent Auditors' Consent.                       Attached

 24               Powers of Attorney.                                  Attached