Form 10-Q
period 2001-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2001-11-09
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 2001
                                 -------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to  ____________

                          Commission File Number 1-2299
                                                 -------


                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Ohio                                     34-0117420
-------------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification Number)


    One Applied Plaza, Cleveland, Ohio                       44115
-------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (216) 426-4000
                                                           ---------------


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

Yes     X         No
      -----          -----

Shares of common stock outstanding on  October 31,  2001           19,209,754
                                       -----------------------------------------
                                                                 (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                                      INDEX




-------------------------------------------------------------------------------

                                                                                                     Page No.

Part I:   FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Condensed Statements of Consolidated Income -                                          2
                     Three Months Ended September 30, 2001 and 2000

                     Condensed Consolidated Balance Sheets -                                                3
                     September 30, 2001 and June 30, 2001

                     Condensed Statements of Consolidated Cash Flows -                                      4
                     Three Months Ended September 30, 2001 and 2000

                     Notes to Condensed Consolidated Financial Statements                                 5 - 7


         Item 2:    Management's Discussion and Analysis of                                               8 - 10
                     Financial Condition and Results of Operations

         Item 3:    Quantitative and Qualitative Disclosures About Market Risk                              11


Part II:  OTHER INFORMATION

         Item 1:    Legal Proceedings                                                                       12

         Item 5:    Other Information                                                                       12

         Item 6:    Exhibits and Reports on  Form 8-K                                                       13


Signatures                                                                                                  15

PART I:          FINANCIAL INFORMATION
ITEM I:          Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


--------------------------------------------------------------------------------


                                                Three Months Ended
                                                  September 30
                                              2001          2000
                                             ----------------------


Net Sales                                    $367,990      $420,876
Cost of sales                                 275,559       316,422
                                             --------      --------
Gross Profit                                   92,431       104,454
Selling, distribution and
    administrative expenses                    82,319        90,203
                                             --------      --------
Operating Income                               10,112        14,251
Interest expense, net                           1,893         2,099
Other, net                                        250           121
                                             --------      --------
Income Before Income Taxes                      7,969        12,031
Income Taxes                                    3,080         4,800
                                             --------      --------

Net Income                                   $  4,889      $  7,231
                                             ========      ========

Net Income Per Share - Basic                 $   0.25      $   0.37
                                             ========      ========

Net Income Per Share - Diluted               $   0.25      $   0.36
                                             ========      ========
Cash dividends per common
  share                                      $   0.12      $   0.12
                                             ========      ========

 Weighted average common shares
   outstanding for basic computation           19,355        19,734

  Dilutive effect of stock options
    and awards                                    321           282
                                             --------      --------

 Adjusted average common shares
    outstanding for diluted computation        19,676        20,016
                                             ========      ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

--------------------------------------------------------------------------------

                                                                   September 30      June 30
                                                                      2001            2001
                                                                   ---------       ---------
                                                                  (Unaudited)
                                        ASSETS
Current assets
    Cash and temporary investments                                 $  26,069       $  13,981
    Accounts receivable, less allowances
     of $5,400                                                       188,052         190,935
    Inventories  (at LIFO)                                           187,580         191,570
    Other current assets                                              10,835           9,974
                                                                   ---------       ---------
Total current assets                                                 412,536         406,460
Property, less accumulated depreciation
     of $77,868 and $75,176                                           89,571          90,263
Goodwill and other intangible assets - net                            64,701          65,113
Other assets                                                          16,777          17,018
                                                                   ---------       ---------

  TOTAL ASSETS                                                     $ 583,585       $ 578,854
                                                                   =========       =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                               $  90,390       $  75,896
    Other accrued liabilities                                         50,042          51,563
                                                                   ---------       ---------
Total current liabilities                                            140,432         127,459
Long-term debt                                                       111,985         113,494
Other liabilities                                                     23,463          26,383
                                                                   ---------       ---------
  TOTAL LIABILITIES                                                  275,880         267,336
                                                                   ---------       ---------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value;50,000
    shares authorized;  24,096 shares issued                          10,000          10,000
Additional paid-in capital                                            83,694          84,221
Income retained for use in the business                              288,187         285,661
Treasury shares - at cost, 4,803 and 4,449 shares                    (72,911)        (66,227)
Unearned restricted common stock compensation                         (1,667)         (1,955)
Accumulated other comprehensive income                                   402            (182)
                                                                   ---------       ---------
  TOTAL SHAREHOLDERS' EQUITY                                         307,705         311,518
                                                                   ---------       ---------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                         $ 583,585       $ 578,854
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
                             (Amounts in thousands)

                                                                              Three Months Ended
                                                                                 September 30
                                                                              2001          2000
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                             $  4,889       $  7,231
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Depreciation and amortization                                          4,721          5,597
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                              16,724         (5,585)
       Other - net                                                              829          1,889
--------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                    27,163          9,132
--------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                       (3,583)        (2,282)
    Proceeds from property sales                                                375          1,441
    Net cash paid for acquisition of businesses                                   0         (5,491)
    Deposits and other                                                          191            567
--------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                        (3,017)        (5,765)
--------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Borrowings and repayments under revolving credit agreements - net        (1,509)         7,389
    Dividends paid                                                           (2,363)        (2,419)
    Purchases of treasury shares                                             (9,334)        (8,100)
    Other                                                                     1,148            400
--------------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                       (12,058)        (2,730)
--------------------------------------------------------------------------------------------------
Increase in cash and temporary
    investments                                                              12,088            637
Cash and temporary investments
    at beginning of period                                                   13,981         12,349
--------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                       $ 26,069       $ 12,986
==================================================================================================


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

         The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

2.       SEGMENT INFORMATION

          The accounting policies of the segments are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Intersegment sales are not significant. All current segment operating results are in the United States, Canada, Mexico and Puerto Rico. The segment operations in Canada, Mexico and Puerto Rico represent approximately 6.4% of the total net sales of Applied and therefore are not presented separately. In addition, approximately 35% of the Canadian operations' net sales are included in the "Other" segment relating to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

SEGMENT FINANCIAL INFORMATION:
                                                                SERVICE CENTER
                                                                    BASED
                                                                 DISTRIBUTION              OTHER              TOTAL
                                                             ---------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Net sales                                                               $342,777          $25,213            $367,990
Operating profit (loss)                                                    6,657            (270)               6,387
Assets used in the business                                              547,477           36,108             583,585
Depreciation                                                               3,820              151               3,971
Capital expenditures                                                       3,522               61               3,583
                                                             ---------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000
Net sales                                                               $396,848          $24,028            $420,876
Operating profit (loss)                                                   12,130            (227)              11,903
Assets used in the business                                              545,707           40,031             585,738
Depreciation                                                               3,917              200               4,117
Capital expenditures                                                       2,176              106               2,282
                                                             ---------------------------------------------------------

The following is a reconciliation from the segment operating profit to the condensed consolidated balances:

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                            ---------------------------------------
                                                                      2001                    2000
                                                            ---------------------------------------
Operating income for
    reportable segment                                              $6,657                 $12,130
Other operating loss                                                 (270)                   (227)
Adjustments for:
    Goodwill amortization                                              -0-                 (1,185)
    Corporate and other income (expense), net of
       allocations (a)                                               3,725                   3,533
                                                            ---------------------------------------
Total operating income                                              10,112                  14,251
Interest expense, net                                                1,893                   2,099
Other expense                                                          250                     121
                                                            ---------------------------------------
Income before income taxes                                          $7,969                 $12,031
                                                            =======================================


(a) The items being allocated include miscellaneous corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------
3.       DERIVATIVE INSTRUMENTS

         In July 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converted the fixed interest rate on $47,000 of the $50,000, 6.6% senior unsecured term note to a floating variable rate based on LIBOR. Terms and settlement dates mirrored terms of the 6.6% senior unsecured term note and the swap was designated as a fair value hedge. On October 1, 2001, the Company terminated the swap agreement with the domestic bank for a favorable settlement of $2,100. This gain will be amortized over the remaining life of the note.


4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment upon adoption and annually thereafter. Other intangible assets relate to non-competition agreements and continue to be amortized over the lives of the agreements, which primarily are five years.

         SFAS 142 provides for a six-month period from the date of adoption for the Company to perform an assessment of potential goodwill impairment. Any impairment identified upon adoption will be recognized as a change in accounting principle effective as of July 1, 2001. The Company is still in the process of evaluating whether or not any goodwill impairment exists as of July 1, 2001.

         In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. Had goodwill amortization not been recorded in the quarter ended September 30, 2000, operating income would have been increased to $15,072; net income to $7,895; and net income per share to $.39.


5.       NEW ACCOUNTING PRONOUNCEMENT

         In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement is effective for the June 30, 2003 financial statements, but earlier adoption is permitted. The Company has not completed its evaluation of the impact of SFAS 144 on its financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at September 30, 2001 and June 30, 2001, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Liquidity and Working Capital
-----------------------------
Cash provided by operating activities was $27.2 million in the three months ended September 30, 2001. This compares to $9.1 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the three month period ended September 30, 2001, inventories decreased approximately $4.0 million due to Company efforts to reduce inventory levels, accounts receivable decreased $2.9 million due to lower sales volume, and accounts payable increased $14.5 million due to timing of trade payments.

Capital Resources
-----------------
The Company has a committed revolving credit agreement expiring November, 2003 with a group of banks. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $17.8 million of borrowings outstanding under this facility at September 30, 2001. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at September 30, 2001. Unused lines under these facilities totaling $137.0 million are available to fund future acquisitions or other capital and operating requirements.

In July 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converted the fixed interest rate on $47.0 million of the $50.0 million, 6.6% senior unsecured term note to a floating variable rate based on LIBOR. On October 1, 2001, the Company terminated this swap agreement for a favorable settlement of $2.1 million. This gain will be amortized over the remaining life of the note which matures on December 8, 2007.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Board of Directors authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 531,000 shares of its common stock for $9.3 million during the three months ended September 30, 2001. Effective September 21, 2001, the Company's Board of Directors authorized the Company to acquire up to an additional 1.0 million shares of Company stock. At September 30, 2001, the Company had remaining authorization to repurchase up to 825,000 additional shares.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net sales decreased 12.6% from the prior year primarily due to the slowdown in U.S. industrial activity. Gross profit as a percentage of sales increased to 25.1% from 24.8%. This increase primarily is due to higher discounts and allowances from suppliers and to a lesser extent, changes in product mix.

Selling, distribution and administrative expenses as a percent of sales increased to 22.4% from 21.4%. Expenses decreased 8.7% as compared to the same quarter last year due to Company initiatives to control expenses. The adoption of SFAS 142 also eliminated $.9 million of goodwill expense in the quarter ended September 30, 2001.

Interest expense-net for the quarter decreased by 9.8% as compared to the prior year primarily due to a decrease in average borrowings and lower average interest rates.

Income tax expense as a percentage of income before taxes was 38.6% for the quarter ended September 30, 2001 and 40.0% for the quarter ended September 30, 2000. This decrease is due to lower effective state, local and Canadian tax rates.

As a result of the above factors, net income decreased by 32.4% compared to the same quarter of last year. As a result of the impact of continued stock repurchases, net income per share - diluted decreased $.11, or 30.6%.

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

--------------------------------------------------------------------------------

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
-------------------------------------------------------------------

Management's Discussion and Analysis and other sections of this Form 10-Q contain statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect", "believe", "intend", "will", and similar expressions. The Company intends that the forward- looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

Readers are cautioned not to place undue reliance on any forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors, many of which are outside the Company's control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. In addition, the Company undertakes no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise.

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in interest rates; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and marketing and other business strategies, including electronic commerce initiatives; the incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; risks and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, and foreign currency exchange rates; adverse results in significant litigation matters; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, war, natural events and acts of God, fires, floods and accidents).

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

We have evaluated the Company's exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement. Variable rate borrowings under its committed revolving credit agreement totaled $17.8 million at September 30, 2001. A 1% increase or decrease in interest rates under this agreement would not have a material impact on our operations, financial position, or cash flows.

The Company protects its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as of foreign-currency denominated debt. Hedging of the US dollar denominated debt used to fund a substantial portion of Company's net investment in its Canadian operations is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. The impact on the Company's future earnings from exposure to changes in foreign currency exchange rates is expected to be immaterial.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

         Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a party to various pending judicial and administrative proceedings. Based on circumstances currently known, the Company does not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 5.  Other Information.
         ------------------

(a)      Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At the Company's Annual Meeting of Shareholders held on October 16, 2001, there were 19,641,952 shares of common stock entitled to vote. The Shareholders voted on the matters submitted to the meeting as follows:

         1. Election of three persons to be directors of Class II for a term of three years:

                                              For                Withheld
                                              ---                --------

                  William G. Bares          17,610,854           587,288
                  Roger D. Blackwell        17,882,242           315,900
                  Stephen E. Yates          17,681,374           516,768

                  In August 2001, the Board had reduced the size of Class II from four to three directors.

                  The terms of the Class III directors, including William E. Butler, Russell R. Gifford, L. Thomas Hiltz, and David L. Pugh, and of the Class I directors, including Thomas A. Commes, J. Michael Moore, and Jerry Sue Thornton, continued after the meeting.

         2. Ratification of the Board of Directors' appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2002.

                       For               Withheld          Abstain
                       ---               --------          -------

                    17,952,026            56,990           189,126

         Discretionary voting was authorized as to the two matters submitted. There were no broker non-votes.

(b)      Election of Officers.
         ---------------------

         At its Organizational Meeting held on October 16, 2001, the Board of Directors elected the following officers of the Company:


                  David L. Pugh                      Chairman & Chief Executive Officer
                  Bill L. Purser                     President & Chief Operating Officer
                  Todd A. Barlett                    Vice President-Global Business Development
                  Fred D. Bauer                      Vice President-Legal Services & Secretary
                  Donald L. Chargin                  Vice President-Unit President, Industrial Products
                  Robert A. Christensen              Vice President-Unit President, Fluid Power Products
                  Michael L. Coticchia               Vice President-Human Resources and Risk Management &
                                                     Assistant Secretary
                  Mark O. Eisele                              Vice President & Controller
                  James T. Hopper                    Vice President-Chief Information Officer
                  Jeffrey A. Ramras                  Vice President-Supply Chain Management
                  Richard C. Shaw                    Vice President-Communications & Learning
                  Robert C. Stinson                  Vice President-Chief Administrative Officer &
                                                              General Counsel
                  John R. Whitten                    Vice President-Chief Financial Officer &
                                                              Treasurer
                  Jody A. Chabowski                  Assistant Controller
                  Alan M. Krupa                      Assistant Treasurer


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


(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2001.


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

                                         APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                         (Company)


Date:  November  9, 2001           By:   /s/ John R. Whitten
                                      ------------------------------------------
                                         John R. Whitten
                                         Vice President-Chief Financial Officer
                                                & Treasurer

Date:  November  9, 2001           By:   /s/ Mark O. Eisele
                                      ------------------------------------------
                                         Mark O. Eisele
                                         Vice President & Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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