Form 10-Q
period 2001-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2002-02-12
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             DECEMBER 31, 2001
                                 ------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to  ____________


                          Commission File Number     1-2299
                                                ------------------


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

Yes     X         No
      -----

Shares of common stock outstanding on     JANUARY 31, 2002         19,206,205
                                        ----------------------------------------
                                                                 (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                                      INDEX




--------------------------------------------------------------------------

                                                                                    Page No.
Part I:   FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Condensed Statements of Consolidated Income -                     2
                     Six Months Ended December 31, 2001 and 2000

                     Condensed Consolidated Balance Sheets -                           3
                     December 31, 2001 and June 30, 2001

                     Condensed Statements of Consolidated Cash Flows -                 4
                     Six Months Ended December 31, 2001 and 2000

                     Notes to Condensed Consolidated Financial Statements            5 - 9


         Item 2:    Management's Discussion and Analysis of                         10 - 13
                    Financial Condition and Results of Operations

         Item 3:    Quantitative and Qualitative Disclosures About Market Risk        14


Part II:  OTHER INFORMATION

         Item 1:    Legal Proceedings                                                  15

         Item 4:    Submission of Matters to a Vote of Security Holders                15

         Item 5:    Other Information                                                  15

         Item 6:    Exhibits and Reports on  Form 8-K                                  15


Signatures                                                                             18

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


------------------------------------------------------------------------------------------------------------------------------------


                                                                     Three Months Ended                Six Months Ended
                                                                        December 31                        December 31
                                                                  2001              2000               2001              2000
                                                            -------------------------------      -------------------------------


 Net Sales                                                  $    347,550       $    405,438      $    715,540       $    826,314
 Cost of sales                                                   260,537            301,536           536,096            617,958
                                                            ------------       ------------      ------------       ------------
 Gross Profit                                                     87,013            103,902           179,444            208,356
 Selling, distribution and
     administrative expenses                                      80,981             88,767           163,300            178,970
                                                            ------------       ------------      ------------       ------------
 Operating Income                                                  6,032             15,135            16,144             29,386
 Interest expense, net                                             1,754              2,401             3,647              4,500
 Other, net                                                         (450)               572              (200)               693
                                                            ------------       ------------      ------------       ------------
 Income Before Income Taxes                                        4,728             12,162            12,697             24,193
 Income Taxes                                                      1,810              4,800             4,890              9,600
                                                            ------------       ------------      ------------       ------------
Income before cumulative effective of change in accounting         2,918              7,362             7,807             14,593
Cumulative effect of change in accounting                                                             (12,100)
                                                            ------------       ------------      ------------       ------------
 Net Income (Loss)                                          $      2,918       $      7,362      $     (4,293)      $     14,593
                                                            ============       ============      ============       ============

 Earnings Per Share - Basic
   Before cumulative effect of change in accounting         $       0.15       $       0.37      $       0.41       $       0.74
   Cumulative effect of change in accounting                                                            (0.63)
                                                            ------------       ------------      ------------       ------------
   Net Income (Loss)                                        $       0.15       $       0.37      $      (0.22)      $       0.74
                                                            ============       ============      ============       ============

 Earnings Per Share - Diluted
   Before cumulative effect of change in accounting         $       0.15       $       0.37      $       0.40       $       0.73
   Cumulative effect of change in accounting                                                            (0.63)
                                                            ------------       ------------      ------------       ------------
   Net Income (Loss)                                        $       0.15       $       0.37      $      (0.23)      $       0.73
                                                            ============       ============      ============       ============
 Cash dividends per common
   share                                                    $       0.12       $       0.12      $       0.24       $       0.24
                                                            ============       ============      ============       ============

  Weighted average common shares
    outstanding for basic computation                             18,972             19,659            19,163             19,697

   Dilutive effect of stock options
     and awards                                                      313                322               326                311
                                                            ------------       ------------      ------------       ------------

  Adjusted average common shares
     outstanding for diluted computation                          19,285             19,981            19,489             20,008
                                                            ============       ============      ============       ============

See notes to condensed consolidated financial statements.



                                           APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           ------------------------------------------------------
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        December 31                  June 30
                                                                                            2001                      2001
                                                                                        ------------              ------------
                                                                                        (Unaudited)
                                         ASSETS
Current assets
    Cash and temporary investments                                                      $     20,993              $     13,981
    Accounts receivable, less allowances
     of $4,600 and $5,400                                                                    160,185                   190,935
    Inventories  (at LIFO)                                                                   205,019                   191,570
    Other current assets                                                                      10,692                     9,974
                                                                                        ------------              ------------
Total current assets                                                                         396,889                   406,460
Property, less accumulated depreciation
     of $78,561 and $75,176                                                                   87,439                    90,263
Goodwill and other intangible assets - net                                                    48,474                    65,113
Other assets                                                                                  23,048                    17,018
                                                                                        ------------              ------------

  TOTAL ASSETS                                                                          $    555,850              $    578,854
                                                                                        ============              ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                    $     74,639              $     75,896
    Other accrued liabilities                                                                 48,578                    51,563
                                                                                        ------------              ------------
Total current liabilities                                                                    123,217                   127,459
Long-term debt                                                                               113,536                   113,494
Other liabilities                                                                             24,409                    26,383
                                                                                        ------------              ------------
  TOTAL LIABILITIES                                                                          261,162                   267,336
                                                                                        ------------              ------------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued                                                  10,000                    10,000
Additional paid-in capital                                                                    83,920                    84,221
Income retained for use in the business                                                      276,703                   285,661
Treasury shares - at cost, 4,803 and 4,449 shares                                            (74,379)                  (66,227)
Unearned restricted common stock compensation                                                 (1,379)                   (1,955)
Accumulated other comprehensive income                                                          (177)                     (182)
                                                                                        ------------              ------------
  TOTAL SHAREHOLDERS' EQUITY                                                                 294,688                   311,518
                                                                                        ------------              ------------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                                              $    555,850              $    578,854
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
                                                              (Amounts in thousands)


                                                                                                   Six Months Ended
                                                                                                      December 31
                                                                                                 2001              2000
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                     $     (4,293)      $     14,593
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
       Depreciation and amortization                                                             9,508             11,572
       Cumulative effect of accounting change                                                   12,100
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                                                 11,174            (16,314)
       Other - net                                                                               1,254              5,565
--------------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                       29,743             15,416
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                          (5,872)            (4,422)
    Proceeds from property sales                                                                 1,223              2,487
    Net cash paid for acquisition of businesses                                                 (2,574)            (5,491)
    Deposits and other                                                                            (520)               229
--------------------------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                                           (7,743)            (7,197)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Borrowings and repayments under revolving credit agreements - net                            5,756            (12,534)
    Long-term debt repayments                                                                   (5,714)            (5,714)
    Long-term debt borrowings                                                                                      25,000
    Dividends paid                                                                              (4,665)            (4,801)
    Purchases of treasury shares                                                               (11,741)            (8,662)
    Other                                                                                        1,376                558
--------------------------------------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                                          (14,988)            (6,153)
--------------------------------------------------------------------------------------------------------------------------
Increase in cash and temporary
    investments                                                                                  7,012              2,066
Cash and temporary investments
    at beginning of period                                                                      13,981             12,349
--------------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                      $     20,993       $     14,415
==========================================================================================================================


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

         The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.


2.       SEGMENT INFORMATION

          The accounting policies of the segments are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Intersegment sales are not significant. All current segment operating results are in the United States, Canada, Mexico and Puerto Rico. The segment operations in Canada, Mexico and Puerto Rico represent approximately 4.1% of the total net sales of Applied and therefore are not presented separately. In addition, over 37% of the Canadian operations' net sales are included in the "Other" segment relating to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------------------------------------------


SEGMENT FINANCIAL INFORMATION:
                                                                    SERVICE CENTER
                                                                         BASED
                                                                     DISTRIBUTION          OTHER              TOTAL
                                                             --------------------------------------------------------
THREE MONTHS ENDED DECEMBER 31, 2001
Net sales                                                               $325,643          $21,907            $347,550
Operating profit (loss)                                                    3,571             (809)              2,762
Depreciation                                                               3,858              142               4,000
Capital expenditures                                                       2,201               88               2,289
                                                             --------------------------------------------------------

THREE MONTHS ENDED DECEMBER 31, 2000
Net sales                                                               $380,217          $25,221            $405,438
Operating profit (loss)                                                    8,749             (441)              8,308
Depreciation                                                               4,296              145               4,441
Capital expenditures                                                       1,284              856               2,140
                                                             --------------------------------------------------------


A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31
                                                            ---------------------------------------
                                                                      2001                    2000
                                                            ---------------------------------------
Operating profit for
    reportable segment                                              $3,571                  $8,749
Other operating loss                                                  (809)                   (441)
Adjustments for:
    Goodwill amortization                                              -0-                  (1,316)
    Corporate and other income, net of
       allocations (a)                                               3,270                   8,143
                                                            ---------------------------------------
Total operating profit                                               6,032                  15,135
Interest expense, net                                                1,754                   2,401
Other expense (income)                                                (450)                    572
                                                            ---------------------------------------
Income before income taxes                                          $4,728                 $12,162
                                                            =======================================

                                                               SERVICE CENTER
                                                                    BASED
                                                                 DISTRIBUTION             OTHER              TOTAL
                                                             --------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31, 2001
Net sales                                                               $668,420          $47,120            $715,540
Operating profit (loss)                                                   10,228           (1,079)              9,149
Assets used in the business                                              521,498           34,352             555,850
Depreciation                                                               7,678              293               7,971
Capital expenditures                                                       5,723              149               5,872
                                                             --------------------------------------------------------

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

---------------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED DECEMBER 31, 2000
Net sales                                                               $777,065          $49,249            $826,314
Operating profit (loss)                                                   20,879             (668)             20,211
Assets used in the business                                              558,873           49,688             608,561
Depreciation                                                               8,213              345               8,558
Capital expenditures                                                       3,460              962               4,422
                                                             --------------------------------------------------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                                        SIX MONTHS ENDED
                                                                           DECEMBER 31
                                                            ---------------------------------------
                                                                      2001                    2000
                                                            ---------------------------------------
Operating profit for
    reportable segment                                             $10,228                 $20,879
Other operating loss                                                (1,079)                   (668)
Adjustments for:
    Goodwill amortization                                              -0-                  (2,501)
    Corporate and other income, net of
       allocations (a)                                               6,995                  11,676
                                                            ---------------------------------------
Total operating profit                                              16,144                  29,386
Interest expense, net                                                3,647                   4,500
Other expense (income)                                                (200)                    693
                                                            ---------------------------------------
Income before income taxes                                         $12,697                 $24,193
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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


3.       DERIVATIVE INSTRUMENTS

         In November 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converts the fixed interest rate on a $50,000, 6.6% senior unsecured term note to a floating variable rate based on LIBOR. Terms and settlement dates mirror terms of the 6.6% senior unsecured term note and the swap has been designated as a fair value hedge. The fair value of the interest rate swap at December 31, 2001 was a liability of $536 which is recorded in the balance sheet and the related change in the fair value of the loan is recorded as a reduction in long-term debt.

         In July 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converted the fixed interest rate on $47,000 of the $50,000, 6.6% senior unsecured term note to a floating variable rate based on LIBOR. Terms and settlement dates mirrored terms of the 6.6% senior unsecured term note and the swap was designated as a fair value hedge. On October 1, 2001, the Company terminated the swap agreement with the domestic bank for a favorable settlement of $2,100. This gain is being amortized over the remaining life of the note which matures on December 8, 2007, as a reduction of interest expense.


4.       GOODWILL AND OTHER INTANGIBLE ASSETS

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, the Company adopted this standard. Under SFAS 142, goodwill is no longer amortized, but is tested for impairment upon adoption and annually thereafter. The Company's other intangible assets relate to non-competition agreements and continue to be amortized over the lives of the agreements which primarily are five years.

          In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. Had goodwill amortization not been recorded in the quarter ended December 31, 2000 operating income would have been increased to $16,032; net income to $8,102; and net income per share to $.41. For the six-month period ended December 31, 2000 operating income would have been increased to $31,093; net income to $15,987; and net income per share to $.80.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


          For purposes of completing impairment testing upon adoption of SFAS 142, the Company determined the fair value of its reporting units utilizing discounted cash flows models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that goodwill associated with its fluid power business was impaired. This impairment is primarily attributed to a down turn in the industrial economy in the years following the Company's fluid power business acquisitions. A non-cash charge totaling $17,600, $12,100 after tax, has been recorded as a change in accounting principle effective July 1, 2001 to write-off the remaining goodwill relating to the fluid power business.


5.       BUSINESS COMBINATIONS

         During the quarter ended December 31, 2001, the Company acquired the stock of a Mexican distributor of bearings and power transmission products for $3,200. The acquisition was accounted for as a purchase in accordance with SFAS 141. Results of the business' operations are included in the accompanying condensed consolidated financial statements from its acquisition date and are immaterial for all periods presented. Goodwill and intangibles, based on allocations of fair values to assets and liabilities acquired, of $1,900 were recognized in connection with this combination.


6.       NEW ACCOUNTING PRONOUNCEMENT

         In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement is effective for the June 30, 2003 financial statements, but earlier adoption is permitted. The Company has not completed its evaluation of the anticipated impact of SFAS 144 on its financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------


            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at December 31, 2001 and June 30, 2001, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

LIQUIDITY AND WORKING CAPITAL
Cash provided by operating activities was $29.7 million in the six months ended December 31, 2001. This compares to $15.4 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the six month period ended December 31, 2001, inventories increased approximately $11.5 million from buying in advance of supplier price increases, and accounts receivable decreased $29.8 million due to lower sales volume.

CAPITAL RESOURCES
The Company has a committed revolving credit agreement expiring November 2003 with a group of banks. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $25.7 million of borrowings outstanding under this facility at December 31, 2001. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at December 31, 2001. Unused lines under these facilities totaling $133.3 million are available to fund future acquisitions or other capital and operating requirements.

In November 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converts the fixed interest rate on a $50.0 million 6.6% senior unsecured term note to a floating variable rate based on LIBOR. Terms and settlement dates mirror terms of the 6.6% senior unsecured term note and the swap has been designated as a fair value hedge. The fair value of the interest rate swap at December 31, 2001 was a liability of $.5 million which is recorded in the balance sheet and the related change in the fair value of the loan is recorded as a reduction in long-term debt.

In July 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converted the fixed interest rate on $47.0 million of the $50.0 million, 6.6% senior unsecured term note to a floating variable rate based on LIBOR. On October 1, 2001, the Company terminated this swap agreement for a favorable settlement of $2.1 million. This gain will be amortized over the remaining life of the note which matures on December 8, 2007 as a reduction of interest expense.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 675,000 shares of its common stock for $11.7 million during the six months ended December 31, 2001. Effective September 21, 2001, the Company's Board of Directors authorized the Company to acquire up to an additional 1.0 million shares of Company stock. At December 31, 2001, the Company had remaining authorization to repurchase up to 681,000 additional shares.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net sales decreased 14.3% from the prior year primarily due to the slowdown in U.S. industrial activity. Gross profit as a percentage of sales decreased to 25.0% from 25.6%. This decrease primarily is due to lower discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales increased to 23.3% from 21.9%. Expenses decreased 8.8% as compared to the same quarter last year due to Company initiatives to control expenses. The adoption of SFAS 142 also eliminated $.9 million of goodwill amortization expense in the quarter ended December 31, 2001.

Interest expense-net for the quarter decreased by 26.9% as compared to the prior year primarily due to a decrease in average borrowings and lower average interest rates.

Income tax expense as a percentage of income before taxes was 38.3% for the quarter ended December 31, 2001 and 39.5% for the quarter ended December 31, 2000. This decrease is due to lower effective state, local and Canadian tax rates.

As a result of the above factors, net income decreased by 60.4% compared to the same quarter of last year. Net income per share - diluted decreased $.22, or 59.5%, which reflects the impact of continued stock repurchases.

SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

Net sales decreased 13.4% from the prior year primarily due to the slowdown in U.S. industrial activity. Gross profit as a percentage of sales decreased to 25.1% from 25.2%. This decrease primarily is due to lower discounts and allowances from suppliers.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Selling, distribution and administrative expenses as a percent of sales increased to 22.8% from 21.7%. Expenses decreased 8.8% as compared to the same period last year primarily due to Company initiatives to control expenses. The adoption of SFAS 142 also eliminated $1.7 million of goodwill amortization expense in the six months ended December 31, 2001.

Interest expense-net for the six months ended December 31, 2001 decreased by 19.0% as compared to the prior year primarily due to a decrease in average borrowings and lower average interest rates.

Income tax expense as a percentage of income before taxes was 38.5% for the six months ended December 31, 2001 and 39.7% for the six months ended December 31, 2000. This decrease is due to lower effective state, local and Canadian tax rates.

As a result of the above factors, net income before cumulative effect of change in accounting decreased by 46.5% compared to the same period last year. Net income per share - diluted before cumulative effect of change in accounting decreased $.33, or 45.0%, which reflects the impact of continued stock repurchases.

In connection with the adoption of SFAS 142, the Company recorded a non-cash impairment charge totaling $12.1 million, after tax, or $.63 per share as a change in accounting principle effective July 1, 2001. This charge wrote off the remaining goodwill relating to the Company's fluid power business.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

We have evaluated the Company's exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. Variable rate borrowings under its committed revolving credit agreement totaled $25.7 million at December 31, 2001. A 1% increase or decrease in interest rates under this agreement would not have a material impact on our operations, financial position, or cash flows.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At the Company's Annual Meeting of Shareholders held on October 16, 2001, the Shareholders (i) elected William G. Bares, Dr. Roger D. Blackwell, and Stephen E. Yates as Directors of Class II for a term expiring in 2004, and (ii) ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2002. Substantially the same information was previously reported in Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 2001.

ITEM 5.  Other Information.
         ------------------

         Donald L. Chargin, Vice President-Unit President, Industrial Products, resigned on January 28, 2002.

         On January 11, 2002, Joseph D. King was elected the Corporation's Assistant Secretary, succeeding Michael L. Coticchia, who remains Vice President-Human Resources and Risk Management.


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

                     4(g) Rights Agreement, dated as of February 2, 1998, between the
                                            Company and Computershare Investor
                                            Services LLP (successor to Harris
                                            Trust and Savings Bank), as Rights
                                            Agent, which includes as Exhibit B
                                            thereto the Form of Rights
                                            Certificate (filed as Exhibit No. 1
                                            to the Company's Registration
                                            Statement on Form 8-A filed July 20,
                                            1998, SEC File No. 1-2299, and
                                            incorporated here by reference).

                    10 Change in Control Agreement (amended and restated as of August 8, 2001) between Applied and each of its executive officers.

         Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such instrument upon request.


(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2001.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                    (Company)


Date: February 12, 2002             By:    /s/ Bill L. Purser
                                       -----------------------------------------
                                          Bill L. Purser
                                          President & Chief Operating Officer



Date: February 12, 2002             By:    /s/ John R. Whitten
                                      ------------------------------------------
                                          John R. Whitten
                                          Vice President-Chief Financial Officer
                                               & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

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

4(g) Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

10            Change in Control Agreement (amended and restated       Attached
              as of August 8, 2001) between Applied and each of its executive officers.