Form 10-Q
period 2002-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2002-05-08
CIK 109563

                                   FORM 10 - Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 2002
                                 ---------------------------------------

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

Yes     X         No
      -----

Shares of common stock outstanding on     April 30, 2002            19,187,065
                                        ----------------------------------------
                                                                 (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                                      INDEX




--------------------------------------------------------------------------
                                                                                     Page No.
Part I:   FINANCIAL INFORMATION

          Item 1:     Financial Statements

                      Condensed Statements of Consolidated Income -                     2
                      Three Months and Nine Months Ended
                      March 31, 2002 and 2001

                      Condensed Consolidated Balance Sheets -                           3
                      March 31, 2002 and June 30, 2001

                      Condensed Statements of Consolidated Cash Flows -                 4
                      Nine Months Ended March 31, 2002 and 2001

                      Notes to Condensed Consolidated Financial Statements            5 - 9


          Item 2:     Management's Discussion and Analysis of                        10 - 13
                      Financial Condition and Results of Operations

          Item 3:     Quantitative and Qualitative Disclosures About Market Risk        14


 Part II:  OTHER INFORMATION

          Item 1:     Legal Proceedings                                                 15

          Item 5:     Other Information                                                 15

          Item 6:     Exhibits and Reports on  Form 8-K                                 15


 Signatures                                                                             17

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


------------------------------------------------------------------------------------------------------------------------------------


                                                                       Three Months Ended                 Nine Months Ended
                                                                            March 31                           March 31
                                                                      2002             2001              2002             2001
                                                                  -----------      -----------        -----------      -----------


 Net Sales                                                        $   361,542      $   408,839        $ 1,077,082      $ 1,235,153
 Cost of sales                                                        269,672          306,802            805,768          924,760
                                                                  -----------      -----------        -----------      -----------
 Gross Profit                                                          91,870          102,037            271,314          310,393
 Selling, distribution and
     administrative expenses                                           86,037           88,801            249,337          267,771
                                                                  -----------      -----------        -----------      -----------
 Operating Income                                                       5,833           13,236             21,977           42,622
 Interest expense, net                                                  1,378            2,224              5,025            6,725
 Other, net                                                                58             (244)              (142)             448
                                                                  -----------      -----------        -----------      -----------
 Income Before Income Taxes                                             4,397           11,256             17,094           35,449
 Income Taxes                                                           1,690            4,300              6,580           13,900
                                                                  -----------      -----------        -----------      -----------
Income before cumulative effective of change in accounting              2,707            6,956             10,514           21,549
Cumulative effect of change in accounting                                                                 (12,100)
                                                                  -----------      -----------        -----------      -----------
 Net Income (Loss)                                                $     2,707      $     6,956        $    (1,586)     $    21,549
                                                                  ===========      ===========        ===========      ===========

 Earnings Per Share - Basic
   Before cumulative effect of change in accounting               $      0.14      $      0.36        $      0.55      $      1.10
   Cumulative effect of change in accounting                                                                (0.63)
                                                                  -----------      -----------        -----------      -----------
Net Income (Loss)                                                 $      0.14      $      0.36        $     (0.08)     $      1.10
                                                                  ===========      ===========        ===========      ===========

 Earnings Per Share - Diluted
   Before cumulative effect of change in accounting              $      0.14      $      0.35        $      0.54      $      1.08
   Cumulative effect of change in accounting                                                               (0.63)
                                                                  -----------      -----------        -----------      -----------
Net Income (Loss)                                                 $      0.14      $      0.35        $     (0.09)     $      1.08
                                                                  ===========      ===========        ===========      ===========
 Cash dividends per common
   share                                                          $      0.12      $      0.12        $      0.36      $      0.36
                                                                  ===========      ===========        ===========      ===========

 Weighted average common shares
    outstanding for basic computation                                  18,960           19,568             19,096           19,654

 Dilutive effect of stock options
     and awards                                                           303              312                329              325
                                                                  -----------      -----------        -----------      -----------

  Adjusted average common shares
     outstanding for diluted computation                               19,263           19,880             19,425           19,979
                                                                  ===========      ===========        ===========      ===========

See notes to condensed consolidated financial statements.


                                           APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           ------------------------------------------------------
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (Amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31              June 30
                                                                                        2002                   2001
                                                                                    ------------           ------------
                                                                                     (Unaudited)
                                         ASSETS
 Current assets
    Cash and temporary investments                                                  $     24,713           $     13,981
    Accounts receivable, less allowances
     of $5,100 and $5,400                                                                184,289                190,935
    Inventories  (at LIFO)                                                               178,074                191,570
    Other current assets                                                                  10,667                  9,974
                                                                                    ------------           ------------
Total current assets                                                                     397,743                406,460
Property, less accumulated depreciation
     of $79,439 and $75,176                                                               85,275                 90,263
Goodwill and other intangible assets - net                                                48,221                 65,113
Other assets                                                                              22,324                 17,018
                                                                                    ------------           ------------

  TOTAL ASSETS                                                                      $    553,563           $    578,854
                                                                                    ============           ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                $     81,149           $     75,896
    Other accrued liabilities                                                             51,133                 51,563
                                                                                    ------------           ------------
Total current liabilities                                                                132,282                127,459
Long-term debt                                                                           103,461                113,494
Other liabilities                                                                         23,950                 26,383
                                                                                    ------------           ------------
  TOTAL LIABILITIES                                                                      259,693                267,336
                                                                                    ------------           ------------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued                                              10,000                 10,000
Additional paid-in capital                                                                83,932                 84,221
Income retained for use in the business                                                  277,109                285,661
Treasury shares - at cost, 4,964 and 4,449 shares                                        (75,872)               (66,227)
Unearned restricted common stock compensation                                             (1,035)                (1,955)
Accumulated other comprehensive income                                                      (264)                  (182)
                                                                                    ------------           ------------
  TOTAL SHAREHOLDERS' EQUITY                                                             293,870                311,518
                                                                                    ------------           ------------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                                          $    553,563           $    578,854
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
                                                              (Amounts in thousands)


                                                                                                Nine Months Ended
                                                                                                     March 31
                                                                                             2002                2001
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                                 $     (1,586)        $     21,549
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
       Depreciation and amortization                                                        13,452               16,923
       Cumulative effect of accounting change                                               12,100
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                                             21,077               (9,880)
       Other - net                                                                           1,688                3,840
-----------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                   46,731               32,432
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                      (7,703)              (7,733)
    Proceeds from property sales                                                             1,829                3,453
    Net cash paid for acquisition of businesses                                             (2,574)              (5,491)
    Deposits and other                                                                         360                  523
-----------------------------------------------------------------------------------------------------------------------
Net Cash used in Investing Activities                                                       (8,088)              (9,248)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Repayments under revolving credit agreements - net                                      (3,017)             (20,665)
    Long-term debt repayments                                                               (5,714)              (5,714)
    Long-term debt borrowings                                                                                    25,000
    Dividends paid                                                                          (6,966)              (7,178)
    Purchases of treasury shares                                                           (13,738)             (15,487)
    Other                                                                                    1,524                  673
-----------------------------------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                                      (27,911)             (23,371)
-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary
    investments                                                                             10,732                 (187)
Cash and temporary investments
    at beginning of period                                                                  13,981               12,349
-----------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                  $     24,713         $     12,162
=======================================================================================================================

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations of the interim period have been made.

         The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.


2.       SEGMENT INFORMATION

          The accounting policies of the segments are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Intersegment sales are not significant. All segment operating results are in the United States, Canada, Mexico and Puerto Rico. The Service Center Based Distribution segment operations in Canada, Mexico and Puerto Rico represent approximately 3.9% of the total net sales of Applied and therefore are not presented separately. In addition, over 38% of the Canadian operations' net sales are included in the "Other" segment relating to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

----------------------------------------------------------------------------------------------------------------------


SEGMENT FINANCIAL INFORMATION:
                                                                SERVICE CENTER
                                                                     BASED
                                                                  DISTRIBUTION            OTHER              TOTAL
                                                             ----------------------- ---------------- ----------------
THREE MONTHS ENDED MARCH 31, 2002
Net sales                                                               $340,095          $21,447            $361,542
Operating income (loss)                                                    7,829           (1,228)              6,601
Depreciation                                                               3,585              131               3,716
Capital expenditures                                                       1,812               19               1,831
                                                             ----------------------- ---------------- ----------------

THREE MONTHS ENDED MARCH 31, 2001
Net sales                                                               $382,903          $25,936            $408,839
Operating income (loss)                                                    9,276           (1,000)              8,276
Depreciation                                                               3,639              145               3,784
Capital expenditures                                                       3,089              222               3,311
                                                             ----------------------- ---------------- ----------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                            ----------------------------------------
                                                                      2002                    2001
                                                            ---------------------- -----------------
Operating income for
    reportable segment                                              $7,829                  $9,276
Other operating loss                                                (1,228)                 (1,000)
Adjustments for:
    Goodwill amortization                                                                   (1,280)
    Corporate and other income (expense),
      net of allocations (a)                                          (768)                  6,240
                                                            ---------------------- -----------------
Total operating income                                               5,833                  13,236
Interest expense, net                                                1,378                   2,224
Other expense (income)                                                  58                    (244)
                                                            ---------------------- -----------------
Income before income taxes                                          $4,397                 $11,256
                                                            ====================== =================

                                                                SERVICE CENTER
                                                                     BASED
                                                                  DISTRIBUTION          OTHER              TOTAL
                                                             -------------------- --------------- ------------------
NINE MONTHS ENDED MARCH 31, 2002
Net sales                                                             $1,008,515          $68,567          $1,077,082
Operating income (loss)                                                   18,057           (2,307)             15,750
Assets used in the business                                              532,894           20,669             553,563
Depreciation                                                              11,263              424              11,687
Capital expenditures                                                       7,535              168               7,703
                                                             -------------------- --------------- ------------------

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                                SERVICE CENTER
                                                                     BASED
                                                                  DISTRIBUTION            OTHER           TOTAL
                                                             ----------------------- ---------------- --------------
NINE MONTHS ENDED MARCH 31, 2001
Net sales                                                             $1,159,968          $75,185          $1,235,153
Operating income (loss)                                                   30,155           (1,668)             28,487
Assets used in the business                                              561,710           42,003             603,713
Depreciation                                                              11,852              490              12,342
Capital expenditures                                                       6,549            1,184               7,733
                                                             ----------------------- ---------------- --------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                                      NINE MONTHS ENDED
                                                                           MARCH 31
                                                            -----------------------------------------
                                                                      2002                  2001
                                                            ---------------------- ------------------
Operating income for
    reportable segment                                             $18,057                 $30,155
Other operating loss                                                (2,307)                 (1,668)
Adjustments for:
    Goodwill amortization                                                                   (3,781)
    Corporate and other income, net of
       allocations (a)                                               6,227                  17,916
                                                            ---------------------- ------------------
Total operating income                                              21,977                  42,622
Interest expense, net                                                5,025                   6,725
Other expense (income)                                                (142)                    448
                                                            ---------------------- ------------------
Income before income taxes                                         $17,094                 $35,449
                                                            ====================== ==================


(a) The allocated items include miscellaneous corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


3.       DERIVATIVE INSTRUMENTS

         In November 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converts the fixed interest rate on a $50,000, 6.6% senior unsecured term note to a floating variable rate based on LIBOR. Terms and settlement dates mirror terms of the 6.6% senior unsecured term note and the swap has been designated as a fair value hedge. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap. At March 31, 2002, the fair value of the interest rate swap was recorded as a liability of $1,140 and the change in fair value of the related underlying debt obligation was recorded as a reduction in long-term debt.

         In July 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converted the fixed interest rate on $47,000 of the $50,000, 6.6% senior unsecured term note to a floating variable rate based on LIBOR. Terms and settlement dates mirrored terms of the 6.6% senior unsecured term note and the swap was designated as a fair value hedge. On October 1, 2001, the Company terminated the swap agreement for a favorable settlement of $2,100. This gain is being amortized as a reduction of interest expense, over the remaining life of the note which matures on December 8, 2007.


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

          In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective July 1, 2001. Had goodwill amortization not been recorded in the quarter ended March 31, 2001 operating income would have been increased to $14,139; net income to $7,696; and net income per share to $.39. For the nine-month period ended March 31, 2001 operating income would have been increased to $45,232; net income to $23,689; and net income per share to $1.19.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


          For purposes of completing impairment testing upon adoption of SFAS 142, the Company determined the fair value of its reporting units utilizing discounted cash flows models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that goodwill associated with its fluid power business was impaired. This impairment is primarily attributed to a downturn in the industrial economy in the years following the Company's fluid power business acquisitions. A non-cash charge totaling $17,600, $12,100 after tax, has been recorded as a change in accounting principle effective July 1, 2001 to write-off the remaining goodwill relating to the fluid power business.


5.       BUSINESS COMBINATIONS

         During the quarter ended December 31, 2001, the Company acquired the stock of a Mexican distributor of bearings and power transmission products for $3,200. The acquisition was accounted for as a purchase in accordance with SFAS 141. Results of the business' operations are included in the accompanying condensed consolidated financial statements from its acquisition date and are immaterial for all periods presented. Goodwill and intangibles, based on allocations of fair values to assets and liabilities acquired, of $2,200 were recognized in connection with this combination.


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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at March 31, 2002 and June 30, 2001, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

LIQUIDITY AND WORKING CAPITAL
Cash provided by operating activities was $46.7 million in the nine months ended March 31, 2002. This compares to $32.4 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control these investments. During the nine month period ended March 31, 2002, inventories decreased approximately $15.0 million due to Company efforts to reduce inventory levels, and accounts receivable decreased $4.3 million due to lower sales volume impacted by the recession in the industrial economy.

CAPITAL RESOURCES
The Company has a committed revolving credit agreement expiring November 2003 with a group of banks. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had $16.3 million of borrowings outstanding under this facility at March 31, 2002. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at March 31, 2002. Unused lines under these facilities totaling $142.7 million are available to fund future acquisitions or other capital and operating requirements.

In November 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converts the fixed interest rate on a $50.0 million 6.6% senior unsecured term note to a floating variable rate based on LIBOR. Terms and settlement dates mirror terms of the 6.6% senior unsecured term note and the swap has been designated as a fair value hedge. The fair value changes in the notes are fully offset in interest expense by the fair value changes in the swap. At March 31, 2002, the fair value of the interest rate swap was recorded as a liability of $1.1 million and the change in fair value of the related underlying debt obligation was recorded as a reduction in long-term debt.

In July 2001, the Company entered into an interest rate swap agreement with a domestic bank. This agreement effectively converted the fixed interest rate on $47.0 million of the $50.0 million, 6.6% senior unsecured term note to a floating variable rate based on LIBOR. On October 1, 2001, the Company terminated this swap agreement for a favorable settlement of $2.1 million. This gain is being amortized as a reduction of interest expense, over the remaining life of the note which matures on December 8, 2007.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 786,000 shares of its common stock for $13.7 million during the nine months ended March 31, 2002. At March 31, 2002, the Company had remaining authorization to repurchase up to 570,000 additional shares.


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Net sales decreased 11.6% from the prior year primarily due to the slowdown in U.S. industrial activity. Gross profit as a percentage of sales increased to 25.4% from 25.0%. This increase primarily is due to improved discounts and allowances from suppliers.

Selling, distribution and administrative expenses as a percent of sales increased to 23.8% from 21.7%. Expenses decreased 3.1% as compared to the same quarter last year due to Company initiatives to control expenses. The adoption of SFAS 142 also eliminated $.9 million of goodwill amortization expense in the quarter ended March 31, 2002.

Interest expense-net for the quarter decreased by 38.0% as compared to the prior year primarily due to a decrease in average borrowings and lower average interest rates.

Income tax expense as a percentage of income before taxes was 38.4% for the quarter ended March 31, 2002 and 38.2% for the quarter ended March 31, 2001.

As a result of the above factors, net income decreased by 61.1% compared to the same quarter of last year. Net income per share - diluted decreased $.21, or 59.8%, which reflects the impact of continued stock repurchases.

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

Net sales decreased 12.8% from the prior year primarily due to the slowdown in U.S. industrial activity. Gross profit as a percentage of sales increased to 25.2% from 25.1%. This increase primarily is due to improved discounts and allowances from suppliers.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Selling, distribution and administrative expenses as a percent of sales increased to 23.1% from 21.7%. Expenses decreased 6.9% as compared to the same period last year primarily due to lower sales commissions and Company initiatives to control expenses. The adoption of SFAS 142 also eliminated $2.6 million of goodwill amortization expense in the nine months ended March 31, 2002.

Interest expense-net for the nine months ended March 31, 2002 decreased by 25.3% as compared to the prior year primarily due to a decrease in average borrowings and lower average interest rates.

Income tax expense as a percentage of income before taxes was 38.5% for the nine months ended March 31, 2002 and 39.2% for the nine months ended March 31, 2001. This decrease is due to lower effective state, local and Canadian tax rates.

As a result of the above factors, net income before cumulative effect of change in accounting decreased by 51.2% compared to the same period last year. Net income per share - diluted before cumulative effect of change in accounting decreased $.54, or 49.8%, which reflects the impact of continued stock repurchases.

In connection with the adoption of SFAS 142, the Company recorded a non-cash impairment charge totaling $12.1 million, after tax, or $.63 per share as a change in accounting principle effective July 1, 2001. This charge wrote-off the remaining goodwill relating to the Company's fluid power business.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
-------------------------------------------------------------------

This Form 10-Q contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect", "believe", "intend", "will", and similar expressions. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

We have evaluated the Company's exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. Variable rate borrowings under its committed revolving credit agreement totaled $16.3 million at March 31, 2002. A 1% increase or decrease in interest rates under this agreement would not have a material impact on our operations, financial position, or cash flows.

The Company uses interest rate swaps to hedge the fair value of a portion of its long-term debt. Interest received or paid is accrued and recognized as interest expense. Any gain or loss realized due to termination of interest rate swap agreements prior to maturity is recognized over the remaining life of the debt. On October 1, 2001, the Company terminated a swap agreement for a gain of $2.1 million, which is being amortized as a reduction of interest expense through December 2007. At March 31, 2002, the Company has an outstanding interest rate swap agreement that matures December 2007 which converts $50.0 million of fixed rate debt to variable-rate debt.

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


ITEM 5.  Other Information.
         ------------------

         Robert C. Stinson, Vice President-Chief Administrative Officer & General Counsel, retired effective March 31, 2002.

         Effective as of Mr. Stinson's retirement, the following individuals were promoted to the offices shown:

              Fred D. Bauer         Vice President-General Counsel & Secretary
              Michael L. Coticchia  Vice President-Human Resources and
                                    Administration


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

                      10 Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) in which 7 executive officers, as well as certain former executive officers, currently participate.

         Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such instrument upon request.


(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002.


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

                              APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                              (Company)


Date: May 8, 2002             By:      /s/ John R. Whitten
                                 ----------------------------------------------
                                       John R. Whitten
                                       Vice President-Chief Financial Officer &
                                                Treasurer

Date: May 8, 2002             By:      /s/ Mark O. Eisele
                                 ----------------------------------------------
                                       Mark O. Eisele
                                       Vice President & Controller

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002


HIBIT NO.                        DESCRIPTION                             PAGE

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

10         Supplemental Executive Retirement Benefits Plan
           (January 1, 2002 Restatement) in which 7 executive
           officers, as well as certain former executive
           officers, currently participate.                            Attached

Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Commission a copy of each such instrument upon request.