Form 10-K
period 2002-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2002-09-23
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2002

                           Commission File No. 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                       OHIO                                 34-0117420
         --------------------------------                   ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of the close of business on August 27, 2002:
$281,516,053.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at August 27, 2002
                    -----                       ------------------------------

         Common Stock, without par value                   19,171,924


                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

         (1) Applied Industrial Technologies, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2002, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

         (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 16, 2002, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

--------------------------------------------------------------------------------

                              CAUTIONARY STATEMENT
                              --------------------
                 UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
                 ----------------------------------------------


         THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE, CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, BASED ON MANAGEMENT'S CURRENT EXPECTATIONS ABOUT THE FUTURE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY QUALIFIERS SUCH AS "EXPECT," "BELIEVE," "INTEND," "WILL," AND SIMILAR EXPRESSIONS. APPLIED INTENDS THAT THE FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS ESTABLISHED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS, AND RELEASES.

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

         APPLIED BELIEVES ITS PRIMARY RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "NARRATIVE DESCRIPTION OF BUSINESS," IN PART I, ITEM 1, SECTION (c), BELOW, AND THE FOLLOWING: CHANGES IN THE ECONOMY OR IN SPECIFIC CUSTOMER INDUSTRY SECTORS; REDUCTION IN MANUFACTURING CAPACITY IN OUR TARGETED GEOGRAPHIC MARKETS DUE TO CONSOLIDATION IN CUSTOMER INDUSTRIES OR THE TRANSFER OF MANUFACTURING CAPACITY TO FOREIGN COUNTRIES; CHANGES IN INTEREST RATES; CHANGES IN CUSTOMER PROCUREMENT POLICIES AND PRACTICES; CHANGES IN PRODUCT MANUFACTURER SALES POLICIES AND PRACTICES; THE AVAILABILITY OF PRODUCTS AND LABOR; CHANGES IN OPERATING EXPENSES; THE EFFECT OF PRICE INCREASES OR DECREASES; THE VARIABILITY AND TIMING OF BUSINESS OPPORTUNITIES INCLUDING ACQUISITIONS, ALLIANCES, CUSTOMER AGREEMENTS, AND SUPPLIER AUTHORIZATIONS; OUR ABILITY TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS AND MARKETING AND OTHER BUSINESS STRATEGIES, INCLUDING ELECTRONIC COMMERCE AND CATALOG INITIATIVES; THE INCURRENCE OF ADDITIONAL DEBT AND CONTINGENT LIABILITIES IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES AND PRACTICES; THE EFFECT OF ORGANIZATIONAL CHANGES WITHIN THE COMPANY; THE EMERGENCE OF NEW COMPETITORS, INCLUDING FIRMS WITH GREATER FINANCIAL RESOURCES; RISKS AND UNCERTAINTIES ASSOCIATED WITH APPLIED'S EXPANSION INTO FOREIGN MARKETS, INCLUDING INFLATION RATES, RECESSIONS, AND FOREIGN CURRENCY EXCHANGE RATES; ADVERSE RESULTS IN SIGNIFICANT LITIGATION MATTERS; ADVERSE REGULATION AND LEGISLATION; AND THE OCCURRENCE OF EXTRAORDINARY EVENTS (INCLUDING PROLONGED LABOR DISPUTES, NATURAL EVENTS AND ACTS OF GOD, FIRES, FLOODS, AND ACCIDENTS).

--------------------------------------------------------------------------------

                                     PART I.

                                ITEM 1. BUSINESS.
                                        ---------

         In this Annual Report on Form 10-K, "Applied" refers to Applied Industrial Technologies, Inc. References to "we," "us," "our," and "the company" refer to Applied and its subsidiaries.

         The company is one of North America's leading distributors of industrial products and fluid power products and systems. In addition, we provide fluid power, mechanical, electrical, and rubber shop services, as well as material handling components and systems. We offer technical application support for our products and provide creative solutions to help customers minimize downtime and reduce overall procurement costs. Although we do not generally manufacture the products we sell, we do assemble and repair certain products and systems. Our sales are primarily in the maintenance and repair operations (MRO) markets, to customers in a wide range of industries, principally in North America. We also sell in original equipment manufacturing
(OEM) markets.

         Applied and its predecessor companies have been engaged in this business since 1923. Applied was incorporated in Delaware in 1928 and reincorporated in Ohio in 1988.

         (a)      General Development of Business.
                  --------------------------------

         The company expanded its presence in Mexico through the October 2001 acquisition of Baleros Industriales, S.A. de C.V. The acquired company has been integrated with the operations of our Applied Mexico subsidiary.

         We also launched the 450-page Fluid Power Connection(TM) catalog of hydraulic and pneumatic components, including air preparation components, pneumatic cylinders and valves, fluid connectors, and hydraulic power units, pumps, motors, brakes, gearboxes, filtration components, and cylinders.

         Further information regarding developments in our business can be found in our 2002 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 through 13, which is incorporated here by reference.

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

         In addition to service center-based distribution, we operate several smaller businesses that primarily sell their products and services directly to customers rather than through the service centers. These operations include specialized fluid power companies and the Engineered Systems and Automation Division.

         Segment financial information can be found in the 2002 Annual Report to shareholders in note 11 to the financial statements on pages 25 and 26, and that information is incorporated here by reference.

         (c)      Narrative Description of Business.
                  ----------------------------------

         Overview. Our service centers, located in 47 states, five western Canadian provinces, Puerto Rico, and Mexico, serve as our primary business channel. As noted in "Financial Information about Segments," above, we also own other operations that sell products and services directly to customers rather than through the service centers.

         Our U.S. operating structure is built around two platforms - industrial products, and fluid power products and systems. The structure divides our U.S. field operations into two primary business units:

         - Industrial Products Unit. This unit includes all of the domestic service centers, through which we distribute bearings and seals, linear motion products, power transmission products, fluid power components, industrial rubber products, general maintenance products, and related specialty items, primarily for maintenance and repair applications. In addition, the Industrial Products Unit includes the company's regional fabricated rubber shops, which modify and repair conveyor belts and provide hose assemblies in accordance with customer requirements, and field crews that perform belt and rubber lining installation and repair services at customer locations. The Industrial Products Unit accounts for a substantial majority of our field operations and sales dollars.

         - Fluid Power Unit. This unit includes our specialized fluid power businesses, which market their products and services directly to customers rather than through the service center network. In addition to distributing fluid power components, the businesses operate shops that assemble fluid power systems and components, perform equipment repair, and offer technical advice to customers. Customers include businesses purchasing for maintenance and repair applications, as well as for original equipment manufacturing applications. The Fluid Power Unit operates in various geographic areas throughout the United States under the following names: Air and Hydraulics Engineering (Southeast), Air Draulics Engineering (Mississippi Valley), Dees Fluid Power (Mid-Atlantic and Northeast), Elect-Air (West Coast), Engineered Sales (Midwest), ESI Power Hydraulics (Midwest), and Kent Fluid Power (West Coast).

         In addition to the foregoing, we operate other businesses within separate organizational structures. Among these businesses are the following:

         - Our Canadian subsidiary, Applied Industrial Technologies Ltd., which operates service centers and shops in five western Canadian provinces under the names Bearing & Transmission, HyPower, and B&T Rubber.

         - Our majority-owned Mexican subsidiary, Applied Mexico, S.A. de C.V., with five service centers in Mexico, four of which operate under the name Baleros Industriales.

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

         These products are generally manufactured by other companies for whom we serve as a non-exclusive distributor. In addition to products, our supplier relationships offer access to technical product training, as well as sales and marketing support. We believe that these relationships are generally good. The loss of certain suppliers could have an adverse effect on our business. Authorizations to represent suppliers may vary by geographic region.

         Net sales by product category for the past three fiscal years can be found in the 2002 Annual Report to shareholders in note 11 to the financial statements on page 26, and that information is incorporated here by reference.

         Services. Our service center associates advise and assist customers with respect to product selection and application. We consider this advice and assistance to be an integral part of our sales efforts. Beyond acting as a mere distributor, we offer product and process solutions involving multiple technologies. These solutions reduce production downtime, as well as overall procurement and maintenance costs for customers. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering competitive pricing, we believe we develop closer, longer-lasting, and more profitable customer relationships.

         Our sales associates include customer service representatives and account managers, as well as product and industry specialists. Customer service representatives receive, process, and expedite customer orders, provide product and pricing information, and assist account managers in serving customers. Account managers make on-site calls to current and potential customers to provide product and price information, identify customer requirements, provide recommendations, and assist in implementing equipment maintenance and storeroom management programs, including our AppliedStore(R) storeroom replenishment system. Using our Documented Value Added(R) software program, account managers measure and document the value to the customer, through cost savings and/or increased productivity, of our services and recommendations. Product and industry specialists assist with applications in their areas of technical expertise. We also have call centers for specific product groups, staffed by technicians who provide consulting and training services.

         We maintain inventory levels at each service center tailored to the local market it serves. These inventories consist of standard items as well as other items that are specific to local customers' immediate needs. We also maintain back-up inventory in nine distribution centers that directly support our service center network and customer needs. The inventory maintained at our facilities allows us to satisfy the just-in-time industrial product needs of our customers.

         In addition to product distribution-related services, we offer shop services to customers. Our fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers) in accordance with customer requirements. Rubber service field crews perform belt and rubber lining installation and repair services at customer locations in certain geographic areas. We also offer, through an alliance with an outside provider, mechanical shop services, including rebuilding and assembly of speed reducers, pumps, valves, cylinders, and hydraulic motors, and custom machining.

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

         Our inventory and sales information systems enhance our ability to serve customers. The point-of-sale OMNEX(R) computer system, on which U.S. service centers operate, gives each service center on-line access to inventory and sales history information. The system permits direct access for order entry, pricing, order expediting, and order review. We also engage in electronic data interchange (EDI) and electronic funds transfer (EFT) with participating customers and suppliers.

         We support our service center network with website and paper catalog marketing channels. AppliedAccess(R) (www.applied-access.com) is our broad line website, providing customers a convenient method to search for products in a vast electronic database, view prices, check inventory levels, place orders, and track order status. Our Maintenance America(R) specialty product catalog and website (www.maintenanceamerica.com) facilitate the ordering of specialty products used by maintenance professionals. And in fiscal 2002, we launched the Fluid Power Connection(TM) catalog of hydraulic and pneumatic components and a related website (www.fluidpowerconnection.com) to facilitate the ordering of these products from our service centers.

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

         Our operations contrast with those of our product manufacturers because the manufacturers generally confine their direct sales activities to large-volume transactions with original equipment manufacturers, which incorporate the components purchased into the products they make. The manufacturers generally do not sell replacement components directly to the customer but instead refer the customer to us or another distributor. There is no assurance that this practice will continue, however, and any discontinuance of this practice could have an adverse effect on our business.

         Markets and Methods of Distribution. We purchase from several thousand product manufacturers and resell the products to customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities. Customers range from the largest industrial concerns in North America to the smallest. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our net sales.

         We have witnessed continued consolidation in recent years in various customer industries. In addition, we continue to observe instances of manufacturing capacity being transferred to foreign countries. Each of these trends could result in reduced manufacturing capacity in our targeted geographic markets and, consequently, reduced demand for our products and services in those markets.

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

         Customers have also increasingly demonstrated a desire to order products through electronic catalogs and Internet-based procurement systems. We have responded to this trend by developing avenues, such as the AppliedAccess(R) website, described above, to provide customers the flexibility to order through their preferred procurement method.

         Some customers have turned to e-commerce software providers and Internet marketplaces to facilitate purchases from multiple suppliers through one electronic interface. We believe that our product and services offerings, geographic breadth, and related immediate and accurate product fulfillment capabilities position us to grow our market share through relationships with selected e-commerce companies. On the other hand, it is possible that emerging electronic procurement models may tend to devalue distributor services such as product selection and application-specific advice, and to narrow product sales margins. At this time, it is too early to assess the long-term impact of this trend on our business.

         Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to the high fragmentation of market share in our industry. Longstanding supplier and customer relationships and our associates' experience do, however, support our competitive position. Competition is based generally on product and service offerings, product availability, price, and having a local presence.

         Our principal competitors are other specialized bearing, power transmission, industrial rubber, fluid power, linear motion, and specialty item distributors, and, to a lesser extent, mill supply and catalog companies. These competitors include local, regional, national, and international operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do. The identity and number of our competitors vary throughout the geographic and product markets in which we conduct business.

         Although we are one of the leading distributors in North America for the major product categories we carry, our market share for those products in any given geographic area may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.

         Backlog and Seasonality. Because of our product resources and distribution network, we do not have a substantial backlog of orders, nor are backlog orders significant at any given time. We do not consider our overall business to be seasonal.

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

         Number of Employees. On June 30, 2002, we had 4,508 employees.

         Working Capital. Our working capital position is disclosed in the financial statements referred to at Item 15 on page 16 of this Report and is discussed in "Management's Discussion and Analysis" in the 2002 Annual Report to shareholders on page 11.

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

         (d)      Financial Information about Geographic Areas.
                  ---------------------------------------------

         Sales by our Canadian and Mexican operations represented 5.5% of our total net sales in fiscal 2002 and 4.7% in 2001. Long-lived assets located outside the United States are not and have not been material.

         Our U.S. operations' export sales during the fiscal year ended June 30, 2002, and prior fiscal years, were less than 2% of net sales, and were not concentrated in a specific geographic area.

         Additional information regarding our foreign operations is included in the 2002 Annual Report to shareholders in note 11 to the financial statements on page 25, and in "Quantitative and Qualitative Disclosures About Market Risk" on page 13, and that information is incorporated here by reference.


                               ITEM 2. PROPERTIES.
                                       -----------

         We own or lease the properties in which our offices, service centers, distribution centers, and shops are located. At June 30, 2002, we owned real properties at 164 locations and leased 261 locations. Certain locations contain multiple operations, such as a shop and a distribution center.

         Our principal owned real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2002 were:

         -    the distribution center in Atlanta, Georgia

         -    the distribution center in Florence, Kentucky

         -    the service center in West Monroe, Louisiana

         -    the service center and rubber shop in Omaha, Nebraska

         - the distribution center in Portland, Oregon (operations were moved to a new leased facility in July 2002)

         -    the distribution center in Carlisle, Pennsylvania

         Our principal leased real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2002 were:

         -    the corporate headquarters facility in Cleveland, Ohio

         -    the distribution center and rubber shop in Fontana, California

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

         -    the fluid power sales office and warehouse in Joppa, Maryland

         -    the service center in Grand Rapids, Michigan

         - the service center and mechanical and fluid power shop in Iron Mountain, Michigan

         -    the service center in Kansas City, Missouri

         -    the inventory return center in Elyria, Ohio

         - the new distribution center in Portland, Oregon (commenced operations in July 2002)

         -    the distribution center and rubber shop in Fort Worth, Texas

         -    the service center in Longview, Washington

         - the distribution center, fluid power shop, and rubber shop in Longview, Washington

         - the offices, service center, and rubber shop in Appleton, Wisconsin

         -    the service center in Milwaukee, Wisconsin

         -    the service center and distribution center in Winnipeg, Manitoba

         -    the offices and fluid power shop in Saskatoon, Saskatchewan


         Except for the Saskatoon fluid power shop and the Joppa, Maryland facility, all of the properties listed above are used in our service center-based distribution segment. The Winnipeg and Longview facilities are used in operations both inside and outside the service center-based distribution segment.

         We consider our properties generally sufficient to meet our requirements for office space and inventory stocking. A service center's size is primarily influenced by the amount of inventory the service center requires to meet its customers' needs. We use all of our owned and leased properties except for certain properties which in the aggregate are not material and are either for sale, lease, or sublease to third parties due to a relocation or closing. We also may lease or sublease to others unused portions of buildings.

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


                       ITEM 3. PENDING LEGAL PROCEEDINGS.
                               --------------------------

         Applied and/or one of its subsidiaries is a party to various pending judicial and administrative proceedings. Based on circumstances currently known, we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ----------------------------------------------------

         No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 2002.


                      EXECUTIVE OFFICERS OF THE REGISTRANT.
                      -------------------------------------

         Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held immediately following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 16, 2001:

                  David L. Pugh. Mr. Pugh is Chairman & Chief Executive Officer (since October 2000) and has served as a member of the Board of Directors since January 2000. He was President & Chief Executive Officer (from January 2000 to October 2000), and prior to that was President & Chief Operating Officer (from January 1999 to January
         2000). Prior to joining Applied, he was Senior Vice President of the Industrial Control Group (from 1996 to 1998) of Rockwell Automation, a division of Rockwell International Corporation. In that position, he was responsible for a global manufacturing operation encompassing three business groups, 5,000 employees, and 13 operating locations. He is 53 years of age.

                  Bill L. Purser. Mr. Purser is President & Chief Operating Officer (since October 2000). Prior to that he was Vice President-Chief Marketing Officer (from February 1999 to October 2000), and Vice President-Marketing & National Accounts (from 1996 to February 1999). He is 59 years of age.

                  Todd A. Barlett. Mr. Barlett is Vice President-Global Business Development (since October 2000). He had served as Vice President-Alliance Systems (from August 1999 to October 2000), Vice President-National Accounts & Alliance Systems (from August 1998 to August 1999), and Vice President-Southeast Area (from 1995 to August
         1998). He is 47 years of age.

                  Fred D. Bauer. Mr. Bauer is Vice President-General Counsel (since April 2002) and Secretary (since October 2001). He had served as Vice President-Legal Services (from May 2000 to April 2002) and Assistant Secretary (from 1994 to October 2001), and had also been Assistant General Counsel (from 1994 to May 2000). He is 36 years of age.

                  Robert A. Christensen. Mr. Christensen is Vice President-Unit President, Fluid Power (since November 2000). Prior to that he was Vice President-Fluid Power Business Development (from April to November
         2000) and Director of Fluid Power Products (from 1994 to April 2000). He is 61 years of age.

                  Michael L. Coticchia. Mr. Coticchia is Vice President-Human Resources and Administration (since April 2002). Prior to that, he served as Vice President-Human Resources and Risk Management (from October 1998 to April 2002) and Assistant Secretary (from 1990 to January 2002), and had also been Director-Human Resources and Risk Management (from 1994 to October 1998). He is 40 years of age.

                  Mark O. Eisele. Mr. Eisele is Vice President & Controller (since October 1997). He was Controller (from 1992 to October 1997). He is 45 years of age.

                  James T. Hopper. Mr. Hopper is Vice President-Chief Information Officer (since January 2000). He had served as Vice President-Information Systems (from 1995 to January 2000). He is 59 years of age.

                  Jeffrey A. Ramras. Mr. Ramras is Vice President-Marketing and Supply Chain Management (since September 2002). He had served as Vice President-Supply Chain Management (from January 2000 to September 2002) and as Vice President-Logistics (from 1995 to January 2000). He is 47 years of age.

                  Richard C. Shaw. Mr. Shaw is Vice President-Communications and Learning (since January 2000). He had served as Vice
         President-Communications, Organizational Learning & Quality Standards (from 1996 to January 2000). He is 53 years of age.

                  John R. Whitten. Mr. Whitten is Vice President-Chief Financial Officer & Treasurer (since October 1997). He was Vice President-Finance & Treasurer (from 1992 to October 1997). He is 56 years of age.


                                    PART II.
                                    --------

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    -------------------------------------------------
                              STOCKHOLDER MATTERS.
                              --------------------

         Applied's Common Stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol AIT. The information concerning the principal market for Applied's Common Stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2002, 2001, and 2000 and the number of shareholders of record as of August 16, 2002 is set forth in the 2002 Annual Report to shareholders on page 29, under the caption "Quarterly Operating Results and Market Data," and that information is incorporated here by reference.

         Information concerning securities authorized for issuance under Applied's equity compensation plans is set forth in Applied's proxy statement dated September 16, 2002 under the caption, "Equity Compensation Plan Information" on page 10, and that information is incorporated here by reference.


                        ITEM 6. SELECTED FINANCIAL DATA.
                                ------------------------

         The summary of selected financial data for the last five years is set forth in the 2002 Annual Report to shareholders in the table on pages 30 and 31 under the caption "10 Year Summary" and is incorporated here by reference.


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS.
                      ------------------------------------

         "Management's Discussion and Analysis" is set forth in the 2002 Annual Report to shareholders on pages 10 through 13 and is incorporated here by reference.


                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ----------------------------------------
                               ABOUT MARKET RISK.
                               ------------------

         The disclosures about market risk required by this item are set forth in Applied's 2002 Annual Report to shareholders on page 13, which information is incorporated here by reference. For further information relating to borrowing and interest rates, see the Liquidity and Capital Resources section of "Management's Discussion and Analysis" and Notes 5 and 6 to the Consolidated Financial Statements in Applied's 2002 Annual Report to shareholders on pages 11, 20 and 21, respectively, which information is incorporated here by reference. In addition, please see "Cautionary Statement under Private Securities Litigation Reform Act" at page 2, above, for additional risk factors relating to our business.


              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                      --------------------------------------------

         The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the independent auditors' report listed below, which are included in the 2002 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed with this Report:

                  Caption                                            Page No.
                  -------                                            --------

         Financial Statements:


                  Statements of Consolidated Income                       14
                  for the Years Ended
                  June 30, 2002, 2001, and 2000

                  Consolidated Balance Sheets                             15
                  June 30, 2002 and 2001

                  Statements of Consolidated Cash Flows                   16
                  for the Years Ended
                  June 30, 2002, 2001, and 2000

                  Statements of Consolidated Shareholders'                17
                  Equity for the Years Ended
                  June 30, 2002,    2001, and 2000

                  Notes to Consolidated Financial Statements            18 - 26
                  for the Years Ended
                  June 30, 2002, 2001, and 2000

         Independent Auditors' Report                                     27

         Supplementary Data:

                  Quarterly Operating Results and                         29
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


                                    PART III.
                                    ---------

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
                   ---------------------------------------------------

         The information required by this Item as to Applied's directors is set forth in Applied's Proxy Statement dated September 16, 2002 on pages 4 through 6 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to

Applied's executive officers has been furnished in this Report on pages 11 and 12 in Part I, after Item 4, under the caption "Executive Officers of the Registrant." The information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Applied's Proxy Statement on page 24 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.


                        ITEM 11. EXECUTIVE COMPENSATION.
                                 -----------------------

         The information required by this Item is set forth in Applied's Proxy Statement dated September 16, 2002, under the captions "Summary Compensation" on page 8, "Option Grants in Last Fiscal Year," "Aggregated Option Exercises and Fiscal Year-End Option Value Table," and "Long-Term Incentive Plans - Awards in Last Fiscal Year" on pages 9 and 10, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" on page 11, "Deferred Compensation Plan," "Officer Retention Program," and "Change in Control Agreements and Other Related Arrangements" on pages 11 through 13, and "Compensation of Directors" and "Deferred Compensation Plan for Non-Employee Directors" on page 17, and is incorporated here by reference.


          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   ---------------------------------------------------
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
                  -------------------------------------------

         Information concerning the security ownership of certain beneficial owners and management and related stockholder matters is set forth in Applied's proxy statement dated September 16, 2002, under the captions "Beneficial Ownership of Certain Applied Shareholders and Management" on page 7 and "Equity Compensation Plan Information" on page 10, and is incorporated here by reference.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                     -----------------------------------------------

         Information concerning certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" on page 18 of Applied's Proxy Statement dated September 16, 2002 and is incorporated here by reference.


                        ITEM 14. CONTROLS AND PROCEDURES.
                                 ------------------------

         There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation of those controls.

                                    PART IV.

          ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                   ----------------------------------------------------
                       SCHEDULES AND REPORTS ON FORM 8-K.
                       ----------------------------------

(a)1.    Financial Statements.
         ---------------------

         The following consolidated financial statements, notes thereto, the independent auditors' report, and supplemental data are included in the 2002 Annual Report to shareholders on pages 14 through 27 and page 29, and are incorporated by reference in Item 8 of this Report.

                                     Caption
                                     -------

                  Statements of Consolidated Income for the Years Ended June 30, 2002, 2001, and 2000

                  Consolidated Balance Sheets at
                  June 30, 2002 and 2001

                  Statements of Consolidated Cash Flows for the Years Ended June 30, 2002, 2001, and 2000

                  Statements of Consolidated Shareholders'
                  Equity for the Years Ended June 30, 2002,
                  2001, and 2000

                  Notes to Consolidated Financial Statements for the Years Ended June 30, 2002, 2001, and 2000

                  Independent Auditors' Report

                  Supplementary Data:
                    Quarterly Operating Results and Market Data

(a)2.    Financial Statement Schedule.
         -----------------------------

         The following report and schedule are included in this Part IV, and are found in this Report at the pages indicated:

                           Caption                               Page No.
                           -------                               --------

                  Independent Auditors' Report                      22


                  Schedule II - Valuation and                       23
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

                  4(b) Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(f) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  4(c) Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  4(d) $150,000,000 Credit Agreement dated as of November 5, 1998 among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  4(e) Rights Agreement, dated as of February 2, 1998, between Applied and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  *10(a) Form of Change in Control Agreement (amended and restated as of August 8, 2001) between Applied and each of its executive officers (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

                  *10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 16, 2002, SEC File No. 1-2299, on page 17, under the caption "Compensation of Directors," and is incorporated here by reference.

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

                  *10(h) Applied Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) in which 7 executive officers (as well as certain former executive officers) currently participate (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

                  *10(i) Applied Deferred Compensation Plan (January 1, 1997 Restatement) (filed as Exhibit 10(j) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(j) First Amendment to Deferred Compensation Plan dated May 1, 1998 (filed as Exhibit 10(j) to Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  *10(k) Second Amendment to Deferred Compensation Plan effective as of October 1, 2000 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  *10(l) Third Amendment to Deferred Compensation Plan effective as of January 16, 2001 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

                  *10(m) 1997 Long-Term Performance Plan adopted by Shareholders on October 21, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

                  *10(n) Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as Exhibit 10(m) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(o) First Amendment to Applied Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  *10(p) Second Amendment to Applied Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

                  *10(q) Retention Program for James T. Hopper, Vice President-Chief Information Officer, dated March 30, 2000 (filed as Exhibit 10(o) to Applied's Form 10-K for the year ended June 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  10(r) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

                  *10(s) Consulting, Non-competition and Confidentiality Agreement among Applied, Oak Grove Consulting Group, Inc., and J. Michael Moore dated July 31, 1997 (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

                  *10(t) Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

                  13 Applied 2002 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

                  21          Applied's subsidiaries at June 30, 2002.

                  23          Independent Auditors' Consent.

                  24          Powers of attorney.

                  99(a) Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

                  99(b) Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

                  99(c) Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.


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

         None during the quarter ended June 30, 2002.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Shareholders and Board of Directors
Applied Industrial Technologies, Inc.

         We have audited the consolidated balance sheets of Applied Industrial Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the years in the three year period ended June 30, 2002 and have issued our report thereon dated August 6, 2002; such consolidated financial statements and report are included in your 2002 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Cleveland, Ohio
August 6, 2002

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
              ----------------------------------------------------

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------

                     COLUMN A                   COLUMN B             COLUMN C                     COLUMN D            COLUMN E
                     --------                   --------      --------------------------          --------            --------

                                                              ADDITIONS       ADDITIONS
                                               BALANCE AT     CHARGED TO      CHARGED TO         DEDUCTIONS            BALANCE
                                               BEGINNING      COSTS AND         OTHER               FROM              AT END OF
                    DESCRIPTION                OF PERIOD      EXPENSES        ACCOUNTS             RESERVE             PERIOD
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JUNE 30 2002:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                      $5,400         $4,488                              $3,888 (A)           $5,600
                                                                                                      400 (B)

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

(B) Amounts represent reserves for the return of merchandise by customers.

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

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ David L. Pugh                            /s/ Bill L. Purser
----------------------------------------     -----------------------------------
David L. Pugh, Chairman &                    Bill L. Purser, President &
Chief Executive Officer                      Chief Operating Officer

/s/ John R. Whitten                          /s/ Mark O. Eisele
----------------------------------------     -----------------------------------
John R. Whitten                              Mark O. Eisele
Vice President-Chief Financial Officer       Vice President & Controller
& Treasurer                                  (Principal Accounting Officer)

Date:  September 23, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         *                                            *
----------------------------------------     -----------------------------------
William G. Bares, Director                   Dr. Roger D. Blackwell, Director

         *                                            *
----------------------------------------     -----------------------------------
William E. Butler, Director                  Thomas A. Commes, Director

         *                                            *
----------------------------------------     -----------------------------------
Peter A. Dorsman, Director                   Russell R. Gifford, Director

         *                                            *
----------------------------------------     -----------------------------------
L. Thomas Hiltz, Director                    Edith Kelly-Green, Director

         *                                   /s/ David L. Pugh
----------------------------------------     -----------------------------------
J. Michael Moore, Director                   David L. Pugh, Chairman & Chief
                                             Executive Officer and Director

         *                                            *
----------------------------------------     -----------------------------------
Dr. Jerry Sue Thornton, Director             Stephen E. Yates, Director

/s/ Fred D. Bauer
----------------------------------------
Fred D. Bauer, as attorney in fact
for persons indicated by "*"

Date: September 23, 2002

                                 CERTIFICATIONS
                                 --------------

I, David L. Pugh, Chairman & Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Applied Industrial Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and,

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 23, 2002

                                         /s/ David L. Pugh
                                         ---------------------------------------
                                         David L. Pugh
                                         Chairman & Chief Executive Officer


I, John R. Whitten, Vice President-Chief Financial Officer & Treasurer, certify that:

     1. I have reviewed this annual report on Form 10-K of Applied Industrial Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and,

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 23, 2002

                                         /s/ John R. Whitten
                                         ---------------------------------------
                                         John R. Whitten
                                         Vice President-Chief Financial Officer
                                                  & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2002

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

4(b) Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(f) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c) Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4(d) $150,000,000 Credit Agreement dated as of November 5, 1998 among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(e) Rights Agreement, dated as of February 2, 1998, between Applied and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(a) Form of Change in Control Agreement (amended and restated as of August 8, 2001) between Applied and each of its executive officers (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 16, 2002, SEC File No. 1-2299, on page 17, under the caption "Compensation of Directors," and is incorporated here by reference.

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

*10(h) Applied Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) in which 7 executive officers (as well as certain former executive officers) currently participate (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

*10(i) Applied Deferred Compensation Plan (January 1, 1997 Restatement) (filed as Exhibit 10(j) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(j) First Amendment to Deferred Compensation Plan dated May 1, 1998 (filed as Exhibit 10(j) to Applied's Form 10-K for the year ended June 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(k) Second Amendment to Deferred Compensation Plan effective as of October 1, 2000 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10(l) Third Amendment to Deferred Compensation Plan effective as of January 16, 2001 (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(m) 1997 Long-Term Performance Plan adopted by Shareholders on October 21, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(n) Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as Exhibit 10(m) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(o) First Amendment to Applied Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10(p) Second Amendment to Applied Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(q) Retention Award Program for James T. Hopper, Vice President-Chief Information Officer, dated March 30, 2000 (filed as Exhibit 10(o) to Applied's Form 10-K for the year ended June 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

10(r) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(s) Consulting, Non-competition and Confidentiality Agreement among Applied, Oak Grove Consulting Group, Inc., and J. Michael Moore dated July 31, 1997 (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended September 30, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(t) Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

13 Applied 2002 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are
                  expressly incorporated by reference).                 Attached

21                Applied's subsidiaries at June 30, 2002.              Attached

23                Independent Auditors' Consent.                        Attached

24                Powers of Attorney.                                   Attached

99(a)             Statement Under Oath of Principal Executive Officer
                  Regarding Facts and Circumstances Relating to Exchange
                  Act Filings.                                          Attached

99(b)             Statement Under Oath of Principal Financial Officer
                  Regarding Facts and Circumstances Relating to Exchange
                  Act Filings.                                          Attached

99(c)             Certification of Principal Executive Officer and
                  Principal Financial Officer Pursuant to 18 U.S.C.
                  1350.                                                 Attached