Form 10-Q
period 2002-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2002-11-12
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 2002
                                 -------------------------------------------

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

Yes     X         No
      -----

Shares of common stock outstanding on   October 31, 2002             19,101,412
                                      ------------------------------------------
                                                                  (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                                      INDEX




----------------------------------------------------------------------------
                                                                                      Page No.
 Part I:   FINANCIAL INFORMATION

          Item 1:     Financial Statements

                      Condensed Statements of Consolidated Income -                       2
                      Three Months Ended September 30, 2002 and 2001

                      Condensed Consolidated Balance Sheets -                             3
                      September 30, 2002 and June 30, 2002

                      Condensed Statements of Consolidated Cash Flows -                   4
                      Three Months Ended September 30, 2002 and 2001

                      Notes to Condensed Consolidated Financial Statements               5 -7


          Item 2:     Management's Discussion and Analysis of                            8-10
                      Financial Condition and Results of Operations

          Item 3:     Quantitative and Qualitative Disclosures About Market Risk          11

          Item 4:     Controls and Procedures                                             12


 Part II:  OTHER INFORMATION

          Item 1:    Legal Proceedings                                                    13

          Item 5:    Other Information                                                    13

          Item 6:    Exhibits and Reports on  Form 8-K                                    14


 Signatures                                                                               16

 Certifications of Disclosure                                                           17-19

PART I:      FINANCIAL INFORMATION
ITEM I:      Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


------------------------------------------------------------------------------------------------------------------------------------


                                                                                          Three Months Ended
                                                                                             September 30
                                                                                         2002             2001
                                                                                   -------------------------------


 Net Sales                                                                         $    368,019       $    367,990
 Cost of sales                                                                          278,117            275,559
                                                                                   ------------       ------------
 Gross Profit                                                                            89,902             92,431
 Selling, distribution and
     administrative expenses                                                             82,058             82,319
                                                                                   ------------       ------------
 Operating Income                                                                         7,844             10,112
 Interest expense, net                                                                    1,261              1,893
 Other, net                                                                                 288                250
                                                                                   ------------       ------------
 Income Before Income Taxes                                                               6,295              7,969
 Income Taxes                                                                             2,390              3,080
                                                                                   ------------       ------------
Income before cumulative effective of change in accounting                                3,905              4,889
Cumulative effect of change in accounting                                                                  (12,100)
                                                                                   ------------       ------------
 Net Income (Loss)                                                                 $      3,905       $     (7,211)
                                                                                   ============       ============

 Earnings Per Share - Basic
  Before cumulative effect of change in accounting                                 $       0.21       $       0.25
  Cumulative effect of change in accounting                                                                  (0.63)
                                                                                   ------------       ------------
  Net Income (Loss)                                                                $       0.21       $      (0.38)
                                                                                   ============       ============

 Earnings Per Share - Diluted
  Before cumulative effect of change in accounting                                 $       0.20       $       0.25
  Cumulative effect of change in accounting                                                                  (0.63)
                                                                                   ------------       ------------
  Net Income (Loss)                                                                $       0.20       $      (0.38)
                                                                                   ============       ============
 Cash dividends per common
  share                                                                            $       0.12       $       0.12
                                                                                   ============       ============

 Weighted average common shares
   outstanding for basic computation                                                     19,016             19,355

  Dilutive effect of stock options
    and awards                                                                              273                321
                                                                                   ------------       ------------

  Adjusted average common shares
     outstanding for diluted computation                                                 19,289             19,676
                                                                                   ============       ============

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                September 30            June 30
                                                                                    2002                  2002
                                                                              ---------------        --------------
                                                                                (Unaudited)
                                         ASSETS
 Current assets
    Cash and temporary investments                                             $     44,044           $     23,060
    Accounts receivable, less allowances
     of $6,100 and $5,600                                                           174,707                180,904
    Inventories  (at LIFO)                                                          159,834                166,083
    Other current assets                                                             10,857                 11,011
                                                                               ------------           ------------
Total current assets                                                                389,442                381,058
Property, less accumulated depreciation
     of $81,151 and $81,229                                                          80,664                 83,095
Goodwill                                                                             46,344                 46,410
Other assets                                                                         22,338                 24,003
                                                                               ------------           ------------

  TOTAL ASSETS                                                                 $    538,788           $    534,566
                                                                               ============           ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                           $     85,334           $     76,316
    Other accrued liabilities                                                        45,676                 54,098
                                                                               ------------           ------------
Total current liabilities                                                           131,010                130,414
Long-term debt                                                                       84,865                 83,478
Other liabilities                                                                    22,938                 22,527
                                                                               ------------           ------------
  TOTAL LIABILITIES                                                                 238,813                236,419
                                                                               ------------           ------------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued                                         10,000                 10,000
Additional paid-in capital                                                           84,582                 84,517
Income retained for use in the business                                             280,647                279,046
Treasury shares - at cost, 4,941 and 4,893 shares                                   (75,810)               (74,900)
Unearned restricted common stock compensation                                          (629)                  (832)
Accumulated other comprehensive income                                                1,185                    316
                                                                               ------------           ------------
  TOTAL SHAREHOLDERS' EQUITY                                                        299,975                298,147
                                                                               ------------           ------------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                                     $    538,788           $    534,566
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
                             (Amounts in thousands)


                                                                                                    Three Months Ended
                                                                                                        September 30
                                                                                                 2002                  2001
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                                            $      3,905           $     (7,211)
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Cumulative effect of accounting change                                                                          12,100
       Depreciation and amortization                                                             4,000                  4,721
       Gain on sale of property                                                                 (1,329)                   (71)
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                                                 13,587                 16,724
       Other - net                                                                                 753                    900
-----------------------------------------------------------------------------------------------------------------------------
Net Cash provided by Operating Activities                                                       20,916                 27,163
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Property purchases                                                                          (2,884)                (3,583)
    Proceeds from property sales                                                                 2,931                    375
    Deposits and other                                                                           1,488                    191
-----------------------------------------------------------------------------------------------------------------------------
Net Cash provided by (used in) Investing Activities                                              1,535                 (3,017)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Borrowings and repayments under revolving credit agreements - net                                                  (3,547)
    Proceeds from termination of interest rate swap                                              2,517                  2,038
    Dividends paid                                                                              (2,304)                (2,363)
    Purchases of treasury shares                                                                (1,773)                (9,334)
    Other                                                                                           93                  1,148
-----------------------------------------------------------------------------------------------------------------------------
Net Cash used in Financing Activities                                                           (1,467)               (12,058)
-----------------------------------------------------------------------------------------------------------------------------
Increase in cash and temporary
    investments                                                                                 20,984                 12,088
Cash and temporary investments
    at beginning of period                                                                      23,060                 13,981
-----------------------------------------------------------------------------------------------------------------------------
Cash and Temporary Investments
    at End of Period                                                                      $     44,044           $     26,069
=============================================================================================================================


See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

-------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to a fair statement of operations of the interim periods have been made. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for year ended June 30, 2002.

         The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.


2.       SEGMENT INFORMATION

          The accounting policies of the segments are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Intersegment sales are not significant. All segment operating results are in the United States, Canada, Mexico and Puerto Rico. Operations in Canada, Mexico and Puerto Rico represent approximately 6% of the total net sales of Applied and therefore are not presented separately. In addition, over 35% of the Canadian operations' net sales are included in the "Other" segment relating to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------


SEGMENT FINANCIAL INFORMATION:
                                                                SERVICE CENTER
                                                                     BASED
                                                                  DISTRIBUTION         OTHER              TOTAL
                                                             --------------------   ---------------  ------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Net sales                                                               $344,634          $23,385            $368,019
Operating profit                                                           9,463               60               9,523
Assets used in the business                                              513,855           24,933             538,788
Depreciation                                                               3,597              116               3,713
Capital expenditures                                                       2,732              152               2,884
                                                             ----------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001
Net sales                                                               $342,911          $25,079            $367,990
Operating profit (loss)                                                    6,657             (270)              6,387
Assets used in the business (a)                                          540,537           25,470             566,007
Depreciation                                                               3,820              151               3,971
Capital expenditures                                                       3,522               61               3,583
                                                             ----------------------------------------------------------

(a) Adjusted to reflect the SFAS 142 goodwill impairment adjustment retroactively recorded effective July 1, 2001.

The following is a reconciliation from the segment operating profit to the condensed consolidated balances:


                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                            ---------------------------------------
                                                                      2002                    2001
                                                            ---------------------------------------
Operating income for
    reportable segment                                              $9,463                  $6,657
Other operating income (loss)                                           60                    (270)
Adjustments for:
    Other intangible amortization                                     (243)                   (462)
    Corporate and other income (expense), net of
       allocations (b)                                              (1,436)                  4,187
                                                            ---------------------------------------
Total operating income                                               7,844                  10,112
Interest expense, net                                                1,261                   1,893
Other expense                                                          288                     250
                                                            ---------------------------------------
Income before income taxes                                          $6,295                  $7,969
                                                            =======================================

 (b) The change in corporate and other income (expense), net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

--------------------------------------------------------------------------------

3.       DERIVATIVE INSTRUMENTS

         In August 2002, the Company terminated its November 2001 interest rate swap agreement for a favorable settlement of $2,517. This gain will be amortized as a reduction in interest expense over the remaining life of the Company's $50,000 6.6% senior unsecured term notes, which mature in December 2007.

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, the Company adopted this standard. Under SFAS 142, goodwill is no longer amortized, but is tested for impairment upon adoption and at least annually thereafter. The Company's other intangible assets relate to non-competition agreements and continue to be amortized over the lives of the agreements which primarily are five years. Upon adoption of SFAS 142, a non-cash charge totaling $17,600, $12,100 after tax, was retroactively recorded as a change in accounting principle effective July 1, 2001 to write-off the remaining goodwill relating to the fluid power business.

5.       SUBSEQUENT EVENT

         In October 2002, the Company acquired assets of a Canadian distributor of industrial products for approximately $12 million. The results of the acquired business operations will be included in our service center based distribution segment from the acquisition date. Results of operations for this acquisition are not material for all periods presented. The Company is still in the process of completing the purchase price allocation of fair values to the assets and liabilities acquired.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for Impairment or Disposals of Long-Lived Assets". The Company adopted SFAS 144 as of July 1, 2002. This statement requires a company to examine the value of its long-lived assets, whether in use or held for sale, to determine if the current carrying value is greater than its fair market value. The carrying value is based on the real estate market in their respective areas. The adoption of SFAS 144 did not have a material impact on the consolidated statements.

         In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement is effective for exit or disposal activities that are initiated after December 31, 2002, but earlier adoption is permitted. The Company adopted SFAS 146 effective July 1, 2002. The adoption of this statement did not have a material impact on the consolidated statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at September 30, 2002 and June 30, 2002, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $20.9 million in the three months ended September 30, 2002. This compares to $27.2 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control its investments in inventories and receivables. During the three month period ended September 30, 2002, inventories decreased approximately $6.2 million due to Company efforts to reduce inventory levels, accounts receivable decreased $5.4 million due to improved collections and lower sales volume, and accounts payable increased $1.0 million due to timing of trade payments. Cash flow from operations decreased $6.2 million for the period ended September 30, 2002 compared to the comparable period in the prior year primarily due to the timing of payments on trade payables.

The Company has a committed revolving credit agreement expiring in November 2003 with a group of banks. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had no borrowings outstanding under this facility at September 30, 2002. The Company also has a $15.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at September 30, 2002. Unused lines under these facilities totaling $159.8 million are available to fund future acquisitions or other capital and operating requirements.

In August 2002, the Company terminated an interest rate swap agreement for a favorable settlement of $2.5 million. This gain will be amortized as a reduction in interest expense over the remaining life of the Company's $50.0 million 6.6% senior unsecured term notes, which mature in December 2007.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 104,000 shares of its common stock for $1.8 million during the three months ended September 30, 2002. At September 30, 2002, the Company had remaining authorization to repurchase up to 435,000 additional shares.

OTHER MATTERS
In October 2002, the Company acquired assets of a Canadian distributor of industrial products for approximately $12.0 million. The results of the acquired business operations will be included in our service center based distribution segment from the acquisition date.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Net sales were flat compared to the prior year primarily due to the weak U.S. industrial economy. Gross profit as a percentage of sales decreased to 24.4% from 25.1%. This decrease is indicative of the tough competitive climate induced by shrinking demand.

Selling, distribution and administrative expenses were flat compared to the prior year, although as a percent of sales they decreased slightly to 22.3% from 22.4%. This is primarily due to a $1.5 million gain on the sale of a recently vacated distribution center located in Portland, Oregon offset by an increase in medical and general insurance costs and incentive compensation accruals. During the quarter, the Company opened a new distribution center in Portland, Oregon financed under an operating lease.

Interest expense-net for the quarter decreased by 33.4% as compared to the prior year primarily due to a decrease in average borrowings and lower average interest rates.

Income tax expense as a percentage of income before taxes was 38.0% for the quarter ended September 30, 2002 and 38.6% for the quarter ended September 30, 2001. This decrease is due to lower effective state, local and Canadian tax rates.

As a result of the above factors, but primarily due to the gross margin decline, net income before cumulative effect of change in accounting decreased by 20.1% compared to the same quarter of last year. This resulted in a lesser impact on net income per share before cumulative effect of change in accounting, which decreased $.05 or 18.5%, due to continued stock repurchases.

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

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industries; reduction in manufacturing capacity in the Company's targeted geographic markets due to consolidation in customer industries or the transfer of manufacturing capacity to foreign countries; changes in interest rates; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases in both procuring and selling products and services; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and marketing and other business strategies; the incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; risks and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, and foreign currency exchange rates; adverse results in significant litigation matters; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, war, natural events and acts of God, fires, floods and accidents).

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


--------------------------------------------------------------------------------

We have evaluated the Company's exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at September 30, 2002. In August 2002, the Company terminated a November 2001 interest rate swap agreement for a favorable settlement of $2.5 million. This gain will be amortized as a reduction in interest expense over the remaining life of the Company's $50.0 million 6.6% senior unsecured term notes which mature in December 2007.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as of foreign-currency denominated debt. Hedging of the US dollar denominated debt used to fund a substantial portion of Company's net investment in its Canadian operations is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged, because the Mexican activity is not material. The impact on the Company's future earnings from exposure to changes in foreign currency exchange rates is expected to be immaterial.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

                         ITEM 4: CONTROLS AND PROCEDURES


--------------------------------------------------------------------------------

Management, under the supervision and with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), has evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and the CFO have concluded as of the evaluation date, that such disclosure controls and procedures are effective in timely alerting them to material information about the Company required to be included in the Company's Exchange Act reports.

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of management's evaluation of those controls.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         ------------------

         Applied Industrial Technologies, Inc. and/or one of its subsidiaries is a party to various pending judicial and administrative proceedings. Based on circumstances currently known, the Company does not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 5.  Other Information.
         ------------------

(a)      Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At the Company's Annual Meeting of Shareholders held on October 22, 2002, there were 19,171,924 shares of common stock entitled to vote. The shareholders voted on the matters submitted to the meeting as follows:

         1. Election of four persons to be directors of Class III for a term of three years:

                                                 For                  Withheld
                                                 ---                  --------

                  William E. Butler           15,515,399             2,013,964
                  Russell R. Gifford          15,522,560             2,006,803
                  L. Thomas Hiltz             15,550,570             1,978,793
                  David L. Pugh               15,765,306             1,764,057

                  The terms of the Class I directors, including Thomas A. Commes, Peter A. Dorsman, J. Michael Moore, and Jerry Sue Thornton, and of the Class II directors, including William G. Bares, Roger D. Blackwell, Edith Kelly-Green, and Stephen E. Yates, continued after the meeting.

         2. Ratification of the Board of Directors' appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2003.

                                    For             Withheld          Abstain
                                    ---             --------          -------

                                16,847,924          655,918            25,521

         3.       Approval of the 1997 Long-Term Performance Plan.

                                    For              Withheld        Abstain
                                    ---              --------        -------

                                 13,451,269          4,002,378       75,716

         Discretionary voting was authorized as to the matters submitted. There were no broker non-votes.


(b)      Election of Officers.
         ---------------------

         At its organizational meeting held on October 22, 2002, the Board of Directors elected the following officers of the Company:

                  David L. Pugh             Chairman & Chief Executive Officer
                  Bill L. Purser            President & Chief Operating Officer
                  Todd A. Barlett           Vice President-Global Business Development
                  Fred D. Bauer             Vice President-General Counsel & Secretary
                  Michael L. Coticchia      Vice President-Human Resources and Administration
                  Mark O. Eisele            Vice President & Controller
                  James T. Hopper           Vice President-Chief Information Officer
                  Jeffrey A. Ramras         Vice President-Marketing and Supply Chain Management
                  Richard C. Shaw           Vice President-Communications and Learning
                  John R. Whitten           Vice President-Chief Financial Officer &
                                               Treasurer
                  Jody A. Chabowski         Assistant Controller
                  Joseph D. King            Assistant Secretary
                  Alan M. Krupa             Assistant Treasurer


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

                      4(d) $150,000,000 Credit Agreement dated as of November 5, 1998 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

                      4(e) Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

                      10 1997 Long-Term Performance Plan, as approved by shareholders on October 22, 2002.


(b) The Company filed the following Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002:

         1. Filing on August 16, 2002, reporting under Item 5 that J. Michael Moore, a Company director, entered into a trading plan with Allianz Private Client Services, pursuant to SEC Rule 10b5-1, to sell up to 100,000 shares of Company common stock held by Mr. Moore.

         2. Filing on September 23, 2002, reporting under Item 9 that David L. Pugh, the Company's Chairman & Chief Executive Officer (Principal Executive Officer), and John R. Whitten, the Company's Vice President-Chief Financial Officer & Treasurer (Principal Financial Officer), submitted to the Securities and Exchange Commission the sworn statements required by the Commission's Order No. 4-460.


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

                                 APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                 (Company)


Date:  November 12, 2002         By:    /s/ David L. Pugh
                                     ------------------------------------------
                                        David L. Pugh
                                        Chairman & Chief Executive Officer


Date:  November 12, 2002         By:    /s/ John R. Whitten
                                     ------------------------------------------
                                        John R. Whitten
                                        Vice President-Chief Financial Officer
                                               & Treasurer

          Certifications of Disclosure in Quarterly Report on Form 10-Q
         --------------------------------------------------------------


I, David L. Pugh, Chairman & Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Applied Industrial Technologies, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                        /s/ David L. Pugh
                                        ----------------------------------------
                                        David L. Pugh
                                        Chairman & Chief Executive Officer


I, John R. Whitten, Vice President-Chief Financial Officer & Treasurer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Applied Industrial Technologies, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                      /s/  John R. Whitten
                                      -----------------------------------------
                                      John R. Whitten
                                      Vice President-Chief Financial Officer &
                                      Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

           4(d)       $150,000,000 Credit Agreement dated as of
                      November 5, 1998 among the Company, KeyBank

                      National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30, 1998, SEC File No. 1-2299, and incorporated here by reference).

           4(e) Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

           10         1997 Long-Term Performance Plan, as             Attached
                      approved by shareholders on
                      October 22, 2002.