Form 10-Q
period 2002-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2003-02-12
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2002

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

Yes [X] No [ ]

Shares of common stock outstanding on January 31, 2003              18,985,770
                                                                  (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX

Part I: FINANCIAL INFORMATION                                                 Page No.
         Item 1: Financial Statements

                 Condensed Statements of Consolidated Income -
                 Three Months and Six Months Ended
                 December 31, 2002 and 2001                                        2

                 Condensed Consolidated Balance Sheets -
                 December 31, 2002 and June 30, 2002                               3

                 Condensed Statements of Consolidated Cash Flows -
                 Six Months Ended December 31, 2002 and 2001                       4

                 Notes to Condensed Consolidated Financial Statements             5-10

                 Review By Independent Public Accountants                          11

         Item 2: Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   12-15

         Item 3: Quantitative and Qualitative Disclosures About Market Risk        16

         Item 4: Controls and Procedures                                           17

Part II: OTHER INFORMATION

         Item 1: Legal Proceedings                                                 18

         Item 4: Submission of Matters to a Vote of Security Holders               18

         Item 5: Other Information                                                 18

         Item 6: Exhibits and Reports on  Form 8-K                                 19

Signatures                                                                         20

Certifications of Disclosure                                                     21-23

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

                                                               Three Months Ended         Six Months Ended
                                                                   December 31               December 31
                                                               2002          2001         2002         2001
                                                             ---------    ---------    ---------   ---------
Net Sales                                                    $ 355,707    $ 347,550    $ 723,726   $ 715,540
Cost of sales                                                  264,516      260,537      542,633     536,096
                                                             ---------    ---------    ---------   ---------
Gross Profit                                                    91,191       87,013      181,093     179,444
Selling, distribution and
  administrative expenses                                       83,871       80,981      165,929     163,300
                                                             ---------    ---------    ---------   ---------
Operating Income                                                 7,320        6,032       15,164      16,144
Interest expense, net                                            1,342        1,754        2,603       3,647
Other, net                                                          38         (450)         326        (200)
                                                             ---------    ---------    ---------   ---------
Income Before Income Taxes                                       5,940        4,728       12,235      12,697
Income Taxes                                                     2,080        1,810        4,470       4,890
                                                             ---------    ---------    ---------   ---------
Income before cumulative effective of change in accounting       3,860        2,918        7,765       7,807
Cumulative effect of change in accounting                                                            (12,100)
                                                             ---------    ---------    ---------   ---------
 Net Income (Loss)                                           $   3,860    $   2,918    $   7,765   $  (4,293)
                                                             =========    =========    =========   =========

Earnings Per Share - Basic
  Before cumulative effect of change in accounting           $    0.20    $    0.15    $    0.41   $    0.41
  Cumulative effect of change in accounting                                                            (0.63)
                                                             ---------    ---------    ---------   ---------
  Net Income (Loss)                                          $    0.20    $    0.15    $    0.41   $   (0.22)
                                                             =========    =========    =========   =========

Earnings Per Share - Diluted
  Before cumulative effect of change in accounting           $    0.20    $    0.15    $    0.40   $    0.40
  Cumulative effect of change in accounting                                                            (0.63)
                                                             ---------    ---------    ---------   ---------
  Net Income (Loss)                                          $    0.20    $    0.15    $    0.40   $   (0.23)
                                                             =========    =========    =========   =========
Cash dividends per common
  share                                                      $    0.12    $    0.12    $    0.24   $    0.24
                                                             =========    =========    =========   =========

Weighted average common shares
  outstanding for basic computation                             18,954       18,972       18,985      19,163

Dilutive effect of stock options
  and awards                                                       279          313          282         326
                                                             ---------    ---------    ---------   ---------

Adjusted average common shares
  outstanding for diluted computation                           19,233       19,285       19,267      19,489
                                                             =========    =========    =========   =========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                            December 31       June 30
                                                               2002            2002
                                                           ------------    ------------
                                   ASSETS
Current assets
    Cash and temporary investments                         $     25,479    $     23,060
    Accounts receivable, less allowances
     of $6,200 and $5,600                                       164,483         180,904
    Inventories  (at LIFO)                                      181,791         166,083
    Other current assets                                         11,452          11,011
                                                           ------------    ------------
Total current assets                                            383,205         381,058
Property, less accumulated depreciation
     of $82,383 and $81,229                                      79,101          83,095
Goodwill                                                         49,938          46,410
Other assets                                                     22,676          24,003
                                                           ------------    ------------

  TOTAL ASSETS                                             $    534,920    $    534,566
                                                           ============    ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                       $     81,319    $     76,316
    Other accrued liabilities                                    50,575          54,098
                                                           ------------    ------------
Total current liabilities                                       131,894         130,414
Long-term debt                                                   78,953          83,478
Other liabilities                                                23,671          22,527
                                                           ------------    ------------
  TOTAL LIABILITIES                                             234,518         236,419
                                                           ------------    ------------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued                     10,000          10,000
Additional paid-in capital                                       84,660          84,517
Income retained for use in the business                         282,215         279,046
Treasury shares - at cost, 5,003 and 4,893 shares               (76,971)        (74,900)
Unearned restricted common stock compensation                      (427)           (832)
Accumulated other comprehensive income                              925             316
                                                           ------------    ------------
  TOTAL SHAREHOLDERS' EQUITY                                    300,402         298,147
                                                           ------------    ------------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                 $    534,920    $    534,566
                                                           ============    ============

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                           Six Months Ended
                                                                              December 31
                                                                           2002         2001
                                                                         --------     --------
Cash Flows from Operating Activities
    Net income                                                           $  7,765     $ (4,293)
    Adjustments to reconcile net income to cash provided by
       operating activities:
       Cumulative effect of accounting change                                           12,100
       Depreciation and amortization                                        7,623        9,508
       Gain on sale of property                                            (2,577)        (294)
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                             8,206       11,174
       Other - net                                                          1,581        1,548
                                                                         --------     --------
Net Cash provided by Operating Activities                                  22,598       29,743
                                                                         --------     --------
Cash Flows from Investing Activities
    Property purchases                                                     (5,049)      (5,872)
    Proceeds from property sales                                            5,151        1,223
    Net cash paid for acquisition of businesses                           (10,255)      (2,574)
    Deposits and other                                                      1,426         (520)
                                                                         --------     --------
Net Cash used in Investing Activities                                      (8,727)      (7,743)
                                                                         --------     --------
Cash Flows from Financing Activities
    Borrowings and repayments under revolving credit agreements - net                    3,718
    Long-term debt repayments                                              (5,714)      (5,714)
    Proceeds from termination of interest rate swap                         2,517        2,038
    Dividends paid                                                         (4,596)      (4,665)
    Purchases of treasury shares                                           (3,934)     (11,741)
    Other                                                                     275        1,376
                                                                         --------     --------
Net Cash used in Financing Activities                                     (11,452)     (14,988)
                                                                         --------     --------
Increase in cash and temporary
    investments                                                             2,419        7,012
Cash and temporary investments
    at beginning of period                                                 23,060       13,981
                                                                         --------     --------
Cash and Temporary Investments
    at End of Period                                                     $ 25,479     $ 20,993
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

      The results of operations for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year.

      Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

2.    SEGMENT INFORMATION

      The accounting policies of the segments are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Intersegment sales are not significant. Operating results are in the United States, Canada, Mexico and Puerto Rico. Operations in Canada, Mexico and Puerto Rico represent approximately 6.7% of the total net sales of Applied for the six months ended December 31, 2002 and therefore are not presented separately. In addition, over 32% of these operations' net sales are included in the "Other" segment related to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

SEGMENT FINANCIAL INFORMATION:

                                         SERVICE CENTER
                                             BASED
                                          DISTRIBUTION     OTHER          TOTAL
                                         -----------------------------------------
THREE MONTHS ENDED DECEMBER 31, 2002
Net sales                                  $  333,559    $   22,148     $  355,707
Operating income                                8,423            13          8,436
Depreciation                                    3,168           277          3,445
Capital expenditures                            2,679           175          2,854
                                           ----------    ----------     ----------

THREE MONTHS ENDED DECEMBER 31, 2001
Net sales                                  $  325,540    $   22,010     $  347,550
Operating income (loss)                         3,571          (809)         2,762
Depreciation                                    3,858           142          4,000
Capital expenditures                            2,201            88          2,289
                                           ----------    ----------     ----------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                THREE MONTHS ENDED
                                                    DECEMBER 31
                                             -------------------------
                                                2002           2001
                                             -------------------------
Operating income for
    reportable segment                       $    8,423     $    3,571
Other operating income (loss)                        13           (809)
Adjustments for:
    Other intangible amortization                  (174)          (499)
    Corporate and other income (expense),
      net of allocations (a)                       (942)         3,769
                                             ----------     ----------
Total operating income                            7,320          6,032
Interest expense, net                             1,342          1,754
Other expense (income)                               38           (450)
                                             ----------     ----------
Income before income taxes                   $    5,940     $    4,728
                                             ==========     ==========

                                       SERVICE CENTER
                                            BASED
                                        DISTRIBUTION     OTHER         TOTAL
                                       ----------------------------------------
SIX MONTHS ENDED DECEMBER 31, 2002
Net sales                                $  678,193    $   45,533    $  723,726
Operating income                             17,886            73        17,959
Assets used in the business                 510,346        24,574       534,920
Depreciation                                  6,765           393         7,158
Capital expenditures                          4,723           329         5,049
                                         ----------    ----------    ----------

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

                                       SERVICE CENTER
                                           BASED
                                        DISTRIBUTION     OTHER          TOTAL
                                       -----------------------------------------
SIX MONTHS ENDED DECEMBER 31, 2001
Net sales                                $  668,451    $   47,089     $  715,540
Operating income (loss)                      10,228        (1,079)         9,149
Assets used in the business                 528,751        27,099        555,850
Depreciation                                  7,678           293          7,971
Capital expenditures                          5,723           149          5,872
                                         ----------    ----------     ----------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                              SIX MONTHS ENDED
                                                 DECEMBER 31
                                          -------------------------
                                             2002           2001
                                          -------------------------
Operating income for
    reportable segment                    $   17,886     $   10,228
Other operating income (loss)                     73         (1,079)
Adjustments for:
    Other intangible amortization               (417)          (961)
    Corporate and other income, net of
       allocations (a)                        (2,378)         7,956
                                          ----------     ----------
Total operating income                        15,164         16,144
Interest expense, net                          2,603          3,647
Other expense (income)                           326           (200)
                                          ----------     ----------
Income before income taxes                $   12,235     $   12,697
                                          ==========     ==========

(a) The change in corporate and other income (expense), net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

3.    DERIVATIVE INSTRUMENTS

      In August 2002, the Company terminated a November 2001 interest rate swap agreement for a favorable settlement of $2,517. This gain will be amortized as a reduction in interest expense over the remaining life of the Company's $50,000 6.6% senior unsecured term notes, which mature in December 2007.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, the Company adopted this standard. Under SFAS 142, goodwill is no longer amortized, but is tested for impairment upon adoption and at least annually thereafter. The Company's other intangible assets relate to non-competition agreements and continue to be amortized over the lives of the agreements which primarily are five years. Upon adoption of SFAS 142, a non-cash charge totaling $17,600, $12,100 after tax, was retroactively recorded as a change in accounting principle effective July 1, 2001 to write-off the remaining goodwill relating to the fluid power business. The Company has established January 1 as its annual impairment testing date and is in the process of performing the test at this time. Results of these tests will be disclosed in the Form 10-Q for the quarter ended March 31, 2003.

5.    BUSINESS COMBINATION

      In October 2002, the Company acquired assets of a Canadian distributor of industrial products for approximately $12,000. The results of the acquired business operations are included in our service center based distribution segment from the acquisition date. Results of operations for this acquisition are not material for all periods presented. Goodwill and non-compete agreements, based on preliminary allocations of fair values to assets and liabilities acquired, of $4,100 were recognized in connection with the acquisition. The Company has not yet completed its evaluation of other potential intangible assets in accordance with SFAS 141.

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

      In December 2002 the Financial Accounting Standards Board issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements". FIN 45 requires the disclosure of any guarantees in place at December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date. The Company is a guarantor in three arrangements entered into prior to December 31, 2002 that require disclosure under FIN 45 as follows:

      - The Company has a construction and lease facility under which a distribution center and several service centers were constructed by the lessor and leased to the Company under operating lease arrangements. These leases expire in September 2003 and permit the Company to purchase the facilities for $7,500. If the Company does not exercise this option, residual value guarantee provisions obligate the Company to compensate the lessor for up to an additional $6,000 at lease termination depending on the properties' market values at that time.

      - In connection with the construction and lease of its corporate headquarters facility, the Company has guaranteed repayment of a total of $5,678 of taxable development revenue bonds issued by Cuyahoga County and the Cleveland-Cuyahoga County Port Authority. These bonds were issued with a 20-year term and are scheduled to mature in March 2016. Any default, as defined in the guaranty agreements, would obligate Applied for the full amount of the outstanding bonds through maturity.

      - The Company also has guaranteed, under an agreement scheduled to expire in December 2003, a related entity's repayment of borrowings under a line of credit. This guarantee was entered into to induce a financial institution to provide a line of credit for a joint venture, iSource Performance Materials L.L.C. (iSource), of which the Company is a minority owner. iSource is a certified minority-owned distributor of standard-use industrial specialty and general maintenance items requiring special shipping and handling. Any default, as defined in the guaranty agreement, will obligate the Company for any unpaid balance under the line of credit up to a maximum of $3,000.

      Due to the nature of these guarantees, the Company has not recorded any liability on the financial statements. In the event of a default and subsequent payout under any or all of these guarantees, the Company maintains the right to pursue all legal options available to mitigate its exposure.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except per share amounts) (Unaudited)

      In December 2002, the Financial Accounting Standards Board issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The only impacts of this statement on the Company's current accounting policies are to amend the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" and require additional disclosure in the Company's quarterly financial statements. The Company will adopt SFAS 148 effective January 1, 2003.

      In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities". As disclosed above, the Company is a minority owner in iSource and has guaranteed iSource's line of credit debt up to $3,000. iSource maintains assets of approximately $3,700.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated balance sheet of the Company as of December 31, 2002, and the related condensed statements of consolidated income and cash flows for the three-month and six-month periods ended December 31, 2002 and 2001, have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS' REPORT

Applied Industrial Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related condensed statements of consolidated income and cash flows for the three-month and six-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2002, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Cleveland, Ohio
January 15, 2003

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's: (1) financial condition at December 31, 2002 and June 30, 2002, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Liquidity and Capital Resources

Cash provided by operating activities was $22.6 million in the six months ended December 31, 2002. This compares to $29.7 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continuing programs to monitor and control its investments in inventories and receivables. During the six month period ended December 31, 2002, inventories increased approximately $11.4 million due to purchases we made under special calendar year-end programs maintained by certain of our suppliers. These inventories of standard product are expected to be sold off in the normal course of business and the inventory increase is expected to be eliminated over the next two quarters. Accounts receivable decreased $19.1 million due to improved collections, and accounts payable increased $1.2 million due to timing of trade payments. Cash flow from operations decreased $7.1 million for the period ended December 31, 2002 compared to the comparable period in the prior year primarily due a greater reduction in account receivables for the period ended December 31, 2001 offset by the timing of payments on trade payables.

The Company has a committed revolving credit agreement expiring in November 2003 with a group of banks. This agreement provides for unsecured borrowings of up to $150.0 million. The Company had no borrowings outstanding under this facility at December 31, 2002. The Company also has a $10.0 million short-term uncommitted line of credit with a commercial bank. The Company had no borrowings outstanding under this facility at December 31, 2002. Unused lines under these facilities, net of outstanding letters of credit, totaling $154.8 million are available to fund future acquisitions or other capital and operating requirements.

In August 2002, the Company terminated an interest rate swap agreement for a favorable settlement of $2.5 million. This gain is being amortized as a reduction in interest expense over the remaining life of the Company's $50.0 million 6.6% senior unsecured term notes, which mature in December 2007.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future business acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 232,000 shares of its common stock for $3.9 million during the six months ended December 31, 2002. At December 31, 2002, the Company had remaining authorization to repurchase up to 579,000 additional shares.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Other Matters

In October 2002, the Company acquired assets of a Canadian distributor of industrial products for approximately $12.0 million. The results of the acquired business operations are included in our service center based distribution segment from the acquisition date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

Net sales increased 2.3% compared to the prior year. This increase was primarily attributed to having one additional sales day in the quarter when compared to the prior year. The acquisition of IECO added approximately $3.7 million in sales during the quarter. Gross profit as a percentage of sales increased to 25.6% from 25.0%. This increase primarily is due to higher discounts and allowances from suppliers.

Selling, distribution and administrative expenses increased 3.6% compared to the prior year, and increased as a percent of sales to 23.6% from 23.3%. This was primarily due to higher medical, general insurance and personnel costs. These additional costs were partially offset by gains of approximately $1.2 million on sales of unneeded real estate and other property.

Interest expense-net for the quarter decreased by 23.5% as compared to the prior year due to a decrease in average borrowings.

Income tax expense as a percentage of income before taxes was 35.0% for the quarter ended December 31, 2002 and 38.3% for the quarter ended December 31, 2001. This decrease related to a change in the tax law that, due to a Company election, reduces the Company's taxable income beginning in fiscal 2003. Specifically, the election permits the Company to take a deduction for dividends on Company stock paid to participant accounts in the Company's Section 401(k) plan.

As a result of the above factors, net income before cumulative effect of change in accounting increased by 32.3% compared to the same quarter of last year. This resulted in a greater impact on net income per share before cumulative effect of change in accounting, which increased $.05 or 33.3%, due to continued stock repurchases.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

Net sales increased 1.1% compared to the prior year. This increase was primarily attributed to having one additional sales day in the period when compared to the prior year. The acquisition of IECO added approximately $3.7 million in sales during the period. Gross profit as a percentage of sales was 25.0% versus 25.1% for the same period last year.

Selling, distribution and administrative expenses increased 1.6% compared to the prior year, and increased slightly as a percent of sales to 22.9% from 22.8%. This was primarily due to higher medical, general insurance and personnel costs. These additional costs were partially offset by a benefit of approximately $2.6 million from gains on sales of unneeded real estate and other property including a $1.5 million gain on the sale of a recently vacated facility located in Portland, Oregon.

Interest expense-net for the period decreased by 28.6% as compared to the prior year primarily due to a decrease in average borrowings and lower average interest rates.

Income tax expense as a percentage of income before taxes was 36.5% for the period ended December 31, 2002 and 38.5% for the period ended December 31, 2001. This decrease related to a change in the tax law that, due to a Company election, reduces the Company's taxable income beginning in fiscal 2003. Specifically, the election permits the Company to take a deduction for dividends on Company stock paid to participant accounts in the Company's Section 401(k) plan.

As a result of the above factors, net income before cumulative effect of change in accounting decreased by 0.5% compared to the same period of last year. Because the Company had fewer shares outstanding as a result of repurchases, net income per share was unchanged from the same period last year.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the Company's exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at December 31, 2002. In August 2002, the Company terminated a November 2001 interest rate swap agreement. The Company has no other interest rate swap agreements outstanding, therefore, all of the Company's outstanding debt is at fixed interest rates at December 31, 2002.

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

                         ITEM 4: CONTROLS AND PROCEDURES

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Shareholders held on October 22, 2002, the Shareholders (i) elected William E. Butler, Russell R. Gifford, L. Thomas Hiltz, and David L. Pugh as Directors for a term expiring in 2005,
      (ii) ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2003, and (iii) approved the 1997 Long-Term Performance Plan to continue to qualify certain awards thereunder as "performance-based" compensation under
      Section 162(m) of the Internal Revenue Code. Substantially the same information was previously reported in Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 2002.

ITEM 5. Other Information.

      On January 23, 2003, the Company sent a notice to its directors and executive officers informing them that the Applied Industrial Technologies, Inc. Retirement Savings Plan (the Company's Section 401(k) plan) is changing its trustee and record keeper and that, as a result of this change, there will be a blackout period from February 21, 2003 through April 1, 2003, during which they will be prohibited from engaging in any transactions in equity securities of the Company acquired in connection with service to or employment with the Company. During the blackout period, plan participants will be unable to enroll in the plan, make investment changes in their plan accounts, obtain loans from the plan, receive distributions from the plan, or access plan account information. The class of equity securities with respect to which the plan blackout applies is the Company's common stock, without par value.

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

                    15                      Letter from independent accountants
                                            regarding unaudited interim
                                            financial information.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                 (Company)


Date: February 12, 2003          By: /s/ David L. Pugh
                                    --------------------------------------------
                                    David L. Pugh
                                    Chairman & Chief Executive Officer


Date: February 12, 2003          By: /s/ John R. Whitten
                                    --------------------------------------------
                                    John R. Whitten
                                    Vice President-Chief Financial Officer
                                      & Treasurer

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

Date: February 12, 2003
                                  /s/ David L. Pugh
                                  ----------------------------------------
                                  David L. Pugh
                                  Chairman & Chief Executive Officer

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

Date: February 12, 2003
                              /s/  John R. Whitten
                              -----------------------------------------
                              John R. Whitten
                              Vice President-Chief Financial Officer &
                              Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2002

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

         15                         Letter from independent accountants regarding              Attached
                                    unaudited interim financial information.