Form 10-Q
period 2003-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2003-05-15
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 2003
                                 ---------------------------------------

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

Yes     X         No
      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X         No
      -----

Shares of common stock outstanding on     April 30, 2003           18,960,802
                                        -------------------------------------
                                                                (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX




--------------------------------------------------------------------------

                                                                                  Page No.
 Part I:   FINANCIAL INFORMATION

          Item 1:     Financial Statements

                      Condensed Statements of Consolidated Income -                   2
                      Three Months and Nine Months Ended
                      March 31, 2003 and 2002

                      Condensed Consolidated Balance Sheets -                         3
                      March 31, 2003 and June 30, 2002

                      Condensed Statements of Consolidated Cash Flows -               4
                      Nine Months Ended March 31, 2003 and 2002

                      Notes to Condensed Consolidated Financial Statements          5-10


                      Review By Independent Public Accountants                        11


          Item 2:     Management's Discussion and Analysis of                       12-16
                      Financial Condition and Results of Operations

          Item 3:     Quantitative and Qualitative Disclosures About Market Risk      17

          Item 4:     Controls and Procedures                                         18


 Part II:  OTHER INFORMATION

          Item 1:     Legal Proceedings                                               19

          Item 6:     Exhibits and Reports on Form 8-K                                19


 Signatures                                                                           21

 Certifications of Disclosure                                                       22-24

 Exhibit Index

 Exhibits

PART I: FINANCIAL INFORMATION

ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)


--------------------------------------------------------------------------------



                                                   Three Months Ended    Nine Months Ended
                                                        March 31               March 31
                                                    2003      2002       2003        2002
                                                  --------  --------  ----------  ----------


 Net Sales                                        $368,203  $361,542  $1,091,929  $1,077,082
 Cost of sales                                     270,471   269,672     813,104     805,768
                                                  --------  --------  ----------  ----------
 Gross Profit                                       97,732    91,870     278,825     271,314
 Selling, distribution and
     administrative expenses                        87,578    86,037     253,507     249,337
                                                  --------  --------  ----------  ----------
 Operating Income                                   10,154     5,833      25,318      21,977
 Interest expense, net                               1,295     1,378       3,898       5,025
 Other, net                                          1,966        58       2,292        (142)
                                                  --------  --------  ----------  ----------
 Income Before Income Taxes                          6,893     4,397      19,128      17,094
 Income tax expense                                  2,510     1,690       6,980       6,580
                                                  --------  --------  ----------  ----------
Income Before Cumulative Effect of
 Accounting Change                                   4,383     2,707      12,148      10,514
Cumulative effect of accounting change                                               (12,100)
                                                  --------  --------  ----------  ----------
 Net Income (Loss)                                $  4,383  $  2,707  $   12,148  $   (1,586)
                                                  ========  ========  ==========  ==========
Earnings (Loss) Per Share - Basic
Before cumulative effect of accounting change     $   0.23  $   0.14  $     0.64  $     0.55
Cumulative effect of accounting change                                                 (0.63)
                                                  --------  --------  ----------  ----------
Net Income (Loss)                                 $   0.23  $   0.14  $     0.64  $    (0.08)
                                                  ========  ========  ==========  ==========
Earnings (Loss) Per Share - Diluted
Before cumulative effect of accounting change     $   0.23  $   0.14  $     0.63  $     0.54
Cumulative effect of accounting change                                                 (0.63)
                                                  --------  --------  ----------  ----------
Net Income (Loss)                                 $   0.23  $   0.14  $     0.63  $    (0.09)
                                                  ========  ========  ==========  ==========
Cash dividends per common share                   $   0.12  $   0.12  $     0.36  $     0.36
                                                  ========  ========  ==========  ==========

Weighted average common shares
   outstanding for basic computation                18,833    18,960      18,935      19,096

Dilutive effect of stock based options
   and awards                                          257       303         287         329
                                                  --------  --------  ----------  ----------
Weighted average common shares
   outstanding for diluted computation              19,090    19,263      19,222      19,425
                                                  ========  ========  ==========  ==========

           See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

--------------------------------------------------------------------------------

                                                                       March 31       June 30
                                                                         2003           2002
                                                                   -------------    -------------
                                          ASSETS
 Current assets
     Cash and temporary investments                                $     23,925     $      23,060
     Accounts receivable, less allowances
      of $6,200 and $5,600                                              178,689           180,904
     Inventories (at LIFO)                                              171,463           166,083
     Other current assets                                                10,374            11,011
                                                                   ------------     -------------
 Total current assets                                                   384,451           381,058
 Property, less accumulated depreciation
      of $83,949 and $81,229                                             79,136            83,095
 Goodwill                                                                50,587            46,410
 Other assets                                                            21,954            24,003
                                                                   ------------     -------------

   TOTAL ASSETS                                                    $    536,128     $     534,566
                                                                   ============     =============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
     Accounts payable                                              $     79,560     $      76,316
     Other accrued liabilities                                           51,611            54,098
                                                                   ------------     -------------
 Total current liabilities                                              131,171           130,414
 Long-term debt                                                          78,756            83,478
 Other liabilities                                                       26,262            22,527
                                                                   ------------     -------------
   TOTAL LIABILITIES                                                    236,189           236,419
                                                                   ------------     -------------
 Shareholders' Equity
 Preferred stock - no par value; 2,500
     shares authorized; none issued or
     outstanding

 Common stock - no par value;  50,000
     shares authorized;  24,096 shares issued                            10,000            10,000
 Additional paid-in capital                                              84,445            84,517
 Income retained for use in the business                                284,317           279,046
 Treasury shares - at cost, 5,170 and 4,893 shares                      (80,153)          (74,900)
 Unearned restricted common stock compensation                             (259)             (832)
 Accumulated other comprehensive income                                   1,589               316
                                                                   ------------     -------------
   TOTAL SHAREHOLDERS' EQUITY                                           299,939           298,147
                                                                   ------------     -------------

   TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                                        $    536,128     $     534,566
                                                                   ============     =============



           See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


--------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                                          March 31
                                                                  2003             2002
                                                               ----------       ----------
Cash Flows from Operating Activities
    Net income                                                 $  12,148        $   (1,586)
    Adjustments to reconcile net income to cash provided by
       operating activities:

       Cumulative effect of accounting change                                       12,100
       Depreciation and amortization                              11,371            13,452
       Gain on sale of property                                   (2,702)             (466)
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                    7,765            21,077
       Other - net                                                 2,295             2,154
                                                               ---------        ----------
Net Cash provided by Operating Activities                         30,877            46,731
                                                               ---------        ----------
Cash Flows from Investing Activities
    Property purchases                                            (9,348)           (7,703)
    Proceeds from property sales                                   5,947             1,829
    Net cash paid for acquisition of businesses                  (10,255)           (2,574)
    Deposits and other                                             1,579               360
                                                               ---------        ----------
Net Cash used in Investing Activities                            (12,077)           (8,088)
                                                               ---------        ----------
Cash Flows from Financing Activities
    Borrowings and repayments under revolving credit
        agreements - net                                                            (5,055)
    Long-term debt repayments                                     (5,714)           (5,714)
    Proceeds from termination of interest rate swap                2,517             2,038
    Dividends paid                                                (6,877)           (6,966)
    Purchases of treasury shares                                  (9,872)          (13,738)
    Other                                                          2,011             1,524
                                                               ---------        ----------
Net Cash used in Financing Activities                            (17,935)          (27,911)
                                                               ---------        ----------
Increase in cash and temporary
    investments                                                      865            10,732
Cash and temporary investments
    at beginning of period                                        23,060            13,981
                                                               ---------        ----------
Cash and Temporary Investments
    at End of Period                                           $  23,925        $   24,713
                                                               =========        ==========

           See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to a fair statement of operations of the interim periods have been made. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

         The results of operations for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

         Sales are recognized when products are shipped or delivered to a customer, which is when title is transferred to the customer. Products are billed at agreed upon prices. The Company's experience is that collection of receivables recorded for all sales is reasonably assured.

2.       SEGMENT INFORMATION

         The accounting policies of the Company's reportable segment and its other businesses are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Sales between the service center based distribution segment and the other businesses are not significant. Operating results are in the United States, Canada, Mexico and Puerto Rico. Operations in Canada, Mexico and Puerto Rico represent approximately 6.9% of the total net sales of Applied for the nine months ended March 31, 2003 and therefore are not presented separately. In addition, approximately 30.3% of these operations' net sales are included in the "Other" column relating to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------


SEGMENT FINANCIAL INFORMATION:

                                            SERVICE CENTER
                                          BASED DISTRIBUTION      OTHER         TOTAL
                                         --------------------  -----------   ----------
THREE MONTHS ENDED MARCH 31, 2003
Net sales                                      $347,719          $20,484      $368,203
Operating income (loss)                          10,528             (699)        9,829
Depreciation                                      3,404              189         3,593
Capital expenditures                              4,202               97         4,299
                                         ---------------     -----------   -----------
THREE MONTHS ENDED MARCH 31, 2002
Net sales                                      $340,189          $21,353      $361,542
Operating income (loss)                           7,829           (1,228)        6,601
Depreciation                                      3,585              131         3,716
Capital expenditures                              1,812               19         1,831
                                         ---------------     -----------   -----------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                         ----------------------------
                                              2003           2002
                                         ------------     -----------
Operating income for
    reportable segment                       $10,528          $ 7,829
Other operating income (loss)                   (699)          (1,228)
Adjustments for:
    Other intangible amortization               (184)            (351)
    Corporate and other income (expense),
      net of allocations (a)                     509             (417)
                                         -----------       ----------
Total operating income                        10,154            5,833
Interest expense, net                          1,295            1,378
Other expense, net                             1,966               58
                                         -----------       ----------
Income before income taxes                   $ 6,893          $ 4,397
                                         ===========       ==========


                                            SERVICE CENTER
                                          BASED DISTRIBUTION      OTHER         TOTAL
                                         --------------------  -----------   ----------
NINE MONTHS ENDED MARCH 31, 2003
Net sales                                  $1,025,912           $66,017      $1,091,929
Operating income (loss)                        28,414              (626)         27,788
Assets used in the business                   512,596            23,532         536,128
Depreciation                                   10,169               582          10,751
Capital expenditures                            8,922               426           9,348
                                           ----------            ------      ----------

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)

--------------------------------------------------------------------------------


                                            SERVICE CENTER
                                          BASED DISTRIBUTION      OTHER         TOTAL
                                         --------------------  -----------   ----------
NINE MONTHS ENDED MARCH 31, 2002
Net sales                                  $1,008,640            $68,442     $1,077,082
Operating income (loss)                        18,057             (2,307)        15,750
Assets used in the business                   524,696             28,867        553,563
Depreciation                                   11,263                424         11,687
Capital expenditures                            7,535                168          7,703
                                           ----------        -----------     ----------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                  NINE MONTHS ENDED
                                                      MARCH 31
                                              -----------------------
                                                 2003         2002
                                              ----------  -----------
Operating income for
    reportable segment                          $28,414      $18,057
Other operating income (loss)                      (626)      (2,307)
Adjustments for:
    Other intangible amortization                  (601)      (1,312)
    Corporate and other income, net of
       allocations (a)                           (1,869)       7,539
                                                 ------       ------
Total operating income                           25,318       21,977
Interest expense, net                             3,898        5,025
Other expense (income), net                       2,292         (142)
                                                 ------       ------
Income before income taxes                      $19,128      $17,094
                                                =======      =======


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

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." Effective July 1, 2001, the Company adopted this standard. Under SFAS 142, goodwill is no longer amortized, but is tested for impairment upon adoption and at least annually thereafter. The Company's other intangible assets relate to non-competition agreements and continue to be amortized over the lives of the agreements which are primarily five years. Upon adoption of SFAS 142, a non-cash charge totaling $17,600, $12,100 after tax, was retroactively recorded as a change in accounting principle effective July 1, 2001 to write-off the remaining goodwill relating to acquired fluid power businesses. The Company has established January 1 as its annual impairment testing date. The test as of January 1, 2003 resulted in no additional impairment of goodwill required to be recorded at this time.

5.       BUSINESS COMBINATION

         In October 2002, the Company acquired assets from a Canadian distributor of industrial products for approximately $12,000. The results of the acquired business operations are included in our service center based distribution segment from the acquisition date. Results of operations for this acquisition are not material for all periods presented. Goodwill and non-compete agreements, based on preliminary allocations of fair values to assets and liabilities acquired, of $4,300 were recognized in connection with the acquisition. The Company has not yet completed its evaluation of other potential intangible assets in accordance with SFAS 141.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for Impairment or Disposals of Long-Lived Assets". The Company adopted SFAS 144 as of July 1, 2002. The adoption of SFAS 144 did not have a material impact on the consolidated financial statements.

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

         In December 2002, the Financial Accounting Standards Board issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements". FIN 45 requires the disclosure of any guarantees in place at December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date. The Company is a guarantor in three arrangements entered into prior to December 31, 2002 that require disclosure under FIN 45 as follows:

          o The Company has a construction and lease facility under which a distribution center and several service centers were constructed by the lessor and leased to the Company under operating lease arrangements. These leases expire in September 2003 and permit the Company to purchase the facilities for $7,500. If the Company does not exercise this option, residual value guarantee provisions obligate the Company to compensate the lessor for up to $6,000 at lease termination depending on the properties' market values at that time. Due to the nature of the guarantee, the Company has not recorded any liability on the financial statements.

          o In connection with the construction and lease of its corporate headquarters facility, the Company has guaranteed repayment of a total of $5,678 of taxable development revenue bonds issued by Cuyahoga County and the Cleveland-Cuyahoga County Port Authority. These bonds were issued with a 20-year term and are scheduled to mature in March 2016. Any default, as defined in the guaranty agreements, would obligate Applied for the full amount of the outstanding bonds through maturity. Due to the nature of the guarantee, the Company has not recorded any liability on the financial statements.

          o The Company also has guaranteed, under an agreement scheduled to expire in December 2003, a related entity's repayment of borrowings under a line of credit. This guarantee was entered into to induce a financial institution to provide a line of credit for a joint venture, iSource Performance Materials L.L.C. (iSource), of which the Company is a minority owner. iSource is a certified minority-owned distributor of standard-use industrial specialty and general maintenance items requiring special shipping and handling. Any default, as defined in the guaranty agreement, will obligate the Company for any unpaid balance under the line of credit up to a maximum of $3,000.

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

         In December 2002, the Financial Accounting Standards Board issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The impact of this statement on the Company's current accounting policies was to amend the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" and require additional disclosure in the Company's quarterly financial statements. The Company adopted SFAS 148 effective January 1, 2003. The following table discloses the compensation expense and net income had the Company adopted SFAS 123:

                                                         Three Months Ended March 31           Nine Months Ended March 31
                                                        -------------------------------       ------------------------------
                                                           2003              2002                2003             2002
                                                        -----------      -------------        ----------      ------------

   Net income (loss), as reported                            $4,383             $2,707           $12,148           $(1,586)
   Less:  Total stock-based employee compensation
   expense determined under fair value based
   method, net of tax                                           335                336               978             1,051
                                                        -----------      -------------        ----------      ------------
   Pro forma net income (loss)                               $4,048             $2,371           $11,170           $(2,637)
                                                        ===========      =============        ==========      ============

   Earnings (loss) per share:
     Basic - as reported                                     $ 0.23             $ 0.14           $  0.64           $ (0.08)
                                                        ===========      =============        ==========      ============
     Basic - pro forma                                       $ 0.21             $ 0.13           $  0.59           $ (0.14)
                                                        ===========      =============        ==========      ============

     Diluted - as reported                                   $ 0.23             $ 0.14           $  0.63           $ (0.09)
                                                        ===========      =============        ==========      ============
     Diluted - pro forma                                     $ 0.21             $ 0.12           $  0.58           $ (0.14)
                                                        ===========      =============        ==========      ============

         In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities". As disclosed above, the Company is a minority owner in iSource and has guaranteed iSource's line of credit debt up to $3,000. iSource maintains assets of approximately $3,700. The Company's purchases currently account for more than 90% of iSource's sales and the Company is considered the primary beneficiary of iSource's operations. Accordingly, iSource's financial statements will be consolidated with the Company's beginning in July 2003 in accordance with the effective date of FIN 46. It is expected that the effect on the Company's consolidated financial statements will be immaterial.

7.       OTHER

         During the quarter, the Company recorded a liability of $1,700 to provide for potential losses on investments and advances for iSource. This estimate of losses will be revised based upon iSource's ability to generate profitable operations in the future.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

The condensed consolidated balance sheet of the Company as of March 31, 2003, and the related condensed statements of consolidated income and cash flows for the three-month and nine-month periods ended March 31, 2003 and 2002, have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS' REPORT

Applied Industrial Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of March 31, 2003, and the related condensed statements of consolidated income and cash flows for the three-month and six-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Cleveland, Ohio
May 9, 2003

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at March 31, 2003 and June 30, 2002, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Introduction
The Company is one of North America's leading distributors of industrial and fluid power products. Due to the struggling economy, sales and earnings for the year ended June 30, 2002 were below that of the previous year. The industrial economy remains weak, with no significant rebound expected during the fourth quarter of fiscal 2003. Recent improvements from actions taken to improve margins and reduce costs should, however, result in improved profitability during the quarter and year ending June 30, 2003 compared with the same periods last year.


Liquidity and Capital Resources
Cash provided by operating activities was $30.9 million in the nine months ended March 31, 2003. This compares to $46.7 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continued to monitor and control its investments in inventories and receivables by taking advantage of various vendor purchasing programs and through the use of system enhancements to improve inventory tracking and collection efforts. During the nine month period ended March 31, 2003, inventories increased approximately $5.4 million including $4.3 million relative to the acquisition of certain assets of Industrial Equipment Co. Ltd. (IECO) but has decreased $10.3 million from December 31, 2002. Inventory levels are expected to trend down during the last quarter of the fiscal year to near June 30, 2002 levels. Net of the acquisition, accounts receivable decreased $3.3 million due to improved collections, and accounts payable increased $2.8 million due to timing of trade payments for the nine months ended March 31, 2003. Capital expenditures, consisting primarily of computer hardware and software, were $9.3 million for the nine months ended March 31, 2003. For the entire year we expect our total capital expenditures to be within a range of $11.0 million to $13.0 million. Our depreciation and amortization for the entire year is expected to be approximately $15.0 million.

The Company has a committed revolving credit agreement expiring in November 2003 with a group of banks. This agreement provides for unsecured borrowings of up to $150.0 million. The Company is currently exploring options to replace this facility and expects to have a replacement facility in place before the current facility expires. The Company had no borrowings outstanding under this facility at March 31, 2003. The Company also has a $10.0 million short-term uncommitted line of credit with a commercial bank that expires October 2003. The Company

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

had no borrowings outstanding under this facility at March 31, 2003. Unused lines under these facilities, net of outstanding letters of credit, totaling $154.8 million are available to fund future acquisitions or other capital and operating requirements. Other long-term financing agreements are in place to borrow up to $100.0 million at the Company's discretion.

During the quarter ended December 31, 2002, the Company made the final scheduled long-term debt repayment of $5.7 million on 7.82% senior unsecured term notes. No other long-term debt repayments are scheduled until December 2007.

In August 2002, the Company terminated an interest rate swap agreement for a favorable settlement of $2.5 million. This gain is being amortized as a reduction in interest expense over the remaining life of the Company's $50.0 million 6.6% senior unsecured term notes, which mature in full in December 2007.

At March 31, 2003, the Company had $25.0 million of private placement debt outstanding that was entered into to refinance a portion of the debt incurred in connection with its June 2000 Canadian acquisition. The full $25.0 million is due at maturity in November 2010. The Company has mitigated the interest expense associated with its debt as well as the foreign currency exposure though the use of interest rate and cross currency swaps.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future business acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 577,000 shares of its common stock for $9.9 million during the nine months ended March 31, 2003 compared to 786,000 shares for $13.7 million during the nine months ended March 31, 2002. At March 31, 2003, the Company had remaining authorization to repurchase up to 338,000 additional shares.

Other Matters
In October 2002, the Company acquired certain assets of Industrial Equipment Co. Ltd. (IECO), a Canadian distributor of industrial products, for approximately $12.0 million. This acquisition was paid for from existing cash balances. The results of the acquired business operations are not material for all periods presented. The acquired operations are reported in our service center based distribution segment from the acquisition date. The business contributed $8.6 million in sales from the date of acquisition through March 31, 2003. Sales and operating results to date have met Company expectations.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Net sales increased 1.8% compared to the prior year. This increase was primarily attributed to the acquisition of IECO which added approximately $4.9 million, or 1.3% to sales during the quarter. Industrial product sales for the quarter increased by 1.9% and fluid power and other sales increased by 1.2%. Same store sales were comparable to those in the same quarter last year.

Gross profit as a percentage of sales increased to 26.5% from 25.4%. This increase is primarily due to higher discounts and allowances from suppliers and increased recovery of our shipping expenses.

Selling, distribution and administrative expenses increased $1.5 million compared to the prior year. The increases were primarily due to the acquisition of IECO. Additionally, increased costs relating to incentives and benefits, hospitalization, casualty and general insurance costs were offset by lower salaries and wages from lower headcount. Gains from the sales of unneeded real estate and other property were immaterial for the quarter ended March 31, 2003.

Interest expense-net for the quarter decreased by 6.0% as compared to the prior year. While average borrowings decreased 27.9%, the benefit from the interest rate swap decreased by $0.3 million from the same quarter last year due to the swap being terminated in August 2002. The termination of the interest rate swap converted the variable short-term interest rates back into long-term fixed interest rates.

Other expenses increased $1.9 million compared to the prior year. During the quarter, the Company recorded a charge of $1.7 million to provide for losses of the Company's iSource Performance Materials LLC affiliate and reserve against outstanding advances. The Company owns 49% of iSource, a certified minority-owned distributor of standard-use industrial specialty and general maintenance items requiring special shipping and handling. It is anticipated that any additional future charges related to iSource will not be significant.

Income tax expense as a percentage of income before taxes was 36.4% for the quarter ended March 31, 2003 compared to 38.4% for the quarter ended March 31, 2002. This decrease related to a change in the tax law that reduces the Company's taxable income beginning in fiscal 2003. Specifically, the Company can now take a deduction for dividends on Company stock paid to participant accounts in the Company's Section 401(k) plan.

As a result of the above factors, net income increased by 61.9% compared to the same quarter of last year. Because the Company had fewer shares outstanding as a result of repurchases, net income per share increased $.09 or 64.3% from the same quarter last year.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

Net sales increased 1.4% compared to the prior year. This increase was primarily attributed to the acquisition of IECO, and having one additional sales day in the period compared to the prior year. The sales mix for the nine months ended March 31, 2003, was 85.0% industrial and 15.0% fluid power compared to 85.1% industrial and 14.9% fluid power in the prior year. While there was a reduction of 12 facilities in the U.S. and Mexico, these were offset by the acquisition of 16 facilities in western Canada. At March 31, 2003, the Company had a total of 453 facilities versus 449 at June 30, 2002. Gross profit as a percentage of sales was 25.5% versus 25.2% for the same period last year.

Selling, distribution and administrative expenses increased 1.7% compared to the prior year, and increased slightly as a percent of sales to 23.2% from 23.1%. This was primarily from the acquisition of IECO, medical costs due to higher claims, general insurance costs due to higher premiums and personnel costs due to larger accruals for incentives based on increased profitability. These additional costs were partially offset by a benefit of approximately $2.7 million from gains on sales of unneeded real estate and other property including a $1.5 million gain from the relocation and sale of a recently vacated facility located in Portland, Oregon.

Interest expense-net for the period decreased by 22.4% as compared to the prior year. While average borrowings decreased 27.9%, the benefit from the interest rate swap decreased by $0.2 million from the same period last year due to the swap being terminated in August 2002. The termination of the interest rate swap converted the variable short-term interest rates back into long-term fixed interest rates.

Other expenses increased $2.4 million compared to the prior year. During the quarter, the Company recorded a charge of $1.7 million to provide for estimated losses of the Company's iSource Performance Materials LLC affiliate and reserve against outstanding advances. The Company owns 49% of iSource, a certified minority-owned distributor of standard-use industrial specialty and general maintenance items requiring special shipping and handling. It is anticipated that any additional future charges related to iSource will not be significant.

Income tax expense as a percentage of income before taxes was 36.5% for the nine months ended March 31, 2003 and 38.5% for the similar period ended March 31, 2002. This decrease related to a change in the tax law that reduces the Company's taxable income beginning in fiscal 2003. Specifically, the Company can now take a deduction for dividends on Company stock paid to participant accounts in the Company's Section 401(k) plan. We expect our overall tax rate to be around 36% for the entire year.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

As a result of the above factors, net income before cumulative effect of change in accounting increased by 15.5% compared to the same period of last year. Because the Company had fewer shares outstanding as a result of repurchases, net income per share increased $.09 or 16.7% from the same period last year.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT

Management's Discussion and Analysis and other sections of this Form 10-Q contain statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect", "believe", "anticipate", "should", "project", "forecast", "will", and similar expressions. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at March 31, 2003. In August 2002, the Company terminated a November 2001 interest rate swap agreement. The Company has no other interest rate swap agreements outstanding, therefore, all of the Company's outstanding debt is currently at fixed interest rates at March 31, 2003 and scheduled for repayment in December 2007 and beyond.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as of foreign-currency denominated debt. Hedging of the US dollar denominated debt used to fund a substantial portion of Company's net investment in its Canadian operations is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. The impact on the Company's future earnings from exposure to changes in foreign currency exchange rates is expected to be immaterial.

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

          99                  Certification under Section 906 of the
                              Sarbanes-Oxley Act.

(b) The Company did not file, nor was it required to file, a Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                               (Company)


Date:  May 14, 2003             By:      /s/ David L. Pugh
                                    ----------------------------------------
                                         David L. Pugh
                                         Chairman & Chief Executive Officer


Date:  May 14, 2003             By:      /s/ John R. Whitten
                                    -----------------------------------------
                                        John R. Whitten
                                        Vice President-Chief Financial Officer
                                        & Treasurer

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

Date: May 14, 2003
                                              /s/ David L. Pugh
                                              ----------------------------------
                                              David L. Pugh
                                              Chairman & Chief Executive Officer


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

Date: May 14, 2003
                                        /s/  John R. Whitten
                                        ----------------------------------------
                                        John R. Whitten
                                        Vice President-Chief Financial Officer &
                                        Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

EXHIBIT NO.                         DESCRIPTION                                          PAGE
-----------                         -----------                                          ----
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

15                Letter from independent accountants regarding unaudited interim        Attached
                  financial information.

99                Certification under Section 906 of the Sarbanes-Oxley Act.             Attached