Form 10-K
period 2003-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2003-09-17
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended June 30, 2003 or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from _________ to _________


                           Commission File No. 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 OHIO                               34-0117420
      ------------------------                      ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second quarter (December 31, 2002): $346,746,317.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    Class                Outstanding at August 25, 2003
                    -----                ------------------------------
      Common Stock, without par value              19,137,614

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

      (1) Applied Industrial Technologies, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2003, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

      (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 12, 2003, portions of which are incorporated by reference into Parts III and IV of this Form 10-K.

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES                                 3
      LITIGATION REFORM ACT

PART I                                                                        4
Item 1. Business                                                              4
Item 2. Properties                                                            10
Item 3. Pending Legal Proceedings                                             11
Item 4. Submission of Matters to a Vote of Security Holders                   11

EXECUTIVE OFFICERS OF THE REGISTRANT                                          11

PART II                                                                       13
Item 5.  Market for Registrant's Common Equity and Related
      Stockholder Matters                                                     13
Item 6.  Selected Financial Data                                              13
Item 7.  Management's Discussion and Analysis                                 13
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk          14
Item 8.  Financial Statements and Supplementary Data                          14
Item 9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                     15
Item 9A.  Controls and Procedures                                             15

PART III                                                                      15
Item 10.  Directors and Executive Officers of the Registrant                  15
Item 11.  Executive Compensation                                              16
Item 12. Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters                              16
Item 13.  Certain Relationships and Related Transactions                      16
Item 14.  Principal Accountant Fees and Services                              16

PART IV                                                                       16
Item 15.  Exhibits, Financial Statements, Financial Statement Schedules
      and Reports on Form 8-K                                                 16

INDEPENDENT AUDITORS' REPORT                                                  22

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                               23

SIGNATURES                                                                    24

EXHIBITS

                              CAUTIONARY STATEMENT
                 UNDER PRIVATE SECURITIES LITIGATION REFORM ACT

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

      APPLIED BELIEVES ITS PRIMARY RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "NARRATIVE DESCRIPTION OF BUSINESS," IN PART I, ITEM 1, SECTION (C), BELOW, AND THE FOLLOWING: CHANGES IN THE ECONOMY OR IN SPECIFIC CUSTOMER INDUSTRY SECTORS; REDUCTION IN MANUFACTURING CAPACITY IN OUR TARGETED GEOGRAPHIC MARKETS DUE TO CONSOLIDATION IN CUSTOMER INDUSTRIES AND THE TRANSFER OF MANUFACTURING CAPACITY TO FOREIGN COUNTRIES; CHANGES IN INTEREST RATES; CHANGES IN CUSTOMER PROCUREMENT POLICIES AND PRACTICES; CHANGES IN PRODUCT MANUFACTURER SALES POLICIES AND PRACTICES; THE AVAILABILITY OF PRODUCTS AND LABOR; CHANGES IN OPERATING EXPENSES; THE EFFECT OF PRICE INCREASES OR DECREASES; THE VARIABILITY AND TIMING OF BUSINESS OPPORTUNITIES INCLUDING ACQUISITIONS, ALLIANCES, CUSTOMER AGREEMENTS, AND SUPPLIER AUTHORIZATIONS; OUR ABILITY TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS AND OTHER BUSINESS STRATEGIES; THE INCURRENCE OF DEBT AND CONTINGENT LIABILITIES IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES AND PRACTICES; THE EFFECT OF ORGANIZATIONAL CHANGES WITHIN THE COMPANY; THE EMERGENCE OF NEW COMPETITORS, INCLUDING FIRMS WITH GREATER FINANCIAL RESOURCES; RISKS AND UNCERTAINTIES ASSOCIATED WITH APPLIED'S EXPANSION INTO FOREIGN MARKETS, INCLUDING INFLATION RATES, RECESSIONS, AND FOREIGN CURRENCY EXCHANGE RATES; ADVERSE RESULTS IN SIGNIFICANT LITIGATION MATTERS; ADVERSE REGULATION AND LEGISLATION; AND THE OCCURRENCE OF EXTRAORDINARY EVENTS (INCLUDING PROLONGED LABOR DISPUTES, NATURAL EVENTS AND ACTS OF GOD, FIRES, FLOODS, AND ACCIDENTS).

                                     PART I.

                                ITEM 1. BUSINESS.

      In this Annual Report on Form 10-K, "Applied" refers to Applied Industrial Technologies, Inc. References to "we," "us," "our," and "the company" refer to Applied and its subsidiaries.

      The company is one of North America's leading distributors of industrial products and fluid power products and systems. In addition, we provide fluid power, mechanical, electrical, and rubber shop services. We offer technical application support for our products and provide creative solutions to help customers minimize downtime and reduce overall procurement costs. Although we do not generally manufacture the products we sell, we do assemble and repair various products and systems. Our sales are primarily in the maintenance and repair operations (MRO) markets, to customers in a wide range of industries, principally in North America. We also sell in original equipment manufacturing
(OEM) markets.

      Applied and its predecessor companies have engaged in this business since 1923. Applied reincorporated in Ohio in 1988.

      Applied's Internet address is www.applied.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports, are available free of charge at the investor relations area of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not intended to be incorporated into this annual report on Form 10-K.

      (a)   General Development of Business.


      In furtherance of our strategy to expand our geographic presence in North America, we acquired the distribution business of Industrial Equipment Co. Ltd., operating in British Columbia and Alberta, Canada, in October 2002. The acquired operations have been integrated with those of our existing Canadian business.

      Further information regarding developments in our business can be found in our 2003 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 through 15, which is incorporated here by reference.

      (b)   Financial Information about Segments.

      We have identified only one reportable business segment, service center-based distribution. This business provides customers with solutions to their maintenance, repair, and original equipment manufacturing needs by distributing, through our service center network, bearings and seals, linear motion products, power transmission products, fluid power products, industrial rubber products, general maintenance and safety products, and tools. We also offer technical product application support and provide creative solutions to help customers minimize downtime and reduce overall procurement costs.

      In addition to service center-based distribution, we operate several specialized fluid power companies that primarily sell products and services directly to customers rather than through the service centers.

      Segment financial information can be found in the 2003 Annual Report to shareholders in note 12 to the financial statements on pages 29 and 30, and that information is incorporated here by reference.

      (c)   Narrative Description of Business.

     Overview. Our field operating structure is built on two primary platforms - industrial products, and fluid power products and systems:

      - Industrial Products. Through our service centers, located in 47 states, four Canadian provinces, Puerto Rico, and Mexico, we distribute to customers industrial products, including bearings and seals, linear motion products, power transmission products, fluid power components, industrial rubber products, general maintenance and safety products, and tools, primarily for maintenance and repair applications. In addition, we operate regional fabricated rubber shops, which modify and repair conveyor belts and assemble hose apparatuses in accordance with customer requirements, and rubber service field crews, which install and repair belts and rubber linings at customer locations. The industrial products business accounts for a substantial majority of our field operations and sales dollars. While the industrial products business operates in the U.S. using the Applied Industrial Technologies trade name, we also are known as Bearing & Transmission and IECO in Canada, Applied Mexico in Mexico, and Rafael Benitez Carrillo in Puerto Rico.

      - Fluid Power. Our specialized fluid power businesses primarily market their products and services directly to customers, but also through the service center network. In addition to distributing fluid power components, the businesses operate shops that assemble fluid power systems and components, perform equipment repair, and offer technical advice to customers. Customers include businesses purchasing for maintenance and repair applications, as well as for original equipment manufacturing applications. Our fluid power businesses operate in various geographic areas under the following names: Air and Hydraulics Engineering (Southeast), Air Draulics Engineering (Mississippi Valley), Dees Fluid Power (Mid-Atlantic and Northeast), Elect-Air (West Coast), Engineered Sales (Midwest), ESI Power Hydraulics (Midwest), HyPower (Western Canada), and Kent Fluid Power (West Coast).

      Products. We are one of North America's leading distributors of industrial and fluid power products and systems. Industrial products include bearings and seals, linear motion products, power transmission products, industrial rubber products, general maintenance and safety products, and tools. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.

      These products are generally manufactured by other companies for whom we serve as a non-exclusive distributor. In addition to products, our supplier relationships offer access to product training, as well as sales and marketing support. We believe that these relationships are generally good. The loss of certain suppliers could adversely affect our business. Authorizations to represent particular suppliers and product lines may vary by geographic region.

      Net sales by product category for the past three fiscal years can be found in the 2003 Annual Report to shareholders in note 12 to the financial statements on page 30, and that information is incorporated here by reference.

      Services. Our service center associates advise and assist customers with respect to product selection and application, and industrial product inventory management. We consider this advice and assistance to be an integral part of our sales efforts. Beyond acting as a mere distributor, we offer product and process solutions involving multiple technologies. These solutions reduce production downtime, as well as overall procurement and maintenance costs for customers. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering competitive pricing, we believe we develop closer, longer-lasting, and more profitable customer relationships.

      Our sales associates include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product and pricing information, and assist account managers in serving customers. Account managers make on-site calls to current and potential customers to provide product and price information, identify customer requirements, provide recommendations, and assist in implementing equipment maintenance and storeroom management programs, including our automated storeroom replenishment system, AppliedSTORE Plus(SM). Account managers also measure and document the value to the customer of cost savings and increased productivity generated by our services and recommendations. Product and industry specialists assist with applications in their areas of technical expertise.

      We maintain inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items that are specific to local customers' immediate needs. We also maintain backup inventory in eight distribution centers. The inventory maintained at our facilities allows us to satisfy our customers' just-in-time product needs.

      In addition to product distribution-related services, we offer shop services. Our fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers and distribution centers) in accordance with customer requirements, and field crews install and repair belts and rubber lining onsite at customer locations in certain geographic areas. Other shop services include the rebuilding and assembly of speed reducers, pumps, valves, cylinders, and electric and hydraulic motors, and custom machining.

      Timely delivery of products to customers is an integral part of our service. Service centers and distribution centers use the most effective method of transportation available to meet customer needs, including our own delivery vehicles, dedicated third-party transportation providers, as well as both surface and air common carrier and courier services. These transportation services and delivery vehicles also move products between suppliers, distribution centers, and service centers to assure availability of merchandise for customer needs.

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

      We support our service center network with websites and paper catalogs. AppliedACCESS(R), available at www.applied-access.com, is our broad line website, providing customers a convenient method to search for products in an electronic database, view prices, check inventory levels, place orders, and track order status. Our Maintenance America(R) product catalog and website, www.maintenanceamerica.com, facilitate the purchase of general maintenance and safety products, and tools. And our Fluid Power Connection(R) catalog of hydraulic and pneumatic components, along with a related website, www.fluidpowerconnection.com, facilitate buying these products from our service centers. All of the websites and catalogs are also accessible through www.applied.com.

      The fluid power businesses generally operate independently of the service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all key to the fluid power businesses' success. The businesses distinguish themselves, though, from most component distributors by also offering engineering, design, system fabrication, installation, and repair services. Each business has account managers with extensive technical knowledge, who handle sophisticated projects for customers primarily within the business' geographic region. The businesses also provide additional technical support to our service centers.

      Our operations contrast with those of our product manufacturers because the manufacturers generally confine their direct sales activities to large-volume transactions, mainly with original equipment manufacturers, which incorporate the components purchased into the products they make. The manufacturers generally do not sell replacement components directly to the customer but instead refer the customer to us or another distributor. There is no assurance that this practice will continue, however, and its discontinuance could adversely affect our business.

      Markets and Methods of Distribution. We purchase from several thousand product manufacturers and resell the products to customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities. Customers range from the largest industrial concerns in North America, with whom we may have multiple-location relationships, to the smallest. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our net sales.

      We have witnessed continued consolidation in recent years in various customer industries. In addition, we continue to observe instances of manufacturing capacity being transferred to foreign countries. Each of these trends could result in reduced manufacturing capacity in our targeted geographic and customer industry markets and, consequently, reduced demand for our products and services in those markets.

      In recent years, there has been a trend among large customers towards reducing the number of their suppliers of maintenance and replacement products. We have responded to this trend by expanding our geographic reach, broadening our product offering, and developing new methods for marketing our products. There can be no guarantee, however, that this trend will not have an adverse effect on our business.

      Customers have also increasingly demonstrated a desire to order products through electronic catalogs and Internet-based procurement systems. We have responded to this trend by developing avenues, such as the websites described above, to provide customers the flexibility to order through their preferred electronic procurement method. There can be no guarantee, however, that we will recover our development costs.

      Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share in our industry. Longstanding supplier and customer relationships, geographic coverage, and our associates' experience do, however, support our competitive position. Competition is based generally on product and service offerings, product availability, price, catalogs, and having a local presence.

      Our principal competitors are other bearing, power transmission, industrial rubber, fluid power, linear motion, and general maintenance and safety product distributors, and, to a lesser extent, mill supply and catalog companies. These competitors include local, regional, national, and international operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do. The identity and number of our competitors vary throughout the geographic and product markets in which we compete.

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

      Raw Materials and General Business Conditions. Our operations are dependent on general industrial and economic conditions and would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by any recession or depression that has an adverse effect on industrial activity generally or on key customer industries served by us.

      Number of Employees. On August 31, 2003, we had 4,355 employees.

      Working Capital. Our working capital position is disclosed in the financial statements referred to at Item 15 on page 16 of this Report and is discussed in "Management's Discussion and Analysis" in the 2003 Annual Report to shareholders on page 12.

      We require substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet rapid delivery requirements of customers. We generally require all payments for sales on account within 30 days. Returns are not considered to have a material effect on our working capital requirements. We believe these practices are generally consistent among companies in our industry.

      Environmental Laws. We believe that compliance with laws regulating the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

      (d)   Financial Information about Geographic Areas.

      Net sales by our Canadian and Mexican operations represented 6.8% of our total net sales in fiscal 2003, 5.5% in 2002, and 4.7% in 2001. Long-lived assets located outside the United States are not and have not been material.

      Our U.S. operations' export sales during the fiscal year ended June 30, 2003, and prior fiscal years, were less than 2% of net sales, and were not concentrated in a specific geographic area.

      Additional information regarding our foreign operations is included in the 2003 Annual Report to shareholders in note 12 to the financial statements on page 29, and in "Quantitative and

Qualitative Disclosures About Market Risk" on page 15, and that information is incorporated here by reference.

                               ITEM 2. PROPERTIES.

      We own or lease the properties in which our offices, service centers, distribution centers, and shops are located. At June 30, 2003, we owned real properties at 154 locations and leased 265 locations. Certain locations contain multiple operations, such as a shop and a distribution center.

      Our principal owned real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2003 were:

      -     the distribution center in Atlanta, Georgia

      -     the distribution center in Florence, Kentucky

      -     the service center in West Monroe, Louisiana

      -     the service center and rubber shop in Omaha, Nebraska

      -     the distribution center in Carlisle, Pennsylvania

      Our principal leased real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2003 were:

      -     the corporate headquarters facility in Cleveland, Ohio

      - the distribution center, rubber shop, and service center in Fontana, California

      -     the service center in Long Beach, California

      -     the service center in San Jose, California

      -     the rubber shop and fluid power shop in Tracy, California

      -     the distribution center and service center in Denver, Colorado

      -     the fluid power sales office and warehouse in Joppa, Maryland

      -     the service center in Grand Rapids, Michigan

      -     the service center and fluid power shop in Iron Mountain, Michigan

      -     the service center and offices in Romulus, Michigan

      -     the service center in Kansas City, Missouri

      -     the inventory return center in Elyria, Ohio

      -     the distribution center in Portland, Oregon

      -     the distribution center and rubber shop in Fort Worth, Texas

      -     the service center in Longview, Washington

      -     the rubber shop in Longview, Washington

      -     the offices, service center, and rubber shop in Appleton, Wisconsin

      -     the service center in Milwaukee, Wisconsin

      -     the service center in Delta, British Columbia

      -     the service center and distribution center in Winnipeg, Manitoba

      -     the offices and fluid power shop in Saskatoon, Saskatchewan

      -     the service center in Monterrey, Mexico

      Except for the Joppa facility, all of the properties listed above are used in our service center-based distribution segment. The Tracy, Longview, Delta, Saskatoon, and Winnipeg facilities are used in operations both inside and outside the service center-based distribution segment.

      We consider our properties generally sufficient to meet our requirements for office space and inventory stocking. A service center's size is primarily influenced by the amount of inventory the service center requires to meet customers' needs. We use all of our owned and leased properties except for certain properties which in the aggregate are not material and are either for sale, lease, or sublease to third parties due to a relocation or closing. We also may lease or sublease to others unused portions of buildings.

      In recent years, when opening new locations, we have tended to lease rather than own real property. We do not consider any of our service center, distribution center, or shop properties to be material, because we believe that, if it becomes necessary or desirable to relocate an operation, other suitable property could be found.

      Additional information regarding our properties is included in the 2003 Annual Report to shareholders in note 11 to the financial statements on pages 28-29, and that information is incorporated here by reference.

                       ITEM 3. PENDING LEGAL PROCEEDINGS.

      Applied and/or one of its subsidiaries is a party to various judicial and administrative proceedings. Based on circumstances currently known, we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 2003.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.

      Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held immediately following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 22, 2002:

            David L. Pugh. Mr. Pugh is Chairman & Chief Executive Officer (since October 2000) and has served as a member of the Board of Directors since January 2000. He was President & Chief Executive Officer (from January 2000 to October 2000), and prior to that was President & Chief Operating Officer (from January 1999 to January 2000). Prior to joining Applied, he was Senior Vice President of the Industrial Control Group (from 1996 to
      1998) of Rockwell Automation, a division of Rockwell International Corporation. He is 54 years of age.

            Bill L. Purser. Mr. Purser is President & Chief Operating Officer (since October 2000). Prior to that he was Vice President-Chief Marketing Officer (from February 1999 to October 2000), and Vice President-Marketing & National Accounts (from 1996 to February 1999). He is 60 years of age.

            Todd A. Barlett. Mr. Barlett is Vice President-Global Business Development (since October 2000). He had served as Vice President-Alliance Systems (from January 2000 to October 2000) and Vice President-National Accounts & Alliance Systems (from 1998 to January 2000). He is 48 years of age.

            Fred D. Bauer. Mr. Bauer is Vice President-General Counsel (since April 2002) and Secretary (since October 2001). He had served as Vice President-Legal Services (from May 2000 to April 2002) and Assistant Secretary (from 1994 to October 2001), and had also been Assistant General Counsel (from 1994 to May 2000). He is 37 years of age.

            Michael L. Coticchia. Mr. Coticchia is Vice President-Human Resources and Administration (since April 2002). Prior to that, he served as Vice President-Human Resources and Risk Management (from October 1998 to April 2002) and Assistant Secretary (from 1990 to January 2002), and had also been Director-Human Resources and Risk Management (from 1994 to October 1998). He is 41 years of age.

            Mark O. Eisele. Mr. Eisele is Vice President & Controller (since
      1997). He is 46 years of age.

            James T. Hopper. Mr. Hopper is Vice President-Chief Information Officer (since January 2000). He had served as Vice President-Information Systems (from 1995 to January 2000). He is 60 years of age.

            Jeffrey A. Ramras. Mr. Ramras is Vice President-Marketing and Supply Chain Management (since September 2002). He had served as Vice President-Supply Chain Management (from January 2000 to September 2002) and as Vice President-Logistics (from 1995 to January 2000). He is 48 years of age.

            Richard C. Shaw. Mr. Shaw is Vice President-Communications and Learning (since January 2000). He had served as Vice
      President-Communications, Organizational Learning & Quality Standards (from 1996 to January 2000). He is 55 years of age.

            John R. Whitten. Mr. Whitten is Vice President-Chief Financial Officer (since 1997) and Treasurer (since 1992). He is 57 years of age. Mr. Whitten has announced his retirement, effective at December 31, 2003.


                                    PART II.

            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS.

      Applied's common stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol AIT. Information concerning the principal market for Applied's common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2003, 2002, and 2001 and the number of shareholders of record as of August 25, 2003 is set forth in the 2003 Annual Report to shareholders on page 33, under the caption "Quarterly Operating Results and Market Data," and that information is incorporated here by reference.

      Information concerning securities authorized for issuance under Applied's equity compensation plans is set forth in Applied's proxy statement dated September 12, 2003 under the caption, "Equity Compensation Plan Information" on page 13, and that information is incorporated here by reference.

                        ITEM 6. SELECTED FINANCIAL DATA.

      The summary of selected financial data for the last five years is set forth in the 2003 Annual Report to shareholders in the table on pages 34 and 35 under the caption "10 Year Summary" and is incorporated here by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

      "Management's Discussion and Analysis" is set forth in the 2003 Annual Report to shareholders on pages 10 through 15 and is incorporated here by reference.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK.

      The disclosures about market risk required by this item are set forth in Applied's 2003 Annual Report to shareholders on page 15, which information is incorporated here by reference. For further information relating to borrowing and interest rates, see the Liquidity and Capital Resources section of "Management's Discussion and Analysis" and Notes 6 and 7 to the Consolidated Financial Statements in Applied's 2003 Annual Report to shareholders on pages 11-12, 24 and 25, respectively, which information is incorporated here by reference. In addition, please see "Cautionary Statement under Private Securities Litigation Reform Act" at page 3, above, for additional risk factors relating to our business.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the independent auditors' report listed below, which are included in the 2003 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed with this Report:

            Caption                                                     Page No.
            -------                                                     --------

      Financial Statements:

            Statements of Consolidated Income                              16
            for the Years Ended
            June 30, 2003, 2002, and 2001

            Consolidated Balance Sheets                                    17
            June 30, 2003 and 2002

            Statements of Consolidated Cash Flows                          18
            for the Years Ended
            June 30, 2003, 2002, and 2001

            Statements of Consolidated Shareholders'                       19
            Equity for the Years Ended
            June 30, 2003,    2002, and 2001

            Notes to Consolidated Financial Statements                  20 - 30
            for the Years Ended
            June 30, 2003, 2002, and 2001

      Independent Auditors' Report                                         31

      Supplementary Data:

            Quarterly Operating Results and                                33
            Market Data


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not applicable.


                        ITEM 9A. CONTROLS AND PROCEDURES.

      Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated Applied's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and the CFO have concluded that the disclosure controls and procedures are effective in timely alerting them to material information about Applied required to be included in our Exchange Act reports.

      Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item as to Applied's directors is set forth in Applied's Proxy Statement dated September 12, 2003 on pages 4 through 7 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to Applied's executive officers has been furnished in this Report on pages 11 through 13 in Part I, after Item 4, under the caption "Executive Officers of the Registrant."

      The information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Applied's Proxy Statement on page 21 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.

      Applied has a code of ethics, entitled the Code of Business Ethics, that applies to our employees, including our chief executive officer, chief financial officer, and controller. The Code of Business Ethics is posted at the investor relations area of our website, www.applied.com.

                        ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Item is set forth in Applied's Proxy Statement dated September 12, 2003, under the captions "Compensation of Directors" on page 8, "Deferred Compensation Plan for Non-Employee Directors" on page 9, "Summary Compensation" on page 11, "Option Grants in Last Fiscal Year" and "Aggregated Option Exercises and Fiscal Year-End Option Values" on page 12, "Long-Term Incentive Plans - Awards in Last Fiscal Year" on page 13, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" and "Deferred Compensation Plan" on page 14, and "Change in Control Agreements and Other Related Arrangements" on page 15, and is incorporated here by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Information concerning the security ownership of certain beneficial owners and management and related stockholder matters is set forth in Applied's proxy statement dated September 12, 2003, under the captions "Beneficial Ownership of Certain Applied Shareholders and Management" on page 10 and "Equity Compensation Plan Information" on page 13, and is incorporated here by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                 Not applicable.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                  Not applicable for year ended June 30, 2003.

                                    PART IV.

          ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
                       SCHEDULES AND REPORTS ON FORM 8-K.

(a)1. Financial Statements.

      The following consolidated financial statements, notes thereto, the independent auditors' report, and supplemental data are included in the 2003 Annual Report to shareholders on pages 16 through 31 and page 33, and are incorporated by reference in Item 8 of this Report.

                              Caption

            Statements of Consolidated Income for the Years Ended June 30, 2003, 2002, and 2001

            Consolidated Balance Sheets at
            June 30, 2003 and 2002

            Statements of Consolidated Cash Flows for the Years Ended June 30, 2003, 2002, and 2001

            Statements of Consolidated Shareholders'
            Equity for the Years Ended June 30, 2003,
            2002, and 2001

            Notes to Consolidated Financial Statements for the Years Ended June 30, 2003, 2002, and 2001

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

(a)3. Exhibits.

            * Asterisk indicates an executive compensation plan or arrangement.

            Exhibit
            No.         Description
            -------     -----------
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

            *10(a) Form of Change in Control Agreement (amended and restated as of August 8, 2001) between Applied and each of its executive officers (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31,
                        2001, SEC File No. 1-2299, and incorporated here by reference).

            *10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated
                        September 12, 2003, SEC File No. 1-2299, on page 8, under the caption "Compensation of Directors," and is incorporated here by reference.

            *10(c)      Applied Deferred Compensation Plan for Non-Employee
                        Directors (September 1, 2003 Restatement).

            *10(d)      A written description of Applied's Life and Accidental
                        Death and Dismemberment Insurance for executive officers
                        (filed as Exhibit 10(b) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

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

            *10(g)      Applied Supplemental Executive Retirement Benefits Plan
                        (January 1, 2002 Restatement) in which current and certain former executive officers participate (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended
                        March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

            *10(h)      Applied Deferred Compensation Plan (September 1, 2003
                        Restatement).

            *10(i)      1997 Long-Term Performance Plan re-adopted by
                        Shareholders on October 22, 2002 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December
                        31, 1997, SEC File No. 1-2299, and incorporated here by reference).

            *10(j) Amendment No. 1 to 1997 Long-Term Performance Plan, effective as of August 8, 2003.

            *10(k)      Applied Supplemental Defined Contribution Plan (January
                        1, 1997 Restatement) (filed as Exhibit 10(m) to
                        Applied's Registration Statement on Form S-4 filed May
                        23, 1997, Registration No. 333-27801, and incorporated here by reference).

            *10(l)      First Amendment to Applied Supplemental Defined
                        Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

            *10(m)      Second Amendment to Applied Supplemental Defined
                        Contribution Plan effective as of January 16, 2001
                        (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

            *10(n)      Retention Program for James T. Hopper, Vice
                        President-Chief Information Officer, dated March 30,
                        2000 (filed as Exhibit 10(o) to Applied's Form 10-K for the year ended June 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

            10(o) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as
                        Exhibit 10(n) to Applied's Registration Statement on
                        Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

            *10(p)      Non-qualified Deferred Compensation Agreement between
                        Applied and J. Michael Moore effective as of December
                        31, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No.
                        1-2299, and incorporated here by reference).

            13          Applied 2003 Annual Report to shareholders (not deemed
                        "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

            21          Applied's subsidiaries at June 30, 2003.

            23          Independent auditors' consent.

            24          Powers of attorney.

            31          Rule 13a-14(a)/15d-14(a) certifications.

            32          Section 1350 certifications.

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

(b)   Reports on Form 8-K.

      Applied filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2003. In that report, filed on April 16, 2003, Applied furnished its press release of that date regarding financial results for the quarter ended March 31, 2003.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Applied Industrial Technologies, Inc.

      We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2003 and 2002, and for each of the years in the three year period ended June 30, 2003, and have issued our report thereon dated August 8, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in fiscal 2002); such consolidated financial statements and report are included in your 2003 Annual Report to shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in
Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
August 8, 2003

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                                 (in thousands)


              COLUMN A                    COLUMN B            COLUMN C              COLUMN D        COLUMN E
--------------------------------------   ----------   -----------------------      ----------      ----------

                                                      ADDITIONS    ADDITIONS
                                         BALANCE AT   CHARGED TO   CHARGED TO      DEDUCTIONS       BALANCE
                                         BEGINNING    COSTS AND      OTHER            FROM         AT END OF
             DESCRIPTION                 OF PERIOD    EXPENSES      ACCOUNTS        RESERVE          PERIOD
--------------------------------------   ----------   ----------   ----------      ----------      ----------
YEAR ENDED JUNE 30 2003:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                               $    5,600   $    2,510   $      500(B)   $    2,510(A)   $    6,100


YEAR ENDED JUNE 30 2002:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                               $    5,400   $    4,488                   $    3,888(A)   $    5,600
                                                                                          400(B)

YEAR ENDED JUNE 30 2001:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                               $    3,800   $    6,995   $      700(B)   $    6,500(A)   $    5,400
                                                                          405(C)

(A)   Amounts represent uncollectible accounts charged off.

(B)   Amounts represent reserves for the return of merchandise by customers.

(C) Represents reserves recorded through purchase accounting for acquisitions made during the year.

                                   SCHEDULE II

                                    SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ David L. Pugh                         /s/ Bill L. Purser
--------------------------------------    --------------------------------------
David L. Pugh, Chairman &                 Bill L. Purser, President &
Chief Executive Officer                   Chief Operating Officer

/s/ John R. Whitten                       /s/ Mark O. Eisele
--------------------------------------    --------------------------------------
John R. Whitten                           Mark O. Eisele
Vice President-Chief Financial Officer    Vice President & Controller
& Treasurer                               (Principal Accounting Officer)

Date:  September 17, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        *                                       *
--------------------------------------    --------------------------------------
William G. Bares, Director                Dr. Roger D. Blackwell, Director

        *                                       *
--------------------------------------    --------------------------------------
William E. Butler, Director               Thomas A. Commes, Director

        *                                       *
--------------------------------------    --------------------------------------
Peter A. Dorsman, Director                Russell R. Gifford, Director

        *                                       *
--------------------------------------    --------------------------------------
L. Thomas Hiltz, Director                 Edith Kelly-Green, Director

        *                                 /s/ David L. Pugh
--------------------------------------    --------------------------------------
J. Michael Moore, Director                David L. Pugh, Chairman & Chief
                                          Executive Officer and Director

        *                                       *
--------------------------------------    --------------------------------------
Dr. Jerry Sue Thornton, Director          Stephen E. Yates, Director

/s/ Fred D. Bauer
--------------------------------------
Fred D. Bauer, as attorney in fact
for persons indicated by "*"

Date: September 17, 2003

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2003

Exhibit
No.         Description
-------     -----------
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

*10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 12, 2003, SEC
            File No. 1-2299, on page 8, under the caption "Compensation of Directors," and is incorporated here by reference.

*10(c)      Applied Deferred Compensation Plan for Non-Employee Directors
            (September 1, 2003 Restatement).                            Attached

*10(d)      A written description of Applied's Life and Accidental Death and
            Dismemberment Insurance for executive officers (filed as Exhibit
            10(b) to Applied's Form 10-Q for the quarter ended December 31,
            1997, SEC File No. 1-2299, and incorporated here by reference).

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

*10(g)      Applied Supplemental Executive Retirement Benefits Plan
            (January 1, 2002 Restatement) in which current and certain former executive officers currently participate (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended March 31, 2002, SEC File
            No. 1-2299, and incorporated here by reference).

*10(h)      Applied Deferred Compensation Plan (September 1, 2003 Restatement).
                                                                        Attached

*10(i)      1997 Long-Term Performance Plan re-adopted by Shareholders on
            October 22, 2002 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(j)      Amendment No. 1 to 1997 Long-Term Performance Plan, effective as of
            August 8, 2003.                                             Attached

*10(k)      Applied Supplemental Defined Contribution Plan (January 1, 1997
            Restatement) (filed as Exhibit 10(m) to Applied's Registration
            Statement on Form S-4 filed May 23, 1997, Registration No.
            333-27801, and incorporated here by reference).

*10(l) First Amendment to Applied Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied's
            Form 10-Q for the quarter ended September 30, 2000, SEC File No.
            1-2299, and incorporated here by reference).

*10(m) Second Amendment to Applied Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to
            Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File
            No. 1-2299, and incorporated here by reference).

*10(n)      Retention Program for James T. Hopper, Vice President-Chief
            Information Officer, dated March 30, 2000 (filed as Exhibit 10(o) to
            Applied's Form 10-K for the year ended June 30, 2000, SEC File No.
            1-2299, and incorporated here by reference).

10(o) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to
            Applied's Registration Statement on Form S-4 filed May 23, 1997,
            Registration No. 333-27801, and incorporated here by reference).

*10(p)      Non-qualified Deferred Compensation Agreement between Applied and J.
            Michael Moore effective as of December 31, 1997 (filed as Exhibit
            10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998,
            SEC File No. 1-2299, and incorporated here by reference).

13          Applied 2003 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly
            incorporated by reference).                                 Attached

21          Applied's subsidiaries at June 30, 2003.                    Attached

23          Independent Auditors' Consent.                              Attached

24          Powers of Attorney.                                         Attached

31          Rule 13a-14(a)/15d-14(a) certifications.                    Attached

32          Section 1350 certifications.                                Attached