Form 10-Q
period 2003-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2003-11-13
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 2003
                                 -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                          Commission File Number 1-2299
                                                 ------


                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                Ohio                                         34-0117420
-------------------------------------------------------------------------------------------------
                  (State or other jurisdiction of                          (I.R.S. Employer
                   incorporation or organization)                       Identification Number)



                 One Applied Plaza, Cleveland, Ohio                            44115
-------------------------------------------------------------------------------------------------
              (Address of principal executive offices)                       (Zip Code)


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

Yes     X         No
      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X         No
      -----

Shares of common stock outstanding on     October 31, 2003         19,264,043
                                        ----------------------------------------
                                                                 (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------

                                      INDEX


                                                                                    Page No.
Part I:   FINANCIAL INFORMATION

         Item 1:     Financial Statements

                     Condensed Statements of Consolidated Income -                     2
                     Three Months Ended September 30, 2003 and 2002

                     Condensed Consolidated Balance Sheets -                           3
                     September 30, 2003 and June 30, 2003

                     Condensed Statements of Consolidated Cash Flows -                 4
                     Three Months Ended September 30, 2003 and 2002

                     Notes to Condensed Consolidated Financial Statements            5 - 8


                     Review By Independent Public Accountants                          9


         Item 2:     Management's Discussion and Analysis of                        10 - 13
                     Financial Condition and Results of Operations

         Item 3:     Quantitative and Qualitative Disclosures About Market Risk       14

         Item 4:     Controls and Procedures                                          15


Part II:  OTHER INFORMATION

         Item 1:     Legal Proceedings                                                16

         Item 5:     Other Information                                                16

         Item 6:     Exhibits and Reports on  Form 8-K                                18


Signatures                                                                            20

Exhibit Index

Exhibits

PART I:              FINANCIAL INFORMATION
ITEM I:              Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)




                                                        Three Months Ended
                                                           September 30
                                                        2003            2002
                                                     --------        --------


Net Sales                                            $361,146        $368,019
Cost of sales                                         267,669         278,117
                                                     --------        --------
Gross Profit                                           93,477          89,902
Selling, distribution and
    administrative expenses                            84,481          82,058
                                                     --------        --------
Operating Income                                        8,996           7,844
Interest expense, net                                   1,318           1,261
Other, net                                                166             288
                                                     --------        --------
Income Before Income Taxes                              7,512           6,295
Income Taxes                                            2,680           2,390
                                                     --------        --------
Net Income                                           $  4,832        $  3,905
                                                     ========        ========

Earnings Per Share - Basic                           $   0.25        $   0.21
                                                     ========        ========

Earnings Per Share - Diluted                         $   0.25        $   0.20
                                                     ========        ========
Cash dividends per common
  share                                              $   0.12        $   0.12
                                                     ========        ========

 Weighted average common shares
   outstanding for basic computation                   19,008          19,016

  Dilutive effect of stock options
    and awards                                            405             273
                                                     --------        --------

 Adjusted average common shares
    outstanding for diluted computation                19,413          19,289
                                                      ========        ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                     September 30        June 30
                                                                         2003             2003
                                                                     ------------       ---------

                                          ASSETS

Current assets
    Cash and temporary investments                                    $  37,088         $  55,079
    Accounts receivable, less allowances
     of $6,200 and $6,100                                               173,218           173,915
    Inventories  (at LIFO)                                              163,998           159,798
    Other current assets                                                 12,643            11,702
                                                                      ---------         ---------
Total current assets                                                    386,947           400,494
Property, less accumulated depreciation
     of $88,801 and $85,836                                              82,953            77,942
Goodwill                                                                 49,609            49,687
Other assets                                                             24,963            25,281
                                                                      ---------         ---------

  TOTAL ASSETS                                                        $ 544,472         $ 553,404
                                                                      =========         =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Notes payable                                                     $   2,950
    Accounts payable                                                     71,902         $  75,411
    Other accrued liabilities                                            52,125            65,724
                                                                      ---------         ---------
Total current liabilities                                               126,977           141,135
Long-term debt                                                           78,360            78,558
Other liabilities                                                        25,563            25,855
                                                                      ---------         ---------
  TOTAL LIABILITIES                                                     230,900           245,548
                                                                      ---------         ---------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding

Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued                             10,000            10,000
Additional paid-in capital                                               85,890            84,898
Income retained for use in the business                                 292,262           289,724
Treasury shares - at cost, 4,843 and 5,076 shares                       (75,631)          (78,706)
Unearned restricted common stock compensation                               (48)             (114)
Accumulated other comprehensive income                                    1,099             2,054
                                                                      ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                                            313,572           307,856
                                                                      ---------         ---------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                            $ 544,472         $ 553,404
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
                             (Amounts in thousands)

                                                                               Three Months Ended
                                                                                   September 30
                                                                               2003             2002
                                                                             --------         --------
Cash Flows from Operating Activities
    Net income                                                               $  4,832         $  3,905
    Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
       Depreciation and amortization                                            4,085            4,159
       Gain on sale of property                                                   (37)          (1,329)
       Changes in operating assets and liabilities, net of
         effects from acquisition of business                                 (20,295)          13,587
       Treasury shares contributed to employee benefit and deferred
          compensation plans                                                    2,979              836
       Other - net                                                               (198)            (242)
                                                                             --------         --------
Net Cash provided by (used in) Operating Activities                            (8,634)          20,916
                                                                             --------         --------
Cash Flows from Investing Activities
    Property purchases                                                         (8,742)          (2,884)
    Proceeds from property sales                                                  636            2,931
    Deposits and other                                                            215            1,488
                                                                             --------         --------
Net Cash provided by (used in) Investing Activities                            (7,891)           1,535
                                                                             --------         --------
Cash Flows from Financing Activities
    Borrowings and (repayments) - net                                             100
    Proceeds from termination of interest rate swap                                              2,517
    Dividends paid                                                             (2,294)          (2,304)
    Purchases of treasury shares                                               (1,982)          (1,773)
    Exercise of stock options                                                   2,710               93
                                                                             --------         --------
Net Cash used in Financing Activities                                          (1,466)          (1,467)
                                                                             --------         --------
Increase (decrease) in cash and temporary
    investments                                                               (17,991)          20,984
Cash and temporary investments
    at beginning of period                                                     55,079           23,060
                                                                             --------         --------
Cash and Temporary Investments
    at End of Period                                                         $ 37,088         $ 44,044
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

          (Amounts in thousands, except per share amounts) (Unaudited)



1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to a fair statement of operations of the interim periods have been made. This Quarterly Report on Form 10-Q should be read in conjunction with the Applied Industrial Technologies, Inc. (the Company) Annual Report on Form 10-K for the year ended June 30, 2003.

         The results of operations for the three month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

         Sales are recognized when products are shipped or delivered to a customer, which is when title is transferred to the customer. Products are billed at agreed upon prices. The Company's experience is that collection of receivables recorded for all sales is reasonably assured.

2.       SEGMENT INFORMATION

         The accounting policies of the Company's reportable segment and its other businesses are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Sales between the service center based distribution segment and the other businesses are not significant. Operating results are in the United States, Canada, Mexico and Puerto Rico. Operations in Canada, Mexico and Puerto Rico represent approximately 8.8% of the total net sales of Applied for the three months ended September 30, 2003 and therefore are not presented separately. In addition, approximately 30.6% of these operations' net sales are included in the "Other" column relating to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)



SEGMENT FINANCIAL INFORMATION:

                                               SERVICE CENTER
                                                   BASED
                                                DISTRIBUTION       OTHER            TOTAL
                                               --------------     --------        --------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Net sales                                         $337,903        $ 23,243        $361,146
Operating income                                     9,803             712          10,515
Assets used in the business                        521,839          22,633         544,472
Depreciation                                         3,301             170           3,471
Capital expenditures                                 8,702              40           8,742
                                                  --------        --------        --------

THREE MONTHS ENDED SEPTEMBER 30, 2002
Net sales                                         $344,970        $ 23,049        $368,019
Operating income                                     9,463              60           9,523
Assets used in the business                        513,225          25,563         538,788
Depreciation                                         3,539             174           3,713
Capital expenditures                                 2,732             152           2,884
                                                  --------        --------        --------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30
                                                 -----------------------
                                                   2003            2002
                                                 -------         -------
Operating income for
    reportable segment                           $ 9,803         $ 9,463
Other operating income                               712              60
Adjustments for:
    Other intangible amortization                   (189)           (243)
    Corporate and other income (expense),
      net of allocations (a)                      (1,330)         (1,436)
                                                 -------         -------

Total operating income                             8,996           7,844
Interest expense, net                              1,318           1,261
Other expense, net                                   166             288
                                                 -------         -------
Income before income taxes                       $ 7,512         $ 6,295
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


3.       GUARANTEES

         The Company had a construction and lease facility under which a distribution center and three service centers were constructed by the lessor and leased to the Company under operating lease arrangements. The Company purchased the properties for $7,500 at the end of the lease term in September 2003. The residual value guarantee provisions of this lease arrangement expired with the purchase of the properties.

4.       STOCK OPTIONS

         Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during this fiscal year is the same as that which would have been recognized had the fair value recognition provisions been applied to all awards granted after July 1, 1995. Results for prior years have not been restated. The compensation expense recorded during the quarter ended September 30, 2003 was $359, $232 net of tax, or $0.01 per share. The following table discloses the compensation expense and net income as if the fair value based method had been applied in each period:


                                                                                     Three Months Ended
                                                                                        September 30
                                                                                  -----------------------
                                                                                   2003            2002
                                                                                  ------        ---------

         Net income, as reported                                                  $4,832        $   3,905
         Plus:  Stock-based employee compensation expense included in
         reported net income, net of related tax effects                             232
         Less:  Total stock-based employee compensation expense determined
         under fair value based method, net of tax                                  (232)            (308)
                                                                                  ------        ---------
         Pro forma net income                                                     $4,832        $   3,597
                                                                                  ======        =========

         Earnings per share:
           Basic - as reported                                                    $ 0.25        $    0.21
                                                                                  ======        =========
           Basic - pro forma                                                      $ 0.25        $    0.19
                                                                                  ======        =========

           Diluted - as reported                                                  $ 0.25        $    0.20
                                                                                  ======        =========
           Diluted - pro forma                                                    $ 0.25        $    0.19
                                                                                  ======        =========

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)


Compensation expense has been determined using the Black-Scholes option-pricing model. The assumptions used for grants issued during the quarter ended September 30, 2003 and 2002 are:

                                THREE MONTHS ENDED
                                   SEPTEMBER 30
                               --------------------
                                 2003         2002
                               -------      -------

Expected life                  7 years      7 years
Risk free interest rate           3.8%         3.9%
Dividend yield                    3.0%         3.0%
Volatility                       31.7%        30.9%


5.       CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities." The Company is a minority owner in iSource Performance Materials L.L.C. (iSource), and has guaranteed bank debt up to $3,000. iSource has assets of $3,000, accounts payable of $2,500 and notes payable of $2,950. The Company's purchases currently account for more than 90% of iSource's sales and the Company is considered the primary beneficiary of iSource's operations. In accordance with FIN 46, iSource's financial statements were consolidated with the Company's beginning in July 2003. The effect of the consolidation was not material to the Company's consolidated financial statements.

6.       SUBSEQUENT EVENT

         In November 2003, the Company acquired the stock of a Mexican distributor of industrial products for approximately $2,800. The results of the acquired business operations will be included in our service center based distribution segment from the acquisition date. Results of operations for this acquisition are not material for all periods presented. The Company is still in the process of completing the purchase price allocation of fair values to the assets and liabilities acquired.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


The condensed consolidated balance sheet of the Company as of September 30, 2003, and the related condensed statements of consolidated income and cash flows for the three-month periods ended September 30, 2003 and 2002, have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS' REPORT

Applied Industrial Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2003, and the related condensed statements of consolidated income and cash flows for the three-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2003, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 8, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the condensed consolidated interim financial statements, effective July 1, 2003, the Company changed its method of accounting for stock-based compensation and adopted the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

/s/Deloitte & Touche LLP

Cleveland, Ohio
November 10, 2003

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at September 30, 2003 and June 30, 2003, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities was $8.6 million in the three months ended September 30, 2003. This compares to $20.9 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continued to monitor and control its investments in inventories and receivables by taking advantage of various vendor purchasing programs and through the use of system enhancements to improve inventory tracking and collection efforts. During the three month period ended September 30, 2003, inventories increased approximately $4.2 million, including $2.8 million resulting from the consolidation of iSource per FIN 46 (see Notes to the condensed consolidated financial statements). Inventory levels are expected to remain at current levels during the second quarter of the fiscal year. Accounts payable and other accrued liabilities decreased $17.4 million due to the payment of fiscal year-end accrued compensation benefits during the quarter.

Capital expenditures were $8.7 million for the period ended September 30, 2003 compared to $2.9 million in the prior year. In September 2003, the Company purchased, for $7.5 million, four operating facilities which had previously been under a lease arrangement (see Notes to the condensed consolidated financial statements). For the entire year we expect our total capital expenditures to be about $15.0 million. Our depreciation and amortization for the entire year is expected to be within the range of $15.0 million to $16.0 million.

The Company had a $150 million committed revolving credit agreement with a group of banks that expired at the end of October 2003. The Company is currently in the process of replacing this facility with a new $100 million facility. The new agreement should be completed by the end of November 2003. Additionally, the Company is currently negotiating with Prudential Insurance Company for a $100 million credit facility for long-term private placement borrowing. This credit agreement will replace a previously unused facility that expired on October 31, 2003.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


At September 30, 2003, the Company had $25.0 million of private placement debt outstanding that was entered into to refinance a portion of the debt incurred in connection with its June 2000 Canadian acquisition. The full $25.0 million is due at maturity in November 2010. The Company has mitigated the foreign currency exposure though the use of cross currency swaps on the $25 million of debt, and the associated interest payments.

The aggregate annual maturities of long-term debt over the next five years include $50.0 million in fiscal 2008 and $25,000 in fiscal 2011.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future business acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 91,000 shares of its common stock for $2.0 million during the three months ended September 30, 2003 compared to 104,000 shares for $1.8 million during the three months ended September 30, 2002. At September 30, 2003, the Company had remaining authorization to repurchase up to 1 million additional shares.

Other Matters
-------------

In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities." The Company is a minority owner in iSource Performance Materials L.L.C. (iSource), and has guaranteed iSource's bank debt up to $3.0 million. iSource has assets of $3.0 million, accounts payable of $2.5 million and notes payable of $2.9 million. The Company's purchases currently account for more than 90% of iSource's sales and the Company is considered the primary beneficiary of iSource's operations. In accordance with FIN 46, iSource's financial statements were consolidated with the Company's beginning in July 2003. The effect of the consolidation was not material to the Company's consolidated financial statements.

Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during this fiscal year for stock options is the same as that which would have been recognized had the fair value recognition provisions been applied to all stock option awards granted after July 1, 1995. The compensation expense recorded during the quarter ended September 30, 2003 related to stock options was $.4 million, or $.01 per share after tax.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Net sales decreased 1.9% compared to the prior year due to the continued weakness in the industrial economy. Industrial product sales for the quarter decreased by 2.1% and fluid power and other sales decreased by 0.1%. Same store sales decreased 2.8% compared to those in the same quarter last year.

Gross profit as a percentage of sales increased to 25.9% from 24.4%. This increase is primarily due to higher recovery of our shipping expenses, lower freight costs and improvements from product pricing initiatives.

Selling, distribution and administrative expenses increased $2.4 million compared to the prior year. The difference primarily relates to a relatively high level of gains on the sales of unneeded real estate and other property in the prior year. The Company also began to expense stock options during the quarter ended September 30, 2003.

Interest expense-net for the quarter increased by 4.5% as compared to the prior year as a result of lower interest income.

Income tax expense as a percentage of income before taxes was 35.7% for the quarter ended September 30, 2003 compared to 38.0% for the quarter ended September 30, 2002. This decrease is due to lower non-deductible expenses and lower effective state, local and Canadian tax rates.

As a result of the above factors, net income increased by 23.7% compared to the same quarter of last year and earnings per share increased 25.0%.

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


The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at September 30, 2003. iSource has $3.0 million variable rate borrowings outstanding under its line of credit agreement guaranteed by the Company. The Company has no interest rate swap agreements outstanding, therefore, all of the Company's outstanding long-term debt is currently at fixed interest rates at September 30, 2003 and scheduled for repayment in December 2007 and beyond.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             ------------------------------------------------------
                         ITEM 4: CONTROLS AND PROCEDURES


Management, under the supervision and with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the CEO and the CFO have concluded that the disclosure controls and procedures are effective in timely alerting them to material information about the Company required to be included in the Company's Exchange Act reports.

Management has not identified any change in internal control over financial reporting occurring during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.  Other Information.
         ------------------

(a)      Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         At the Company's Annual Meeting of Shareholders held on October 21, 2003, there were 19,137,614 shares of common stock entitled to vote. The shareholders voted on the matters submitted to the meeting as follows:

         1. Election of four persons to be directors of Class I for a term of three years:

                                                For              Withheld
                                                ---              --------

                  Thomas A. Commes          17,664,189             325,488
                  Peter A. Dorsman          17,683,001             306,676
                  J.  Michael Moore         16,912,999           1,076,678
                  Jerry Sue Thornton        17,588,974             400,703

                  The terms of the Class II directors, including William G. Bares, Roger D. Blackwell, Edith Kelly-Green, and Stephen E. Yates, and of the Class III directors, including William E. Butler, Russell R. Gifford, L. Thomas Hiltz, and David L. Pugh, continued after the meeting.

         2. Ratification of the Audit Committee's appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2004.

                               For                Withheld          Abstain
                               ---                --------          -------

                           17,697,833             175,747           116,097

         3.       Approval of the Deferred Compensation Plan for Non-Employee
                  Directors.

                               For                Withheld          Abstain
                               ---                --------          -------

                           15,227,162             1,393,574         181,445

                  There were 1,187,496 broker non-votes on this matter.

         4.       Approval of the Deferred Compensation Plan.

                               For                Withheld          Abstain
                               ---                --------          -------

                           14,524,774             2,138,115         165,990

                  There were 1,160,798 broker non-votes on this matter.

(b)      Election of Officers.
         ---------------------

         At its organizational meeting held on October 21, 2003, the Board of Directors elected the following officers of the Company:

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

         The Board also elected Mark O. Eisele to the office of Vice President-Chief Financial Officer & Treasurer effective January 1, 2004 (succeeding Mr. Whitten, who has announced his retirement) and Maryann
         R. Correnti to the new position of Vice President-Strategic Planning and Development effective December 1, 2003.

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

(b)      Reports on Form 8-K.
         --------------------

         The Company filed the following Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2003:

         1. Filing on July 3, 2003, Applied attached its press release of that date regarding fourth quarter earnings.

         2. Filing on August 8, 2003, Applied attached its press release of that date regarding fourth quarter and fiscal 2003 year-end results.

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

                                 APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                 (Company)



Date:  November 13, 2003         By:      /s/ David L. Pugh
                                     -------------------------------------------
                                          David L. Pugh
                                          Chairman & Chief Executive Officer

Date:  November 13, 2003         By:      /s/ John R. Whitten
                                     -------------------------------------------
                                          John R. Whitten
                                          Vice President-Chief Financial Officer
                                                & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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

                  31                Rule 13a-14(a)/15d-14(a) certifications.             Attached

                  32                Section 1350 certifications.                         Attached