Form 10-Q
period 2003-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2004-02-09
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2003

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

Yes [X]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]      No [ ]

Shares of common stock outstanding on January 31, 2004       19,392,190
                                      ------------------------------------------
                                                           (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   Page No.
Part I: FINANCIAL INFORMATION

        Item 1:      Financial Statements

                     Condensed Statements of Consolidated Income -                    2
                     Three Months and Six Months Ended
                     December 31, 2003 and 2002

                     Condensed Consolidated Balance Sheets -                          3
                     December 31, 2003 and June 30, 2003

                     Condensed Statements of Consolidated Cash Flows -                4
                     Six Months Ended December 31, 2003 and 2002

                     Notes to Condensed Consolidated Financial Statements           5 -10

                     Review By Independent Public Accountants                         11

        Item 2:      Management's Discussion and Analysis of                        12-17
                     Financial Condition and Results of Operations

        Item 3:      Quantitative and Qualitative Disclosures About Market Risk       18

        Item 4:      Controls and Procedures                                          19

Part II: OTHER INFORMATION

        Item 1:      Legal Proceedings                                                20

        Item 4:      Submission of Matters to a Vote of Security Holders              20

        Item 6:      Exhibits and Reports on  Form 8-K                                20

Signatures                                                                            22

Exhibit Index

Exhibits

PART I:      FINANCIAL INFORMATION
ITEM I:      Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    DECEMBER 31                    DECEMBER 31
                                               2003            2002            2003            2002
                                           ----------------------------    ----------------------------
Net Sales                                  $    359,711    $    355,707    $    720,857    $    723,726
Cost of sales                                   264,545         264,516         532,214         542,633
                                           ------------    ------------    ------------    ------------
Gross Profit                                     95,166          91,191         188,643         181,093
Selling, distribution and
    administrative expenses                      85,916          83,871         170,397         165,929
                                           ------------    ------------    ------------    ------------
Operating Income                                  9,250           7,320          18,246          15,164
Interest expense, net                             1,405           1,342           2,723           2,603
Other, net                                         (108)             38              58             326
                                           ------------    ------------    ------------    ------------
Income Before Income Taxes                        7,953           5,940          15,465          12,235
Income Taxes                                      2,820           2,080           5,500           4,470
                                           ------------    ------------    ------------    ------------
Net Income (Loss)                          $      5,133    $      3,860    $      9,965    $      7,765
                                           ============    ============    ============    ============

Earnings Per Share - Basic                 $       0.27    $       0.20    $       0.52    $       0.41
                                           ============    ============    ============    ============

Earnings Per Share - Diluted               $       0.26    $       0.20    $       0.51    $       0.40
                                           ============    ============    ============    ============
Cash dividends per common
  share                                    $       0.12    $       0.12    $       0.24    $       0.24
                                           ============    ============    ============    ============

Weighted average common shares
  outstanding for basic computation              19,227          18,954          19,117          18,985

Dilutive effect of stock options
  and awards                                        410             279             423             282
                                           ------------    ------------    ------------    ------------

Adjusted average common shares
  outstanding for diluted computation            19,637          19,233          19,540          19,267
                                           ============    ============    ============    ============

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                     DECEMBER 31    JUNE 30
                                                        2003          2003
                                                     -----------   ---------
                      ASSETS

 Current assets
    Cash and temporary investments                   $    24,401   $  55,079
    Accounts receivable, less allowances
     of $6,200 and $6,100                                170,074     173,915
    Inventories  (at LIFO)                               191,249     159,798
    Other current assets                                  13,536      11,702
                                                     -----------   ---------
Total current assets                                     399,260     400,494
Property, less accumulated depreciation
     of $92,746 and $85,836                               81,207      77,942
Goodwill                                                  50,433      49,687
Other assets                                              25,600      25,281
                                                     -----------   ---------

  TOTAL ASSETS                                       $   556,500   $ 553,404
                                                     ===========   =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                 $    74,040   $  75,411
    Other accrued liabilities                             58,592      65,724
                                                     -----------   ---------
Total current liabilities                                132,632     141,135
Long-term debt                                            78,163      78,558
Other liabilities                                         26,684      25,855
                                                     -----------   ---------
  TOTAL LIABILITIES                                      237,479     245,548
                                                     -----------   ---------
Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued              10,000      10,000
Additional paid-in capital                                86,498      84,898
Income retained for use in the business                  295,079     289,724
Treasury shares - at cost, 4,763 and 5,076 shares        (74,418)    (78,706)
Unearned restricted common stock compensation                (31)       (114)
Accumulated other comprehensive income                     1,893       2,054
                                                     -----------   ---------
  TOTAL SHAREHOLDERS' EQUITY                             319,021     307,856
                                                     -----------   ---------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $   556,500   $ 553,404
                                                     ===========   =========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                          Six Months Ended
                                                                            December 31
                                                                          2003        2002
                                                                        --------    --------
Cash Flows from Operating Activities
    Net income                                                          $  9,965    $  7,765
    Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
       Depreciation and amortization                                       8,491       7,953
       Gain on sale of property                                              (89)     (2,577)
       Treasury shares contributed to employee benefit and deferred
          compensation plans                                               3,775       1,724
       Changes in operating assets and liabilities, net of
         effects from acquisition of businesses                          (35,053)      8,063
       Other - net                                                          (395)       (330)
                                                                        --------    --------
Net Cash provided by (used in) Operating Activities                      (13,306)     22,598
                                                                        --------    --------
Cash Flows from Investing Activities
    Property purchases                                                   (10,317)     (5,049)
    Proceeds from property sales                                             373       5,151
    Net cash paid for acquisition of businesses, net of cash              (1,285)    (10,255)
    Deposits and other                                                      (149)      1,426
                                                                        --------    --------
Net Cash used in Investing Activities                                    (11,378)     (8,727)
                                                                        --------    --------
Cash Flows from Financing Activities
    Borrowings and (repayments) - net                                     (2,850)
    Long-term debt repayments                                                         (5,714)
    Proceeds from termination of interest rate swap                                    2,517
    Dividends paid                                                        (4,610)     (4,596)
    Purchases of treasury shares                                          (2,091)     (3,934)
    Exercise of stock options                                              3,557         275
                                                                        --------    --------
Net Cash used in Financing Activities                                     (5,994)    (11,452)
                                                                        --------    --------
Increase (decrease) in cash and temporary
    investments                                                          (30,678)      2,419
Cash and temporary investments
    at beginning of period                                                55,079      23,060
                                                                        --------    --------
Cash and Temporary Investments
    at End of Period                                                    $ 24,401    $ 25,479
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

         The results of operations for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

         The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer and includes such amounts in net sales. Third party freight payments are recorded in cost of sales in the accompanying consolidated statements of income.

2.       SEGMENT INFORMATION

         The accounting policies of the Company's reportable segment and its other businesses are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Sales between the service center based distribution segment and the other businesses are not significant. Operating results are in the United States, Canada, Mexico and Puerto Rico. Operations in Canada, Mexico and Puerto Rico represent approximately 9.0% of the total net sales of Applied for the six months ended December 31, 2003 and therefore are not presented separately. In addition, approximately 31.1% of these operations' net sales are included in the "Other" column relating to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

SEGMENT FINANCIAL INFORMATION:

                                        SERVICE CENTER
                                             BASED
                                         DISTRIBUTION        OTHER          TOTAL
                                        --------------    -----------    -----------
THREE MONTHS ENDED DECEMBER 31, 2003
Net sales                               $      335,633    $    24,078    $   359,711
Operating income                                10,844          1,299         12,143
Depreciation                                     3,707            167          3,874
Capital expenditures                             1,552             23          1,575
                                        --------------    -----------    -----------

THREE MONTHS ENDED DECEMBER 31, 2002
Net sales                               $      333,964    $    21,743    $   355,707
Operating income                                 8,423             13          8,436
Depreciation                                     3,253            192          3,445
Capital expenditures                             1,988            177          2,165
                                        --------------    -----------    -----------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                 THREE MONTHS ENDED
                                                     DECEMBER 31
                                             --------------------------
                                                 2003           2002
                                             -----------    -----------
Operating income for
    reportable segment                       $    10,844    $     8,423
Other operating income                             1,299             13
Adjustments for:
    Other intangible amortization                   (188)          (174)
    Corporate and other income (expense),
      net of allocations (a)                      (2,705)          (942)
                                             -----------    -----------
Total operating income                             9,250          7,320
Interest expense, net                              1,405          1,342
Other expense, net                                  (108)            38
                                             -----------    -----------
Income before income taxes                   $     7,953    $     5,940
                                             ===========    ===========

SEGMENT FINANCIAL INFORMATION:

                                      SERVICE CENTER
                                          BASED
                                       DISTRIBUTION        OTHER          TOTAL
                                      --------------    -----------    -----------
SIX MONTHS ENDED DECEMBER 31, 2003
Net sales                             $      673,536    $    47,321    $   720,857
Operating income                              20,647          2,011         22,658
Assets used in the business                  532,514         23,986        556,500
Depreciation                                   7,008            337          7,345
Capital expenditures                          10,254             63         10,317
                                      --------------    -----------    -----------

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

SIX MONTHS ENDED DECEMBER 31, 2002
Net sales                             $   678,934    $   44,792    $   723,726
Operating income                           17,886            73         17,959
Assets used in the business               510,911        24,009        534,920
Depreciation                                6,792           366          7,158
Capital expenditures                        4,720           329          5,049
                                      -----------  ------------  -------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                   SIX MONTHS ENDED
                                                     DECEMBER 31

                                             --------------------------
                                                 2003           2002
                                             -----------    -----------
Operating income for
    reportable segment                       $    20,647    $    17,886
Other operating income                             2,011             73
Adjustments for:
    Other intangible amortization                   (377)          (417)
    Corporate and other income (expense),
      net of allocations (a)                      (4,035)        (2,378)
                                             -----------    -----------
Total operating income                            18,246         15,164
Interest expense, net                              2,723          2,603
Other expense, net                                    58            326
                                             -----------   ------------
Income before income taxes                   $    15,465    $    12,235
                                             ===========    ===========

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

         In December 2003, the Company paid the $2,990 outstanding balance of bank debt for iSource Performance Materials, L.L.C. (iSource) and assumed the bank's rights under the loan agreement. Prior to assuming the loan, the Company had guaranteed the bank debt of iSource.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

4.       STOCK OPTIONS

         Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during this fiscal year is the same as that which would have been recognized had the fair value recognition provisions been applied to all awards granted after July 1, 1995. Results for prior years have not been restated. The compensation expense recorded during the quarter and six months ended December 31, 2003 was $327, $211 net of tax, or $0.01 per share and $686, $442 net of tax, or $0.02 per share, respectively. The following table discloses the compensation expense and net income as if the fair value based method had been applied in each period:

                                              Three Months Ended         Six Months Ended
                                                  December 31               December 31
                                            ----------------------    ----------------------
                                              2003         2002         2003         2002
                                            ---------    ---------    ---------    ---------
Net income, as reported                     $   5,133    $   3,860    $   9,965    $   7,765
Plus:  Stock-based employee compensation
expense included in reported net income,
net of related tax effects                        211                       442
Less:  Total stock-based employee
compensation expense determined under
fair value based method, net of tax              (211)        (336)        (442)        (644)
                                            =========    =========    =========    =========
Pro forma net income                        $   5,133    $   3,524    $   9,965    $   7,121
                                            =========    =========    =========    =========
Earnings per share:
  Basic - as reported                       $    0.27    $    0.20    $    0.52    $    0.41
                                            =========    =========    =========    =========
  Basic - pro forma                         $    0.27    $    0.19    $    0.52    $    0.38
                                            =========    =========    =========    =========

  Diluted - as reported                     $    0.26    $    0.20    $    0.51    $    0.40
                                            =========    =========    =========    =========
  Diluted - pro forma                       $    0.26    $    0.18    $    0.51    $    0.37
                                            =========    =========    =========    =========

Compensation expense has been determined using the Black-Scholes option-pricing model. The assumptions used for grants issued during the six months ended December 31, 2003 and 2002 are:

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

                            SIX MONTHS ENDED
                              DECEMBER 31
                           ------------------
                             2003      2002
                           -------    -------
Expected life              7 years    7 years
Risk free interest rate        3.8%       3.9%
Dividend yield                 3.0%       3.0%
Volatility                    31.7%      30.9%

5.       CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities" which the Company adopted as of July 1, 2003. The Company is a minority owner in iSource. iSource has assets of $2,500 and accounts payable of $2,300. In December 2003, the Company paid the outstanding amount of $2,990 of bank debt and assumed the bank's rights under the loan agreement. The Company's purchases currently account for more than 90% of iSource's sales and the Company is considered the primary beneficiary of iSource's operations. In accordance with FIN 46, iSource's financial statements were consolidated with the Company's beginning in July 2003. The effect of the consolidation was not material to the Company's consolidated financial statements.

6.       BUSINESS COMBINATION

         In November 2003, the Company acquired the stock of a Mexican distributor of industrial products for approximately $2,800. The results of the acquired operations are included in our service center based distribution segment from the acquisition date. Results of operations for this acquisition are not material for all periods presented. Other intangibles of $880, consisting of customer relationships and non-competition agreements were recognized in connection with this combination and will be amortized over a period of seven to ten years.

         The preliminary fair value of the acquired assets and liabilities assumed at the date of acquisition are as follows:

Cash                     $     815
Accounts receivable          2,313
Inventory                    1,815
Other current assets            90
Property                       238
Other assets                     7
Goodwill                       398
Other intangibles              880
                         ---------
Total assets acquired        6,556
Liabilities assumed          3,756
                         ---------
Net assets acquired      $   2,800
                         =========

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

7.       DEBT

         During the quarter ended December 31, 2003, the Company replaced its existing revolving credit facility with a new, five year revolving credit facility with a group of banks. This agreement provides for unsecured borrowings of up to $100,000 at various interest rate options, none of which is in excess of the banks' prime rate at interest determination dates. The Company had no borrowings outstanding under this facility at December 31, 2003. Fees on this facility range from .15% to .30% per year on the average amount of the total revolving credit commitments during the year. Unused lines under this facility, net of outstanding letters of credit, totaling $92,114, are available to fund future acquisitions or other capital and operating requirements.

8.       NEW ACCOUNTING STANDARD

         During December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106," which expands the disclosure requirements regarding plan assets and benefit obligations for the Company's benefit and pension plans. Certain provisions of this statement are effective for the third quarter of fiscal 2004, while the remaining provisions relating to the annual financial statement disclosures, are effective for the fiscal year ending June 30, 2004.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The accompanying condensed consolidated financial statements of the Company have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS' REPORT

Applied Industrial Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2003 and 2002, and of consolidated cash flows for the six-month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 6, 2004

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at December 31, 2003 and June 30, 2003, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Overview

During the quarter, income increased 33.0% compared to the same quarter in the prior year. Sales increased 1.1% primarily due to our Canadian operations. Gross margin performance was improved as our initiatives in the areas of product pricing, freight recovery, cost controls and asset management continue to show progress. The balance sheet remains solid. Inventories increased $27.2 million from September balances primarily due to special calendar year-end buying opportunities. These inventories of standard product are expected to be sold off in the normal course of business. We expect the total inventory dollars to return to the June 30, 2003 levels by the end of fiscal 2004.

The Company monitors the ISM Purchasing Managers Index (ISM) and the government's Manufacturers Capacity Utilization (MCU) index and considers these indexes key indicators of potential Company business environment changes. The ISM has increased recently and the MCU had increased for the 4th consecutive month. The Company's performance traditionally lags these key indicators by approximately 6 months. Therefore, the Company expects relatively flat sales on a sales per day basis for the fiscal third quarter with improvement possible in the 4th quarter of fiscal 2004.

The Company expects to sustain our improvements in profitability. We anticipate fiscal third quarter gross profit levels to be in the range of 26.0% to 26.5%. We anticipate that a decline in rebates during the remainder of the year will continue to be offset by improvements in freight recovery, pricing and asset management. We expect selling, distribution and administrative expenses for the third quarter to be relatively flat compared to the prior year.

Liquidity and Capital Resources

Cash used in operating activities was $13.3 million in the six months ended December 31, 2003. This compares to $22.6 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. In the area of inventory, the Company has attempted to secure cost advantages by buying product through special vendor purchasing programs. In addition, the Company has made system enhancements in recent quarters to improve inventory tracking and receivables collection efforts. During the six month period ended December 31, 2003, inventories increased approximately $31.5 million primarily due to purchases made under special calendar year-end programs offered by certain of our suppliers. These inventories of standard product are expected to be sold in the normal course of business. The inventory increase also includes $2.3 million from the

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

consolidation of iSource resulting from the adoption of FIN 46 and $1.8 million from the acquisition of a Mexican distributor (see notes to the condensed consolidated financial statements). Accounts receivable decreased $3.8 million during the six months ended December 31, 2003 due to improved collections and accounts payable and other accrued liabilities decreased $12.0 million due to the payment during the period of fiscal year-end accrued compensation benefits.

Capital expenditures were $10.3 million for the period ended December 31, 2003 compared to $5.0 million in the prior year. In September 2003, the Company purchased, for $7.5 million, four operating facilities which had previously been leased (see notes to the condensed consolidated financial statements). For the entire year we expect our total capital expenditures to be approximately $15.0 million. Our depreciation and amortization for the entire year is expected to be within the range of $16.0 million to $17.0 million.

During the quarter ended December 31, 2003, the Company replaced its existing revolving credit facility with a new $100 million revolving credit facility with a group of banks expiring in November 2008. The Company had no borrowings outstanding under this facility at December 31, 2003. Unused lines under this facility, net of outstanding letters of credit, totaling $92.1 million are available to fund future acquisitions or other capital and operating requirements. Additionally, the Company is currently negotiating with Prudential Insurance Company for an uncommitted shelf facility that would enable the Company to borrow up to $100 million in additional long-term financing at the Company's sole discretion. This shelf agreement will replace a previously unused facility that expired on October 31, 2003. The new facility is expected to be completed by the end of February, 2004.

At December 31, 2003, the Company had $25.0 million of private placement debt outstanding that was entered into to refinance a portion of the debt incurred in connection with its 2000 Canadian acquisition. The full $25.0 million is due at maturity in November 2010. The Company has mitigated the foreign currency exposure though the use of cross currency swaps on the $25.0 million of debt.

The aggregate annual maturities of long-term debt include $50.0 million in fiscal 2008 and $25.0 million in fiscal 2011.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future business acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 96,000 shares of its common stock for $2.1 million during the six months ended December 31, 2003 compared to 232,000 shares for $3.9 million during the six months ended December 31, 2002. At December 31, 2003, the Company had remaining authorization to repurchase up to 1 million additional shares.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Other Matters

In November 2003, the Company acquired the stock of a Mexican distributor of industrial products for approximately $2.8 million. The acquisition was paid for from our cash balances. The results of the acquired operations are not material for all periods presented. The acquired operations are reported in our service center based distribution segment from the acquisition date.

In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities." The Company is a minority owner in iSource Performance Materials L.L.C. (iSource). iSource has assets of $2.5 million and accounts payable of $2.3 million. In December 2003, the Company paid the outstanding amount of $3.0 million of bank debt and assumed the bank's rights under the loan agreement. The Company's purchases currently account for more than 90% of iSource's sales and the Company is considered the primary beneficiary of iSource's operations. In accordance with FIN 46, iSource's financial statements were consolidated with the Company's beginning in July 2003. The effect of the consolidation was not material to the Company's consolidated financial statements.

Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during this fiscal year for stock options is the same as that which would have been recognized had the fair value recognition provisions been applied to all stock option awards granted after July 1, 1995. The compensation expense recorded during the quarter and six months ended December 31, 2003 related to stock options was $.3 million, or $.01 per share after tax and $.7 million or $.02 per share after tax, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

Net sales increased 1.1% compared to the prior year primarily due to the strength of performance of our Canadian operations. Service center based same store sales in the U.S. decreased 1.5% compared to those in the same quarter last year. The U.S. fluid power sales also declined 5.1% during the quarter.

Gross profit as a percentage of sales increased to 26.5% from 25.6%. This increase is primarily due to higher recovery of our shipping expenses, lower freight costs and improvements from product pricing initiatives. The increase was also due to recording cost adjustments during the quarter related to inventory cycle counting programs and interim inventory reconciliations. In the prior year, these factors were incorporated to a greater extent in the 4th quarter annual physical inventory results. These factors were offset somewhat by lower purchase rebates from our product suppliers.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Selling, distribution and administrative expenses increased 2.4% compared to the prior year. The difference primarily relates to a relatively high level of gains on the sales of unneeded real estate and other property in the prior year. These gains are recorded as a reduction in selling, distribution and administrative expense. Health care and other benefit expenses increased versus last year and the Company also began to expense stock options during the quarter ended September 30, 2003.

Interest expense-net for the quarter increased by 4.7% as compared to the prior year as a result of the consolidation of iSource (see notes to the condensed consolidated financial statements).

Income tax expense as a percentage of income before taxes was 35.5% for the quarter ended December 31, 2003 compared to 35.0% for the quarter ended December 31, 2002 and 35.9% for all of fiscal 2003.

As a result of the above factors, net income increased by 33.0% compared to the same quarter of last year and earnings per share increased 30.0%.

SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

Net sales decreased slightly compared to the prior year. Same store sales for our U.S. service centers decreased 3.3% compared to those in the same period last year. The U.S. fluid power sales also declined 7.1% during the period. Offsetting the decrease was an increase in Canadian sales. While a portion of this increase was due to the strengthening of the Canadian dollar, the majority relates to actual year over year volume increases.

Gross profit as a percentage of sales increased to 26.2% from 25.0%. This increase is primarily due to higher recovery of our shipping expenses, lower freight costs and improvements from product pricing initiatives. The increase was also due to recording throughout the year, cost adjustments related to inventory cycle counting programs and interim inventory reconciliations. In the prior year, these factors were incorporated to a greater extent in the 4th quarter annual physical inventory results. These factors were offset somewhat by lower purchase rebates from our product suppliers.

Selling, distribution and administrative expenses increased 2.7% compared to the prior year. The difference primarily relates to a relatively high level of gains on the sales of unneeded real estate and other property in the prior year. Health care and other benefit expenses increased versus last year and the Company also began to expense stock options during the quarter ended September 30, 2003.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest expense-net for the quarter increased by 4.6% as compared to the prior year as a result of lower interest income and the consolidation of iSource (see notes to the condensed consolidated financial statements).

Income tax expense as a percentage of income before taxes was 35.6% for the period ended December 31, 2003 compared to 36.5% for the period ended December 31, 2002. This decrease is due to a lower proportion of non-deductible expenses and lower effective state, local and Canadian tax rates.

As a result of the above factors, net income increased by 28.3% compared to the same period of last year and earnings per share increased 27.5%.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at December 31, 2003. The Company has no interest rate swap agreements outstanding, therefore, all of the Company's outstanding long-term debt is currently at fixed interest rates at December 31, 2003 and scheduled for repayment in December 2007 and beyond.

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

Management has not identified any change in internal control over financial reporting occurring during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.        Submission of Matters to a Vote of Security Holders.

         At the Company's Annual Meeting of Shareholders held on October 21, 2003, the Shareholders (i) elected Thomas A. Commes, Peter A. Dorsman,
         J. Michael Moore, and Dr. Jerry Sue Thornton as Directors for terms expiring in 2006, (ii) ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2004, (iii) approved the Deferred Compensation Plan for Non-Employee Directors, and (iv) approved the Deferred Compensation Plan. Substantially the same information was previously reported in
         Part II, Item 5 "Other Information" of the Company's Form 10-Q for the quarter ended September 30, 2003.

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

                  4(c) Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and The Prudential Insurance Company of America (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

                  4(d) Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and The Prudential Insurance Company of America.

                  4(e) $100,000,000 Credit Agreement dated as of October 31, 2003 among the Company, KeyBank National Association as Agent, and various financial institutions.

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

                  10 First Amendment to the Company's Deferred Compensation Plan (September 1, 2003 Restatement).

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

(b)      Reports on Form 8-K.

         The Company filed the following Report on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2003:

         1. Filing on October 14, 2003 - the Company attached its press release of October 13, 2003, regarding first quarter earnings.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                      (Company)

Date:  February 9, 2004               By: /s/ David L. Pugh
                                          ----------------------------------
                                          David L. Pugh
                                          Chairman & Chief Executive Officer

Date:  February 9, 2004               By: /s/ Mark O. Eisele
                                          ----------------------------------
                                          Mark O. Eisele
                                          Vice President-Chief Financial Officer
                                                & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2003

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

         4(d)   Amendment dated November 14, 2003 to 1996               Attached
                Private Shelf Agreement between the Company and The
                Prudential Insurance Company of America.

         4(e)   $100,000,000 Credit Agreement dated as of               Attached
                October 31, 2003 among the Company, KeyBank National
                Association as Agent, and various financial institutions.

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

         10     First Amendment to the Company's Deferred               Attached
                Compensation Plan (September 1, 2003 Restatement).

         15     Letter from independent accountants regarding           Attached
                unaudited interim financial information.

         31     Rule 13a-14(a)/15d-14(a) certifications.                Attached

         32     Section 1350 certifications.                            Attached