Form 10-Q
period 2004-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2004-05-13
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Shares of common stock outstanding on  April 30, 2004        19,384,970
                                                                  (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                Page No.
                                                                                --------
Part I: FINANCIAL INFORMATION

       Item 1:  Financial Statements

                Condensed Statements of Consolidated Income -                      2
                Three Months and Nine Months Ended
                March 31, 2004 and 2003

                Condensed Consolidated Balance Sheets -                            3
                March 31, 2004 and June 30, 2003

                Condensed Statements of Consolidated Cash Flows -                  4
                Nine Months Ended March 31, 2004 and 2003

                Notes to Condensed Consolidated Financial Statements             5 - 11

                Review By Independent Public Accountants                          12

       Item 2:  Management's Discussion and Analysis of                         13 - 18
                Financial Condition and Results of Operations

       Item 3:  Quantitative and Qualitative Disclosures About Market Risk        19

       Item 4:  Controls and Procedures                                           20

Part II: OTHER INFORMATION

       Item 1:  Legal Proceedings                                                 21

       Item 2:  Changes in Securities                                             21

       Item 6:  Exhibits and Reports on Form 8-K                                  22

Signatures                                                                        24

Exhibit Index

Exhibits

PART I:    FINANCIAL INFORMATION
ITEM I:    Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

                                           Three Months Ended           Nine Months Ended
                                                March 31                     March 31
                                           2004           2003         2004            2003
                                       --------------------------   --------------------------
Net Sales                              $   391,053    $   368,203   $ 1,111,910    $ 1,091,929
Cost of sales                              286,630        270,471       818,844        813,104
                                       -----------    -----------   -----------    -----------
Gross Profit                               104,423         97,732       293,066        278,825
Selling, distribution and
    administrative expenses                 89,543         87,578       259,940        253,507
                                       -----------    -----------   -----------    -----------
Operating Income                            14,880         10,154        33,126         25,318
Interest expense, net                        1,397          1,295         4,120          3,898
Other, net                                    (458)         1,966          (400)         2,292
                                       -----------    -----------   -----------    -----------
Income Before Income Taxes                  13,941          6,893        29,406         19,128
Income Taxes                                 3,330          2,510         8,830          6,980
                                       -----------    -----------   -----------    -----------
Net Income                             $    10,611    $     4,383   $    20,576    $    12,148
                                       ===========    ===========   ===========    ===========
Net Income Per Share - Basic           $      0.55    $      0.23   $      1.07    $      0.64
                                       ===========    ===========   ===========    ===========
Net Income Per Share - Diluted         $      0.54    $      0.23   $      1.05    $      0.63
                                       ===========    ===========   ===========    ===========
Cash dividends per common
  share                                $      0.12    $      0.12   $      0.36    $      0.36
                                       ===========    ===========   ===========    ===========
Weighted average common shares
  outstanding for basic computation         19,296         18,833        19,176         18,935

Dilutive effect of stock options
 and awards                                    360            257           395            287
                                       -----------    -----------   -----------    -----------

Adjusted average common shares
 outstanding for diluted computation        19,656         19,090        19,571         19,222
                                       ===========    ===========   ===========    ===========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                       March 31        June 30
                                                         2004           2003
                                                      ----------     -----------
                           ASSETS
Current assets
    Cash and temporary investments                    $   33,386     $    55,079
    Accounts receivable, less allowances
    of $6,600 and $6,100                                 190,932         173,915
    Inventories  (at LIFO)                               178,209         159,798
    Other current assets                                  15,751          11,702
                                                      ----------     -----------
Total current assets                                     418,278         400,494
Property, less accumulated depreciation
    of $95,369 and $85,836                                78,662          77,942
Goodwill                                                  49,934          49,687
Other assets                                              26,486          25,281
                                                      ----------     -----------
  TOTAL ASSETS                                        $  573,360     $   553,404
                                                      ==========     ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                  $   80,714     $    75,411
    Other accrued liabilities                             62,579          65,724
                                                      ----------     -----------
Total current liabilities                                143,293         141,135
Long-term debt                                            77,965          78,558
Other liabilities                                         26,464          25,855
                                                      ----------     -----------
  TOTAL LIABILITIES                                      247,722         245,548
                                                      ----------     -----------

Shareholders' Equity
Preferred stock - no par value;  2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value;  50,000
    shares authorized;  24,096 shares issued              10,000          10,000
Additional paid-in capital                                87,884          84,898
Income retained for use in the business                  303,355         289,724
Treasury shares - at cost, 4,761 and 5,076 shares        (75,554)        (78,706)
Unearned restricted common stock compensation             (1,249)           (114)
Accumulated other comprehensive income                     1,202           2,054
                                                      ----------     -----------
  TOTAL SHAREHOLDERS' EQUITY                             325,638         307,856
                                                      ----------     -----------

  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                              $  573,360     $   553,404
                                                      ==========     ===========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                         Nine Months Ended
                                                                              March 31
                                                                          2004        2003
                                                                        --------    --------
Cash Flows from Operating Activities
    Net income                                                          $ 20,576    $ 12,148
    Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
       Depreciation and amortization                                      12,882      11,925
       Gain on sale of property                                             (102)     (2,702)
       Treasury shares contributed to employee benefit and deferred
        compensation plans                                                 4,702       2,514
       Changes in operating assets and liabilities, net of
        effects from acquisition of businesses                           (35,077)      7,546
       Other - net                                                          (593)       (554)
                                                                        --------    --------
Net Cash provided by Operating Activities                                  2,388      30,877
                                                                        --------    --------
Cash Flows from Investing Activities
    Property purchases                                                   (11,916)     (9,348)
    Proceeds from property sales                                           1,004       5,947
    Net cash paid for acquisition of businesses, net of cash              (1,285)    (10,255)
    Deposits and other                                                      (966)      1,579
                                                                        --------    --------
Net Cash used in Investing Activities                                    (13,163)    (12,077)
                                                                        --------    --------
Cash Flows from Financing Activities
    Borrowings (repayments) of notes payable - net                        (2,850)
    Long-term debt repayments                                                         (5,714)
    Proceeds from termination of interest rate swap                                    2,517
    Dividends paid                                                        (6,945)     (6,877)
    Purchases of treasury shares                                          (6,258)     (9,872)
    Exercise of stock options                                              5,135       2,011
                                                                        --------    --------
Net Cash used in Financing Activities                                    (10,918)    (17,935)
                                                                        --------    --------
Increase (decrease) in cash and temporary
    investments                                                          (21,693)        865
Cash and temporary investments
    at beginning of period                                                55,079      23,060
                                                                        --------    --------
Cash and Temporary Investments
    at End of Period                                                    $ 33,386    $ 23,925
                                                                        ========    ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except per share amounts)(Unaudited)

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

         The results of operations for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year.

         Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

         The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer and includes such amounts in net sales. Third party freight payments are recorded in cost of sales in the accompanying condensed consolidated statements of income.

2.       STOCK OPTIONS

         Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during this fiscal year is the same as that which would have been recognized had the fair value recognition provisions been applied to all awards granted after July 1, 1995. Results for prior years have not been restated. The compensation expense recorded during the quarter and nine months ended March 31, 2004 was $629, $449 net of tax, or $0.02 per share and $1,315, $874 net of tax, or $0.04 per share, respectively. The following table discloses the compensation expense and net income as if the fair value based method had been applied in each period:

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)


                                                      Three Months Ended           Nine Months Ended
                                                            March 31                   March 31
                                                    -----------------------    ------------------------
                                                       2004          2003         2004          2003
                                                    ----------    ---------    ----------    ----------
Net income, as reported                             $   10,611    $   4,383    $   20,576    $   12,148
Plus: Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                                449                        874
Less: Total stock-based employee compensation
expense determined under fair value based method,
net of tax                                                (449)        (335)         (874)         (978)
                                                    ==========    =========    ==========    ==========
Pro forma net income                                $   10,611    $   4,048    $   20,576    $   11,170
                                                    ==========    =========    ==========    ==========
Earnings per share:
  Basic - as reported                               $     0.55    $    0.23    $     1.07    $     0.64
                                                    ==========    =========    ==========    ==========
  Basic - pro forma                                 $     0.55    $    0.21    $     1.07    $     0.59
                                                    ==========    =========    ==========    ==========
  Diluted - as reported                             $     0.54    $    0.23    $     1.05    $     0.63
                                                    ==========    =========    ==========    ==========
  Diluted - pro forma                               $     0.54    $    0.21    $     1.05    $     0.58
                                                    ==========    =========    ==========    ==========

Compensation expense has been determined using the Black-Scholes option-pricing model. The assumptions used for grants issued during the nine months ended March 31, 2004 and 2003 are:

                               NINE MONTHS ENDED
                                    MARCH 31
                            -----------------------
                              2004          2003
                            ---------     ---------
Expected life               7.3 years     7.0 years
Risk free interest rate           3.8%          3.9%
Dividend yield                    3.0%          3.0%
Volatility                       31.7%         30.9%

3.       SEGMENT INFORMATION

          The accounting policies of the Company's reportable segment and its other businesses are the same as those used to prepare the condensed consolidated financial statements. Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year. Sales between the service center based distribution segment and the other businesses are not significant. The Company has operations in the United States, Canada, Mexico and Puerto Rico. Operations in Canada, Mexico and

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

         Puerto Rico represent approximately 9.0% of the total net sales of Applied for the nine months ended March 31, 2004 and therefore are not presented separately. Approximately 30.0% of the net sales in Canada, Mexico and Puerto Rico relate to our fluid power business and are included as part of the "Other" column in the segment disclosures that follow. The long-lived assets located outside of the United States are not material.

SEGMENT FINANCIAL INFORMATION:

                                      SERVICE CENTER
                                          BASED
                                       DISTRIBUTION      OTHER      TOTAL
                                      -------------------------------------
THREE MONTHS ENDED MARCH 31, 2004
Net sales                             $      368,130    $22,923    $391,053
Operating income                              16,497        832      17,329
Depreciation                                   3,356        170       3,526
Capital expenditures                           1,439        160       1,599
                                      -------------------------------------

THREE MONTHS ENDED MARCH 31, 2003
Net sales                             $      348,141    $20,062    $368,203
Operating income                              10,528       (699)      9,829
Depreciation                                   3,442        151       3,593
Capital expenditures                           4,202         97       4,299
                                      -------------------------------------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                              THREE MONTHS ENDED
                                                    MARCH 31
                                              -------------------
                                                2004        2003
                                              -------     -------
Operating income for
    reportable segment                        $16,497     $10,528
Other operating income                            832        (699)
Adjustments for:
    Other intangible amortization                (170)       (184)
    Corporate and other income (expense),
    net of allocations (a)                     (2,279)        509
                                              -------     -------
Total operating income                         14,880      10,154
Interest expense, net                           1,397       1,295
Other expense, net                               (458)      1,966
                                              -------     -------
Income before income taxes                    $13,941     $ 6,893
                                              =======     =======

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

SEGMENT FINANCIAL INFORMATION:


                                    SERVICE CENTER
                                        BASED
                                     DISTRIBUTION      OTHER       TOTAL
                                    ---------------------------------------
NINE MONTHS ENDED MARCH 31, 2004
Net sales                           $    1,041,666    $70,244    $1,111,910
Operating income                            37,144      2,843        39,987
Assets used in the business                553,928     19,432       573,360
Depreciation                                10,364        507        10,871
Capital expenditures                        11,693        223        11,916
                                    --------------    -------    ----------

NINE MONTHS ENDED MARCH 31, 2003
Net sales                           $    1,027,075    $64,854    $1,091,929
Operating income                            28,414       (626)       27,788
Assets used in the business                512,827     23,301       536,128
Depreciation                                10,234        517        10,751
Capital expenditures                         8,922        426         9,348
                                    --------------    -------    ----------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                               NINE MONTHS ENDED
                                                    MARCH 31
                                              -------------------
                                                2004        2003
                                              -------------------
Operating income for
    reportable segment                        $37,144     $28,414
Other operating income                          2,843        (626)
Adjustments for:
    Other intangible amortization                (547)       (601)
    Corporate and other income (expense),
    net of allocations (a)                     (6,314)     (1,869)
                                              -------     -------
Total operating income                         33,126      25,318
Interest expense, net                           4,120       3,898
Other expense, net                               (400)      2,292
                                              -------     -------
Income before income taxes                    $29,406     $19,128
                                              -------     -------

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

4.       COMPREHENSIVE INCOME

         The components of comprehensive income are as follows:

                                               Three Months Ended          Nine Months Ended
                                                    March 31                    March 31
                                             ----------------------      ----------------------
                                               2004          2003          2004          2003
                                             --------      --------      --------      --------
Net income                                   $ 10,611      $  4,383      $ 20,576      $ 12,148
Other comprehensive income (loss):
  Unrealized loss on cross currency swap         (582)         (728)         (230)         (200)
  Foreign currency translation                   (109)        1,392          (622)        1,473
  adjustment
                                             --------      --------      --------      --------
  Total comprehensive income                 $  9,920      $  5,047      $ 19,724      $ 13,421
                                             ========      ========      ========      ========

5.       GUARANTEES

         The Company had a construction and lease facility under which a distribution center and three service centers were constructed by the lessor and leased to the Company under operating lease arrangements. At the end of the lease term in September 2003, the Company purchased the properties for $7,500. The residual value guarantee provisions of this lease arrangement expired with the purchase of the properties.

         In December 2003, the Company paid the $2,990 outstanding balance of bank debt for iSource Performance Materials, L.L.C. (iSource) and assumed the bank's rights under the loan agreement. Prior to assuming the loan, the Company had guaranteed the bank debt of iSource.

6.       CONSOLIDATION OF VARIABLE INTEREST ENTITIES

         In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities" which the Company adopted as of July 1, 2003. The Company is a minority owner in iSource. iSource has assets of $2,800 and accounts payable of $2,200 at March 31, 2004. In December 2003, the Company paid the outstanding amount of $2,990 of bank debt and assumed the bank's rights under the loan agreement. The Company's purchases currently account for more than 90% of iSource's sales and the Company is considered the primary beneficiary of iSource's operations. In accordance with FIN 46, iSource's financial statements were consolidated with the Company's beginning in July 2003. The effect of the consolidation was not material to the Company's consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

7.       BUSINESS COMBINATION

         In November 2003, the Company acquired the stock of a Mexican distributor of industrial products for approximately $2,800. The results of the acquired operations are included in our service center based distribution segment from the acquisition date. Results of operations for this acquisition are not material for all periods presented. Other intangibles of $880, consisting of customer relationships and non-competition agreements, were recognized in connection with this combination and will be amortized over a period of seven to ten years.

         The preliminary fair values of the acquired assets and liabilities assumed at the date of acquisition are as follows:

Cash                                       $  815
Accounts receivable                         2,313
Inventory                                   1,815
Other current assets                           90
Property                                      238
Other assets                                    7
Goodwill                                      138
Other intangibles                             880
                                           ------
Total assets acquired                       6,296
Liabilities assumed                         3,496
                                           ------
Net assets acquired                        $2,800
                                           ======

8.       DEBT

         During the quarter ended March 31, 2004, the Company entered into an agreement with Prudential Insurance Company, expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100,000 in additional long-term financing at the Company's sole discretion with terms of up to twelve years. At March 31, 2004, there was no borrowing under this agreement.

         In November 2003, the Company replaced its existing revolving credit facility with a five year revolving credit facility with a group of banks. This agreement provides for unsecured borrowings of up to $100,000 at various interest rate options, none of which is in excess of the banks' prime rate at interest determination dates. The Company had no borrowings outstanding under this facility at March 31, 2004. Fees on this facility range from .15% to .30% per year on the average amount of the total revolving credit commitments during the year. Unused lines under this facility, net of outstanding letters of credit, totaled $92,114 and is available to fund future acquisitions or other capital and operating requirements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

9.       BENEFIT PLANS

         During December 2003, the FASB issued a revision to Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106," which expands the disclosure requirements regarding plan assets, benefit costs and benefit obligations for the Company's benefit and pension plans. Certain provisions of this statement are effective for the quarter ended March 31, 2004, while the remaining provisions relating to the annual financial statement disclosures are effective for the fiscal year ending June 30, 2004.

         The following table provides summary disclosures of the net periodic benefit costs recognized for the Company's Supplemental Executive Retirement Benefits Plan, qualified retirement plan, salary continuation benefits and retiree medical benefits:

                                              Pension Benefits          Other Benefits
                                            --------------------      -------------------
                                              2004        2003         2004        2003
                                            -------      -------      -------     -------
THREE MONTHS ENDED MARCH 31

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $   263      $   178      $    14     $    16
Interest cost                                   314          281           76          72
Expected return on plan assets                  (79)         (64)
Recognized net actuarial (gain) loss             55           18            5          (2)
Amortization of prior service cost              148          119           12          12
                                            -------      -------      -------     -------
Net periodic pension cost                   $   701      $   532      $   107     $    98
                                            =======      =======      =======     =======

NINE MONTHS ENDED MARCH 31

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $   788      $   534      $    43     $    47
Interest cost                                   943          843          228         215
Expected return on plan assets                 (236)        (193)
Recognized net actuarial (gain) loss            165           55           14          (4)
Amortization of prior service cost              442          356           37          37
                                            -------      -------      -------     -------
Net periodic pension cost                   $ 2,102      $ 1,595      $   322     $   295
                                            =======      =======      =======     =======

         During the nine months ended March 31, 2004, the Company contributed $2,025 to its pension benefit plans. The Company expects to contribute an additional $126 by June 30, 2004.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

The accompanying condensed consolidated financial statements of the Company have been reviewed by the Company's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS' REPORT

Applied Industrial Technologies, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of March 31, 2004, and the related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2004 and 2003, and of consolidated cash flows for the nine-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

As discussed in Note 2 to the condensed consolidated interim financial statements, effective July 1, 2003, the Company changed its method of accounting for stock-based compensation and adopted the fair value recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

/s/Deloitte & Touche LLP

Cleveland, Ohio
May 12, 2004

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at March 31, 2004 and June 30, 2003, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Overview

During the quarter, net income increased 142.1% compared to the same quarter in the prior year. Sales increased 6.2%. Significant factors in the increase were the improving U.S. economy and the continued strength of the Canadian currency and Canadian operations. Gross margin improved as our initiatives in the areas of product pricing, freight recovery, cost controls and asset management continue to show progress. During the quarter ended March 31, 2004, the Company recorded unusual tax benefits primarily from a settlement with the Internal Revenue Service related to audits of our 1997 and 1998 tax returns and the acceptance by the IRS of tax refund claims for 1999, 2000 and 2001. These items added approximately $1.6 million, or $0.08 per share to net income. We expect the effective tax rate to be approximately 35.5% for the fourth quarter. Inventories decreased $13.0 million from the December 31 balances as the calendar year-end buys were sold off through the normal course of business. We expect an additional inventory decrease of approximately $15.0 million by June 30, 2004.

The Company monitors the ISM Purchasing Managers Index (ISM) and the government's Manufacturers Capacity Utilization (MCU) index and considers these indexes key indicators of potential Company business environment changes. The ISM began to show improvement in the quarter ended December 31, 2003, while improvement in the MCU began late in the quarter ended September 30, 2003. The indicators continue to show signs of economic recovery. The Company's performance traditionally lags these key indicators by approximately 6 months. Given the recent improvement in sales and the improvement in these indicators, we expect the fourth quarter of fiscal 2004 sales to improve over the same period in fiscal 2003.

The Company expects to sustain our improvements in profitability. We anticipate fiscal fourth quarter sales to increase 3.4% to 7.4% and gross profit levels to be in the range of 26.2% to 26.7%. We anticipate that a decline in supplier rebates during the remainder of the year will continue to be offset by improvements in freight recovery, pricing and asset management. We expect selling, distribution and administrative expenses for the fourth quarter to be relatively flat compared to the prior year.

Liquidity and Capital Resources

Cash provided by operating activities was $2.4 million in the nine months ended March 31, 2004. This compares to $30.9 million provided by operating activities in the same period a year ago.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. In

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

the area of inventory, the Company has negotiated with key suppliers to effect mutually beneficial cost advantages by buying product through special purchasing programs. In addition, the Company has made system enhancements in recent quarters to improve inventory tracking and receivables collection efforts. During the nine month period ended March 31, 2004, inventories increased approximately $18.4 million primarily due to purchases made under special calendar year-end programs offered by certain suppliers. Inventories decreased $13.0 million from December 31, 2003 balances, as a portion of the calendar year-end buys worked through our system. The inventory increase also includes $2.3 million from the consolidation of iSource resulting from the adoption of FIN 46 and $1.8 million from the acquisition of a Mexican distributor (see notes to the condensed consolidated financial statements). Accounts receivable increased $17.0 million during the nine months ended March 31, 2004 due to the increase in sales and the acquisition of a Mexican distributor (see notes to the condensed consolidated financial statements).

Capital expenditures were $11.9 million for the nine months ended March 31, 2004 compared to $9.3 million in the prior year. In September 2003, the Company purchased, for $7.5 million, four operating facilities which had previously been leased (see notes to the condensed consolidated financial statements). For the entire year we expect our total capital expenditures to be approximately $15.0 million. Our depreciation and amortization for the entire year is expected to be within the range of $17.0 million to $17.5 million.

In November 2003, the Company replaced its existing revolving credit facility with a $100.0 million revolving credit facility with a group of banks expiring in November 2008. The Company had no borrowings outstanding under this facility at March 31, 2004. Unused lines under this facility, net of outstanding letters of credit, totaled $92.1 million, and is available to fund future acquisitions or other capital and operating requirements.

During the quarter ended March 31, 2004, the Company entered into an agreement with Prudential Insurance Company expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company's sole discretion with terms up to twelve years. At March 31, 2004, there was no borrowing under this agreement.

The aggregate annual maturities of long-term debt includes $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future business acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 287,000 shares of its common stock for $6.3 million during the nine months ended March 31, 2004 compared to 577,000 shares for $9.9 million during the nine months ended March 31, 2003. At March 31, 2004, the Company had remaining authorization to repurchase up to 841,000 additional shares.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Other Matters

In November 2003, the Company acquired the stock of a Mexican distributor of industrial products for approximately $2.8 million. The acquisition was paid for from our cash balances. The acquired operations are reported in our service center based distribution segment from the acquisition date (see notes to the condensed consolidated financial statements).

In January 2003, the Financial Accounting Standards Board issued FIN 46, "Consolidation of Variable Interest Entities." The Company is a minority owner in iSource Performance Materials L.L.C. (iSource). iSource has assets of $2.8 million and accounts payable of $2.2 million at March 31, 2004. In December 2003, the Company paid the outstanding amount of $3.0 million of bank debt and assumed the bank's rights under the loan agreement. The Company's purchases currently account for more than 90% of iSource's sales and the Company is considered the primary beneficiary of iSource's operations. In accordance with FIN 46, iSource's financial statements were consolidated with the Company's beginning in July 2003 (see notes to the condensed consolidated financial statements).

Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during this fiscal year for stock options is the same as that which would have been recognized had the fair value recognition provisions been applied to all stock option awards granted after July 1, 1995. The compensation expense recorded during the quarter and nine months ended March 31, 2004 related to stock options was $.6 million or $.02 per share after tax and $1.3 million or $.04 per share after tax, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Net sales increased 6.2% compared to the prior year primarily due to the improvement of the performance of our U.S. service centers and fluid power subsidiaries, along with the continued strength of the Canadian currency and our Canadian operations. U.S. service centers and the U.S. fluid power subsidiaries both experienced increases of 2.6% in same store sales per day as compared to the same quarter last year. We expect this positive trend to continue through our fiscal fourth quarter.

Gross profit as a percentage of sales increased to 26.7% from 26.5%. This increase is primarily due to higher recovery of our shipping expenses, lower freight costs and improvements from product pricing initiatives. In addition, we recorded cost adjustments during the quarter related to inventory cycle counting programs and interim inventory reconciliations. In the prior year, adjustments were primarily reflected in the fourth quarter annual physical inventory results.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

These positive developments were offset somewhat by lower purchase rebates from our product suppliers.

Selling, distribution and administrative expenses increased 2.2% compared to the prior year, however, as a percentage of sales, they decreased to 22.9% compared to 23.8% in the prior year. The increase in expense was primarily due to the acquisition of a Mexican distributor and the increase in employee benefit expenses, including the expensing of stock options which began during the quarter ended September 30, 2003.

Interest expense-net for the quarter increased $.1 million or 7.9% as compared to the prior year. Average outstanding borrowings and rates paid on borrowings were comparable for the quarters ended March 31, 2004 and 2003. The net increase in interest expense was due to the impact of Canadian currency translation.

Other expenses decreased $2.4 million compared to the prior year. During the quarter ended March 31, 2003, the Company recorded a liability of $1.7 million to provide for potential losses on investments and advances for iSource. In accordance with FIN 46, iSource's financial statements were consolidated with the Company's beginning in July 2003. The effect of the consolidation was not material to the Company's consolidated financial statements.

Income tax expense as a percentage of income before taxes was 23.9% for the quarter ended March 31, 2004 compared to 36.4% for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, the Company recorded unusual tax benefits primarily from a settlement with the Internal Revenue Service related to audits of our 1997 and 1998 tax returns and the acceptance by the IRS of tax refund claims for 1999, 2000 and 2001. These items added approximately $1.6 million or $0.08 per share to net income. We expect the effective tax rate to be approximately 35.5% in the fourth quarter.

As a result of the above factors, net income increased by 142.1% compared to the same quarter of last year and net income per share increased 134.8%.

NINE MONTHS ENDED MARCH 31, 2004 AND 2003

Net sales increased 1.8% compared to the prior year primarily due to the continued strength of the Canadian currency and our Canadian operations. U.S. service centers and fluid power sales remained flat compared to the same period last year. Same store sales per day for our U.S. service centers decreased 1.3% compared to those in the same period last year.

Gross profit as a percentage of sales increased to 26.4% from 25.5%. This increase is primarily due to higher recovery of our shipping expenses, lower freight costs and improvements from product pricing initiatives. In addition, we have recorded, throughout the year, cost adjustments related to inventory cycle counting programs and interim inventory reconciliations. In the prior year, these adjustments were primarily reflected in the fourth quarter annual physical inventory

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

results. These positive developments were offset somewhat by lower purchase rebates from our product suppliers.

Selling, distribution and administrative expenses increased 2.5% compared to the prior year. The difference primarily relates to a relatively high level of gains on the sales of unneeded real estate and other property in the prior year. Employee benefit expenses increased versus last year and the Company also began to expense stock options during the quarter ended September 30, 2003. Also contributing to the increase was the consolidation of iSource and the acquisition of a Mexican distributor.

Interest expense-net for the period ended March 31, 2004 increased by $.2 million or 5.7% as compared to the prior year due to the impact of Canadian currency translation.

Other expenses decreased $2.7 million compared to the prior year. During the quarter ended March 31, 2003, the Company recorded a liability of $1.7 million to provide for potential losses on investments and advances for iSource. In accordance with FIN 46, iSource's financial statements were consolidated with the Company's beginning in July 2003. The effect of the consolidation was not material to the Company's consolidated financial statements.

Income tax expense as a percentage of income before taxes was 30.0% for the period ended March 31, 2004 compared to 36.5% for the period ended March 31, 2003. During the quarter ended March 31, 2004, the Company recorded unusual tax benefits primarily from a settlement with the Internal Revenue Service related to audits of our 1997 and 1998 tax returns and the acceptance by the IRS of tax refund claims for 1999, 2000 and 2001. These items added approximately $1.6 million or $0.08 per share to net income. We expect the effective tax rate to be approximately 35.5% for the fourth quarter.

As a result of the above factors, net income increased by 69.4% compared to the same period of last year and net income per share increased 66.7%.

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

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industries; changes in manufacturing capacity in the Company's targeted geographic markets; changes in interest rates; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases in both procuring and selling products and services; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and marketing and other business strategies; the incurrence of additional debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; risks and uncertainties associated with the Company's expansion into foreign markets, including inflation rates, recessions, and foreign currency exchange rates; adverse results in significant litigation matters; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, war, natural events and acts of God, fires, floods and accidents).

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates. The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at March 31, 2004. The Company has no interest rate swap agreements outstanding. All of the Company's outstanding long-term debt is currently at fixed interest rates at March 31, 2004 and scheduled for repayment in December 2007 and beyond.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as of foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of Company's net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. For the nine months ended March 31, 2004, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $.1 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $.1 million increase in net income.

            APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDARIES
                       ITEM 4: CONTROLS AND PROCEDURES

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

Management has not identified any change in internal control over financial reporting occurring during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      Repurchases in the quarter ended March 31, 2004 were as follows:

---------------------------------------------------------------------------------------------------------
                                                                 (c) Total Number         (d) Maximum
                                                                    of Shares          Number of Shares
                                                                 Purchased as Part       that May Yet Be
                            (a) Total         (b) Average          of Publicly          Purchased Under
                            Number of        Price Paid per      Announced Plans         the Plans or
       Period                 Shares             Share             or Programs             Programs
---------------------------------------------------------------------------------------------------------
January 1, 2004 to
January 31, 2004                 -0-                                     -0-               1,000,000

February 1, 2004 to           24,200             $20.78               24,200                 975,800
February 29, 2004

March 1, 2004 to March       134,425             $21.24              134,425                 841,375
31, 2004

Total                        158,625             $21.17              158,625                 841,375

(1) On July 16, 2003, the Board of Directors authorized the purchase of up to one million shares of the Company's common stock. The Company announced the authorization on July 16, 2003. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2) During the quarter the Company also purchased 32,512 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the aforementioned Board authorization.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit No.                          Description
----------                           -----------
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

  4(d)                    Amendment dated November 14, 2003 to
                          1996 Private Shelf Agreement between
                          the Company and The Prudential

                          Insurance Company of America (filed
                          as Exhibit 4(d) to the Company's
                          Form 10-Q for the quarter ended
                          December 31, 2003, SEC File No.
                          1-2299, and incorporated here by
                          reference).

  4(e)                    Amendment dated February 25, 2004 to
                          1996 Private Shelf Agreement between
                          the Company and The Prudential
                          Insurance Company of America.

  4(f)                    $100,000,000 Credit Agreement dated
                          as of October 31, 2003 among the
                          Company, KeyBank National
                          Association as Agent, and various
                          financial institutions (filed as
                          Exhibit 4(e) to the Company's Form
                          10-Q for the quarter ended December
                          31, 2003, SEC File No. 1-2299, and
                          incorporated here by reference).

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

(b)   Reports on Form 8-K.

      The Company filed the following Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2004:

        1. Filing on January 13, 2004 - the Company attached its press release of January 13, 2004, regarding second quarter earnings.

        2. Filing on March 11,2004 - the Company attached its press release of March 11,2004, regarding earnings guidance for third quarter.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                    (Company)

Date:  May 13, 2004                 By:   /s/ David L. Pugh
                                       ----------------------------------------
                                          David L. Pugh
                                          Chairman & Chief Executive Officer

Date:  May 13, 2004                 By:   /s/ Mark O. Eisele
                                       -----------------------------------------
                                          Mark O. Eisele
                                          Vice President-Chief Financial Officer
                                                 & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

EXHIBIT NO.                                DESCRIPTION
----------                                 -----------
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

  4(b) Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

  4(c)                    Amendment dated October 24, 2000 to November 27, 1996
                          Private Shelf Agreement between the Company and
                          Prudential Investment Management, Inc. (assignee of
                          The Prudential Insurance Company of America) (filed as
                          Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30,

                          2000, SEC File No. 1-2299, and incorporated here by reference).

  4(d)                    Amendment dated November 14, 2003 to 1996 Private
                          Shelf Agreement between the Company and Prudential
                          Investment Management, Inc. (assignee of The
                          Prudential Insurance Company of America) (filed as
                          Exhibit 4(d) to the Company's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

  4(e)                    Amendment dated February 25, 2004 to 1996             Attached
                          Private Shelf Agreement between the Company and
                          Prudential Investment Management, Inc.

  4(f)                    $100,000,000 Credit Agreement dated as of October 31,
                          2003 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

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