Form 10-K
period 2004-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2004-09-09
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended June 30, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _________ to _________

                          Commission file number 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                Ohio                                         34-0117420
  -----------------------------------                        ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                    One Applied Plaza, Cleveland, Ohio 44115
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 426-4000.

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------

   Common Stock, without par value                 New York Stock Exchange
   Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2003): $446,092,883.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at August 24, 2004
           -----                           ------------------------------
Common Stock, without par value                       19,601,724

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

         (1) Applied Industrial Technologies, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2004, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

         (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 9, 2004, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES                                  3
         LITIGATION REFORM ACT

PART I                                                                         4
Item 1.  Business                                                              4
Item 2.  Properties                                                           10
Item 3.  Legal Proceedings                                                    11
Item 4.  Submission of Matters to a Vote of Security Holders                  11

EXECUTIVE OFFICERS OF THE REGISTRANT                                          11

PART II
Item 5.  Market for Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities        13
Item 6.  Selected Financial Data                                              14
Item 7.  Management's Discussion and Analysis                                 14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk           14
Item 8.  Financial Statements and Supplementary Data                          14
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  15
Item 9A. Controls and Procedures                                              15
Item 9B. Other Information                                                    15

PART III
Item 10. Directors and Executive Officers of the Registrant                   16
Item 11. Executive Compensation                                               16
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                           16
Item 13. Certain Relationships and Related Transactions                       17
Item 14. Principal Accountant Fees and Services                               17

PART IV
Item 15. Exhibits and Financial Statement Schedules                           17

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                               23

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                               24

SIGNATURES                                                                    25
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

         APPLIED BELIEVES ITS PRIMARY RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "NARRATIVE DESCRIPTION OF BUSINESS," IN PART I, ITEM 1, SECTION (c), BELOW, AND THE FOLLOWING: CHANGES IN THE ECONOMY OR SPECIFIC CUSTOMER INDUSTRY SECTORS; REDUCED DEMAND FOR OUR PRODUCTS IN TARGETED MARKETS DUE TO CONSOLIDATION IN CUSTOMER INDUSTRIES AND THE TRANSFER OF MANUFACTURING CAPACITY TO FOREIGN COUNTRIES; CHANGES IN INTEREST RATES AND INFLATION; CHANGES IN CUSTOMER PROCUREMENT POLICIES AND PRACTICES; CHANGES IN PRODUCT MANUFACTURER SALES POLICIES AND PRACTICES; THE AVAILABILITY OF PRODUCTS AND LABOR; CHANGES IN OPERATING EXPENSES; PRICE INCREASES OR DECREASES; CHANGES IN RELATIONSHIPS WITH EXISTING CUSTOMERS AND SUPPLIERS; THE VARIABILITY AND TIMING OF NEW BUSINESS OPPORTUNITIES INCLUDING ACQUISITIONS, ALLIANCES, CUSTOMER RELATIONSHIPS, AND SUPPLIER AUTHORIZATIONS; OUR ABILITY TO REALIZE THE ANTICIPATED BENEFITS OF ACQUISITIONS AND OTHER BUSINESS STRATEGIES; THE INCURRENCE OF DEBT AND CONTINGENT LIABILITIES IN CONNECTION WITH ACQUISITIONS; CHANGES IN ACCOUNTING POLICIES AND PRACTICES; ORGANIZATIONAL CHANGES WITHIN THE COMPANY; THE EMERGENCE OF NEW COMPETITORS, INCLUDING FIRMS WITH GREATER FINANCIAL RESOURCES; RISKS AND UNCERTAINTIES ASSOCIATED WITH OUR FOREIGN OPERATIONS, INCLUDING INFLATION, RECESSIONS, AND FOREIGN CURRENCY EXCHANGE RATES; ADVERSE RESULTS IN SIGNIFICANT LITIGATION MATTERS; ADVERSE REGULATION AND LEGISLATION; AND THE OCCURRENCE OF EXTRAORDINARY EVENTS (INCLUDING PROLONGED LABOR DISPUTES, NATURAL EVENTS AND ACTS OF GOD, TERRORIST ACTS, FIRES, FLOODS, AND ACCIDENTS).

                                     PART I.

                                ITEM 1. BUSINESS.

         In this Annual Report on Form 10-K, "Applied" refers to Applied Industrial Technologies, Inc. References to "we," "us," "our," and "the company" refer to Applied and its subsidiaries.

         The company is one of North America's leading distributors of industrial products and fluid power products and systems. In addition, we provide fluid power, mechanical, electrical, and rubber shop services. We offer technical application support for our products and provide creative solutions to help customers minimize downtime and reduce overall procurement costs. Although we do not generally manufacture the products we sell, we do assemble and repair various products and systems. Our customers are primarily North American industrial companies, who use our products to maintain and to repair their machinery and equipment. We also sell for original equipment manufacturing uses.

         Applied and its predecessor companies have engaged in this business since 1923. Applied reincorporated in Ohio in 1988.

         Applied's Internet address is www.applied.com. The following documents are available free of charge at the investor relations area of our website:

         - Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission

         -        Our Code of Business Ethics

         -        Our Board of Directors Governance Principles and Practices

         - Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of our Board of Directors

         The information contained on our website is not incorporated into this annual report on Form 10-K. The documents referenced above are also available in print to any shareholder who sends a written request to our Vice President-Chief Financial Officer & Treasurer at One Applied Plaza, Cleveland, Ohio 44115-5014.

         (a)      General Development of Business.

         In November 2003, we acquired Rodamientos y Bandas de la Laguna, S.A. de C.V. ("Rybalsa"), a Mexican distributor of bearings and power transmission components with annual sales of approximately US $10 million. Its operations have been integrated with our existing Applied Mexico business.

         Additional information regarding developments in our business can be found in our 2004 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 through 17, which is incorporated here by reference.

         (b)      Financial Information about Segments.

         We have identified only one reportable business segment, service center-based distribution. This business provides customers with solutions to their maintenance, repair, and original equipment manufacturing needs by distributing, through our service center network, bearings and seals, linear motion products, power transmission products, fluid power products, industrial rubber products, general maintenance and safety products, and tools. We also offer technical support and provide creative solutions to help customers minimize their production downtime and reduce overall procurement costs.

         In addition to service center-based distribution, we operate several specialized fluid power companies that primarily sell products and services directly to customers rather than through the service centers.

         Segment financial information can be found in the 2004 Annual Report to shareholders in note 12 to the financial statements on pages 32 and 33, and that information is incorporated here by reference.

         (c)      Narrative Description of Business.

         Overview. Our field operating structure is built on two primary platforms - industrial products, and fluid power products and systems:

         - Industrial Products. Through our service centers, located in 47 states, four Canadian provinces, Puerto Rico, and Mexico, we distribute industrial products, including bearings and seals, linear motion products, power transmission products, fluid power components, industrial rubber products, general maintenance and safety products, and tools. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs. In addition, we operate regional fabricated rubber shops, which modify and repair conveyor belts and assemble hose apparatuses in accordance with customer requirements, and rubber service field crews, which install and repair belts and rubber linings at customer locations. The industrial products business accounts for a substantial majority of our field operations and sales dollars. While the industrial products business operates in the U.S. using the Applied Industrial Technologies trade name, we also are known as Bearing & Transmission and IECO in Canada, Applied Mexico in Mexico, and Rafael Benitez Carrillo in Puerto Rico.

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

         These products are generally manufactured by other companies for whom we serve as a non-exclusive distributor. These suppliers also may provide us product training, as well as sales and marketing support. We believe that these relationships are generally good. The loss of certain suppliers could adversely affect our business. Authorizations to represent particular suppliers and product lines may vary by geographic region.

         Our product suppliers generally confine their direct sales activities to large-volume transactions, mainly with original equipment manufacturers. Our suppliers generally do not sell maintenance and repair products directly to the customer but instead refer the customer to us or another distributor. Of course, there is no assurance that this practice will continue, however, and its discontinuance could adversely affect our business.

         Net sales by product category for the past three fiscal years can be found in the 2004 Annual Report to shareholders in note 12 to the financial statements on page 33, and that information is incorporated here by reference.

         Services. Our service center associates advise and assist customers with respect to product selection and application, and industrial product inventory management. We consider this advice and assistance to be an integral part of our sales efforts. Beyond traditional parts distribution services, we offer product and process solutions involving multiple technologies, helping to reduce production downtime, as well as overall procurement and maintenance costs for customers. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering competitive pricing, we believe we develop closer, longer-lasting, and more profitable customer relationships.

         Our sales associates include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product and pricing information, and assist account managers in serving customers. Account managers make on-site calls to current and potential customers to provide product and price information, identify customer requirements, provide recommendations, and assist in implementing equipment maintenance and storeroom management programs, including our automated storeroom replenishment system, AppliedSTORE Plus(SM). Account managers also measure and document for customers the value of cost savings and increased productivity generated by our services and recommendations. Product and industry specialists assist with applications in their areas of technical expertise.

         We maintain inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items specific to local customers' immediate needs. Eight distribution centers replenish service center inventories and also may ship products direct to customers. The inventory maintained at our facilities allows us to satisfy our customers' just-in-time product needs.

         Timely delivery of products is an integral part of our service, particularly when customers require products for emergency repairs to their machinery or equipment. Service centers and distribution centers use the most effective method of transportation available to meet customer needs, including our own delivery vehicles, dedicated third-party transportation providers, as well as both surface and air common carrier and courier services.

         Our information systems enhance our ability to serve customers. While we have long transacted with customers through electronic data interchange
(EDI), customers increasingly turn to our electronic commerce website to search for products in a comprehensive electronic database, research product attributes, view prices, check inventory levels, place orders, and track order status. We are continuing to enhance the functionality of the site. Sales through the website still represent a small portion of our overall sales, but are growing. We also interface with customers' technology platforms and plant maintenance systems.

         Along with our electronic capabilities, we support our service center network with paper catalogs. The Maintenance America(R) product catalog facilitates the purchase of general maintenance and safety products, and tools. And our Fluid Power Connection(R) catalog of hydraulic and pneumatic components facilitates buying these products from our service centers. Products from both specialty catalogs are also available online at www.applied.com.

         We now supplement the service center product offering with our MaintenancePro(SM) fee-based technical training seminars. These courses provide customer personnel with information on maintenance, troubleshooting, component application, and failure analysis in the product areas of hydraulics and pneumatics, lubrication, bearings, and power transmission.

         In addition to distributing products, we offer shop services in select geographic areas. Our fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers and distribution centers) in accordance with customer requirements. We also provide field crews that perform services, including the installation and repair of belts and rubber lining, primarily at customer locations. Among the other services we offer, either performed by us directly or by third party providers, are the rebuilding and assembly of speed reducers, pumps, valves, cylinders, and electric and hydraulic motors, and custom machining.

         Our fluid power businesses generally operate independently of the service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all key to the businesses' success. The fluid power businesses distinguish themselves, though, from most component distributors by also offering engineering, design, system fabrication, installation, and repair services. Each business has account managers with extensive technical knowledge, who handle sophisticated projects for customers primarily within the business' geographic region. The businesses also provide additional technical support to our service centers.

         Markets. We purchase from several thousand product manufacturers and resell the products to many thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities. Customers range from the largest industrial concerns in North America, with whom we may have multiple-location relationships, to the smallest. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our net sales.

         Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share in our industry. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our associates' experience do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, catalogs and online capability, and having a local presence.

         Our principal competitors are other bearing, power transmission, industrial rubber, fluid power, linear motion, and general maintenance and safety product distributors, and, to a lesser extent, mill supply and catalog companies. These competitors include local, regional, national, and international operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do. The identity and number of our competitors vary throughout the geographic and product markets in which we operate.

         Although we are one of the leading distributors in North America for the major product categories we carry, our market share for those products in any given geographic area may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.

         Backlog Orders and Seasonality. Because of our product resources and distribution network, we do not have a substantial backlog of orders, nor are backlog orders significant at any given time. Our business has exhibited minor seasonality - in particular, sales per day during the first half of our fiscal year have tended to be slightly lower compared with the second half due, in part, to the impact of customer plant shutdowns and holidays.

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

         Number of Employees. On August 30, 2004, we had 4,312 employees.

         Working Capital. Our working capital position is discussed in "Management's Discussion and Analysis" in the 2004 Annual Report to shareholders on pages 12 through 14.

         We require substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet rapid delivery requirements of customers. We generally require payments for sales on account within 30 days. Returns are not considered to have a material effect on our working capital requirements. We believe these practices are generally consistent among companies in our industry.

         Environmental Laws. We believe that compliance with laws regulating the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

         (d)      Financial Information about Geographic Areas.

         Net sales by our Canadian and Mexican operations represented 8.6% of our total net sales in fiscal 2004, 6.8% in 2003, and 5.5% in 2002. The Canadian operations' sales (in U.S. dollars) were $119.4 million in 2004, $94.1 million in 2003, and $74.3 million in 2002. Long-lived assets located outside the United States are not and have not been material.

         Our U.S. operations' export sales during the fiscal year ended June 30, 2004, and prior fiscal years, were less than 2% of net sales, and were not concentrated in a specific geographic area.

         Additional information regarding our foreign operations is included in the 2004 Annual Report to shareholders in note 12 to the financial statements on page 33, and in "Quantitative and Qualitative Disclosures About Market Risk" on page 17, and that information is incorporated here by reference.

                               ITEM 2. PROPERTIES.

         We believe that having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets in 47 states, four Canadian provinces, Puerto Rico, and Mexico. At June 30, 2004, we owned real properties at 152 locations and leased 258 locations.

         Our principal owned real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2004 were:

         -        the distribution center in Atlanta, Georgia

         -        the distribution center in Florence, Kentucky

         -        the service center in West Monroe, Louisiana

         -        the service center and rubber shop in Omaha, Nebraska

         -        the distribution center in Carlisle, Pennsylvania

         -        the distribution center and rubber shop in Fort Worth, Texas

         Our principal leased real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2004 were:

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

         Additional information regarding our properties is included in the 2004 Annual Report to shareholders in note 11 to the financial statements on page 32, and that information is incorporated here by reference.

                           ITEM 3. LEGAL PROCEEDINGS.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 2004.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.

         Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 21, 2003:

                  David L. Pugh. Mr. Pugh is Chairman & Chief Executive Officer (since October 2000) and has served as a member of the Board of Directors since January 2000. He was President & Chief Executive Officer (from January 2000 to October 2000), and prior to that was President & Chief Operating Officer (from 1999 to January 2000). He is 55 years of age.

                  Bill L. Purser. Mr. Purser is President & Chief Operating Officer (since October 2000). Prior to that he was Vice President-Chief Marketing Officer (from 1999 to October 2000). He is 61 years of age.

                  Todd A. Barlett. Mr. Barlett is Vice President-Acquisitions and Global Business Development (since July 2004). He had served as Vice President-Global Business Development (from October 2000 to July
         2004), Vice President-Alliance Systems (from January 2000 to October
         2000) and Vice President-National Accounts & Alliance Systems (from 1998 to January 2000). He is 49 years of age.

                  Fred D. Bauer. Mr. Bauer is Vice President-General Counsel (since April 2002) and Secretary (since October 2001). He had served as Vice President-Legal Services (from May 2000 to April 2002) and Assistant Secretary (from 1994 to October 2001), and had also been Assistant General Counsel (from 1994 to May 2000). He is 38 years of age.

                  Michael L. Coticchia. Mr. Coticchia is Vice President-Human Resources and Administration (since April 2002). Prior to that, he served as Vice President-Human Resources and Risk Management (from 1998 to April 2002) and Assistant Secretary (from 1990 to January 2002). He is 41 years of age.

                  Mark O. Eisele. Mr. Eisele is Vice President-Chief Financial Officer & Treasurer (since January 2004). Prior to that, he had been Vice President & Controller (from 1997 to December 2003). He is 47 years of age.

                  James T. Hopper. Mr. Hopper is Vice President-Chief Information Officer (since January 2000). He had served as Vice President-Information Systems (from 1995 to January 2000). He is 61 years of age.

                  Jeffrey A. Ramras. Mr. Ramras is Vice President-Marketing and Supply Chain Management (since September 2002). He had served as Vice President-Supply Chain Management (from January 2000 to September 2002) and as Vice President-Logistics (from 1995 to January 2000). He is 49 years of age.

                  Richard C. Shaw. Mr. Shaw is Vice President-Communications and Learning (since January 2000). He had served as Vice
         President-Communications, Organizational Learning & Quality Standards (from 1996 to January 2000). He is 55 years of age.

                                    PART II.

             ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Applied's common stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol AIT. Information concerning the principal market for Applied's common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2004, 2003, and 2002 and the number of shareholders of record as of August 16, 2004 is set forth in the 2004 Annual Report to shareholders on page 37, under the caption "Quarterly Operating Results and Market Data," and that information is incorporated here by reference.

         Information concerning securities authorized for issuance under Applied's equity compensation plans is set forth in Applied's proxy statement dated September 9, 2004 under the caption, "Equity Compensation Plan Information" on page 15, and that information is incorporated here by reference.

         Applied did not make any repurchases of its common stock in the quarter ended June 30, 2004 except as referenced in note (1) to the table below:

                                                         (c) Total Number of   (d) Maximum Number of
                                                         Shares Purchased as    Shares that May Yet
                           (a) Total      (b) Average      Part of Publicly      Be Purchased Under
                           Number of     Price Paid per   Announced Plans or       the Plans or
    Period                 Shares (1)        Share              Programs            Programs (2)
----------------------------------------------------------------------------------------------------
April 1, 2004 to               0              --                  0                   841,375
April 30, 2004
----------------------------------------------------------------------------------------------------
May 1, 2004 to                 0              --                  0                   841,375
May 31, 2004
----------------------------------------------------------------------------------------------------
June 1, 2004 to                0              --                  0                   841,375
June 30, 2004
----------------------------------------------------------------------------------------------------
Total                          0              --                  0                   841,375
----------------------------------------------------------------------------------------------------

(1) During the quarter ended June 30, 2004, Applied did purchase 3,007 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the Board of Directors authorization described in footnote (2).

(2) On July 16, 2003, Applied announced that the Board of Directors had authorized the purchase of up to 1,000,000 shares of common stock. The purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board.

                        ITEM 6. SELECTED FINANCIAL DATA.

         The summary of selected financial data for the last five years is set forth in the 2004 Annual Report to shareholders in the table on pages 38 and 39 under the caption "10 Year Summary" and is incorporated here by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis" is set forth in the 2004 Annual Report to shareholders on pages 10 through 17 and is incorporated here by reference.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK.

         The disclosures about market risk required by this item are set forth in Applied's 2004 Annual Report to shareholders on page 17, which information is incorporated here by reference. For further information relating to borrowing and interest rates, see the Liquidity and Capital Resources section of "Management's Discussion and Analysis" and Notes 6 and 7 to the Consolidated Financial Statements in Applied's 2004 Annual Report to shareholders on pages 12-14, 26 and 27, respectively, which information is incorporated here by reference. In addition, please see "Cautionary Statement under Private Securities Litigation Reform Act" at page 3, above, for additional risk factors relating to our business.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the independent auditors' report listed below, which are included in the 2004 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed with this Report:

              Caption                                                       Page No.
              -------                                                       --------
Financial Statements:

         Statements of Consolidated Income
         for the Years Ended
         June 30, 2004, 2003, and 2002                                          18

         Consolidated Balance Sheets
         June 30, 2004 and 2003                                                 19

         Statements of Consolidated Cash Flows
         for the Years Ended
         June 30, 2004, 2003, and 2002                                          20

         Statements of Consolidated Shareholders'
         Equity for the Years Ended
         June 30, 2004, 2003, and 2002                                          21

         Notes to Consolidated Financial Statements
         for the Years Ended
         June 30, 2004, 2003, and 2002                                       22 - 34

Report of Independent Registered Public Accounting Firm                         35

Supplementary Data:

         Quarterly Operating Results and Market Data                            37

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not applicable.

                        ITEM 9A. CONTROLS AND PROCEDURES.

         Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated Applied's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in timely alerting them to material information about Applied required to be included in our Exchange Act reports.

         Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           ITEM 9B. OTHER INFORMATION.

                                 Not applicable.

                                    PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item as to Applied's directors is set forth in Applied's Proxy Statement dated September 9, 2004 on pages 4 through 7 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to Applied's executive officers has been furnished in this Report on pages 11 and 12 in Part I, after Item 4, under the caption "Executive Officers of the Registrant."

         The information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Applied's Proxy Statement on page 22 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.

         Applied has a code of ethics, entitled the Code of Business Ethics, that applies to our employees, including our chief executive officer, chief financial officer, and controller. The Code of Business Ethics is posted at the investor relations area of our www.applied.com website.

                        ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is set forth in Applied's Proxy Statement dated September 9, 2004, under the captions "Compensation of Directors" on page 10, "Deferred Compensation Plan for Non-Employee Directors" on page 11, "Summary Compensation" on page 13, "Option Grants in Last Fiscal Year" and "Aggregated Option Exercises and Fiscal Year-End Option Values" on page 14, "Long-Term Incentive Plans - Awards in Last Fiscal Year" on page 15, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" and "Deferred Compensation Plan" on page 16, and "Change in Control Agreements and Other Related Arrangements" on page 17, and is incorporated here by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information concerning the security ownership of certain beneficial owners and management and related stockholder matters is set forth in Applied's proxy statement dated September 9, 2004, under the captions "Beneficial Ownership of Certain Applied Shareholders and Management" on page 12 and "Equity Compensation Plan Information" on page 15, and is incorporated here by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                 Not applicable.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this Item is set forth in Applied's Proxy Statement dated September 9, 2004 on page 7 under the caption "Item 2 - Ratification of Auditors" and is incorporated here by reference.

                                    PART IV.

              ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements.

         The following consolidated financial statements, notes thereto, the report of independent registered public accounting firm, and supplemental data are included in the 2004 Annual Report to shareholders on pages 18 through 35 and page 37, and are incorporated by reference in Item 8 of this Report.

                                    Caption

                  Statements of Consolidated Income for the Years Ended June 30, 2004, 2003, and 2002

                  Consolidated Balance Sheets at
                  June 30, 2004 and 2003

                  Statements of Consolidated Cash Flows for the Years Ended June 30, 2004, 2003, and 2002

                  Statements of Consolidated Shareholders'
                  Equity for the Years Ended June 30, 2004,
                  2003, and 2002

                  Notes to Consolidated Financial Statements for the Years Ended June 30, 2004, 2003, and 2002

                  Report of Independent Registered Public Accounting Firm

                  Supplementary Data:
                    Quarterly Operating Results and Market Data

(a)2.    Financial Statement Schedule.

         The following report and schedule are included in this Part IV, and are found in this Report at the pages indicated:

                Caption                                       Page No.
                -------                                       --------
Report of Independent Registered Public
Accounting Firm                                                  23

Schedule II - Valuation and
Qualifying Accounts                                              24

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

4(d)            Amendment dated November 14, 2003 to 1996 Private Shelf
                Agreement between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(d) to Applied's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)            Amendment dated February 25, 2004 to 1996 Private Shelf
                Agreement between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)            $100,000,000 Credit Agreement dated as of October 31, 2003 among
                Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to Applied's Form
                10-Q for the quarter ended December 31, 2003, SEC File No.
                1-2299, and incorporated here by reference).

4(g) Rights Agreement, dated as of February 2, 1998, between Applied and Computershare Investor Services LLP (successor to Harris
                Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as
                Exhibit No. 1 to Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(a) Form of Change in Control Agreement (amended and restated as of August 8, 2001) between Applied and each of its executive officers (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended

                December 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 9, 2004,
                SEC File No. 1-2299, on page 10, under the caption "Compensation of Directors," and is incorporated here by reference.

*10(c)          Applied Deferred Compensation Plan for Non-Employee Directors
                (September 1, 2003 Restatement) (filed as Exhibit 10(c) to
                Applied's Form 10-K for the year ended June 30, 2003, SEC File
                No. 1-2299, and incorporated here by reference).

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

*10(f) Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied's Registration
                Statement on Form S-4 filed May 23, 1997, Registration No.
                333-27801, and incorporated here by reference).

*10(g)          Applied Supplemental Executive Retirement Benefits Plan
                (January 1, 2002 Restatement) in which current and certain former executive officers participate (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended March 31, 2002, SEC
                File No. 1-2299, and incorporated here by reference).

*10(h)          Applied Deferred Compensation Plan (September 1, 2003
                Restatement) (filed as Exhibit 10(h) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10(i)          First Amendment to the Company's Deferred Compensation Plan
                (September 1, 2003 Restatement) (filed as Exhibit 10 to
                Applied's Form 10-Q for the quarter ended December 31, 2003, SEC
                File No. 1-2299, and incorporated here by reference).

*10(j)          1997 Long-Term Performance Plan re-adopted by Shareholders on
                October 22, 2002 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(k) Amendment No. 1 to 1997 Long-Term Performance Plan, effective as of August 8, 2003 (filed as Exhibit 10(j) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10(l)          Applied Supplemental Defined Contribution Plan (January 1, 1997
                Restatement) (filed as Exhibit 10(m) to Applied's Registration
                Statement on Form S-4 filed May 23, 1997, Registration No.
                333-27801, and incorporated here by reference).

*10(m)          First Amendment to Applied Supplemental Defined Contribution
                Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to
                Applied's Form 10-Q for the quarter ended September 30, 2000,
                SEC File No. 1-2299, and incorporated here by reference).

*10(n)          Second Amendment to Applied Supplemental Defined Contribution
                Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to
                Applied's Form 10-Q for the quarter ended March 31, 2001, SEC
                File No. 1-2299, and incorporated here by reference).

*10(o)          Retention Program for James T. Hopper, Vice President-Chief
                Information Officer, dated March 30, 2000 (filed as Exhibit
                10(o) to Applied's Form 10-K for the year ended June 30, 2000,
                SEC File No. 1-2299, and incorporated here by reference).

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

13 Applied 2004 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21       Applied's subsidiaries at June 30, 2004.

23       Consent of Independent Registered Public Accounting Firm.

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

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Applied Industrial Technologies, Inc.

         We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and its subsidiaries (the "Company") as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, and have issued our report thereon dated August 6, 2004 (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the adoption of new accounting principles in fiscal 2004 and 2002); such consolidated financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in
Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, LLP

Cleveland, Ohio
August 6, 2004

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                 (in thousands)

                COLUMN A                      COLUMN B                    COLUMN C             COLUMN D             COLUMN E
                --------                      --------          --------------------------     --------             --------
                                                                ADDITIONS        ADDITIONS
                                             BALANCE AT         CHARGED TO       CHARGED TO   DEDUCTIONS             BALANCE
                                             BEGINNING          COSTS AND          OTHER         FROM               AT END OF
               DESCRIPTION                   OF PERIOD           EXPENSES         ACCOUNTS      RESERVE              PERIOD
-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30 2004:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                     $6,100            $2,525            $ 60 (B)      $ 2,285 (A)           $6,400

YEAR ENDED JUNE 30 2003:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                     $5,600            $2,510            $500 (B)      $ 2,510 (A)           $6,100

YEAR ENDED JUNE 30 2002:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                     $5,400            $4,488                          $ 3,888 (A)           $5,600
                                                                                                     400 (B)

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

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ David L. Pugh                            /s/ Bill L. Purser
-----------------------------------------    -----------------------------------
David L. Pugh, Chairman &                    Bill L. Purser, President &
Chief Executive Officer                      Chief Operating Officer

/s/ Mark O. Eisele                            /s/ Daniel T. Brezovec
-----------------------------------------     ----------------------------------
Mark O. Eisele                                Daniel T. Brezovec
Vice President-Chief Financial Officer        Corporate Controller
& Treasurer                                   (Principal Accounting Officer)

Date: September 9, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         *                                           *
_______________________________________     ____________________________________
William G. Bares, Director                  Dr. Roger D. Blackwell, Director

         *                                           *
_______________________________________     ____________________________________
William E. Butler, Director                 Thomas A. Commes, Director

         *                                           *
_______________________________________     ____________________________________
Peter A. Dorsman, Director                  Russell R. Gifford, Director

         *                                           *
_______________________________________     ____________________________________
L. Thomas Hiltz, Director                   Edith Kelly-Green, Director

         *                                  /s/ David L. Pugh
_______________________________________     ------------------------------------
J. Michael Moore, Director                  David L. Pugh, Chairman & Chief
                                            Executive Officer and Director

         *                                           *
_______________________________________     ____________________________________
Dr. Jerry Sue Thornton, Director            Stephen E. Yates, Director

/s/ Fred D. Bauer
---------------------------------------
Fred D. Bauer, as attorney in fact
for persons indicated by "*"

Date: September 9, 2004

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2004

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

4(d) Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(d) to Applied's Form 10-Q for the quarter ended December
         31, 2003, SEC File No. 1-2299, and incorporated here by reference).


4(e)            Amendment dated February 25, 2004 to 1996 Private Shelf
                Agreement between Applied and the Prudential Insurance Company of America (filed as Exhibit 4(e) to Applied's Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)            $100,000,000 Credit Agreement dated as of October 31, 2003 among
                Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4(e) to Applied's Form
                10-Q for the quarter ended December 31, 2003, SEC File No.
                1-2299, and incorporated here by reference).

4(g) Rights Agreement, dated as of February 2, 1998, between Applied and Computershare Investor Services LLP (successor to Harris
                Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as
                Exhibit No. 1 to Applied's Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(a) Form of Change in Control Agreement (amended and restated as of August 8, 2001) between Applied and each of its executive officers (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 9, 2004,
                SEC File No. 1-2299, on page 10, under the caption "Compensation of Directors," and is incorporated here by reference.

*10(c)          Applied Deferred Compensation Plan for Non-Employee Directors
                (September 1, 2003 Restatement) (filed as Exhibit 10(c) to
                Applied's Form 10-K for the year ended June 30, 2003, SEC File
                No. 1-2299, and incorporated here by reference).

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

*10(h)          Applied Deferred Compensation Plan (September 1, 2003
                Restatement) (filed as Exhibit 10(h) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10(i)          First Amendment to the Company's Deferred Compensation Plan
                (September 1, 2003 Restatement) (filed as Exhibit 10 to
                Applied's Form 10-Q for the quarter ended December 31, 2003, SEC
                File No. 1-2299, and incorporated here by reference).

*10(j)          1997 Long-Term Performance Plan re-adopted by Shareholders on
                October 22, 2002 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(k) Amendment No. 1 to 1997 Long-Term Performance Plan, effective as of August 8, 2003. (filed as Exhibit 10(j) to Applied's Form
                10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10(l)          Applied Supplemental Defined Contribution Plan (January 1, 1997
                Restatement) (filed as Exhibit 10(m) to Applied's Registration
                Statement on Form S-4 filed May 23, 1997, Registration No.
                333-27801, and incorporated here by reference).

*10(m)          First Amendment to Applied Supplemental Defined Contribution
                Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to
                Applied's Form 10-Q for the quarter ended September 30, 2000,
                SEC File No. 1-2299, and incorporated here by reference).

*10(n)          Second Amendment to Applied Supplemental Defined Contribution
                Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to
                Applied's Form 10-Q for the quarter ended March 31, 2001, SEC
                File No. 1-2299, and incorporated here by reference).


*10(o)          Retention Program for James T. Hopper, Vice President-Chief
                Information Officer, dated March 30, 2000 (filed as Exhibit
                10(o) to Applied's Form 10-K for the year ended June 30, 2000,
                SEC File No. 1-2299, and incorporated here by reference).

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

13              Applied 2004 Annual Report to shareholders (not deemed "filed"
                as part of this Form 10-K except for those portions that are
                expressly incorporated by reference).                                   Attached

21              Applied's subsidiaries at June 30, 2004.                                Attached

23              Consent of Independent Registered Public Accounting Firm.               Attached

24              Powers of attorney.                                                     Attached

31              Rule 13a-14(a)/15d-14(a) certifications.                                Attached

32              Section 1350 certifications.                                            Attached