Form 10-Q
period 2004-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2004-11-05
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                          Commission File Number 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                   34-0117420
  ----------------------------------------          -------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)

     One Applied Plaza, Cleveland, Ohio                        44115
  ----------------------------------------          -------------------------
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Shares of common stock outstanding on   October 15, 2004          19,727,699
                                                                --------------
                                                                (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                               Page No.
Part I:   FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Condensed Statements of Consolidated Income -                   2
                  Three Months Ended September 30, 2004 and 2003

                  Condensed Consolidated Balance Sheets -                         3
                  September 30, 2004 and June 30, 2004

                  Condensed Statements of Consolidated Cash Flows -               4
                  Three Months Ended September 30, 2004 and 2003

                  Notes to Condensed Consolidated Financial Statements          5 - 7

                  Review By Independent Public Accountants                        8

         Item 2:  Management's Discussion and Analysis of                       9 - 12
                  Financial Condition and Results of Operations

         Item 3:  Quantitative and Qualitative Disclosures About Market Risk      13

         Item 4:  Controls and Procedures                                         14

Part II:  OTHER INFORMATION

         Item 1:  Legal Proceedings                                               15

         Item 2:  Unregistered Sales of Equity Securities & Use of Proceeds       15

         Item 6:  Exhibits                                                      16-17

Signatures                                                                        18

Exhibit Index

Exhibits

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

                                                   Three Months Ended
                                                      September 30
                                                 2004              2003
                                               ---------         --------
Net Sales                                      $ 413,126         $361,146
Cost of Sales                                    303,604          267,669
                                               ---------         --------
Gross Profit                                     109,522           93,477
Selling, Distribution and
    Administrative Expenses                       88,019           84,481
                                               ---------         --------
Operating Income                                  21,503            8,996
Interest Expense, net                              1,303            1,318
Other (Income) Expense, net                         (270)             166
                                               ---------         --------
Income Before Income Taxes                        20,470            7,512
Income Taxes                                       7,430            2,680
                                               ---------         --------
Net Income                                     $  13,040         $  4,832
                                               =========         ========

Net Income Per Share - Basic                   $    0.67         $   0.25
                                               =========         ========

Net Income Per Share - Diluted                 $    0.65         $   0.25
                                               =========         ========
Cash dividends per common share                $    0.14         $   0.12
                                               =========         ========

Weighted average common shares
    outstanding for basic computation             19,492           19,008

Dilutive effect of stock options
    and awards                                       620              405
                                               ---------         --------

Adjusted average common shares
    outstanding for diluted computation           20,112           19,413
                                               =========         ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                               September 30        June 30
                                                                   2004             2004
                                                               ------------       ---------
                              ASSETS

Current assets
    Cash and temporary investments                              $  63,192         $  69,667
    Accounts receivable, less allowances
     of $6,500 and $6,400                                         201,043           190,815
    Inventories  (at LIFO)                                        173,367           159,594
    Other current assets                                           23,020            22,957
                                                                ---------         ---------
Total current assets                                              460,622           443,033
Property, less accumulated depreciation
     of $101,241 and $98,121                                       75,354            77,025
Goodwill                                                           50,119            49,852
Other assets                                                       26,907            26,931
                                                                ---------         ---------

  TOTAL ASSETS                                                  $ 613,002         $ 596,841
                                                                =========         =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                            $  84,180         $  78,767
    Other accrued liabilities                                      68,683            72,562
                                                                ---------         ---------
Total current liabilities                                         152,863           151,329
Long-term debt                                                     77,570            77,767
Other liabilities                                                  29,759            28,210
                                                                ---------         ---------
  TOTAL LIABILITIES                                               260,192           257,306
                                                                =========         =========

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding

Common stock - no par value; 50,000
    shares authorized;  24,096 shares issued                       10,000            10,000
Additional paid-in capital                                         92,706            90,520
Income retained for use in the business                           322,209           311,922
Treasury shares - at cost, 4,408 and 4,591 shares                 (72,620)          (72,870)
Unearned restricted common stock compensation                      (1,065)           (1,158)
Accumulated other comprehensive income                              1,580             1,121
                                                                ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                                      352,810           339,535
                                                                ---------         ---------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                      $ 613,002         $ 596,841
                                                                =========         =========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                Three Months Ended
                                                                                   September 30
                                                                               2004             2003
                                                                             --------         --------
Cash Flows from Operating Activities
    Net income                                                               $ 13,040         $  4,832
    Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
       Depreciation and amortization                                            4,039            4,049
       Gain on sale of property                                                  (291)             (37)
       Changes in operating assets and liabilities, net of
         effects from acquisition of business                                 (19,570)         (15,488)
       Treasury shares contributed to employee benefit and deferred
          compensation plans                                                    3,764            2,979
       Other - net                                                               (197)            (198)
                                                                             --------         --------
Net Cash provided by (used in) Operating Activities                               785           (3,863)
                                                                             --------         --------
Cash Flows from Investing Activities
    Property purchases                                                         (1,758)          (8,742)
    Proceeds from property sales                                                  398              559
    Deposits and other                                                           (877)             330
                                                                             --------         --------
Net Cash used in Investing Activities                                          (2,237)          (7,853)
                                                                             --------         --------
Cash Flows from Financing Activities
    Borrowings - net                                                                               100
    Change in cash overdrafts                                                    (831)          (4,783)
    Dividends paid                                                             (2,753)          (2,294)
    Purchases of treasury shares                                               (5,987)          (1,982)
    Exercise of stock options                                                   4,377            2,710
                                                                             --------         --------
Net Cash used in Financing Activities                                          (5,194)          (6,249)
                                                                             --------         --------
Effect of exchange rate changes on cash                                           171              (26)
                                                                             --------         --------
Decrease in cash and temporary
    investments                                                                (6,475)         (17,991)
Cash and temporary investments
    at beginning of period                                                     69,667           55,079
                                                                             --------         --------
Cash and Temporary Investments
    at End of Period                                                         $ 63,192         $ 37,088
                                                                             ========         ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

1.          BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to a fair statement of operations of the interim periods have been made. This Quarterly Report on Form 10-Q should be read in conjunction with the Applied Industrial Technologies, Inc. (the Company) Annual Report on Form 10-K for the year ended June 30, 2004.

            The results of operations for the three month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year.

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

2.          STOCK OPTIONS

            Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during the fiscal year is the same as that which would have been recognized had the fair value recognition provisions been applied to all awards granted after July 1, 1995. The compensation expense recorded during the three months ended September 30, 2004 and 2003 was $285, $182 net of tax, or $0.01 per share and $359, $232 net of tax, or $0.01 per share, respectively.

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

SEGMENT FINANCIAL INFORMATION:

                                              SERVICE CENTER
                                                   BASED
                                               DISTRIBUTION           OTHER           TOTAL
                                              --------------         -------        --------
THREE MONTHS ENDED SEPTEMBER 30, 2004
Net sales                                        $385,627            $27,499        $413,126
Operating income                                   19,158              1,916          21,074
Assets used in business                           587,483             25,519         613,002
Depreciation                                        3,332                167           3,499
Capital expenditures                                1,730                 28           1,758
                                                 --------            -------        --------
THREE MONTHS ENDED SEPTEMBER 30, 2003
Net sales                                        $337,903            $23,243        $361,146
Operating income                                    9,803                712          10,515
Assets used in business                           521,839             22,633         544,472
Depreciation                                        3,301                170           3,471
Capital expenditures                                8,702                 40           8,742
                                                 ========            =======        ========

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30
                                                 ------------------------
                                                   2004            2003
                                                 --------         -------
Operating income for
    reportable segment                           $ 19,158         $ 9,803
Other operating income                              1,916             712
Adjustments for:
    Other intangible amortization                    (179)           (189)
    Corporate and other income (expense),
    net of allocations (a)                            608          (1,330)
                                                 --------         -------
Total operating income                             21,503           8,996
Interest expense, net                               1,303           1,318
Other (income) expense, net                          (270)            166
                                                 --------         -------
Income before income taxes                       $ 20,470         $ 7,512
                                                 ========         =======

      (a) The change in corporate and other income (expense), net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

         The Company has operations in the United States, Canada and Mexico. Operations in Canada and Mexico represent approximately 10.0% of the total net sales of Applied for the three months ended September 30, 2004 and therefore are not presented separately.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

            In addition, approximately 28.0% of these operations' net sales are included in the "Other" column relating to the fluid power business. The long-lived assets located outside of the United States are not material.

4.          COMPREHENSIVE INCOME

            The components of comprehensive income are as follows:

                                                       Three Months Ended
                                                          September 30
                                                      ----------------------
                                                       2004            2003
                                                      -------        -------
Net income                                            $13,040        $ 4,832
Other comprehensive income (loss):
  Unrealized gain (loss) on hedge transactions            196           (541)
  Foreign currency translation
     adjustment                                           263           (414)
                                                      -------        -------
  Total comprehensive income                          $13,499        $ 3,877
                                                      =======        =======

5.          BENEFIT PLANS

            The following table provides summary disclosures of the net periodic benefit costs recognized for the Company's Supplemental Executive Retirement Benefits Plan, qualified retirement plan, salary continuation benefits and retiree medical benefits:

                                           Pension Benefits            Other Benefits
                                          -------------------         ----------------
                                           2004         2003          2004        2003
                                          -----         -----         ----        ----
THREE MONTHS ENDED SEPTEMBER 30

COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost                              $ 318         $ 263         $ 12        $ 14
Interest cost                               377           313           73          76
Expected return on plan assets              (88)          (79)
Recognized net actuarial loss               120            55            4           5
Amortization of prior service cost          157           147           12          12
                                          -----         -----         ----        ----
Net periodic pension cost                 $ 884         $ 699         $101        $107
                                          =====         =====         ====        ====

            The company contributed $692 to its pension benefit plan and $4 to its other benefit plans in the three months ended September 30, 2004. Expected contributions for the full fiscal year remain the same as previously disclosed at $1,100 for the pension benefit plans and $300 for its other benefit plans.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

The accompanying condensed consolidated financial statements of the Company have been reviewed by the Company's independent registered public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Industrial Technologies, Inc. Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2004, and related condensed statements of consolidated income and cash flows for the three-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 6, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 4, 2004

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at September 30, 2004 and June 30, 2004, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Overview

Net income for the three months ended September 30, 2004 increased 169.9% compared to the same quarter in the prior year on a 14.4% increase in sales. Underlying this improvement in net income were an increase in sales, improvement in gross margin, limited growth in selling distribution and administrative (SD&A) expenses and $0.7 million in non-operating income from the settlement of a life insurance policy.

The balance sheet continues to strengthen as shareholders' equity exceeded $350.0 million and our current ratio is at 3 to 1. Overall inventory balances grew during the quarter in line with our expectation of continued strong demand. Accounts receivable are up $10.0 million due to our sales expansion. Days sales outstanding remains stable at 43 days.

The Company monitors the Purchasing Managers Index (ISM) as published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indexes key indicators of potential Company business environment changes. During the quarter these indicators began to show signs of moderating slightly, but still show growth in the economy. The Company's performance traditionally lags these key indicators by approximately 6 months.

The Company expects that fiscal 2005 second quarter sales will rise between 8% and 12% compared to the same quarter last year. Sales for the entire 2005 fiscal year are expected to be in the range of $1.63 billion and $1.66 billion.

Liquidity and Capital Resources

Cash provided by operating activities for the quarter ended September 30, 2004 was $0.8 million. This compares to $3.9 million used in operating activities in the same period a year ago. The improvement in cash provided by operating activities is due to cash generated from our increased sales and operating income over the prior year's quarter partially offset by our increased investment in inventory.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers During the three month period ended September 30, 2004, inventories increased approximately $13.8 million as the Company added inventory to meet increased demand for our products. Accounts receivable increased $10.2 million during the three months ended September 30, 2004 due to the increase in sales.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Capital expenditures were $1.8 million for the three months ended September 30, 2004 compared to $8.7 million in the prior year. In September 2003, the Company purchased, for $7.5 million, four operating facilities which had previously been leased. For the entire year we expect our total capital expenditures to be in the range of $10.0 to $11.0 million. Our depreciation for the entire year is expected to be within the range of $14.5 million to $15.5 million.

The Company has a $100.0 million revolving credit facility with a group of banks expiring in November 2008. The Company had no borrowings outstanding under this facility at September 30, 2004. Unused lines under this facility, net of outstanding letters of credit, total $92.1 million, and are available to fund future acquisitions or other capital and operating requirements.

The Company has an agreement with Prudential Investment Management, Inc. expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company's discretion with terms of up to twelve years. At September 30, 2004, there was no borrowing under this agreement.

The Company's long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future business acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 203,000 shares of its common stock for $6.0 million during the three months ended September 30, 2004 compared to 91,000 shares for $2.0 million during the three months ended September 30, 2003. At September 30, 2004, the Company had remaining authorization to repurchase approximately 667,000 additional shares.

The Company raised its quarterly dividend in July 2004 approximately 17% to 14 cents per share. Prior to that increase, the Company's dividend was 12 cents per share per quarter. The amount of the dividend paid is approved by the Company's Board of Directors based on financial performance, cash flow and payout guidelines consistent with other industrial companies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Net sales increased 14.4% compared to the prior year due to a $37.1 million or 11.3% increase in US service center same store sales, increases in sales in our Canadian operations and in our US fluid power subsidiaries. The number of selling days in each quarter was the same at 64 days.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The US service center sales increase was driven by sales mix, volume and the impact of supplier price increases passed on to customers. The Company estimates that $17.0 to $21.0 million of the sales increase was a result of the supplier price increases passed on to customers.

Sales in our Canadian operations improved by $7.4 million due to sales mix, pricing, volume and $1.1 million related to currency translation from the strengthening of the Canadian dollar compared to the prior year. Our U.S. fluid power subsidiaries had a sales increase of $2.5 million over the prior year first quarter.

Approximately $2.7 million of the sales increase in the current year quarter was a result of the acquisition of Rybalsa in Mexico during the second quarter of fiscal 2004.

Gross profit as a percentage of sales increased to 26.5% from 25.9%. The increase is primarily the result of lower freight costs and a physical inventory write-up recorded in the quarter. Higher recovery of our shipping expenses and improved supplier rebates also contributed to the overall increase in gross profit as a percentage of sales. The inability to pass supplier price increases to customers currently under contractual agreements has somewhat offset these improvements and had a negative effect on our margins. This will continue to be a challenge to us as we anticipate another round of supplier price increases around calendar year end.

Selling, distribution and administrative expenses increased 4.2% compared to the prior year, however, as a percentage of sales; they decreased to 21.3% compared to 23.4% in the prior year. This overall increase in SD&A was primarily driven by higher employee compensation and benefits related to performance driven incentives.

Interest expense-net for the quarter was flat as compared to the prior year. Average outstanding borrowings and rates paid on borrowings were comparable for the quarters ended September 30, 2004 and 2003.

Other (income) expense, net improved $0.4 million compared to the prior year due to a non-operating gain of $0.7 million related to the settlement of a life insurance policy. The gain was partially offset by a mark-to-market loss on a US/Canadian dollar cross currency swap which does not qualify for hedge accounting.

Income tax expense as a percentage of income before taxes was 36.3% for the quarter ended September 30, 2004 compared to 35.7% for the quarter ended September 30, 2003. This increase is due to higher effective state and local rates. We expect the effective tax rate to remain at approximately 36.3% for the remainder of the fiscal year.

As a result of the above factors, net income increased by 169.9% compared to the same quarter of last year and net income per share increased 160.0%.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT

Management's Discussion and Analysis and other sections of this Form 10-Q contain statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect," "believe," "intend," "will," "should," "anticipate," and similar expressions. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

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

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; reduced demand for our products in targeted markets including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in interest rates and inflation; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of products and labor; changes in operating expenses; price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer relationships and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; risks and uncertainties associated with the Company's foreign operations, including inflation, recessions, and foreign currency exchange rates; adverse results in significant litigation matters; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods and accidents).

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effects of changes in interest rates and foreign exchange rates.

The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at September 30, 2004. The Company has no interest rate swap agreements outstanding. All of the Company's outstanding long-term debt is currently at fixed interest rates at September 30, 2004 and scheduled for repayment in December 2007 and beyond.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company's net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. For the three months ended September 30, 2004, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.2 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.2 million increase in net income.

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

Management has not identified any change in internal control over financial reporting occurring during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

      Repurchases in the quarter ended September 30, 2004 were as follows:

                                                                 (c) Total Number         (d) Maximum
                                                                     of Shares           Number of Shares
                                                                 Purchased as Part       that May Yet Be
                              (a) Total       (b) Average           of Publicly          Purchased Under
                              Number of      Price Paid per       Announced Plans          the Plans or
      Period                    Shares            Share             or Programs              Programs
--------------------          ---------      --------------      -----------------       ----------------
July 1, 2004 to
July 31, 2004                      -0-                                    -0-                 841,375

August 1, 2004 to
August 31, 2004
                               169,700            29.43               169,700                 671,675
September 1, 2004 to
September 30, 2004               4,100            29.99                 4,100                 667,575

Total                          173,800            29.44               173,800                 667,575

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

      (2) During the quarter the Company also purchased 29,299 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the aforementioned Board authorization.

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

             4(c) Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

             4(d) Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

             4(e) Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

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

             10 First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement).

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

                                    APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                    (Company)

Date: November 5, 2004              By: /s/ David L. Pugh
                                        ----------------------------------------
                                        David L. Pugh
                                        Chairman & Chief Executive Officer

Date: November 5, 2004              By: /s/ Mark O. Eisele
                                        ----------------------------------------
                                        Mark O. Eisele
                                        Vice President-Chief Financial Officer
                                               & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

4(e) Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company's Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

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

10                    First Amendment to Supplemental Executive       Attached
                      Retirement Benefits Plan (January 1, 2002
                      Restatement)

15                    Letter from independent accountants regarding   Attached
                      unaudited interim financial information.

31                    Rule 13a-14(a)/15d-14(a) certifications.          Attached

32                    Section 1350 certifications.                      Attached