Form 10-Q
period 2004-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2005-02-09
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2004

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Shares of common stock outstanding on       January 15, 2005       29,822,710
                                            -----------------------------------
                                                                 (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    Page No.
Part I:  FINANCIAL INFORMATION
         Item 1:     Financial Statements

                     Condensed Statements of Consolidated Income -                     2
                     Three Months and Six Months Ended
                     December 31, 2004 and 2003

                     Condensed Consolidated Balance Sheets -                           3
                     December 31, 2004 and June 30, 2004

                     Condensed Statements of Consolidated Cash Flows -                 4
                     Six Months Ended December 31, 2004 and 2003

                     Notes to Condensed Consolidated Financial Statements            5 - 8

                     Review By Independent Public Accountants                          9

         Item 2:     Management's Discussion and Analysis of                        10 - 15
                     Financial Condition and Results of Operations

         Item 3:     Quantitative and Qualitative Disclosures About Market Risk        16

         Item 4:     Controls and Procedures                                           17

Part II: OTHER INFORMATION

         Item 1:     Legal Proceedings                                                 18

         Item 2:     Unregistered Sales of Equity Securities & Use of Proceeds         18

         Item 4:     Submission of Matters to a Vote of Security Holders               19

         Item 6:     Exhibits                                                          19

Signatures                                                                             22

Exhibit Index

Exhibits

PART I:     FINANCIAL INFORMATION
ITEM I:     Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands,except per share amounts)

                                             Three Months Ended            Six Months Ended
                                                 December 31                  December 31
                                              2004          2003          2004           2003
                                            --------     ---------      ---------      --------
Net Sales                                   $404,139     $ 359,711      $ 817,265      $720,857
Cost of sales                                300,191       264,545        603,795       532,214
                                            --------     ---------      ---------      --------
Gross Profit                                 103,948        95,166        213,470       188,643
Selling, distribution and
    administrative expenses                   86,725        85,916        174,744       170,397
                                            --------     ---------      ---------      --------
Operating Income                              17,223         9,250         38,726        18,246
Interest expense, net                          1,331         1,405          2,634         2,723
Other (income) expense, net                      112          (108)          (158)           58
                                            --------     ---------      ---------      --------
Income Before Income Taxes                    15,780         7,953         36,250        15,465
Income Taxes                                   5,800         2,820         13,230         5,500
                                            --------     ---------      ---------      --------
Net Income                                  $  9,980     $   5,133      $  23,020      $  9,965
                                            ========     =========      =========      ========

Earnings Per Share - Basic                  $   0.34     $    0.18      $    0.78      $   0.35
                                            ========     =========      =========      ========

Earnings Per Share - Diluted                $   0.33     $    0.17      $    0.76      $   0.34
                                            ========     =========      =========      ========
Cash dividends per common
  share                                     $   0.09     $    0.08      $    0.19      $   0.16
                                            ========     =========      =========      ========

Weighted average common shares
   outstanding for basic computation          29,580        28,840         29,409        28,675

Dilutive effect of stock options
    and awards                                 1,091           615          1,061           636
                                            --------     ---------      ---------      --------

Adjusted average common shares
    outstanding for diluted computation       30,671        29,455         30,470        29,310
                                            ========     =========      =========      ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                              December 31     June 30
                                                                 2004           2004
                                                              -----------    ---------
                                     ASSETS
Current assets
    Cash and temporary investments                             $  57,305     $  69,667
    Accounts receivable, less allowances
     of $6,450 and $6,400                                        190,904       190,815
    Inventories  (at LIFO)                                       192,121       159,594
    Other current assets                                          22,684        22,957
                                                               ---------     ---------
Total current assets                                             463,014       443,033
Property, less accumulated depreciation
     of $102,704 and $98,121                                      73,561        77,025
Goodwill                                                          50,846        49,852
Other assets                                                      24,978        26,931
                                                               ---------     ---------

  TOTAL ASSETS                                                 $ 612,399     $ 596,841
                                                               =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                           $  74,551     $  78,767
    Other accrued liabilities                                     62,717        72,562
                                                               ---------     ---------
Total current liabilities                                        137,268       151,329
Long-term debt                                                    77,372        77,767
Other liabilities                                                 31,020        28,210
                                                               ---------     ---------
  TOTAL LIABILITIES                                              245,660       257,306
                                                               ---------     ---------

Shareholders' Equity
Preferred stock - no par value; 2,500
    shares authorized; none issued or
    outstanding
Common stock - no par value; 50,000
    shares authorized;  36,143 shares issued                      10,000        10,000
Additional paid-in capital                                        94,234        90,520
Income retained for use in the business                          329,403       311,922
Treasury shares - at cost, 6,328 and 6,886 shares                (70,161)      (72,870)
Unearned restricted common stock compensation                       (985)       (1,158)
Accumulated other comprehensive income                             4,248         1,121
                                                               ---------     ---------
  TOTAL SHAREHOLDERS' EQUITY                                     366,739       339,535
                                                               ---------     ---------

  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                     $ 612,399     $ 596,841
                                                               =========     =========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                           Six Months Ended
                                                                              December 31
                                                                          2004          2003
                                                                        --------      --------
Cash Flows from Operating Activities
    Net income                                                          $ 23,020      $  9,965
    Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
       Depreciation and amortization                                       8,044         8,410
       Gain on sale of property                                             (531)          (89)
       Changes in operating assets and liabilities, net of
         effects from acquisition of business                            (38,331)      (28,283)
       Treasury shares contributed to employee benefit and deferred
          compensation plans                                               5,492         3,775
       Other - net                                                          (395)         (395)
                                                                        --------      --------
Net Cash used in Operating Activities                                     (2,701)       (6,617)
                                                                        --------      --------
Cash Flows from Investing Activities
    Property purchases                                                    (3,973)      (10,311)
    Proceeds from property sales                                           1,661           594
    Net cash paid for acquisition of businesses                                         (1,285)
    Deposits and other                                                    (1,095)         (693)
                                                                        --------      --------
Net Cash used in Investing Activities                                     (3,407)      (11,695)
                                                                        --------      --------
Cash Flows from Financing Activities
    Borrowings (repayments) - net                                                       (2,850)
    Change in cash overdrafts                                             (1,563)       (6,333)
    Dividends paid                                                        (5,539)       (4,610)
    Purchases of treasury shares                                          (7,234)       (2,091)
    Exercise of stock options                                              7,556         3,557
                                                                        --------      --------
Net Cash used in Financing Activities                                     (6,780)      (12,327)
                                                                        --------      --------
Effect of exchange rate changes on cash                                      526           (39)
                                                                        --------      --------
Decrease in cash and temporary
    investments                                                          (12,362)      (30,678)
Cash and temporary investments
    at beginning of period                                                69,667        55,079
                                                                        --------      --------
Cash and Temporary Investments
    at End of Period                                                    $ 57,305      $ 24,401
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

      The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year.

      Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

      All share and per share data have been restated to reflect a three-for-two stock split effective December 17, 2004.

      Certain reclassifications have been made to prior year amounts to be consistent with the presentation in the current year.

2.    STOCK OPTIONS

      Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during the fiscal year is the same as that which would have been recognized had the fair value recognition provisions been applied to all awards granted after July 1, 1995. The compensation expense recorded during the three months ended December 31, 2004 and 2003 was $294, $185 net of tax, or $0.01 per share and $327, $211 net of tax, or $0.01 per share, respectively. Compensation expense recorded during the six months ended December 31, 2004 and 2003 was $579, $367 net of tax or $0.01 per share and $686, $442 net of tax or $0.02 per share, respectively.

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

SEGMENT FINANCIAL INFORMATION:

                                      SERVICE CENTER
                                          BASED
                                       DISTRIBUTION     OTHER       TOTAL
                                      --------------   -------     --------
THREE MONTHS ENDED DECEMBER 31, 2004
Net sales                                $376,269      $27,870     $404,139
Operating income                           16,750        1,720       18,470
Depreciation                                3,284          172        3,456
Capital expenditures                        2,109          106        2,215
                                         --------      -------     --------

THREE MONTHS ENDED DECEMBER 31, 2003
Net sales                                $335,633      $24,078     $359,711
Operating income                           10,844        1,299       12,143
Depreciation                                3,673          167        3,840
Capital expenditures                        1,546           23        1,569
                                         --------      -------     --------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                             THREE MONTHS ENDED
                                                 DECEMBER 31
                                            --------------------
                                              2004        2003
                                            --------    --------
Operating income:
    Service Center based distribution       $ 16,750    $ 10,844
     Other                                     1,720       1,299
Adjustments for:
    Other intangible amortization               (185)       (188)
    Corporate and other income (expense),
    net of allocations (a)                    (1,062)     (2,705)
                                            --------    --------
Total operating income                        17,223       9,250
Interest expense, net                          1,331       1,405
Other (income) expense, net                      112        (108)
                                            --------    --------
Income before income taxes                  $ 15,780    $  7,953
                                            ========    ========

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

                                     SERVICE CENTER
                                          BASED
                                      DISTRIBUTION     OTHER      TOTAL
                                     --------------   -------   --------
SIX MONTHS ENDED DECEMBER 31, 2004
Net sales                               $761,896      $55,369   $817,265
Operating income                          35,908        3,636     39,544
Assets used in business                  585,032       27,367    612,399
Depreciation                               6,616          339      6,955
Capital expenditures                       3,839          134      3,973
                                        --------      -------   --------

SIX MONTHS ENDED DECEMBER 31, 2003
Net sales                               $673,536      $47,321   $720,857
Operating income                          20,647        2,011     22,658
Assets used in business                  532,514       23,986    556,500
Depreciation                               6,974          337      7,311
Capital expenditures                      10,248           63     10,311
                                        --------      -------   --------

                                              SIX MONTHS ENDED
                                                 DECEMBER 31
                                            --------------------
                                              2004        2003
                                            --------    --------
Operating income for
    reportable segment                      $ 35,908    $ 20,647
Other operating income                         3,636       2,011
Adjustments for:
    Other intangible amortization               (364)       (377)
    Corporate and other income (expense),
    net of allocations (a)                      (454)     (4,035)
                                            --------    --------
Total operating income                        38,726      18,246
Interest expense, net                          2,634       2,723
Other (income) expense, net                     (158)         58
                                            --------    --------
Income before income taxes                  $ 36,250    $ 15,465
                                            ========    ========

      (a) The change in corporate and other income (expense), net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

      The Company has operations in the United States, Canada and Mexico. Operations in Canada and Mexico represent approximately 10.0% of the total net sales of Applied for the six months ended December 31, 2004. In addition, approximately 29.3% of these operations' net sales are included in the "Other" column relating to the fluid power business. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

4.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                    Three Months Ended   Six Months Ended
                                       December 31          December 31
                                    ------------------   -----------------
                                     2004       2003      2004       2003
                                    -------   --------   -------   -------
Net income                          $ 9,980    $5,133    $23,020   $ 9,965
Other comprehensive income (loss)
  Foreign currency translation
     adjustment                       2,668       794      3,127      (161)
                                    -------    ------    -------   -------
  Total comprehensive income        $12,648    $5,927    $26,147   $ 9,804
                                    =======    ======    =======   =======

5.    BENEFIT PLANS

         The following table provides summary disclosures of the net periodic benefit costs recognized for the Company's Supplemental Executive Retirement Benefits Plan, qualified retirement plan, salary continuation benefits and retiree medical benefits:

                                          Pension Benefits   Other Benefits
                                          ----------------   --------------
                                           2004       2003    2004     2003
                                          -----      -----   -----    -----
THREE MONTHS ENDED DECEMBER 31

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                              $ 318      $ 263    $ 12     $ 14
Interest cost                               377        313      73       76
Expected return on plan assets              (88)       (79)
Recognized net actuarial loss               120         55       4        5
Amortization of prior service cost          157        147      12       12
                                          -----      -----    ----     ----
Net periodic pension cost                 $ 884      $ 699    $101     $107
                                          =====      =====    ====     ====

                                           Pension Benefits    Other Benefits
                                          ------------------   --------------
                                           2004       2003      2004    2003
                                          -------    -------   -----   -----
SIX MONTHS ENDED DECEMBER 31

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                              $   637    $   525    $ 24   $ 29
Interest cost                                 755        625     146    152
Expected return on plan assets               (177)      (157)
Recognized net actuarial loss                 240        110       7     10
Amortization of prior service cost            313        295      24     24
                                          -------    -------    ----   ----
Net periodic pension cost                 $ 1,768    $ 1,398    $201   $215
                                          =======    =======    ====   ====

      The company contributed $843 to its pension benefit plans and $9 to its other benefit plans in the six months ended December 31, 2004. Expected contributions for the full fiscal year remain the same as previously disclosed at $1,100 for the pension benefit plans and $300 for its other benefit plans.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Industrial Technologies, Inc. Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2004, and related condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2004 and 2003, and of consolidated cash flows for the six-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 6, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
January 26, 2005

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at December 31, 2004 and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Overview

Net income for the three months ended December 31, 2004 increased 94.4% compared to the same quarter in the prior year on a 12.4% increase in sales. Underlying this improvement in net income were an increase in sales and limited growth in selling, distribution and administrative (SD&A) expenses, partially offset by a decline in gross margin.

The balance sheet continues to strengthen as shareholders' equity reached $366.7 million and our current ratio improved to 3.4 to 1. Overall inventory balances increased $18.8 million for the quarter and $32.5 million since June 30, 2004 as the Company purchased inventory in advance of scheduled calendar year end supplier price increases and to meet increased demand for our products. Inventory balances are expected to decline beginning in January and this trend is expected to continue through the fiscal year end. Accounts receivable remains at June 30, 2004 levels. Days sales outstanding remains stable at 43 days.

The Company monitors the Purchasing Managers Index (ISM) as published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indexes key indicators of potential Company business environment changes. These indicators continue to show signs of growth in the economy. The Company believes its sales trends traditionally lag these key indicators by approximately 6 months.

The Company expects that fiscal 2005 third quarter sales will rise between 10% and 12.5% compared to the same quarter last year. Sales for the entire 2005 fiscal year are expected to be in the range of $1.68 billion to $1.70 billion.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended December 31, 2004 was $2.7 million. This compares to $6.6 million used in operating activities in the same period a year ago. The improvement in cash used in operating activities is due to cash generated from our increased sales and operating income over the prior year partially offset by our increased investment in inventory and the payment of accrued expenses for employee benefit programs.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. During the six month period ended December 31, 2004, inventories increased approximately $32.5 million as the Company added inventory to meet increased demand for our products and in advance of supplier price increases. Accounts receivable remained at June 30, 2004 levels. The

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Company expects cash from operations for the remainder of fiscal 2005 to exceed the levels we accomplished in fiscal 2004.

Capital expenditures were $4.0 million for the six months ended December 31, 2004 compared to $10.3 million in the prior year. In September 2003, the Company purchased, for $7.5 million, four operating facilities which had previously been leased. For the entire year we expect our total capital expenditures to be in the $10.0 million range. Our depreciation for the entire year is expected to be within the range of $13.5 million to $14.5 million.

The Company has a $100.0 million revolving credit facility with a group of banks expiring in November 2008. The Company had no borrowings outstanding under this facility at December 31, 2004. Unused lines under this facility, net of outstanding letters of credit, total $91.5 million, and are available to fund future acquisitions or other capital and operating requirements.

The Company has an agreement with Prudential Investment Management, Inc. expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company's discretion with terms of up to twelve years. At December 31, 2004, there was no borrowing under this agreement.

The Company's long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011.

The Board of Directors authorized a three-for-two stock split effective December 17, 2004. All share and per share data have been restated.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future business acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 356,000 shares of its common stock for $7.2 million during the six months ended December 31, 2004 compared to 144,000 shares for $2.1 million during the six months ended December 31, 2003. At December 31, 2004, the Company had remaining authorization to repurchase approximately 1,001,000 additional shares.

The Company raised its quarterly dividend in January 2005 approximately 29% to 12 cents per share. Prior to that increase, the Company's dividend was 9.33 cents per share per quarter. The amount of the dividend is approved by the Company's Board of Directors, which takes into consideration financial performance, cash flow and payout guidelines consistent with other industrial companies.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

Net sales increased 12.4% compared to the prior year due to a $33.7 million or 10.7% increase in US service center same store sales, increases in sales in our Canadian operations and in our US fluid power subsidiaries, as well as the impact of a November 2003 Mexican acquisition. The number of selling days in the quarters ended December 31, 2004 and 2003 were 61 days and 62 days, respectively.

The US service center sales increase was driven by sales mix, volume and the impact of supplier price increases passed on to customers. The Company estimates that slightly less than half of this sales increase was a result of the supplier price increases passed on to customers.

Sales in our Canadian operations improved by $5.0 million due to sales mix, pricing, volume and $2.5 million related to currency translation from the strengthening of the Canadian dollar compared to the prior year. Our U.S. fluid power subsidiaries had a sales increase of $1.8 million over the prior year second quarter.

Approximately $2.0 million of the sales increase in the current year quarter was a result of the acquisition of Rybalsa in Mexico during the second quarter of fiscal 2004.

Gross profit as a percentage of sales decreased to 25.7% from 26.5%. The decrease is primarily the result of several factors, including difficulties in passing along supplier price increases; our inability in certain instances to immediately increase prices to customers due to contractual agreements and an increase in sales of products for use in customers' large capital projects, which sales traditionally are at lower margins. In addition, the impact of the physical inventory write-up recorded in the quarter was lower than the same quarter in the prior year. These decreases were partially offset by lower freight costs and improved supplier rebates. The pressure on margins from supplier price increases will continue to challenge us as another round of supplier price increases occurred around calendar year end.

Selling, distribution and administrative expenses increased 0.9% compared to the prior year; however, as a percentage of sales, they decreased to 21.5% compared to 23.9% in the prior year. This overall increase in SD&A was primarily driven by higher employee compensation and benefits related to performance driven incentives.

Interest expense-net for the quarter decreased 5.3% as compared to the prior year due to an increase in income earned on overnight investments in treasury, money market funds and certain other tax-free investments. Average outstanding borrowings and rates paid on borrowings were comparable for the quarters ended December 31, 2004 and 2003.

Other (income) expense, net decreased $0.2 million compared to the prior year due to a mark-to-market loss on a US/Canadian dollar cross currency swap which was not designated as a hedge.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Income tax expense as a percentage of income before taxes was 36.75% for the quarter ended December 31, 2004 compared to 35.5% for the quarter ended December 31, 2003. This increase is due to higher effective foreign, state and local rates. We expect the effective tax rate to remain at approximately 36.5% for the remainder of the fiscal year.

As a result of the above factors, net income increased by 94.4% compared to the same quarter of last year and net income per share increased 94.1%.

SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

Net sales increased 13.4% compared to the prior year due to a $70.8 million or 11.2% increase in US service center same store sales, increases in sales in our Canadian operations and in our US fluid power subsidiaries, as well as the impact of a November 2003 Mexican acquisition. The number of selling days in the period ended December 31, 2004 and 2003 were 125 days and 126 days, respectively.

The US service center sales increase was driven by sales mix, volume and the impact of supplier price increases passed on to customers.

Sales in our Canadian operations improved by $12.4 million due to sales mix, pricing, volume and $3.6 million related to currency translation from the strengthening of the Canadian dollar compared to the prior year. Our U.S. fluid power subsidiaries had a sales increase of $4.3 million over the same period in the prior year.

Approximately $4.7 million of the sales increase in this period was a result of the acquisition of Rybalsa in Mexico during the second quarter of fiscal 2004.

Gross profit as a percentage of sales decreased slightly to 26.1%. The decrease is primarily the result of several factors, including difficulties in passing along supplier price increases, the inability in certain instances to immediately increase prices based on contractual agreements and an increase in customer large capital projects which traditionally are at lower margins. These decreases were partially offset by lower freight costs and improved supplier rebates. The pressure on margins from supplier price increases will continue to challenge us as another round of supplier price increases occurred around calendar year end.

Selling, distribution and administrative expenses increased 2.6% compared to the prior year, however, as a percentage of sales; they decreased to 21.4% compared to 23.6% in the prior year. This overall increase in SD&A was primarily driven by higher employee compensation and benefits related to performance driven incentives.

Interest expense-net for the six months ended December 31, 2004 decreased 3.3% as compared to the prior year due to an increase in interest income earned on overnight investments in treasury, money market funds and certain other tax-free investments.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Average outstanding borrowings and rates paid on borrowings were comparable for the period ended December 31, 2004 and 2003.

Other (income) expense, net improved $0.2 million compared to the prior year due to a non-operating gain of $0.7 million related to the settlement of a life insurance policy. The gain was partially offset by a mark-to-market loss on a US/Canadian dollar cross currency swap which was not designated as a hedge.

Income tax expense as a percentage of income before taxes was 36.5% for the period ended December 31, 2004 compared to 35.6% for the period ended December 31, 2003. This increase is due to higher effective foreign, state and local rates. We expect the effective tax rate to remain at approximately 36.5% for the remainder of the fiscal year.

As a result of the above factors, net income increased by 131.0% compared to the same quarter of last year and net income per share increased 123.5%.

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

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in interest rates and inflation; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of products and labor; changes in operating expenses; product cost and price changes, and our ability to pass supplier price increases on to customers; the variability and timing of business opportunities including acquisitions, alliances, customer relationships and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; risks and uncertainties associated with the Company's foreign operations, including inflation, recessions, and foreign currency exchange rates; adverse results in significant litigation matters; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods and accidents).

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

The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at December 31, 2004. The Company has no interest rate swap agreements outstanding. All of the Company's outstanding long-term debt is currently at fixed interest rates at December 31, 2004 and scheduled for repayment in December 2007 and beyond.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company's net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. For the six months ended December 31, 2004, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.4 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.4 million increase in net income.

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

Management has not identified any change in internal control over financial reporting occurring during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Repurchases in the quarter ended December 31, 2004 were as follows:

                                                      (c)Total Number       (d) Maximum
                                                         of Shares        Number of Shares
                                                      Purchased as Part    that May Yet Be
                                        (b) Average     of Publicly        Purchased Under
                      (a)Total Number    Price Paid   Announced Plans       the Plans or
      Period             of Shares       per Share      or Programs           Programs
-------------------   ---------------   -----------   -----------------   ----------------
October 1, 2004 to
October 31, 2004           -0-                              -0-              1,001,363
                           ---                              ---              ---------

November 1, 2004 to
November 30, 2004          -0-                              -0-              1,001,363
                           ---                              ---              ---------

December 1, 2004 to
December 31, 2004          -0-                              -0-              1,001,363
                           ---                              ---              ---------
Total                      -0-                              -0-              1,001,363
                           ---                              ---              ---------

      (1) All share and per share data have been restated to reflect a 3 for 2 stock split paid on December 17, 2004.

      (2) On July 16, 2003, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company's common stock. The Company announced the authorization on July 16, 2003. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

      (3) During the quarter the Company purchased 95,442 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the aforementioned Board authorization.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Shareholders held on October 19, 2004, there were 19,601,724 shares of common stock entitled to vote. The shareholders voted on the matters submitted to the meeting as follows:

      1. Election of four persons to be directors of Class II for a term of three years:

                          For       Withheld
                      ----------    --------
William G. Bares      18,023,028     431,340
Roger D. Blackwell    17,925,319     529,049
Edith Kelly-Green     18,201,680     252,688
Stephen E. Yates      18,280,482     173,886

            The terms of the Class I directors, including Thomas A. Commes, Peter A. Dorsman, J. Michael Moore, Jerry Sue Thornton, and of the Class III directors, including William E. Butler, Russell R. Gifford, L. Thomas Hiltz, and David L. Pugh, continued after the meeting.

      2. Ratification of the Audit Committee's appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2005.

    For                 Withheld                Abstain
----------              --------                -------
17,852,881              585,822                  15,664

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

            10 1997 Long-Term Performance Plan re-adopted by shareholders on October 22, 2002, as conformed to reflect subsequent amendments, including adjustments in respect of 3-for-2 stock split, as disclosed in Form 8-K filed on January 21, 2005, SEC File No. 1-2299.

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

                                         APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                         (Company)

Date: February 8, 2005                   By:  /s/ David L. Pugh
                                            ------------------------------------
                                              David L. Pugh
                                              Chairman & Chief Executive Officer

Date: February 8, 2005                   By:  /s/ Mark O. Eisele
                                            ------------------------------------
                                              Mark O. Eisele
                                              Vice President-Chief Financial
                                                   Officer & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2004

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

 10             1997 Long-Term Performance Plan re-adopted by shareholders on        Attached
                October 22, 2002, as conformed to reflect subsequent amendments, including adjustments in respect of 3-for-2 stock split, as disclosed in Form 8-K filed on January 21, 2005, SEC File No.
                1-2299.

 15             Letter from independent accountants regarding unaudited interim      Attached
                financial information.

31              Rule 13a-14(a)/15d-14(a) certifications.                             Attached

32              Section 1350 certifications.                                         Attached