Form 10-Q
period 2005-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2005-05-03
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

                          Commission File Number 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                          34-0117420
      -------------------------------                    ----------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                    Identification Number)

     One Applied Plaza, Cleveland, Ohio                          44115
  ----------------------------------------                    ----------
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Shares of common stock outstanding on April 15, 2005              30,050,715
                                                                  --------------
                                                                  (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                Page No.
Part I: FINANCIAL INFORMATION

        Item 1: Financial Statements

                Condensed Statements of Consolidated Income -                      2
                Three Months and Nine Months Ended
                March 31, 2005 and 2004

                Condensed Consolidated Balance Sheets -                            3
                March 31, 2005 and June 30, 2004

                Condensed Statements of Consolidated Cash Flows -                  4
                Nine Months Ended March 31, 2005 and 2004

                Notes to Condensed Consolidated Financial Statements            5 - 9

                Review By Independent Public Accountants                          10

        Item 2: Management's Discussion and Analysis of                         11 - 16
                Financial Condition and Results of Operations

        Item 3: Quantitative and Qualitative Disclosures About Market Risk        17

        Item 4: Controls and Procedures                                           18

Part II: OTHER INFORMATION

        Item 1: Legal Proceedings                                                 19

        Item 2: Unregistered Sales of Equity Securities & Use of Proceeds         19

        Item 6: Exhibits                                                          20

Signatures                                                                        22

Exhibit Index

Exhibits

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

                                            Three Months Ended            Nine Months Ended
                                                March 31                      March 31
                                           2005          2004           2005             2004
                                         ---------     ---------     -----------     -----------
Net Sales                                $ 446,470     $ 391,053     $ 1,263,735     $ 1,111,910
Cost of sales                              327,177       286,630         930,972         818,844
                                         ---------     ---------     -----------     -----------
Gross Profit                               119,293       104,423         332,763         293,066
Selling, distribution and
  administrative expenses                   95,213        89,543         269,957         259,940
                                         ---------     ---------     -----------     -----------
Operating Income                            24,080        14,880          62,806          33,126
Interest expense, net                        1,214         1,397           3,848           4,120
Other income, net                           (2,640)         (458)         (2,798)           (400)
                                         ---------     ---------     -----------     -----------
Income Before Income Taxes                  25,506        13,941          61,756          29,406
Income Taxes                                 9,170         3,330          22,400           8,830
                                         ---------     ---------     -----------     -----------
Net Income                               $  16,336     $  10,611     $    39,356     $    20,576
                                         =========     =========     ===========     ===========

Earnings Per Share - Basic               $    0.55     $    0.37     $      1.33     $      0.72
                                         =========     =========     ===========     ===========

Earnings Per Share - Diluted             $    0.53     $    0.36     $      1.29     $      0.70
                                         =========     =========     ===========     ===========
Cash dividends per common
  share                                  $    0.12     $    0.08     $      0.31     $      0.24
                                         =========     =========     ===========     ===========

Weighted average common shares
  outstanding for basic computation         29,857        28,944          29,556          28,765

Dilutive effect of stock options
  and awards                                 1,017           539           1,063             591
                                         ---------     ---------     -----------     -----------

Adjusted average common shares
  outstanding for diluted computation       30,874        29,483          30,619          29,356
                                         =========     =========     ===========     ===========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                     March 31       June 30
                                                       2005          2004
                                                     ---------     ---------
                     ASSETS
Current assets
  Cash and temporary investments                     $  83,374     $  69,667
  Accounts receivable, less allowances
   of $6,550 and $6,400                                214,867       190,815
  Inventories (at LIFO)                                186,007       159,594
  Other current assets                                  29,933        22,957
                                                     ---------     ---------
Total current assets                                   514,181       443,033
Property, less accumulated depreciation
  of $105,165 and $98,121                               72,240        77,025
Goodwill                                                51,044        49,852
Other assets                                            26,508        26,931
                                                     ---------     ---------

 TOTAL ASSETS                                        $ 663,973     $ 596,841
                                                     =========     =========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $  97,314     $  78,767
  Other accrued liabilities                             75,158        72,562
                                                     ---------     ---------
Total current liabilities                              172,472       151,329
Long-term debt                                          77,174        77,767
Other liabilities                                       32,210        28,210
                                                     ---------     ---------
 TOTAL LIABILITIES                                     281,856       257,306
                                                     ---------     ---------

Shareholders' Equity
Preferred stock - no par value; 2,500
  shares authorized; none issued or
  outstanding
Common stock - no par value; 50,000
  shares authorized; 36,143 shares issued               10,000        10,000
Additional paid-in capital                              96,927        90,520
Income retained for use in the business                342,145       311,922
Treasury shares - at cost, 6,100 and 6,886 shares      (68,694)      (72,870)
Unearned restricted common stock compensation             (905)       (1,158)
Accumulated other comprehensive income                   2,644         1,121
                                                     ---------     ---------
 TOTAL SHAREHOLDERS' EQUITY                            382,117       339,535
                                                     ---------     ---------

 TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                               $ 663,973     $ 596,841
                                                     =========     =========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                  Nine Months Ended
                                                                                       March 31
                                                                                  2005          2004
                                                                                --------      --------
Cash Flows from Operating Activities
    Net income                                                                  $ 39,356      $ 20,576
    Adjustments to reconcile net income to cash provided by (used in)
       operating activities:
       Depreciation and amortization                                              13,101        12,776
       Gain on sale of property                                                   (1,121)         (101)
       Changes in operating assets and liabilities, net of
         effects from acquisition of business                                    (25,446)      (28,184)
       Treasury shares contributed to employee benefit and deferred
          compensation plans                                                       7,523         4,702
       Other - net                                                                  (593)         (593)
                                                                                --------      --------
Net Cash provided from Operating Activities                                       32,820         9,176
                                                                                --------      --------
Cash Flows from Investing Activities
    Capital expenditures                                                          (6,283)      (11,909)
    Proceeds from property sales                                                   3,206         1,077
    Net cash paid for acquisition of businesses                                   (5,635)       (1,285)
    Deposits and other                                                            (1,093)       (1,185)
                                                                                --------      --------
Net Cash used in Investing Activities                                             (9,805)      (13,302)
                                                                                --------      --------
Cash Flows from Financing Activities
    Borrowings (repayments) - net                                                               (2,850)
    Change in cash overdrafts                                                     (1,780)       (6,757)
    Dividends paid                                                                (9,133)       (6,945)
    Purchases of treasury shares                                                  (8,884)       (6,258)
    Exercise of stock options                                                      9,961         5,135
                                                                                --------      --------
Net Cash used in Financing Activities                                             (9,836)      (17,675)
                                                                                --------      --------
Effect of exchange rate changes on cash                                              528           108
                                                                                --------      --------
Increase (decrease) in cash and temporary investments                             13,707       (21,693)
Cash and temporary investments at beginning of period                             69,667        55,079
                                                                                --------      --------
Cash and Temporary Investments at End of Period                                 $ 83,374      $ 33,386
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

      The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year.

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

2.    STOCK OPTIONS

      Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during the fiscal year is the same as that which would have been recognized had the fair value recognition provisions been applied to all awards granted after July 1, 1995. The compensation expense recorded during the quarters ended March 31, 2005 and 2004 was $1,341, $858 net of tax, or $0.03 per share and $629, $449 net of tax, or $0.02 per share, respectively. Compensation expense recorded during the nine months ended March 31, 2005 and 2004 was $1,920, $1,226 net of tax or $0.04 per share and $1,315, $920 net of tax or $0.03 per share, respectively.

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

SEGMENT FINANCIAL INFORMATION:

                                                   SERVICE CENTER
                                                       BASED
                                                    DISTRIBUTION         OTHER              TOTAL
                                                   --------------       -------            --------
THREE MONTHS ENDED MARCH 31, 2005
Net sales                                             $418,019          $28,451            $446,470
Operating income                                        24,636            1,630              26,266
Depreciation                                             3,270              173               3,443
Capital expenditures                                     2,212               98               2,310
                                                      --------          -------            --------

THREE MONTHS ENDED MARCH 31, 2004
Net sales                                             $368,130          $22,923            $391,053
Operating income                                        16,497              832              17,329
Depreciation                                             3,358              170               3,528
Capital expenditures                                     1,438              160               1,598
                                                      --------          -------            --------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                     --------------------
                                                       2005         2004
                                                     -------      -------
Operating income:
    Service center based distribution                $24,636      $16,497
    Other                                              1,630          832
Adjustments for:
    Other intangible amortization                       (215)        (170)
    Corporate and other income (expense),
    net of allocations (a)                            (1,971)      (2,279)
                                                     -------      -------
Total operating income                                24,080       14,880
Interest expense, net                                  1,214        1,397
Other income, net                                     (2,640)        (458)
                                                     -------      -------
Income before income taxes                           $25,506      $13,941
                                                     =======      =======

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

                                                       SERVICE CENTER
                                                            BASED
                                                        DISTRIBUTION          OTHER             TOTAL
                                                       --------------        -------          ----------
NINE MONTHS ENDED MARCH 31, 2005
Net sales                                                $1,179,915          $83,820          $1,263,735
Operating income                                             60,544            5,266              65,810
Assets used in business at March 31, 2005                   637,540           26,433             663,973
Depreciation                                                  9,886              512              10,398
Capital expenditures                                          6,051              232               6,283
                                                         ----------          -------          ----------
NINE MONTHS ENDED MARCH 31, 2004
Net sales                                                $1,041,666          $70,244          $1,111,910
Operating income                                             37,144            2,843              39,987
Assets used in business at March 31, 2004                   553,928           19,432             573,360
Depreciation                                                 10,332              507              10,839
Capital expenditures                                         11,686              223              11,909
                                                         ----------          -------          ----------

                                                         NINE MONTHS ENDED
                                                             MARCH 31
                                                       ---------------------
                                                         2005         2004
                                                       -------       -------
Operating income:
    Service center based distribution                  $60,544       $37,144
    Other                                                5,266         2,843
Adjustments for:
    Other intangible amortization                         (579)         (547)
    Corporate and other income (expense),
    net of allocations (a)                              (2,425)       (6,314)
                                                       -------       -------
Total operating income                                  62,806        33,126
Interest expense, net                                    3,848         4,120
Other income, net                                       (2,798)         (400)
                                                       -------       -------
Income before income taxes                             $61,756       $29,406
                                                       =======       =======

(a) The change in corporate and other income (expense), net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

      The Company has operations in the United States, Canada and Mexico. Operations in Canada and Mexico represent approximately 10.0% of the total net sales of Applied for the nine months ended March 31, 2005. Approximately 29% of the net sales relate to the fluid power business and are included in the "Other" column. The long-lived assets located outside of the United States are not material.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

4.    COMPREHENSIVE INCOME

      The components of comprehensive income are as follows:

                                               Three Months Ended                    Nine Months Ended
                                                    March 31                              March 31
                                           ---------------------------           --------------------------
                                             2005               2004               2005              2004
                                           --------           --------           --------          --------
Net income                                 $ 16,336           $ 10,611           $ 39,356          $ 20,576
Other comprehensive income (loss)
  Foreign currency translation
     adjustment                              (1,884)              (691)             1,243              (852)
  Other                                         280                                   280
                                           --------           --------           --------          --------
  Total comprehensive income               $ 14,732           $  9,920           $ 40,879          $ 19,724
                                           ========           ========           ========          ========

5.    BENEFIT PLANS

      The following table provides summary disclosures of the net periodic benefit costs recognized for the Company's Supplemental Executive Retirement Benefits Plan, qualified retirement plan, salary continuation benefits and retiree medical benefits:

                                                   Pension Benefits                 Other Benefits
                                                 ---------------------           --------------------
THREE MONTHS ENDED MARCH 31                      2005             2004           2005            2004
---------------------------                      -----           -----           -----          -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                     $ 318           $ 263           $  12          $  14
Interest cost                                      377             314              73             76
Expected return on plan assets                     (88)            (79)
Recognized net actuarial loss                      120              55               4              5
Amortization of prior service cost                 157             148              12             12
                                                 -----           -----           -----          -----
Net periodic pension cost                        $ 884           $ 701           $ 101          $ 107
                                                 =====           =====           =====          =====

                                                      Pension Benefits                    Other Benefits
                                                 -------------------------           ------------------------
NINE MONTHS ENDED MARCH 31                        2005               2004             2005             2004
--------------------------                       -------           -------           -------          -------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                     $   955           $   788           $    36          $    43
Interest cost                                      1,132               943               219              228
Expected return on plan assets                      (265)             (236)
Recognized net actuarial loss                        360               165                11               14
Amortization of prior service cost                   470               442                36               37
                                                 -------           -------           -------          -------
Net periodic pension cost                        $ 2,652           $ 2,102           $   302          $   322
                                                 =======           =======           =======          =======

      The Company contributed $965 to its pension benefit plans and $17 to its other benefit plans in the nine months ended March 31, 2005. Expected contributions for the full fiscal year remain the same as previously disclosed at $1,100 for the pension benefit plans and $300 for its other benefit plans.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Amounts in thousands, except per share amounts) (Unaudited)

6.    BUSINESS COMBINATION

      Effective January 2005, the Company acquired the stock of a Canadian distributor of industrial products for approximately $6,630. The results of the acquired operations are included in our service center based distribution segment from the acquisition date. Results of operations for this acquisition are not material for all periods presented.

      The preliminary fair values of the acquired assets and liabilities assumed at the date of acquisition are as follows:

Accounts receivable            $3,221
Inventory                       3,491
Other current assets               40
Property                          910
Goodwill                          556
Other intangibles                 835
                               ------
Total assets acquired           9,053
Liabilities assumed             2,423
                               ------
Net assets acquired            $6,630
                               ======

      The final allocation of the purchase price is expected to be completed by the end of fiscal 2005. Other intangibles of $835, consisting of customer relationships and non-competition agreements, were recognized in connection with this combination. The expected amortization period is between four and fifteen years.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Applied Industrial Technologies, Inc. Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of March 31, 2005, and related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2005 and 2004, and of consolidated cash flows for the nine-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
April 22, 2005

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at March 31, 2005 and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Overview

Net income for the three months ended March 31, 2005 increased 54.0% compared to the same quarter in the prior year on a 14.2% increase in sales. This improvement in net income was primarily the result of an increase in sales while maintaining limited growth in selling, distribution and administrative (SD&A) expenses. The gross margin for the quarter was consistent with the prior year. Also contributing to the net income increase were gains of approximately $2.7 million from a life insurance settlement and from the sale of stock received as part of a customer bankruptcy settlement.

The balance sheet continues to strengthen as shareholders' equity reached $382.1 million and our current ratio was 3.0 to 1. Overall inventory balances decreased $6.1 million for the quarter but have increased $26.4 million since June 30, 2004. The decline in inventories experienced during the quarter should continue through the fourth quarter with inventory levels expected to decline by another $15 million. Days sales outstanding for accounts receivable remain stable at approximately 42 days.

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

The Company expects that fiscal 2005 fourth quarter sales will rise between 11% and 13.5% compared to the same quarter last year. Sales for the entire 2005 fiscal year are expected to be in the range of $1.71 billion to $1.72 billion.

Liquidity and Capital Resources

Cash provided from operating activities for the nine months ended March 31, 2005 was $32.8 million compared to $9.2 million in the same period a year ago. The improvement in cash provided by operating activities is due to cash generated from increased sales and operating income over the prior year partially offset by increased investment in inventory and the payment of accrued expenses for employee benefit programs.

Cash flow from operations depends primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. During the nine month period ended March 31, 2005, inventories increased approximately $26.4 million as the Company added inventory to meet anticipated demand for our products and to a

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

lesser extent from purchases made prior to certain supplier price increases. Our March 2005 balances, which include $3.5 million of inventory from the acquisition of a Canadian distributor, are greater than our March 2004 balances by $7.8 million. Accounts receivable increased $24.1 million primarily due to increased sales volume. The Company expects cash from operations for the fourth quarter of fiscal 2005 to exceed the levels reached in fiscal 2004.

Capital expenditures were $6.3 million for the nine months ended March 31, 2005 compared to $11.9 million in the prior year. In September 2003, the Company purchased, for $7.5 million, four operating facilities which had previously been leased. For the entire year we expect our total capital expenditures to be in the $10.0 million range. Our depreciation for the entire year is expected to be within the range of $13.5 million to $14.5 million.

The Company has a $100.0 million revolving credit facility with a group of banks expiring in November 2008. The Company had no borrowings outstanding under this facility at March 31, 2005. Unused lines under this facility, net of outstanding letters of credit, total $91.5 million, and are available to fund future acquisitions or other capital and operating requirements.

The Company has an agreement with Prudential Investment Management, Inc. expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company's discretion with terms of up to twelve years. At March 31, 2005, there was no borrowing under this agreement.

The Company's long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011.

The Board of Directors authorized a three-for-two stock split effective December 17, 2004. All share and per share data have been restated.

The Board of Directors has authorized the purchase of shares of the Company's common stock to fund employee benefit programs, stock option and award programs, and future business acquisitions. These purchases are made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 414,000 shares of its common stock for $8.9 million during the nine months ended March 31, 2005 compared to 431,000 shares for $6.3 million during the nine months ended March 31, 2004. At March 31, 2005, the Company had remaining authorization to repurchase approximately 1,001,000 additional shares.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Other Matters

Effective January 2005, the Company acquired a Canadian distributor of industrial products for a total purchase price of approximately $6.6 million. The acquisition was paid for from our cash balances. The acquired operations are reported in our service center based distribution segment from the acquisition date (see notes to the condensed consolidated financial statements).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Net sales increased $55.4 million or 14.2% compared to the prior year due to increased sales in US service centers, Canadian operations and US fluid power subsidiaries, as well as the sales from the Canadian distributor acquired in January 2005. The number of selling days in the quarters ended March 31, 2005 and 2004 were 63.5 days and 64 days, respectively.

The US service center sales increased $41.2 million or 11.9% compared to the prior year. This increase was driven by sales mix, volume and the impact of supplier price increases passed on to customers. The Company estimates that 6 percentage points of the sales increase was a result of the supplier price increases passed on to customers.

Sales in our Canadian operations improved approximately $11.4 million compared to prior year. Sales mix, pricing and volume contributed $5.7 million which is an increase of 20% over prior year. Currency translation effect from the strengthening of the Canadian dollar increased sales $2.4 million, which is an 8% increase over prior year. Additionally, approximately $3.3 million of the sales increase in the current year quarter was a result of the acquisition of a Canadian distributor during the quarter.

Our U.S. fluid power subsidiaries had a sales increase of $2.4 million or 20.2% over the prior year third quarter due to increases in pricing and volume.

Gross profit as a percentage of sales remained constant at 26.7% for the quarters ended March 31, 2005 and 2004. Margins were positively impacted by lower freight costs and to a lesser extent a physical inventory write-up recorded in the current year. Negatively impacting margins were the lower rebates from supplier purchasing programs. The Company has ongoing pricing initiatives that are beginning to show positive results, as we have been more successful in passing on supplier price increases. Expectations for the fourth quarter are that supplier rebate dollars will remain flat compared to prior year, but the impact on the gross profit percentage will be somewhat negative as we expect sales to continue to grow.

Selling, distribution and administrative expenses increased 6.3% compared to the prior year; however, as a percentage of sales, they decreased to 21.3% compared to 22.9% in the prior year. This overall increase in SD&A was primarily due to higher employee compensation and benefits related to performance driven incentives and the Canadian acquisition.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Interest expense-net for the quarter decreased 13.1% as compared to the prior year due to an increase in income earned on overnight investments in money market funds and certain tax-free investments. Average interest rates paid on borrowings were 6.5% for the quarter ended March 31, 2005 and 6.3% for the same period last year.

Other income, net increased $2.2 million compared to the prior year. This increase in income is due to a gain of $2.5 million from the life insurance settlement and a $0.2 million gain on the sale of stock received as part of a customer's bankruptcy settlement. These were partially offset by the mark-to-market loss on a US/Canadian cross currency swap which was not designated as a hedge.

Income tax expense as a percentage of income before taxes was 36.0% for the quarter ended March 31, 2005 compared to 23.9% for the quarter ended March 31, 2004. We expect the effective tax rate to be approximately 36.5% for the entire fiscal year. The 36.0% quarterly rate is lower than the expected annual rate due in part to the non-taxable nature of the proceeds from the life insurance settlement. During the quarter ended March 31, 2004, the Company recorded unusual tax benefits primarily from a settlement with the Internal Revenue Service related to audits of our 1997 and 1998 tax returns and the acceptance by the IRS of tax refund claims for 1999, 2000 and 2001. These items added approximately $1.6 million or $0.05 per share to net income for the March 31, 2004 quarter.

As a result of the above factors, net income increased by 54.0% compared to the same quarter of last year and net income per share increased 47.2%.

NINE MONTHS ENDED MARCH 31, 2005 AND 2004

Net sales increased $151.8 million or 13.7% compared to the prior year due to increased sales in US service centers, Canadian operations and US fluid power subsidiaries, as well as the impact of four additional months of sales from a prior year acquisition and the previously described January 2005 acquisition. The number of selling days in the periods ended March 31, 2005 and 2004 were
188.5 days and 190 days, respectively.

The US service center sales increased $112.0 million or 11.5% compared to the prior year. This increase was driven by sales mix, volume and the impact of supplier price increases passed on to customers.

Sales in our Canadian operations improved approximately $27.4 million compared to prior year. Sales mix, pricing and volume contributed $18.1 million which is an increase of 20.9% over prior year. Currency translation effects from the strengthening of the Canadian dollar increased sales $6.0 million or 6.9% compared to the prior year. Additionally, approximately $3.3 million of the sales increase in this period was a result of the acquisition of a Canadian distributor.

Our U.S. fluid power subsidiaries had a sales increase of $7.0 million over the same period in the prior year due to increases in pricing and volume.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Sales also increased $4.7 million related to four additional months of operating results from our acquisition of Rybalsa in Mexico during the second quarter of fiscal 2004.

Gross profit as a percentage of sales decreased slightly to 26.3% from 26.4% for the same period last year. The decrease is primarily the result of difficulties in passing along supplier price increases; our inability in certain instances to immediately increase prices to customers due to contractual agreements and an increase in sales of products for use in customers' large capital projects, which sales traditionally are at lower margins. The Company has ongoing pricing initiatives that are beginning to show positive results as we have been more successful during the current quarter in passing on supplier price increases. We have also experienced a positive impact on margins from lower freight costs. The year over year impact from rebates from supplier purchasing programs on the gross profit percentage has been slightly negative for the year and more so in the March 2005 quarter. Our expectations for the fourth quarter are that rebate dollars will remain flat compared to prior year, but the impact on the gross profit percentage will be somewhat negative as we expect sales to continue to grow.

Selling, distribution and administrative expenses increased 3.9% compared to the prior year; however, as a percentage of sales they decreased to 21.4% compared to 23.4% in the prior year. The overall increase in SD&A was primarily driven by higher employee compensation and benefits related to performance driven incentives.

Interest expense-net for the nine months ended March 31, 2005 decreased 6.6% as compared to the prior year due to an increase in interest income earned on overnight investments in money market funds and certain other tax-free investments. Average interest rates paid on borrowings increased slightly for the period ended March 31, 2005 due to an increase in foreign currency translation rates.

Other income, net improved $2.4 million compared to the prior year due to non-operating gains of $3.2 million primarily related to the proceeds received under life insurance settlements. These gains were partially offset by a mark-to-market loss on a US/Canadian dollar cross currency swap which was not designated as a hedge.

Income tax expense as a percentage of income before taxes was 36.3% for the period ended March 31, 2005 compared to 30.0% for the period ended March 31, 2004. This increase is primarily due to the March 31, 2004 period having unusual tax benefits primarily from a settlement with the Internal Revenue Service related to audits of our 1997 and 1998 tax returns and the acceptance by the IRS of tax refund claims for 1999, 2000 and 2001. These items added approximately $1.6 million or $0.05 per share to net income. The higher tax rate for the March 31, 2005 period is also due to higher effective foreign, state and local rates partially offset by the non-taxable proceeds from life insurance settlements. We expect the effective tax rate to be approximately 36.5% for the entire fiscal year.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

As a result of the above factors, net income increased by 91.3% compared to the same period last year and net income per share increased 84.3%.

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

The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at March 31, 2005. The Company has no interest rate swap agreements outstanding. All of the Company's outstanding long-term debt is currently at fixed interest rates at March 31, 2005 and scheduled for repayment in December 2007 and beyond.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company's net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. For the nine months ended March 31, 2005, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.6 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.6 million increase in net income.

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

Management has not identified any change in internal control over financial reporting occurring during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are currently conducting a detailed assessment of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have evaluated the design of most of our internal controls over financial reporting and have completed a significant portion of the testing thereof. The assessment to date has not identified any material weaknesses that would require disclosure under the act, but the ultimate management determination cannot be completed prior to year-end.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

      The Company has been named a defendant in pending legal proceedings with respect to various product liability, commercial, and other matters. Although it is not possible to predict the outcome of these unresolved actions or the range of possible loss, the Company does not believe, based on circumstances currently known, that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Repurchases in the quarter ended March 31, 2005 were as follows:

                                                (c) Total Number     (d) Maximum
                                                    of Shares      Number of Shares
                                                Purchased as Part   that May Yet Be
                     (a) Total   (b) Average       of Publicly      Purchased Under
                     Number of  Price Paid per   Announced Plans     the Plans or
       Period          Shares        Share         or Programs         Programs
-------------------  ---------  --------------  -----------------  ----------------
January 1, 2005 to
January 31, 2005        -0-                            -0-             1,001,363

February 1, 2005 to
February 28, 2005       -0-                            -0-             1,001,363

March 1, 2005 to
March 31, 2005          -0-                            -0-             1,001,363
                        ---                            ---             ---------
Total                   -0-                            -0-             1,001,363
                        ---                            ---             ---------

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

      (2) During the quarter the Company purchased 57,951 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the aforementioned Board authorization.

ITEM 6.  Exhibits.

Exhibit No.                              Description
-----------    -----------------------------------------------------------------
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

                                  APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                  (Company)

Date: May 3, 2005                 By: /s/ David L. Pugh
                                      ----------------------------------
                                      David L. Pugh
                                      Chairman & Chief Executive Officer

Date: May 3, 2005                 By: /s/ Mark O. Eisele
                                      ---------------------------------
                                      Mark O. Eisele
                                      Vice President-Chief Financial Officer
                                      & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

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

15             Letter from independent accountants regarding unaudited                  Attached
               interim financial information.

31             Rule 13a-14(a)/15d-14(a) certifications.                                 Attached

32             Section 1350 certifications.                                             Attached