Form 10-K
period 2005-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2005-09-02
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended June 30, 2005 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2004): $791,733,878.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                Outstanding at August 19, 2005
-------------------------------    ------------------------------
Common Stock, without par value               30,107,112

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

      (1) Applied Industrial Technologies, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2005, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

      (2) Applied Industrial Technologies, Inc. Proxy Statement dated September 2, 2005, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT              3

PART I
Item 1. Business                                                                 4
Item 2. Properties                                                              10
Item 3. Legal Proceedings                                                       11
Item 4. Submission of Matters to a Vote of Security Holders                     11

EXECUTIVE OFFICERS OF THE REGISTRANT                                            11

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities                             13
Item 6.  Selected Financial Data                                                14
Item 7.  Management's Discussion and Analysis                                   14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk             14
Item 8.  Financial Statements and Supplementary Data                            14
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                  15
Item 9A. Controls and Procedures                                                15
Item 9B. Other Information                                                      16

PART III
Item 10.  Directors and Executive Officers of the Registrant                    16
Item 11.  Executive Compensation                                                16
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                          16
Item 13.  Certain Relationships and Related Transactions                        17
Item 14.  Principal Accountant Fees and Services                                17

PART IV
Item 15.  Exhibits and Financial Statement Schedules                            17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                         23

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                                 24

SIGNATURES                                                                      25

EXHIBITS

                              CAUTIONARY STATEMENT
                 UNDER PRIVATE SECURITIES LITIGATION REFORM ACT

      THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE, CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, BASED ON MANAGEMENT'S CURRENT EXPECTATIONS ABOUT THE FUTURE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY QUALIFIERS SUCH AS "EXPECT," "BELIEVE," "PLAN," "INTEND," "WILL," "SHOULD," "ANTICIPATE," AND SIMILAR EXPRESSIONS. APPLIED INTENDS THAT THE FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS ESTABLISHED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS, AND RELEASES.

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

                                    PART I.

                                ITEM 1. BUSINESS.

      In this Annual Report on Form 10-K, "Applied" refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to "we," "us," "our," and "the company" refer to Applied and its subsidiaries.

      The company is one of North America's leading industrial product distributors. In addition, we provide fluid power, mechanical, and rubber shop services. We offer technical application support for our products and provide creative solutions to help customers minimize downtime and reduce overall procurement costs. Although we do not generally manufacture the products we sell, we do assemble and repair various products and systems. Our customers are primarily North American industrial companies, who use our products to maintain and to repair their machinery and equipment. We also sell for original equipment manufacturing uses.

      Applied and its predecessor companies have engaged in this business since 1923, when The Ohio Ball Bearing Company was formed. Applied reincorporated in Ohio in 1988.

      Applied's Internet address is www.applied.com. The following documents are available free of charge at the investor relations area of our website:

      - Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports, all as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission

      -     Our Code of Business Ethics

      -     Our Board of Directors Governance Principles and Practices

      - Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of our Board of Directors

      The information contained on our website is not incorporated into this annual report on Form 10-K. The documents referenced above are also available in print to any shareholder who sends a written request to our Vice President-Chief Financial Officer & Treasurer at One Applied Plaza, Cleveland, Ohio 44115.

      (a) General Development of Business.

      In fiscal 2005, we expanded into Eastern Canada by acquiring Groupe GLM, a distributor of bearings, power transmission, and fluid power products. Groupe GLM, which operates five facilities in northern Quebec, serves customers across a broad range of industries, including paper, forest products, power generation, mining, primary metals, and shipbuilding and repair.

      Additional information regarding developments in our business can be found in our 2005 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 through 17, which is incorporated here by reference.

      (b) Financial Information about Segments.

      We have identified only one reportable business segment, service center-based distribution. This business provides customers with a wide range of industrial products through a network of service centers stretching across North America. We also offer technical support and provide creative solutions to help customers minimize their production downtime and reduce overall procurement costs.

      In addition to service center-based distribution, we operate specialized fluid power companies that primarily sell products and services directly to customers rather than through the industrial product service centers.

      Segment financial information can be found in the 2005 Annual Report to shareholders in note 12 to the consolidated financial statements on pages 33 and 34, and that information is incorporated here by reference.

      (c) Narrative Description of Business.

      Overview. Our field operating structure is built on two primary platforms
- industrial products, and fluid power products and systems:

      - Industrial Products. We distribute a wide range of industrial products through our service centers in 47 states, Puerto Rico, five Canadian provinces, and six Mexican states. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs. In addition, we operate regional fabricated rubber shops, which modify and repair conveyor belts and assemble hose apparatuses in accordance with customer requirements, and rubber service field crews, which install and repair belts and rubber linings at customer locations. The industrial products business accounts for a substantial majority of our field operations and sales dollars. While the industrial products business operates in the U.S. using the Applied Industrial Technologies trade name, we also are known as Bearing & Transmission, B&T Rubber, Groupe GLM, and Atelier PV Hydraulique in Canada, Applied Mexico in Mexico, and Rafael Benitez Carrillo in Puerto Rico.

      - Fluid Power. Our specialized fluid power businesses primarily market their products and services directly to customers, but also through the service center network. In addition to distributing fluid power components, the businesses operate shops that assemble fluid power systems and components, perform equipment repair, and offer technical advice to customers. Customers include businesses purchasing for maintenance, repair, and operations needs, as well as for original equipment manufacturing applications. Our fluid power businesses operate in various geographic areas under the following names: Air and Hydraulics Engineering (Southeast), Air Draulics Engineering (Mississippi Valley), Dees Fluid Power (Mid-Atlantic and Northeast), Elect-Air (West Coast), Engineered Sales (Midwest), ESI Power Hydraulics (Midwest), HyPower (western Canada), and Kent Fluid Power (West Coast).

      Products. We are one of North America's leading distributors of bearings, power transmission components, fluid power components and systems, industrial rubber products, linear components, tools, safety products, general maintenance products and a variety of mill supply products. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.

      These products are generally supplied to us by manufacturers for whom we serve as a non-exclusive distributor. The product suppliers also may provide us product training, as well as sales and marketing support. Authorizations to represent particular suppliers and product lines may vary by geographic region. We believe our supplier relationships are generally good, and many have existed for decades. The disruption of relationships with certain suppliers, or the disruption of their own operations, could adversely affect our business.

      Our product suppliers generally confine their direct sales activities to large-volume transactions, mainly with original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer but instead refer the customer to us or another distributor. Of course, there is no assurance that this practice will continue, however, and its discontinuance could adversely affect our business.

      Net sales by product category for the most recent three fiscal years is detailed in the 2005 Annual Report to shareholders in note 12 to the consolidated financial statements on page 34, and that information is incorporated here by reference.

      Services. Our service center associates advise and assist customers with respect to industrial product selection and application, and inventory management. We consider this advice and assistance to be an integral part of our sales efforts. Beyond traditional parts distribution services, we offer product and process solutions involving multiple technologies, helping to reduce production downtime, as well as overall procurement and maintenance costs for customers. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.

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

      We maintain product inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items specific to local customers' immediate needs. Seven distribution centers replenish service center inventories and also may ship products directly to customers. The inventory maintained at our facilities allows us to satisfy our customers' just-in-time product needs.

      Timely delivery of products is an integral part of our service, particularly when customers require products for emergency repairs to their machinery or equipment. Service centers and distribution centers use the most effective method of transportation available to meet customer needs, including our own delivery vehicles, dedicated third-party transportation providers, as well as both surface and air common carrier and courier services. Customers can also pick up items at our service centers.

      Our information systems enhance our ability to serve customers. While we have long transacted with customers through electronic data interchange (EDI), customers can also turn to our website at www.applied.com to search for products in a comprehensive electronic database, research product attributes, view prices, check inventory levels, place orders, and track order status. We also interface with customers' technology platforms and plant maintenance systems.

      Along with our electronic capabilities, we support our service center network with paper catalogs. The Applied Maintenance America(SM) product catalog facilitates customers' purchases of general maintenance and safety products, and tools. Our Fluid Power Connection(R) catalog does the same for hydraulic and pneumatic components. Products from both specialty catalogs are also available at www.applied.com.

      We supplement the service center product offering with our MaintenancePro(R) fee-based technical training seminars. These courses provide customer personnel with information on maintenance, troubleshooting, component application, and failure analysis in the areas of hydraulics and pneumatics, lubrication, bearings, and power transmission.

      In addition to distributing products, we offer shop services in select geographic areas. Our fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers and distribution centers) in accordance with customer requirements. We also provide field crews that install and repair belts and rubber lining, primarily at customer locations. Among the other services we offer, either performed by us directly or by third party providers, are the rebuilding and assembly of speed reducers, pumps, valves, cylinders, and electric and hydraulic motors, and custom machining.

      Our specialized fluid power businesses generally operate independently of the industrial service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all key to the businesses' success. The fluid power businesses distinguish themselves from most component distributors by offering engineering, design, system fabrication, installation, and repair services. Each business has account managers with extensive technical knowledge, who handle sophisticated projects for customers primarily within the business's geographic region. The businesses also provide technical support to our service centers.

      Markets. We purchase from over 2,000 product manufacturers and resell the products to many thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities. Customers range from the largest industrial concerns in North America, with whom we may have multiple-location relationships, to the smallest. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our net sales.

      Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share in our industry. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our associates' experience and training do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, catalogs, online capability, and having a local presence.

      Our principal competitors are other bearing, power transmission, industrial rubber, fluid power, linear motion, and general maintenance and safety product distributors, and, to a lesser extent, mill supply and catalog companies. These competitors include local, regional, national, and international operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do. The identity and number of our competitors vary throughout the geographic and product markets we serve.

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

      Raw Materials and General Business Conditions. Our operations are dependent on general industrial and economic conditions and would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by any recession or depression that has an adverse effect on North American industrial activity generally or on key customer industries served by us.

      Number of Employees. On August 17, 2005, we had 4,415 employees.

      Working Capital. Our working capital position is discussed in "Management's Discussion and Analysis" in the 2005 Annual Report to shareholders on pages 12 through 14.

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

      (d) Financial Information about Geographic Areas.

      Net sales by our Canadian and Mexican operations represented 10.4% of our total net sales in fiscal 2005, 8.6% in fiscal 2004, and 6.8% in 2003. The Canadian operations' sales (in U.S. dollars) were $160.4 million in 2005, $119.4 million in 2004, and $94.1 million in 2003. Long-lived assets located outside the United States are not and have not been material.

      We believe our U.S. operations' export sales during the fiscal year ended June 30, 2005, and prior fiscal years, were less than 2% of net sales, and were not concentrated in a specific geographic area.

      Additional information regarding our foreign operations is included in the 2005 Annual Report to shareholders in note 12 to the consolidated financial statements on page 33 and in "Quantitative and Qualitative Disclosures About Market Risk" on page 17 and that information is incorporated here by reference.

                               ITEM 2. PROPERTIES.

      We believe that having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets in 47 states, Puerto Rico, five Canadian provinces, and six Mexican states. At June 30, 2005 we owned real properties at 150 locations and leased 267 locations.

      Our principal owned real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2005 were:

      -     the distribution center and service center in Atlanta, Georgia

      -     the distribution center in Florence, Kentucky

      -     the service center in Monroe, Louisiana

      -     the service center and rubber shop in Omaha, Nebraska

      -     the distribution center in Carlisle, Pennsylvania

      -     the distribution center and rubber shop in Fort Worth, Texas

      Our principal leased real properties (each of which has more than 20,000 square feet of floor space) at June 30, 2005 were:

      -     the corporate headquarters facility in Cleveland, Ohio

      - the distribution center, rubber shop, and service center in Fontana, California

      -     the service center in Long Beach, California

      -     the service center in San Jose, California

      -     the rubber shop and fluid power shop in Tracy, California

      - the distribution center (closed effective July 1, 2005), rubber shop, and service center in Denver, Colorado

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

      - the rubber shop and the fluid power and mechanical shop in Longview, Washington

      -     the offices, service center, and rubber shop in Appleton, Wisconsin

      -     the service center in Delta, British Columbia

      -     the service center and distribution center in Winnipeg, Manitoba

      -     the service center and fluid power shop in Sainte-Foy, Quebec

      -     the offices and fluid power shop in Saskatoon, Saskatchewan

      -     the service center in Monterrey, Mexico

      Except for the Joppa facility, all of the properties listed above are used in our service center-based distribution segment. The Tracy, Longview (shops facility), Delta, Saskatoon, and Winnipeg facilities are used in operations both inside and outside the service center-based distribution segment.

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

      In recent years, when opening new locations, we have tended to lease rather than purchase real property. We do not consider any of our service center, distribution center, or shop properties to be material, because we believe that, if it becomes necessary or desirable to relocate an operation, other suitable property could be found.

      Additional information regarding our properties is included in the 2005 Annual Report to shareholders in note 11 to the consolidated financial statements on page 33, and that information is incorporated here by reference.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 2005.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.

      Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 19, 2004:

      David L. Pugh. Mr. Pugh is Chairman & Chief Executive Officer (since October 2000) and has served as a member of the Board of Directors since January 2000. He had been President & Chief Executive Officer (from January 2000 to October 2000). He is 56 years of age.

      Bill L. Purser. Mr. Purser is President & Chief Operating Officer (since October 2000). Prior to that he was Vice President-Chief Marketing Officer (from 1999 to October 2000). He is 62 years of age.

      Todd A. Barlett. Mr. Barlett is Vice President-Acquisitions and Global Business Development (since July 2004). He had served as Vice President-Global Business Development (from October 2000 to July 2004) and Vice
President-Alliance Systems (from January 2000 to October 2000). He is 50 years of age.

      Fred D. Bauer. Mr. Bauer is Vice President-General Counsel (since April
2002) and Secretary (since October 2001). He had served as Vice President-Legal Services (from May 2000 to April 2002) and Assistant Secretary (from 1994 to October 2001). He is 39 years of age.

      Michael L. Coticchia. Mr. Coticchia is Vice President-Human Resources and Administration (since April 2002). Prior to that, he served as Vice President-Human Resources and Risk Management (from 1998 to April 2002) and Assistant Secretary (from 1990 to January 2002). He is 42 years of age.

      Mark O. Eisele. Mr. Eisele is Vice President-Chief Financial Officer & Treasurer (since January 2004). Prior to that, he had been Vice President & Controller (from 1997 to December 2003). He is 48 years of age.

      James T. Hopper. Mr. Hopper is Vice President-Chief Information Officer (since January 2000). He is 61 years of age.

      Jeffrey A. Ramras. Mr. Ramras is Vice President-Marketing and Supply Chain Management (since September 2002). He had served as Vice President-Supply Chain Management (from January 2000 to September 2002). He is 50 years of age.

      Richard C. Shaw. Mr. Shaw is Vice President-Communications and Learning (since January 2000). He is 56 years of age.

                                    PART II.

             ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Applied's common stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol AIT. Information concerning the principal market for Applied's common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2005, 2004, and 2003 and the number of shareholders of record as of August 15, 2005 is set forth in the 2005 Annual Report to shareholders on page 37, under the caption "Quarterly Operating Results and Market Data," and that information is incorporated here by reference.

      Information concerning securities authorized for issuance under Applied's equity compensation plans is set forth in Applied's proxy statement dated September 2, 2005 under the caption, "Equity Compensation Plan Information" on page 16, and that information is incorporated here by reference.

      The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2005:

                                              (c) Total Number       (d) Maximum
                                                 of Shares         Number of Shares
                                              Purchased as Part    that May Yet Be
                   (a) Total    (b) Average      of Publicly       Purchased Under
                   Number of    Price Paid     Announced Plans       the Plans or
     Period        Shares (1)    per Share       or Programs         Programs (2)
----------------   ----------   -----------   -----------------    ----------------
April 1, 2005 to           0            -                0             1,001,363
April 30, 2005

May 1, 2005 to       163,700      $ 29.67          163,700               837,663
May 31, 2005

June 1, 2005 to        6,200      $ 30.63            6,200               831,463
June 30, 2005

Total                169,900      $ 29.71          169,900               831,463

(1) In addition to the figures shown, during the quarter ended June 30, 2005, Applied also purchased 22,607 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the Board of Directors authorization described in footnote
      (2).

(2) On July 16, 2003, Applied announced that the Board of Directors had authorized the purchase of up to 1,500,000 shares of common stock (as adjusted for the 3-for-2 stock split paid in December 2004). The purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board.

                        ITEM 6. SELECTED FINANCIAL DATA.

      The summary of selected financial data for the last five years is set forth in the 2005 Annual Report to shareholders in the table on pages 38 and 39 under the caption "10 Year Summary" and is incorporated here by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

      "Management's Discussion and Analysis" is set forth in the 2005 Annual Report to shareholders on pages 12 through 17 and is incorporated here by reference.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK.

      The disclosures about market risk required by this item are set forth in Applied's 2005 Annual Report to shareholders on page 17, which information is incorporated here by reference. For further information relating to borrowing and interest rates, see the Liquidity and Capital Resources section of "Management's Discussion and Analysis" and Notes 6 and 7 to the consolidated financial statements in Applied's 2005 Annual Report to shareholders on pages 12-14, 27 and 28, respectively, which information is incorporated here by reference. In addition, please see "Cautionary Statement under Private Securities Litigation Reform Act" at page 3, above, for additional risk factors relating to our business.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the report of the independent registered public accounting firm listed below, which are included in the 2005 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed with this Report:

                        Caption                               Page No.
---------------------------------------------------------     --------
Financial Statements:

         Statements of Consolidated Income                       18
         for the Years Ended
         June 30, 2005, 2004, and 2003

         Consolidated Balance Sheets                             19
         June 30, 2005 and 2004

         Statements of Consolidated Cash Flows                    20
         for the Years Ended
         June 30, 2005, 2004, and 2003

         Statements of Consolidated Shareholders'                 21
         Equity for the Years Ended
         June 30, 2005, 2004, and 2003

         Notes to Consolidated Financial Statements            22 - 34
         for the Years Ended
         June 30, 2005, 2004, and 2003

Report of Independent Registered Public Accounting Firm           35

Supplementary Data:

         Quarterly Operating Results and Market Data              37

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

      Management's annual report on Applied's internal control over financial reporting and the attestation report of the independent registered public accounting firm are set forth in the 2005 Annual Report to shareholders on page 36, and are incorporated here by reference.

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

                                    PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item as to Applied's directors is set forth in Applied's Proxy Statement dated September 2, 2005 on pages 4 through 6 under the caption "Election of Directors" and is incorporated here by reference. The information required by this Item as to Applied's executive officers has been furnished in this Report on pages 11 and 12 in Part I, after Item 4, under the caption "Executive Officers of the Registrant."

      The information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in Applied's Proxy Statement on page 23 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated here by reference.

      Applied has a code of ethics, entitled the Code of Business Ethics, that applies to our employees, including our chief executive officer, chief financial officer, and corporate controller. The Code of Business Ethics is posted at the investor relations area of our www.applied.com website.

                        ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Item is set forth in Applied's Proxy Statement dated September 2, 2005, under the captions "Compensation of Directors" on page 11, "Deferred Compensation Plan for Non-Employee Directors" on page 12, "Summary Compensation" on page 14, "Option/SAR Grants in Last Fiscal Year" and "Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values" on page 15, "Long-Term Incentive Plans - Awards in Last Fiscal Year" on page 16, "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan" and "Deferred Compensation Plan" on page 17, and "Change in Control Agreements and Other Related Arrangements" on page 18, and is incorporated here by reference.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Information concerning the security ownership of certain beneficial owners and management and related stockholder matters is set forth in Applied's proxy statement dated September 2, 2005, under the captions "Beneficial Ownership of Certain Applied Shareholders and Management" on page 13 and "Equity Compensation Plan Information" on page 16, and is incorporated here by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                 Not applicable.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this Item is set forth in Applied's Proxy Statement dated September 2, 2005 at pages 7-8 under the caption "Item 3 - Ratification of Auditors" and is incorporated here by reference.

                                    PART IV.

              ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements.

      The following consolidated financial statements, notes thereto, the report of independent registered public accounting firm, and supplemental data are included in the 2005 Annual Report to shareholders on pages 18 through 35 and page 37, and are incorporated by reference in Item 8 of this Report.

            Caption
            -------
Statements of Consolidated Income for the
Years Ended June 30, 2005, 2004, and 2003

Consolidated Balance Sheets at
June 30, 2005 and 2004

Statements of Consolidated Cash Flows for the Years Ended June 30, 2005, 2004, and 2003

Statements of Consolidated Shareholders'
Equity for the Years Ended June 30, 2005,
2004, and 2003

Notes to Consolidated Financial Statements for the Years Ended June 30, 2005, 2004, and 2003

Report of Independent Registered Public Accounting Firm

Supplementary Data:
  Quarterly Operating Results and Market Data

(a)2. Financial Statement Schedule.

      The following report and schedule are included in this Part IV, and are found in this Report at the pages indicated:

                       Caption                                Page No.
-------------------------------------------------------       --------
Report of Independent Registered Public Accounting Firm          23

Schedule II - Valuation and                                      24
Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the required information is included in the consolidated financial statements and notes thereto.

(a)3. Exhibits.

            * Asterisk indicates an executive compensation plan or arrangement.

Exhibit
  No.                                  Description
-------     --------------------------------------------------------------------
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

4(b)        Private Shelf Agreement dated as of November 27, 1996, as amended on
            January 30, 1998, between Applied and Prudential Investment
            Management, Inc. (assignee of The Prudential Insurance Company of
            America) (filed as Exhibit 4(f) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)        Amendment dated October 24, 2000 to November 27, 1996 Private Shelf
            Agreement between Applied and Prudential Investment Management, Inc.
            (assignee of The Prudential Insurance Company of America) (filed as
            Exhibit 4(e) to Applied's Form 10-Q for the quarter ended September
            30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4(d) Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit
            4(d) to Applied's Form 10-Q for the quarter ended December 31, 2003,
            SEC File No. 1-2299, and incorporated here by reference).

4(e) Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit
            4(e) to Applied's Form 10-Q for the quarter ended March 31, 2004,
            SEC File No. 1-2299, and incorporated here by reference).

4(f)        $100,000,000 Credit Agreement dated as of June 3, 2005, among
            Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied's Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

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

*10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 2, 2005, SEC File
            No. 1-2299, on page 11, under the caption "Compensation of Directors," and is incorporated here by reference.

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

*10(o)      Form of Non-Statutory Stock Option Award Terms and Conditions
            (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated April
            25, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(p)      Form of Stock Appreciation Rights Award Terms and Conditions
            (Officers) (filed as Exhibit 10(c) to Applied's Form 8-K dated
            August 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(q)      2006-2008 Performance Grant Terms and Conditions (filed as Exhibit
            10(b) to Applied's Form 8-K dated August 9, 2005, SEC File No.
            1-2299, and incorporated here by reference).

*10(r) 2006 Management Incentive Plan General Terms (filed as Exhibit 10(a) to Applied's Form 8-K dated August 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(s)      Non-qualified Deferred Compensation Agreement between Applied and J.
            Michael Moore effective as of December 31, 1997 (filed as Exhibit
            10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998,
            SEC File No. 1-2299, and incorporated here by reference).

10(t) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to
            Applied's Registration Statement on Form S-4 filed May 23, 1997,
            Registration No. 333-27801, and incorporated here by reference).

13 Applied 2005 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21          Applied's subsidiaries at June 30, 2005.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.

      We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June
30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005 and the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, and have issued our reports thereon dated August 19, 2005; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our report relating to the consolidated financial statements of the Company includes an explanatory paragraph concerning the adoption of a new accounting principle in 2004. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP

Cleveland, Ohio
August 19, 2005

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                 (in thousands)

                     COLUMN A                 COLUMN B                    COLUMN C                     COLUMN D        COLUMN E
                     --------                 --------         ------------------------------          --------        --------
                                                                 ADDITIONS          ADDITIONS
                                             BALANCE AT         CHARGED TO         CHARGED TO          DEDUCTIONS       BALANCE
                                              BEGINNING          COSTS AND            OTHER               FROM         AT END OF
                    DESCRIPTION               OF PERIOD          EXPENSES           ACCOUNTS             RESERVE         PERIOD
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30 2005:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                      $6,400             $1,958               $300 (B)          $2,158 (A)      $6,500


YEAR ENDED JUNE 30 2004:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                      $6,100             $2,525                $60 (B)          $2,285 (A)      $6,400


YEAR ENDED JUNE 30 2003:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                      $5,600             $2,510               $500 (B)          $2,510 (A)      $6,100



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

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ David L. Pugh                             /s/ Bill L. Purser
-----------------------------------------     ---------------------------------
David L. Pugh, Chairman &                     Bill L. Purser, President &
Chief Executive Officer                       Chief Operating Officer

/s/ Mark O. Eisele                            /s/ Daniel T. Brezovec
-----------------------------------------     ---------------------------------
Mark O. Eisele                                Daniel T. Brezovec
Vice President-Chief Financial Officer        Corporate Controller
& Treasurer                                   (Principal Accounting Officer)

Date: September 2, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      *                                             *
-----------------------------------------     ---------------------------------
William G. Bares, Director                    William E. Butler, Director

      *                                             *
-----------------------------------------     ---------------------------------
Thomas A. Commes, Director                    Peter A. Dorsman, Director

      *                                             *
-----------------------------------------     ---------------------------------
Russell R. Gifford, Director                  L. Thomas Hiltz, Director

      *                                             *
-----------------------------------------     ---------------------------------
Edith Kelly-Green, Director                   J. Michael Moore, Director

/s/ David L. Pugh                                   *
-----------------------------------------     ---------------------------------
David L. Pugh, Chairman & Chief Executive     Dr. Jerry Sue Thornton, Director
Officer and Director

      *
-----------------------------------------
Stephen E. Yates, Director

/s/ Fred D. Bauer
-----------------------------------------
Fred D. Bauer, as attorney in fact
for persons indicated by "*"

Date: September 2, 2005

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2005

Exhibit
  No.                                   Description
-------     --------------------------------------------------------------------
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

4(f)        $100,000,000 Credit Agreement dated as of June 3, 2005, among
            Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied's Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

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

*10(b) A written description of Applied's director compensation program is found in Applied's Proxy Statement dated September 2, 2005, SEC File
            No. 1-2299, on page 11, under the caption "Compensation of Directors," and is incorporated here by reference.

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

*10(o)      Form of Non-Statutory Stock Option Award Terms and Conditions
            (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated April
            25, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(p)      Form of Stock Appreciation Rights Award Terms and Conditions
            (Officers) (filed as Exhibit 10(c) to Applied's Form 8-K dated
            August 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(q) 2006-2008 Performance Grants Program summary (filed as Exhibit 10(b) to Applied's Form 8-K dated August 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(r) 2006 Management Incentive Plan General Terms (filed as Exhibit 10(a) to Applied's Form 8-K dated August 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(s)      Non-qualified Deferred Compensation Agreement between Applied and J.
            Michael Moore effective as of December 31, 1997 (filed as Exhibit
            10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998,
            SEC File No. 1-2299, and incorporated here by reference).

10(t) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to
            Applied's Registration Statement on Form S-4 filed May 23, 1997,
            Registration No. 333-27801, and incorporated here by reference).

13          Applied 2005 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly
            incorporated by reference).                                             Attached

21          Applied's subsidiaries at June 30, 2005.                                Attached

23          Consent of Independent Registered Public Accounting Firm.               Attached

24          Powers of attorney.                                                     Attached

31          Rule 13a-14(a)/15d-14(a) certifications.                                Attached

32          Section 1350 certifications.                                            Attached

             Applied Industrial Technologies, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS of Financial Condition and Results of Operations

OVERVIEW

With more than 4,400 employee associates across North America, Applied Industrial Technologies ("Applied," the "Company," "We" or "Our") is an industrial distributor that offers more than two million parts critical to the operations of MRO and OEM customers in virtually every industry. In addition, Applied provides customized mechanical, fabricated rubber and fluid power shop services, as well as services to meet storeroom management and maintenance training needs. The Company has a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. In 2005, business was conducted in the United States, Canada and Mexico from approximately 440 facilities.

     The Company's sales, net income and earnings per share increased 13.2%, 75.8% and 68.2%, respectively, compared to the prior year. Significant factors that contributed to these increases included the improving U.S. economy, continued growth and increased profitability of our U.S. fluid power subsidiaries, the continued strength of the Canadian operations, as well as the impact of a January 2005 acquisition. Gross margin remained stable in this period of rising prices as our initiatives in the areas of product pricing, freight recovery, and asset management continue to show progress. During the year, the Company recorded non-operating gains of $3.0 million related to the proceeds received under life insurance settlements.

     Our balance sheet remains strong, as our working capital improved compared to fiscal 2004. Cash provided from operations was over $81.0 million, nearly doubling the prior year amount. The Company also has two $100 million credit/financing agreements available to fund future acquisitions or other capital and operating requirements.

     The Company monitors the Purchasing Managers Index (PMI) published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes.

     Both the PMI and the MCU continued to reflect indicators of a growing economy but at a slowing pace in the second half of fiscal 2005. The Company's sales activity traditionally lags these key indicators by approximately six months. Given the improvement in sales and the trend of these indicators, we expect sales improvements to continue into our 2006 fiscal year, but at a somewhat slower pace.

     We anticipate our next year sales to increase in the 7.0% to 9.0% range and our gross profit percentage to be consistent with fiscal 2005 levels. In fiscal 2006, the gross profit margin will be highly dependent on the impact of supplier price increases and the challenge of passing them along to our customers. While we anticipate that the gross dollars of fiscal 2006 supplier rebates will be consistent with the fiscal 2005 levels, the beneficial impact on our gross profit percentage is expected to be lower due to our projected higher sales volume. While these rebates are paid to compensate for various sales, marketing and logistics services performed, when they are recognized in our income statement, they are accounted for as a reduction of cost of sales as required by the Financial Accounting Standards Board (FASB) rules. Our aim is to keep our growth in selling, distribution and administrative expenses for fiscal 2006 to a rate lower than our sales increase, although we do plan to increase our rate of investment to support additional growth.

     The major catagories on our June 30, 2005 balance sheet reflect the growth and impact of our record sales year. The receivable and inventory increases result directly from our sales increase and anticipated future demands. The Company's cash balances increased over $57 million due primarily to improved operating results. Our working capital improved in 2005, through improved cash position and through the management of our inventory, receivable and payable balances.

YEAR ENDED JUNE 30, 2005 VS. 2004

Net sales in 2005 were $1.7 billion or 13.2% above the prior year sales. This increase was primarily due to the 11.1% improvement in our U.S. service center sales and increased sales from our Canadian operations which were up approximately 34.3%. The U.S. service center sales were driven by sales mix, volume and the impact of supplier price increases passed on to customers. The Canadian sales increase was also attributable to sales mix, pricing and volume as well as the impact of the strength of the Canadian currency. Also contributing to the Canadian sales increase was the inclusion of five months of our Groupe GLM acquisition, as well as overall Canadian economy improvements. The overall sales increase was partially offset by one less sales day in fiscal 2005 as compared to fiscal 2004.

     The sales product mix for the year was 84.0% industrial products and 16.0% fluid power products compared to 84.4% industrial and 15.6% fluid power in the prior year.

     There was a net increase of six facilities in the U.S., Canada and Mexico, composed of ten new or acquired locations, one closed and three merged facilities. At June 30, 2005, the Company had a total of 440 operating facilities versus 434 at June 30, 2004.

     Industrial production in the United States continued to improve throughout the year. Our industry continued to see improvement among manufacturing customers as reflected in the PMI and MCU indices. Should the current economic trends continue, the Company anticipates our positive financial results to continue. The Company does not expect inflation or deflation to have a material impact on fiscal 2006 revenues.

     Gross profit margin was consistent at 26.5% in both 2005 and 2004. The impact of lower freight costs and improved shop efficiencies offset the negative pressures on gross profit margins from supplier price increases experienced mid-year. In addition, the impact of supplier rebates on margin was consistent in both 2005 and 2004. There were no LIFO layer liquidations in 2005, while in fiscal 2004 LIFO layer liquidations increased gross profit by $672 thousand.

     Selling, distribution and administrative expense ("SD&A") consists of employee compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as legal, human resources, information technology, treasury, accounting and facility related expenses. SD&A increased 4.6% compared to the prior year, but decreased as a percent of sales to 21.4% from 23.1% in 2004. The overall increase was primarily due to higher associate compensation costs related to the record sales and operating results and, to a lesser extent, the Groupe GLM acquisition (see Note 2 to the consolidated financial statements). The current year increases were partially offset by lower provisions for bad debts, higher gains on sales of assets and lower rent expenses.

     Operating income increased to $88.0 million in 2005 from $51.4 million in 2004. As a percent of sales, operating income increased to 5.1% in 2005 from 3.4% in 2004. The $36.6 million increase in operating income was due primarily to the increase in domestic same store sales, the increased profitability of our domestic fluid power businesses and the continued improvement from our Canadian operations.

     Interest expense-net for 2005 decreased to $4.7 million, or 12.6%, compared with the prior year primarily due to an increase in interest income from higher balances of temporary investments, as well as higher rates.

     The line item of Other (Income) Expense, net, represents certain non-operating items of income and expense. Current year amounts consist primarily of life insurance settlements.

     Income tax expense as a percentage of income before taxes was 35.9% for the year ended June 30, 2005 and 32.3% for the year ended June 30, 2004. The fiscal 2004 rate was unusually low due to the recording of non-recurring tax benefits from a settlement with the Internal Revenue Service (IRS). We expect our overall tax rate for fiscal 2006 to rise to approximately 37.5%, as the impact of the current year benefits of tax-free life insurance proceeds are not expected to recur, and we expect state and local taxes to increase.

     Net income for the fiscal year ended June 30, 2005, increased $23.9 million or approximately 75.8% from prior years' income. Overall, net income per share increased 68.2% to $1.80 in 2005 from $1.07 (split adjusted) in 2004 primarily due to the factors described above.

     Effective July 1, 2005, the Company closed its Denver distribution center. This was the Company's smallest distribution center and the least efficient from a cost standpoint. The Company has transferred a portion of the inventory to the area service centers to provide additional local inventory resources and availability for emergency shipment needs. The remainder of the inventory was transferred to our distribution centers in Texas, California and Oregon that will now service the area previously serviced out of Denver.

     The number of Company associates was 4,441 at June 30, 2005 and 4,323 at June 30, 2004.

YEAR ENDED JUNE 30, 2004 VS. 2003

Net sales in 2004 were $1.52 billion or 3.6% above the prior year sales. This increase was primarily due to increased sales from our Canadian operations ($25 million or approximately 27%), the increase in our U.S. service center sales beginning in February 2004, and having one additional business day during the year. The Canadian sales increase was attributable in part (approximately 50% of the reported increase) to the strength of the Canadian currency. Also contributing to the Canadian sales increase was the inclusion of a full 12 months, versus nine months in fiscal 2003, of our Industrial Equipment Co. Ltd.
(IECO) acquisition, as well as overall Canadian economy improvements.

     The sales product mix for the year was 84.4% industrial products and 15.6% fluid power products compared to 84.9% industrial and 15.1% fluid power in the prior year.

     Although the domestic same store sales increase of approximately 0.8% was only slightly above the prior year, the second half of our fiscal year, and particularly our fourth quarter, same store domestic sales increased approximately 4.8% and 6.9%, respectively. There was a net reduction of six facilities in the U.S., Canada and Mexico. At June 30, 2004, the Company had a total of 434 operating facilities versus 440 at June 30, 2003. Industrial production in the United States continued to improve throughout the year. Our industry, specifically over the last five months of fiscal 2004, saw improvement among manufacturing customers.

             Applied Industrial Technologies, Inc. and Subsidiaries

     Gross profit margin improved to 26.5% from 25.9% in 2003. The impact of improved pricing initiatives, higher recovery of our shipping expenses, lower freight costs, increased margin attributable to new product and service offerings, our investment in training and systems and the growth of our catalog business contributed to this increase. These were somewhat offset by a reduction in supplier rebates in 2004 as compared to 2003. The effect of fiscal 2004 LIFO layer liquidations increased gross profit by $672 thousand versus an increase of $741 thousand in fiscal 2003.

     Selling, distribution and administrative expense consisted of employee compensation, benefits and other expenses associated with purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility related expenses. SD&A increased 2.2% compared to the prior year, but decreased slightly as a percent of sales to 23.1% from 23.4% in 2003. The increase was primarily due to the Rodamientos y Bandas de la Laguna S.A. de C.V. (Rybalsa) acquisition (see Note 2 to the consolidated financial statements), higher associate benefit costs related to stock option expensing and increased employer 401(k) plan matching due to the improved profitability compared to fiscal 2003. SD&A, in fiscal 2003, also reflected gains on sales of assets of approximately $3.2 million which reduced the prior year SD&A amounts for comparative purposes. The current year increases were partially offset by a reduction in rental expenses due to the Company buyout of certain properties under lease agreement (see Note 11 to the consolidated financial statements), and a reduction of vehicle leasing costs.

     Operating income increased to $51.4 million in 2004 from $36.3 million in 2003. As a percent of sales, operating income increased to 3.4% in 2004 from 2.5% in 2003. The $15.2 million increase in operating income was due primarily to the increase in domestic same store sales over the second half of our fiscal year, the return to profitability of our domestic fluid power businesses, the improved results from our Canadian subsidiary and the improved gross profit margin factors noted above.

     Interest expense-net for 2004 increased slightly to $5.4 million, or 2.1%, compared with the prior year primarily due to the effect of the exchange rates on our Canadian dollar denominated debt.

     The line item of Other (Income) Expense, net, consisted of returns derived from investments in assets of non-qualified benefit programs offset by the changes in the fair value of the Company's cross currency swap (see Note 7 to the consolidated financial statements).

     Income tax expense as a percentage of income before taxes was 32.3% for the year ended June 30, 2004 and 35.9% for the year ended June 30, 2003. This decrease related to non-recurring tax benefits from a settlement with the IRS related to audits of our 1997 and 1998 tax returns and the acceptance by the IRS of tax refund claims for 1999, 2000 and 2001.

     Net income for the fiscal year ended June 30, 2004 increased $11.6 million or approximately 59% from prior years' income. The impact of the LIFO liquidation increased net income by $420 thousand or $0.01 per share compared to an increase in net income of $453 thousand or $0.01 per share in fiscal 2003. Overall, net income per share increased 55% to $1.07 in 2004 from $0.69 in 2003 primarily due to the factors described above.

     The number of Company associates was 4,323 at June 30, 2004 and 4,384 at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $81.0 million of cash from operating activities in 2005 and $40.9 million in 2004.

     Cash flows from operations depends primarily upon generating operating income, controlling investment in inventories and receivables, and managing the timing of payments to suppliers. The Company has continued to monitor and control its investments in inventories by taking advantage of various vendor purchasing programs and through the use of system enhancements to improve inventory management. Inventories, excluding acquisitions, increased $10.4 million primarily due to suppliers' price increases as well as to meet anticipated demand for our products. The Company has continued to improve its collection of accounts receivable through improved billing systems and collection efforts. The increase in sales and overall net income were the primary factors in the additional operating cash generated in fiscal 2005.

     Cash used by investing activities of $12.5 million for the year ended June 30, 2005 consisted primarily of property purchases of approximately $9.2 million which mostly consisted of computer and information technology, and the expenditure for the purchase of Groupe GLM (see Note 2 to the consolidated financial statements).

     For fiscal 2006, our property purchases are expected to be in the $12.0 million to $13.0 million range consisting primarily of additional system technology and infrastructure investments. Depreciation for fiscal 2006 is expected to be in the range of $13.0 to $14.0 million.

     Cash used in financing activities was approximately $11.7 million in fiscal 2005 and $10.1 million in fiscal 2004. During fiscal 2005, the Company paid a total of $12.7 million in cash dividends to its shareholders.

     The Company also used approximately $14.6 million to repurchase 607 thousand shares during the year for an average price of approximately $24.06 per share compared to $6.3 million for 435 thousand shares in fiscal 2004.

     The following table shows the Company's approximate obligations and commitments to make future payments under contractual obligations as of June 30, 2005 (in thousands):

                                      Period Less    Period     Period     Period
                              Total    Than 1 yr.   1-3 yrs.   4-5 yrs.  Over 5 yrs.
------------------------------------------------------------------------------------
Operating leases            $ 69,000   $ 16,900     $ 22,700   $ 13,200  $  16,200

Long-term debt                75,000                  50,000                25,000

Interest payments
on debt                       19,300      5,300        9,000      4,000      1,000

Planned funding
of postretirement
obligations                   30,600      1,200        6,600      3,100     19,700
------------------------------------------------------------------------------------
Total Contractual
Cash Obligations            $193,900   $ 23,400     $ 88,300   $ 20,300  $  61,900
====================================================================================

     Purchase orders for inventory and other goods and services are not included in our estimates, as purchase orders generally represent authorizations to buy rather than binding agreements.

     The Board of Directors has authorized the repurchase of shares of the Company's common stock, at the Company's discretion, to fund employee benefit programs, equity award programs, and future business acquisitions. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. At June 30, 2005, the Company has authorization to purchase an additional 831 thousand shares.

     In fiscal 2005, the Company continued its practice of paying cash dividends each quarter. Quarterly dividends in fiscal 2005 increased 50% over the prior dividend rate. The increase was due to two separate dividend increases in fiscal 2005. The amount of the dividend paid is recommended quarterly by management and approved by the Company's Board of Directors based on judgment, financial performance, cash flow and payout guidelines consistent with other industrial companies.

     Capital resources are obtained from income retained in the business, borrowings under the Company's revolving credit agreement and long-term debt facilities, and from operating lease arrangements.

     See Note 6 to the consolidated financial statements for details regarding the outstanding debt amounts as of June 30, 2005. The average long-term borrowings were $75.0 million for both fiscal years 2005 and 2004, respectively. Approximately one-third of the Company's outstanding debt has been converted from fixed rate U.S. dollar denominated debt to fixed rate Canadian dollar denominated debt through the use of a cross currency swap. As such, the consolidated interest expense is affected by changes in the exchange rates of U.S. and Canadian dollars (see Note 7 to the consolidated financial statements). The weighted average interest rate on borrowings under our long-term debt agreements, net of the benefits from interest rate swaps, was 6.5% in 2005 and 6.3% in 2004, respectively. The increase in the weighted average interest rate was due to the effect of the exchange rates. The Company terminated interest rate swap agreements in fiscal 2003 or prior for favorable settlements. The settlement gains are being amortized as a reduction in interest expense of approximately $790 thousand per year over the remaining life of the notes through December 2007.

     The Company manages interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. At June 30, 2005, the Company has no variable rate debt or interest rate swaps outstanding. See Note 7 to the consolidated financial statements "Risk Management Activities" for additional discussion on the Company's derivative activities.

     The Company's working capital at June 30, 2005 was $345.8 million compared to $286.0 million at June 30, 2004. The current ratio was 2.9 at June 30, 2005 and 2004. The increase in working capital is due to cash generated from our operations and from the increase in receivables due to strong fourth quarter sales.

     The Company has a new five-year committed revolving credit agreement, which was entered into in June 2005 with a group of financial institutions. This agreement provides for unsecured borrowings of up to $100.0 million. The Company had no borrowings outstanding under this facility at June 30, 2005. Unused lines under this facility, net of outstanding letters of credit, totaling

             Applied Industrial Technologies, Inc. and Subsidiaries

$91.5 million are available to fund future acquisitions or other capital and operating requirements. The Company also has an uncommitted long-term financing shelf facility enabling the Company to borrow up to $100.0 million at its discretion with terms of up to twelve years. The Company has no outstanding borrowings under this facility at June 30, 2005.

     The aggregate annual maturities of long-term debt are $50.0 million in fiscal 2008 and $25.0 million in fiscal 2011.

     Management expects that cash provided from operations, available credit facilities and the use of operating leases will be sufficient to finance normal working capital needs, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, supplier rebates receivable, goodwill, other long-lived assets and recording self-insurance liabilities, and other accrued liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

LIFO Inventory Valuation and Methodology

U.S. inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method, and foreign inventories are valued using the average cost method. The Company adopted the link chain dollar value LIFO method for accounting for domestic inventories in fiscal 1974. Approximately half of our inventory dollars relate to LIFO layers added in the 1970's which results in a $136.3 million excess of current cost over LIFO cost as reflected on our consolidated balance sheet at June 30, 2005. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year in a manner which is in accordance with the guidance in the 1984 AICPA LIFO Issues Paper, "Identification and Discussion of Certain Financial Accounting and Reporting Issues Concerning LIFO Inventories." See Note 3 to the consolidated financial statements for further information regarding inventories.

Allowances for Slow-Moving and Obsolete Inventories

The Company identifies slow moving or obsolete inventories and estimates appropriate loss provisions related thereto. The majority of the Company's inventories are not highly susceptible to obsolescence. In addition, the Company is generally eligible for credit or return allowances under various supplier return programs. While the Company has no reason to believe its inventory return privileges and programs will be discontinued in the future, its risk of loss associated with obsolete or slow moving inventories would increase if such were to occur.

Allowances for Doubtful Accounts

The Company evaluates the collectibility of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of certain customers and industries estimated to be a greater credit risk, trends within the entire customer pool and as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. For the years ended June 30, 2005, 2004 and 2003 the Company recorded provisions for bad debts of approximately $1,958, $2,527 and $2,508, respectively.

Impairment of Property & Equipment, Goodwill and Other Intangible Assets

The Company evaluates property and equipment, goodwill and other intangible assets for potential impairment indicators. The Company's judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance. Future events could cause the Company to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating the impairment also requires the Company to estimate future operating results and cash flows which require judgment by management. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. The Company performs an annual test of impairment on its goodwill as of January 1 or whenever conditions would indicate an evaluation should be completed. The Company also reviews its long-lived assets for impairment quarterly or whenever conditions would indicate an evaluation should be completed. The Company utilizes discounted cash flow models and market multiples for comparable businesses to determine fair value used in the goodwill impairment evaluation. Management's estimates of fair value are based upon factors such as projected future sales, price increases, and other uncertain elements requiring significant judgments. While the Company uses available information to prepare its estimates and to perform impairment evaluations, actual results could differ significantly, resulting in future impairment and losses related to recorded balances. As of June 30, 2005 and 2004, the Company had $55.0 million and $53.4 million, respectively of goodwill and other intangibles, representing the costs of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. The Company also had $71.4 million and $77.0 million in net property and equipment recorded as of June 30, 2005 and 2004, respectively. Based upon the Company's analysis, management believes these assets are not impaired as of June 30, 2005.

Supplier Purchasing Programs

The Company enters into agreements with certain suppliers providing for inventory purchase rebates. The Company's inventory purchase rebate arrangements are unique to each supplier and are generally annual programs ending at either the Company's fiscal year end or the supplier's year end. Rebates are received in the form of cash or credits against purchases upon attainment of specified purchase volumes and are received monthly, quarterly or annually based upon actual purchases for such period. The supplier rebates are a specified percentage of the Company's net purchases based upon achieving specific purchasing volume levels. These percentages can increase or decrease based on changes in the volume of purchases.

     The Company accrues for the receipt of these inventory purchase rebates based upon actual cumulative purchases of inventory. The percentage level utilized is based upon the estimated total volume of purchases we expect to achieve during the life of the program. Each supplier program is analyzed, reviewed and reconciled each quarter as information becomes available to determine the appropriateness of the amount estimated to be received. Differences between our estimates and actual rebates subsequently received have not been material.

     All rebates under these supplier purchasing programs are recognized under the Company's LIFO inventory accounting method as a reduction of cost of sales when the inventories representing these purchases are sold and recorded as cost of sales. The Company's accounting for rebates is in accordance with guidance issued by the FASB in EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." While management believes the Company will continue to receive inventory purchase rebates, there can be no assurance that suppliers will continue to provide comparable amounts of rebates in the future.

Self-Insurance Liabilities

The Company maintains business insurance programs with significant self-insured retention, which cover workers' compensation, business automobile and general product liability claims. The Company accrues estimated losses using actuarial calculations, models and assumptions based on historical loss experience. The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims based on historical experience and other assumptions. The Company utilizes independent actuarial firms to assist in determining the adequacy of all self-insurance liability reserves. Although management believes that the estimated liabilities for self-insurance are adequate, the estimates described above may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate self-insurance liabilities are based on numerous assumptions, some of which are subjective. The Company will continue to adjust its estimated liabilities for self-insurance, as deemed necessary, in the event that future loss experience differs from historical loss patterns.

Pension & Other Post-Retirement Benefit Plans

The measurement of liabilities related to pension plans and other post-retirement benefit plans is based on management's assumptions

             Applied Industrial Technologies, Inc. and Subsidiaries related to future events including interest rates, return on pension plan assets, rate of compensation increases, and healthcare cost trend rates. The Company evaluates these assumptions and adjusts them as necessary.

Income Taxes

As of June 30, 2005, the Company had recognized $24.1 million of net deferred tax assets. Management believes that sufficient income will be earned in the future to realize its deferred income tax assets. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future taxable income levels.

Guarantees

In December 2002, FASB issued Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements." FIN 45 requires the disclosure of any guarantees in place at December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date.

     The Company is a guarantor in connection with the construction and lease of its corporate headquarters facility entered into prior to December 31, 2002 that requires disclosure under FIN 45. The Company has guaranteed repayment of a total of approximately $5.7 million of taxable development revenue bonds issued by Cuyahoga County and the Cleveland-Cuyahoga County Port Authority. These bonds were issued with a 20-year term and are scheduled to mature in March 2016. Any default, as defined in the guarantee agreements, would obligate Applied for the full amount of the outstanding bonds through maturity.

     Due to the nature of the guarantee, the Company has not recorded any liability on the financial statements. In the event of a default and subsequent payout under this guarantee, the Company maintains the right to pursue all legal options available to mitigate its exposure.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has examined the impact of the Statement of Financial Accounting Standards (SFAS) 123(R), "Share-Based Payments." This statement revised certain requirements of SFAS 123, "Accounting for Stock-Based Compensation." The Company will adopt SFAS 123(R) beginning in the first quarter of fiscal 2006. The Company does not believe the application of SFAS 123(R) will have a material impact on future financial results due to its adoption of the fair value option under SFAS 123 in fiscal 2004 as discussed below.

     Effective July 1, 2003, the Company adopted for stock options the fair value recognition provision of SFAS 123 using the modified prospective method for the transition. Under the modified prospective method, stock based compensation cost recognized during this fiscal year is the same as that which would have been recognized had the fair value recognition provisions for stock options been applied to all awards granted after July 1, 1995.

OTHER MATTERS

Effective January 2005, Applied Industrial Technologies Ltd., the Company's Canadian subsidiary, acquired the stock of Groupe GLM, a Canadian distributor, which consists of five locations in Northern Quebec for approximately $6.7 million U.S. The acquisition was paid for from existing cash balances. The operating results are reported in our Service Center Based Distribution segment from the acquisition date and are not considered material for the periods presented. Groupe GLM contributed approximately $7.9 million in sales in fiscal 2005 and is currently meeting Company expectations.

     In November 2003, the Company acquired the stock of Rodamientos y Bandas de la Laguna S.A. de C.V. (Rybalsa), a Mexican distributor of industrial products, for approximately $2.8 million. The acquisition was paid for from existing cash balances. The results of the acquired business operations have been combined with our previous operations in Mexico, but are not considered material for the periods presented. The operating results are reported in our Service Center Based Distribution segment from the acquisition date. The business contributed $6.0 million in sales from the date of acquisition through June 30, 2004. Sales and operating results to date have met Company expectations.

     In October 2002, the Company acquired certain assets of Industrial Equipment Co., Ltd. (IECO), a Canadian distributor of industrial products, for approximately $11.5 million. This acquisition was paid for from existing cash balances. The results of the acquired business operations are not material for periods presented. The acquired operations are reported in our Service Center Based Distribution segment from the acquisition date. Sales and operating results to date have met Company expectations.

CAUTIONARY STATEMENT

UNDER PRIVATE SECURITIES LITIGATION REFORM ACT

This Annual Report to Shareholders, including Management's Discussion and Analysis, contains statements that are forward-looking based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers, such as "expect," "believe," "plan," "intend," "will," "should," "anticipate" and similar expressions. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

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

     Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in interest rates and inflation; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of products and labor; changes in operating expenses; product cost and price changes; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; risks and uncertainties associated with the Company's foreign operations, including inflation, recessions, and foreign currency exchange rates; adverse results in significant litigation matters; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods and accidents).

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate, foreign currency exchange and commodity price risks. The Company is primarily affected by market risk exposure through the effect of changes in interest rates and, to a lesser extent, through the change in exchange rates.

     The Company manages interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings under its committed revolving credit agreement and no interest rate swap agreements outstanding at June 30, 2005. All the Company's outstanding debt is currently at fixed interest rates at June 30, 2005 and scheduled for repayment in December 2007 and beyond.

     The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company's net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged, as our Mexican activity is not material. For the year ended June 30, 2005, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.5 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.5 million increase in net income.

             Applied Industrial Technologies, Inc. and Subsidiaries

Statements of CONSOLIDATED INCOME

                                                         Year Ended June 30
                                                 2005            2004         2003
                                              -----------------------------------------
(In thousands, except per share amounts)
---------------------------------------------------------------------------------------
Net Sales                                     $ 1,717,055    $ 1,517,004    $ 1,464,367
Cost of Sales                                   1,262,206      1,114,861      1,085,072
---------------------------------------------------------------------------------------
                                                  454,849        402,143        379,295
Selling, Distribution and Administrative          366,881        350,695        343,041
---------------------------------------------------------------------------------------
Operating Income                                   87,968         51,448         36,254
---------------------------------------------------------------------------------------
Interest Expense                                    5,816          5,814          5,677
Interest Income                                    (1,086)          (405)          (379)
Other (Income) Expense, net                        (3,101)          (432)            24
---------------------------------------------------------------------------------------
                                                    1,629          4,977          5,322
---------------------------------------------------------------------------------------
Income Before Income Taxes                         86,339         46,471         30,932
---------------------------------------------------------------------------------------
Income Tax Expense                                 31,000         15,000         11,100
---------------------------------------------------------------------------------------
Net Income                                    $    55,339    $    31,471    $    19,832
=======================================================================================
Net Income Per Share - Basic                  $      1.87    $      1.09    $      0.70
=======================================================================================
Net Income Per Share - Diluted                $      1.80    $      1.07    $      0.69
=======================================================================================

See notes to consolidated financial statements.

             Applied Industrial Technologies, Inc. and Subsidiaries

Consolidated BALANCE SHEETS

                                                                                    June 30
(In thousands)                                                              2005                2004
-------------------------------------------------------------------------------------------------------
Assets
   Current assets
     Cash and temporary investments                                       $ 127,136           $  69,667
     Accounts receivable, less allowances of $6,500 and $6,400              202,226             189,793
     Inventories                                                            175,533             159,594
     Other current assets                                                    22,606              18,297
-------------------------------------------------------------------------------------------------------
   Total current assets                                                     527,501             437,351
-------------------------------------------------------------------------------------------------------
   Property - at cost
     Land                                                                    10,939              10,458
     Buildings                                                               66,834              69,637
     Equipment                                                              100,287              95,051
-------------------------------------------------------------------------------------------------------
                                                                            178,060             175,146
     Less accumulated depreciation                                          106,619              98,121
-------------------------------------------------------------------------------------------------------
   Property - net                                                            71,441              77,025
-------------------------------------------------------------------------------------------------------
   Goodwill - net of accumulated amortization of $13,069                     51,083              49,852
   Other assets                                                              40,145              32,613
-------------------------------------------------------------------------------------------------------
          Total Assets                                                    $ 690,170           $ 596,841
=======================================================================================================
Liabilities
   Current liabilities
     Accounts payable                                                     $  99,047           $  76,537
     Compensation and related benefits                                       51,971              47,032
     Other current liabilities                                               30,677              27,760
-------------------------------------------------------------------------------------------------------
   Total current liabilities                                                181,695             151,329
   Long-term debt                                                            76,977              77,767
   Other liabilities                                                         38,211              28,210
-------------------------------------------------------------------------------------------------------
          Total Liabilities                                                 296,883             257,306
-------------------------------------------------------------------------------------------------------
Shareholders' Equity
   Preferred stock - no par value; 2,500 shares
     authorized; none issued or outstanding
   Common stock - no par value; 50,000 shares
     authorized; 36,143 shares issued                                        10,000              10,000
   Additional paid-in capital                                               103,240              90,520
   Income retained for use in the business                                  354,521             311,922
   Treasury shares - at cost (6,142 and 6,886 shares)                       (72,660)            (72,870)
   Unearned restricted common stock compensation                               (825)             (1,158)
   Accumulated other comprehensive income (loss)                               (989)              1,121
-------------------------------------------------------------------------------------------------------
          Total Shareholders' Equity                                        393,287             339,535
-------------------------------------------------------------------------------------------------------
          Total Liabilities and Shareholders' Equity                      $ 690,170           $ 596,841
=======================================================================================================

See notes to consolidated financial statements.

             Applied Industrial Technologies, Inc. and Subsidiaries

Statements of CONSOLIDATED CASH FLOWS

                                                                                      Year Ended June 30
(In thousands)                                                                 2005         2004          2003
                                                                             --------    -----------    ---------
Cash Flows from Operating Activities
   Net income                                                                $ 55,339    $    31,471    $  19,832
   Adjustments to reconcile net income to cash provided
   by operating activities:
      Depreciation                                                             13,832         14,381       14,469
      Deferred income taxes                                                    (3,900)        (5,700)      (2,700)
      Stock-based compensation and amortization of
        other intangible assets                                                 3,429          2,483        1,491
      Provision for losses on accounts receivable                               1,958          2,527        2,508
      (Gain) loss on sale of property                                          (1,427)            13       (3,247)
      Amortization of gain on interest rate swap terminations                    (790)          (791)        (752)
      Treasury shares contributed to employee benefit and deferred
        compensation plans                                                      9,506          6,497        3,156
      Changes in current assets and liabilities, net of acquisitions:
        Accounts receivable                                                    (9,594)       (17,443)       9,321
        Inventories                                                           (10,360)         4,208       12,908
        Other current assets                                                   (2,658)       (11,114)        (632)
        Accounts payable                                                       22,510          7,597       (5,576)
        Accrued expenses                                                        3,189          6,734       14,347
                                                                           ----------    -----------    ---------
Net Cash provided by Operating Activities                                      81,034         40,863       65,125
                                                                           ----------    -----------    ---------
Cash Flows from Investing Activities
   Property purchases                                                          (9,208)       (14,383)     (12,805)
   Proceeds from property sales                                                 4,020          1,374        7,875
   Net cash paid for acquisition of businesses, net of cash
     acquired of $815 in 2004                                                  (5,914)        (1,285)     (10,255)
   Deposits and other                                                          (1,437)        (1,575)         394
                                                                           ----------    -----------    ---------
Net Cash used in Investing Activities                                         (12,539)       (15,869)     (14,791)
                                                                           ----------    -----------    ---------
Cash Flows from Financing Activities
   Repayments under revolving credit agreements - net                                         (2,850)
   Long-term debt repayments                                                                               (5,714)
   Proceeds from interest rate swap terminations                                                            2,517
   Purchases of treasury shares                                               (14,596)        (6,336)      (9,946)
   Dividends paid                                                             (12,740)        (9,273)      (9,154)
   Exercise of stock options                                                   15,590          8,336        3,307
                                                                           ----------    -----------    ---------
Net Cash used in Financing Activities                                         (11,746)       (10,123)     (18,990)
                                                                           ----------    -----------    ---------
Effect of Exchange Rate Changes on Cash                                           720           (283)         675
                                                                           ----------    -----------    ---------
   Increase in cash and temporary investments                                  57,469         14,588       32,019
   Cash and temporary investments at beginning of year                         69,667         55,079       23,060
                                                                           ----------    -----------    ---------
Cash and Temporary Investments at End of Year                                $127,136    $    69,667    $  55,079
                                                                           ==========    ===========    =========
Supplemental Cash Flow Information
   Cash paid during the year for:
     Income taxes                                                            $ 29,624    $    20,434    $  13,204
     Interest                                                                $  5,343    $     5,379    $   4,995

See notes to consolidated financial statements.

             Applied Industrial Technologies, Inc. and Subsidiaries

Statements of CONSOLIDATED SHAREHOLDERS' EQUITY

                                                               For the Years Ended June 30, 2005, 2004 and 2003
                                           ----------------------------------------------------------------------------------------
                                                                                           Unearned
                                                                    Income                Restricted    Accumulated
                               Shares of             Additional  Retained for  Treasury     Common         Other          Total
(In thousands, except per    Common Stock   Common    Paid-in     Use in the   Shares-at    Stock       Comprehensive  Shareholders'
share amounts)                Outstanding    Stock     Capital     Business      Cost     Compensation  Income (loss)    Equity
                             ------------  --------  ----------  ------------  ---------  ------------  -------------  ------------
Balance at July 1, 2002           28,805   $ 10,000  $   84,517  $    279,046  $ (74,900) $       (832) $         316  $    298,147
 Net income                                                            19,832                                                19,832
 Unrealized gain on cross
   currency swap, net of
       income tax of $201                                                                                         244           244
 Foreign currency
  translation adjustment,
    net of income tax of
      $987                                                                                                      1,494         1,494
                                                                                                                       ------------
    Total comprehensive
       income                                                                                                                21,570
                                                                                                                       ------------
 Cash dividends - $0.32
      per share                                                        (9,154)                                               (9,154)
 Purchases of common stock
   for treasury                      (872)                                        (9,946)                                    (9,946)
 Treasury shares issued
   for:
  Retirement Savings Plan
     contributions                    246                   348                    2,505                                      2,853
  Exercise of stock
     options                          326                   (63)                   3,370                                      3,307
  Deferred compensation
     plans                             25                    38                      265                                        303
 Amortization of
   restricted
 common stock compensation                                   30                                    718                          748
 Other                                                       28                                                                  28
                             ------------  --------  ----------  ------------  ---------  ------------  -------------  ------------
Balance at June 30, 2003           28,530    10,000      84,898       289,724    (78,706)         (114)         2,054       307,856
 Net income                                                            31,471                                                31,471
 Unrealized loss on cross
 currency swap, net of
   income tax of $(614)                                                                                          (776)         (776)
 Foreign currency
   translation adjustment,
    net of income tax
         of $(46)                                                                                                (157)         (157)
                                                                                                                       ------------
   Total comprehensive
        income                                                                                                               30,538
                                                                                                                       ------------
 Cash dividends - $0.32
   per share                                                           (9,273)                                               (9,273)
 Purchases of common stock
   for treasury                      (435)                                        (6,336)                                     6,336
 Treasury shares issued
    for:
  Retirement Savings Plan
     contributions                    343                 1,713                    3,609                                      5,322
  Exercise of stock
    options                           657                 1,497                    6,839                                      8,336
  Deferred compensation
    plans                              77                   344                      831                                      1,175
  Restricted common stock
    awards                             85                   392                      893        (1,285)
 Compensation expense -
      stock options                                       1,586                                                               1,586
 Amortization of
     restricted
 common stock compensation                                    9                                    241                          250
 Other                                                       81                                                                  81
                             ------------  --------  ----------  ------------  ---------  ------------  -------------  ------------
Balance at June 30, 2004           29,257    10,000      90,520       311,922    (72,870)       (1,158)         1,121       339,535
 Net income                                                            55,339                                                55,339
 Unrealized loss on cross
   currency swap, net of
     income tax of $(634)                                                                                      (1,002)       (1,002)
 Gain on investment
     securities
   available for sale, net
     of income tax of $42                                                                                          74            74
 Minimum pension liability,
  net of income tax of
    $(1,643)                                                                                                   (2,858)       (2,858)
 Foreign currency
   translation adjustment,
   net of income tax of
      $693                                                                                                      1,676         1,676
                                                                                                                       ------------
   Total comprehensive
     income                                                                                                                  53,229
                                                                                                                       ------------
Cash dividends - $0.43 per
   share                                                              (12,740)                                              (12,740)
Purchases of common stock
     for treasury                    (607)                                       (14,596)                                   (14,596)
Treasury shares issued
   for:
  Retirement Savings Plan
     contributions                    297                 4,623                    3,304                                      7,927
  Exercise of stock
    options                           978                 4,934                   10,656                                     15,590
  Deferred compensation
    plans                              76                   728                      851                                      1,579
  Forfeiture of restricted                                   (2)                      (5)            7
    common stock awards
Compensation expense -
   stock options                                          2,111                                                               2,111
Amortization of restricted
  common stock compensation                                 253                                    326                          579
Other                                                        73                                                                  73
                             ------------  --------  ----------  ------------  ---------  ------------  -------------  ------------
Balance at June 30, 2005          30,001   $ 10,000  $  103,240  $    354,521  $ (72,660) $       (825) $        (989) $    393,287
                             ============  ========  ==========  ============  =========  ============  =============  ============

See notes to consolidated financial statements.

             Applied Industrial Technologies, Inc. and Subsidiaries

Notes to CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE_1: BUSINESS AND ACCOUNTING POLICIES

Business

Applied Industrial Technologies, Inc. and subsidiaries (the "Company") is one of North America's leading distributors of industrial products. Industrial products include bearings, power transmission components, fluid power components and systems, industrial rubber products, linear components, tools, safety products, general maintenance and a variety of mill supply products. Fluid power products include hydraulic, pneumatic, lubrication and filtration components and systems. The Company also provides mechanical, rubber shop and fluid power services. The Company offers technical application support for these products and provides solutions to help customers minimize downtime and reduce overall procurement costs. Although the Company does not generally manufacture the products it sells, it does assemble and repair certain products and systems. Most of the Company's sales are in the maintenance and replacement markets to customers in a wide range of industries, principally in North America.

Consolidation

The consolidated financial statements include the accounts of Applied Industrial Technologies, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The financial results of the Company's Canadian subsidiaries are included in the consolidated financial statements based upon their fiscal year ended May 31. The Company is considered the primary beneficiary for iSource Performance Materials, LLC (iSource) and includes their accounts in the consolidated financial statements. iSource has assets of $3,200 and accounts payable of $2,700 at June 30, 2005. The Company's purchases currently account for more than 90% of iSource's sales.

Foreign Currency

The financial statements of the Company's Canadian and Mexican subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in shareholders' equity. Transaction gains and losses included in the statements of consolidated income were not material.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Cash and Temporary Investments

The Company considers all temporary investments with maturities of three months or less at the date of purchase to be cash equivalents.

Allowance for Doubtful Accounts

The Company evaluates the collectibility of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of certain customers and industries estimated to be a greater credit risk, trends within the entire customer pool and changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. For the years ended June 30, 2005, 2004 and 2003 the Company recorded provisions for bad debts of approximately $1,958, $2,527 and $2,508, respectively.

Inventories

U.S. inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method, and foreign inventories are valued using the average cost method. The Company adopted the link chain dollar value LIFO method of accounting for domestic inventories in fiscal 1974. At June 30, 2005, approximately half of the Company's inventory dollars relate to LIFO layers added in the 1970's. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year in a manner which is in accordance with the guidance in the 1984 AICPA LIFO Issues Paper, "Identification and Discussion of Certain Financial Accounting and Reporting Issues Concerning LIFO Inventories." See Note 3 for further information regarding inventories.

      The Company identifies slow moving or obsolete inventories and estimates appropriate provisions related thereto. Historically, these losses have not been significant as the vast majority of the Company's inventories are not highly susceptible to obsolescence and are eligible for return under various vendor return programs.

      The Company enters into agreements with certain suppliers providing for inventory purchase rebates. The Company's inventory purchase rebate arrangements are unique to each supplier and are generally annual programs ending at either the Company's fiscal year end or the supplier's year end. Rebates are received in the form of cash or credits against purchases upon attainment of specified purchase volumes and are received monthly, quarterly or annually based upon actual purchases for such period. The supplier rebates are a specified percentage of the Company's net purchases based upon achieving specific purchasing volume levels. These percentages can increase or decrease based on changes in the volume of purchases. The Company accrues for the receipt of these inventory purchase rebates based upon actual cumulative purchases of inventory. The percentage level utilized is based upon the estimated total volume of purchases expected during the life of the program. Each supplier program is analyzed, reviewed and reconciled each quarter as information becomes available to determine the appropriateness of the amount estimated to be received. Differences between estimates and actual rebates subsequently received have not been material. All rebates under these supplier purchasing programs are recognized under the Company's LIFO inventory accounting method as a reduction of cost of sales when the inventories representing these purchases are sold and recorded as cost of sales. The Company's accounting for rebates is in accordance with guidance issued by the Financial Accounting Standards Board (FASB) in EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

Property and Depreciation

Property and equipment are recorded at cost. Depreciation of buildings and equipment is computed using the straight-line method over the estimated useful lives of the assets. Buildings and related improvements are depreciated over ten to thirty years and equipment over three to eight years. The carrying values of long-lived assets, including property and equipment, are reviewed for impairment on a quarterly basis or whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows. To analyze recoverability, the Company considers market values, where available, or will project undiscounted net future cash flows over the remaining life of such assets. If these market values or projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Impairment losses, if any, are measured based upon the difference between the carrying amount and the fair value of the assets.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over fair value of net assets acquired. Goodwill and other intangible assets are tested for impairment annually as of January 1 or whenever changes in conditions indicate carrying value may not be recoverable. Impairment exists when the carrying value of goodwill or other intangible assets exceeds their fair value. The results of the Company's annual testing indicated no impairment.

      Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit.

Self-Insurance Liability

The Company maintains business insurance programs with significant self-insured retention, which cover workers' compensation, business automobile and general product liability claims. The Company accrues estimated losses using actuarial calculations, models and assumptions based on historical loss experience. The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims based on historical experience and other assumptions. The Company utilizes independent actuarial firms to assist in determining the adequacy of all self-insurance liability reserves.

Revenue Recognition

Sales are recognized when products are shipped or delivered to a customer which occurs when title is transferred to the customer. Products are billed at agreed upon prices. The Company's experience is that collection of receivables recorded for all sales is reasonably assured.

Shipping and Handling

The Company recognizes shipping and handling fees billed when products are shipped or delivered to a customer, and includes such amounts in net sales. Third party freight payments are recorded in cost of sales in the accompanying statements of consolidated income.

Income Taxes

Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes giving consideration to enacted tax laws.

             Applied Industrial Technologies, Inc. and Subsidiaries

Net Income Per Share

The following is a computation of the basic and diluted earnings per share:

                                                       Year Ended June 30
                                                 2005          2004       2003
                                               ---------   ------------   --------
Net Income
Net Income                                     $  55,339   $     31,471   $ 19,832
                                               =========   ============   ========
Average Shares Outstanding
Weighted average common shares outstanding
  for basic computation                           29,654         28,857     28,362
Dilutive effect of stock-based compensation        1,073            680        471
                                               ---------   ------------   --------
Weighted average common shares outstanding
  for dilutive computation                        30,727         29,537     28,833
                                               =========   ============   ========
Net Income Per Share

Net Income Per Share - Basic                   $    1.87   $       1.09   $   0.70
                                               ---------   ------------   --------
Net Income Per Share - Diluted                 $    1.80   $       1.07   $   0.69
                                               =========   ============   ========

Stock Split

All share and per share data have been restated to reflect a 3-for-2 stock split effective December 17, 2004.

Stock Based Compensation

At June 30, 2005, the Company had outstanding stock options and other stock-based awards (see Note 9). Effective July 1, 2003, the Company adopted, for stock options and stock appreciation rights (SARs), the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," using the modified prospective method for the transition. Under the modified prospective method, stock-based compensation cost recognized during the fiscal year for stock options and SARs is the same as that which would have been recognized had the fair value recognition provisions been applied to all stock option and SAR awards granted after July 1, 1995. Results for prior years have not been restated. The compensation expense for stock options and SARs recorded during the years ended June 30, 2005 and 2004 was $2,111, $1,353 net of tax, or $0.04 per share and $1,586, $1,074 net of tax, or $0.03 per share, respectively. The Company also records expense for other stock-based compensation, including restricted stock awards, ratably over the vesting period based upon the aggregate fair market value at the date of grant. The following table discloses the compensation expense and net income as if the fair value based method had been applied for stock options and SARs in each period:

                                                               Year Ended June 30
                                                           2005         2004       2003
                                                         --------   ----------   --------
Net income, as reported                                  $ 55,339   $   31,471   $ 19,832
PLUS: Stock option and SARs
compensation expense included in reported net income,
net of tax                                                  1,353        1,074

Restricted stock compensation expense
included in reported net income, net of tax                   209          163        460

LESS: Total stock-based employee compensation
expense determined under fair value based method,
net of tax                                                 (1,562)      (1,237)    (1,710)
                                                         --------   ----------   --------
Pro forma net income                                     $ 55,339   $   31,471   $ 18,582
                                                         ========   ==========   ========
Earnings per share:
  Basic - as reported                                    $   1.87   $     1.09   $    .70
                                                         ========   ==========   ========
  Basic - pro forma                                      $   1.87   $     1.09   $    .65
                                                         ========   ==========   ========
  Diluted - as reported                                  $   1.80   $     1.07   $    .69
                                                         ========   ==========   ========
  Diluted - pro forma                                    $   1.80   $     1.07   $    .65
                                                         ========   ==========   ========

      Compensation expense for stock options and SARs has been determined using the Black Scholes option pricing model. The weighted average assumptions used for stock option and SAR grants issued in 2005, 2004 and 2003 are:

                             2005        2004         2003
                          ---------    ---------    ---------
Expected life             8.0  YEARS   7.3  years   7.0  years
Risk free interest rate         3.9%         3.8%         3.9%
Dividend yield                  2.0%         2.9%         3.0%
Volatility                     31.5%        31.7%        30.9%

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) (revised 2004), "Accounting for Stock Issued to Employees," which is a revision of SFAS 123, "Accounting for Stock for Stock-Based Compensation." SFAS 123(R) supersedes APB Opinion 25 "Accounting for Stock Issued to Employees," and amends SFAS 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123. The Company will adopt SFAS 123(R) using the modified prospective method, in the first quarter of fiscal 2006. It is expected the effect on the Company's consolidated financial statements will not be material.

NOTE_2: BUSINESS COMBINATIONS

Effective January 2005, the Company acquired the stock of a Canadian distributor of industrial products for approximately $6,708. The results of the acquired operations are included in our Service Center Based Distribution segment. Other intangibles of $994, consisting of customer relationships, trade names and non-competition agreements, were recognized in connection with this combination. The expected amortization period is between seven and ten years.

      In November 2003, the Company acquired the stock of a Mexican distributor of industrial products for approximately $2,800. The results of the acquired operations are included in our Service Center Based Distribution segment. Other intangibles of $880, consisting of customer relationships and non-competition agreements, were recognized in connection with this combination and are being amortized over periods of seven to ten years.

      During the year ended June 30, 2003, the Company acquired assets from a Canadian distributor of industrial products for approximately $11,500. The results of the acquired business operations are included in our Service Center Based Distribution segment. Other intangible assets of $1,977, consisting of customer relationships, trademark, exclusive supplier distribution agreements and a non-competition agreement, were recognized in connection with this combination. The other intangible assets are being amortized over periods of one to fifteen years.

      For the acquisitions made during the years ended June 30, 2005, 2004 and 2003, the fair values of the acquired assets and liabilities assumed at the dates of acquisition are as follows:

                          2005        2004        2003
                        --------    --------    --------
Cash                                $    815
Accounts receivable     $  3,127       2,159    $  2,600
Inventory                  3,387       1,815       4,200
Other current assets          43         212
Property                   1,264         201         700
Other assets                               2         237
Goodwill                     734         162       2,486
Other intangibles            994         880       1,977
                        --------    --------    --------
Total assets acquired      9,549       6,246      12,200
Current liabilities       (2,345)     (3,446)       (700)
Long-term debt              (102)
Other liabilities           (394)
                        --------    --------    --------
Net assets acquired     $  6,708    $  2,800    $ 11,500
                        ========    ========    ========

      Results of operations of all of the above acquisitions, which have all been accounted for as purchases, are included in the accompanying consolidated financial statements from their respective acquisition dates. The results of operations for these acquisitions are not material for all years presented.

NOTE_3: INVENTORIES

Inventories consist of the following:

                                                                                       June 30
                                                                               2005                2004
                                                                             --------            ---------
U.S. inventories at current cost                                             $271,140            $ 253,881
Foreign inventories at average cost                                            40,694               31,226
                                                                             --------            ---------
                                                                              311,834              285,107
Less: Excess of current cost over LIFO cost for U.S. inventories              136,301              125,513
                                                                             --------            ---------
Inventories on consolidated balance sheet                                    $175,533            $ 159,594
                                                                             ========            =========

While there were no LIFO layer liquidations for the year ended June 30, 2005, reductions in certain U.S. inventories during the fiscal years ended June 30, 2004 and 2003 resulted in liquidation of LIFO inventory quantities carried at

             Applied Industrial Technologies, Inc. and Subsidiaries lower costs prevailing in prior years. The effect of these liquidations for the years ended June 30, 2004 and 2003 increased gross profit by $672 and $741, net income by $420 and $453 and net income per share in both years by $0.01, respectively.

NOTE_4: GOODWILL & OTHER INTANGIBLES

The changes in the carrying amount of goodwill for the years ended June 30, 2005 and 2004, are as follows:

                                                        Service Center Based
                                                        Distribution Segment
                                                        --------------------
Balance at July 1, 2003                                        $49,687
Goodwill of acquired businesses                                    162
Currency translation adjustment                                      3
Balance at June 30, 2004                                        49,852
                                                               -------
Goodwill of acquired businesses                                    734
Currency translation adjustment                                    497
                                                               -------
Balance at June 30, 2005                                       $51,083
                                                               =======

The Company's intangible assets resulting from business combinations are amortized over their estimated useful lives and consist of the following:

                                         June 30, 2005                           June 30, 2004
                             -------------------------------------   -------------------------------------
                                         Accumulated        Net                    Accumulated     Net
                             Amount (a)  Amortization   Book Value   Amount (a)  Amortization   Book Value
                             ---------   ------------   ----------   ---------   ------------   ----------
Non-competition agreements   $   9,491    $    9,074     $    417     $ 9,315     $    8,349     $    966
Customer relationships           3,050           454        2,596       2,290            215        2,075
Exclusive supplier
distribution
  agreements                       678           101          577         549             61          488
Trademarks                         398            93          305          73             73
                             ---------    ----------     --------     -------     ----------     --------
                             $  13,617    $    9,722     $  3,895     $12,227     $    8,698     $  3,529
                             =========    ==========     ========     =======     ==========     ========

(a) Amounts include the impact of foreign currency translation.

For the year ended June 30, 2005, the Company recorded intangible assets of $83 for non-competition agreements, trade names for $331 and $580 for customer relationships in connection with the acquisition of a Canadian distributor of industrial products (see Note 2).

      For the year ended June 30, 2004, the Company recorded intangible assets of $100 for non-competition agreements and $780 for customer relationships in connection with the acquisition of a Mexican distributor of industrial products (see Note 2).

      Amortization expense for other intangible assets totaled $993 in 2005, $826 in 2004 and $781 in 2003. Estimated amortization of other intangible assets at June 30, 2005 is expected to be $500 for 2006, $413 for 2007, $380 for 2008,
$364 for 2009, $362 for 2010 and $1,876 after 2010.

NOTE_5: OTHER BALANCE SHEET INFORMATION

Other current assets consist of the following:

                                                  June 30
                                              2005         2004
                                            -------      --------
Prepaid expenses & deferred charges         $11,968      $  9,210
Deferred tax assets - current                 8,034         6,758
Other                                         2,604         2,329
                                            -------      --------
Total                                       $22,606      $ 18,297
                                            =======      ========

Other assets consist of the following:

                                                  June 30
                                             2005          2004
                                            -------      --------
Deferred tax assets - non-current           $16,067      $ 11,443
Deposits and investments                     11,428        10,136
Intangible pension assets                     4,597         3,581
Other intangibles                             3,895         3,529
Other                                         4,158         3,924
                                            -------      --------
Total                                       $40,145      $ 32,613
                                            =======      ========

The fair values of deposits and investments approximates their carrying values.

Other current liabilities consist of the following:

                                                  June 30
                                              2005         2004
                                            -------      --------
Accrued income and other taxes              $ 7,517      $  8,725
Currency swap liability                       7,527         3,024
Accrued self-insurance liabilities            4,054         4,458
Deferred lease liabilities                    3,903         4,247
Other                                         7,676         7,306
                                            -------      --------
Total                                       $30,677      $ 27,760
                                            =======      ========

Other liabilities consist of the following:

                                                  June 30
                                              2005         2004
                                            -------      --------
Accrued post-employment benefits            $26,314      $ 17,877
Deferred compensation liabilities             7,187         5,907
Other                                         4,710         4,426
                                            -------      --------
Total                                       $38,211      $ 28,210
                                            =======      ========

NOTE_6: DEBT

In June 2005, the Company replaced its existing revolving credit facility with a new five year committed revolving credit facility with a group of banks. This agreement provides for unsecured borrowings of up to $100,000 at various interest rate options, none of which is in excess of the banks' prime rate at interest determination dates. The Company had no borrowings outstanding under this facility at June 30, 2005. Fees on this facility range from .10% to .20% per year on the average amount of the total revolving credit commitments during the year. Unused lines under this facility, net of outstanding letters of credit, totaled $91,500 and are available to fund future acquisitions or other capital and operating requirements.

      During February 2004, the Company entered into an agreement with Prudential Insurance Company, expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100,000 in additional long-term financing at the Company's sole discretion with terms of up to twelve years. At June 30, 2005, there was no borrowing under this agreement.

      Long-term debt consists of:

                                                                                    June 30
                                                                                2005         2004
                                                                              -------      -------
7.98% Private placement debt, due at maturity in November 2010                $25,000      $25,000
6.6% Senior $50,000 unsecured term notes, due at maturity in
  December 2007, including effects of interest rate swaps (see Note 7)         51,977       52,767
                                                                              -------      -------
Total                                                                         $76,977      $77,767
                                                                              =======      =======

The revolving credit facility, private placement debt and senior unsecured term notes contain restrictive covenants regarding liquidity, tangible net worth, financial ratios and other covenants. At June 30, 2005, the most restrictive of these covenants required that the Company have consolidated income before interest, taxes, depreciation and amortization at least equal to 300% of net interest expense. At June 30, 2005, the Company was in compliance with all covenants. Based upon current market rates for debt of similar maturities, the Company estimates that the fair value of its debt is greater than its carrying value at June 30, 2005 by approximately $3,232.

      The aggregate annual maturities of long-term debt over the next five years include $50,000 in fiscal 2008 and $25,000 in fiscal 2011.

NOTE_7: RISK MANAGEMENT ACTIVITIES

The Company is exposed to market risks, primarily resulting from changes in interest rates and currency exchange rates. To manage these risks, the Company may enter into derivative transactions pursuant to the Company's written policy. These transactions are accounted for in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not hold or issue derivative financial instruments for trading purposes.

      During fiscal 2002 the Company entered into two interest rate swap agreements with two domestic banks which effectively converted the fixed interest rate on the 6.6% senior unsecured term notes to a floating variable rate based

             Applied Industrial Technologies, Inc. and Subsidiaries on LIBOR. In October 2001 and August 2002, the Company terminated the swap agreements for favorable settlements of $2,000 and $2,500, respectively. These settlement gains are being amortized as a reduction in interest expense of approximately $790 per year over the remaining life of the notes through December 2007. The effect of the swap agreements was to decrease interest expense by $790 in 2005, $791 in 2004 and $880 in 2003.

      In November 2000, the Company entered into two 10-year cross-currency swap agreements to manage its foreign currency risk exposure on private placement borrowings related to its wholly owned Canadian subsidiary. The cross currency swaps effectively convert $25,000 of debt, and the associated interest payments, from 7.98% fixed rate U.S. dollar denominated debt to 7.75% fixed rate Canadian dollar denominated debt. The terms of the two cross-currency swaps mirror the terms of the private placement borrowings.

      The Company has designated one of the cross-currency swaps, with a $20,000 U.S. notional amount, as a foreign currency cash flow hedge. The fair value of the cross-currency swap was a liability of $6,022 and $2,419 at June 30, 2005 and 2004, respectively, which were recorded in current liabilities and the related unrealized loss is recorded in accumulated other comprehensive income (net of tax). The second cross-currency swap, however, has not been designated as a hedging instrument under the hedge accounting provisions of SFAS 133. The fair value of this cross-currency swap was a liability of $1,505 and $605 at June 30, 2005 and 2004, respectively. Changes in the fair value of this derivative instrument are recorded in earnings as a component of other (income) expense, net.

NOTE_8: INCOME TAXES

Provision

The provision (benefit) for income taxes consists of:

                      Year Ended June 30
                  2005       2004       2003
                ---------  ---------  ---------
Current
  Federal       $  28,200  $  17,500  $  12,300
  State             3,700      2,800      1,300
  Foreign           3,000        400        200
                ---------  ---------  ---------
Total current      34,900     20,700     13,800
                ---------  ---------  ---------

Deferred
  Federal          (4,500)    (5,900)    (2,200)
  State              (100)      (600)      (500)
  Foreign             700        800
                ---------  ---------  ---------
Total deferred     (3,900)    (5,700)    (2,700)
                ---------  ---------  ---------
Total           $  31,000  $  15,000  $  11,100
                =========  =========  =========

The exercise of non-qualified stock options during fiscal 2005, 2004 and 2003 resulted in $4,575, $1,353 and $466, respectively, of income tax benefits to the Company derived from the difference between the market price at the date of exercise and the option price. Vesting of stock awards in fiscal 2005 and 2003 resulted in $253 and $30, respectively, of incremental income tax benefits over the amounts previously reported for financial reporting purposes. These tax benefits were recorded in additional paid-in capital.

Effective Tax Rates

The following is a reconciliation between the federal statutory income tax rate and the Company's effective tax rate:

                                           Year Ended June 30
                                           2005   2004   2003
                                           ----   ----   ----
Statutory tax rate                         35.0%  35.0%  35.0%
Effects of:
 State and local income taxes               2.8    3.1    1.3
 Foreign income taxes                       (.7)  (1.4)  (1.4)
 Non-deductible expenses                     .3     .1    1.4
 Deductible dividend                        (.5)   (.6)  (2.2)
 Non-taxable life insurance settlement     (1.2)
 Income tax examinations                          (2.8)   2.2
 Other, net                                  .2   (1.1)   (.4)
                                           ----   ----   ----
Effective tax rate                         35.9%  32.3%  35.9%
                                           ====   ====   ====

Balance Sheet

The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                           June 30
                                                      2005        2004
                                                    --------    --------
Inventories                                         $ (5,121)   $ (7,338)
Depreciation and differences in property bases        (3,840)     (5,691)
Compensation liabilities not currently deductible     18,410      13,983
Reserves not currently deductible                      9,650       9,660
Goodwill                                               4,480       5,568
Canadian net operating loss carry forwards,
  expiring 2015                                           47         649
State and other net operating loss carry forwards        339         697
Other                                                    136         673
                                                    --------    --------
Net deferred tax asset                              $ 24,101    $ 18,201
                                                    ========    ========

NOTE_9: SHAREHOLDERS' EQUITY

Stock Incentive Plans

The 1997 Long-Term Performance Plan (the "1997 Plan") provides for granting of stock options, SARs, stock awards, cash awards, and such other awards or combination thereof as the Executive Organization and Compensation Committee of the Board of Directors may determine. The number of shares of common stock which may be awarded in each fiscal year under the 1997 Plan is two percent (2%) of the total number of shares of common stock outstanding on the first day of each year for which the plan is in effect. Common stock available for distribution under the 1997 Plan, but not distributed, may be carried over to the following year. Shares available for future grants at June 30, 2005 and 2004 were 502,000 and 252,000, respectively.

      Under the 1997 Plan, the Company has awarded restricted stock, SARs and/or stock options to officers, other key associates and members of the Board of Directors. Restricted stock award recipients are entitled to receive dividends on, and have voting rights with respect to their respective shares, but are restricted from selling or transferring the shares prior to vesting. Restricted stock awards generally vest 25% each year. The aggregate fair market value of the restricted stock is considered unearned compensation at the time of grant and is amortized over the vesting period or until such time as acceleration of vesting takes place.

      At June 30, 2005, the Company had outstanding stock options and SARs granted under the 1997 Plan. In general, the stock options and SARs vest over a period of four years and expire after ten years. Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148, "Accounting for Stock-Based Compensation and Disclosure" using the modified prospective method for transition (see Note 1). Prior to fiscal 2004, the Company accounted for stock options and SARs under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Information regarding these option and SAR plans is as follows:

                                              2005                2004                 2003
                                        -----------------   -----------------   ------------------
                                                 Weighted            Weighted             Weighted
                                                  Average             Average              Average
                                                 Exercise            Exercise             Exercise
(Share amounts in thousands)            Shares     Price    Shares    Price     Shares     Price
                                        ------   --------   ------   --------   -------   --------
Outstanding, beginning of year          3,502    $  11.80    3,711   $  11.26     3,299   $  11.20
Granted                                   344       20.70      480      14.51       783      10.45
Exercised                                (970)      11.36     (654)     10.67      (329)      8.67
Expired/canceled                           (8)      11.64      (35)     12.35       (42)     11.96
                                        ------   --------   ------   --------   -------   --------
Outstanding June 30                     2,868       13.02    3,502      11.80     3,711      11.26
                                        ======   ========   ======   ========   =======   ========
Options and SARs exercisable June 30    1,843    $  12.27    2,279   $  11.61     2,190   $  11.28
Weighted average fair value
  of options and SARs granted
  during the year                                $   7.00            $   4.14             $   2.84

             Applied Industrial Technologies, Inc. and Subsidiaries

The following table summarizes information about stock options and SARs outstanding at June 30, 2005:

                         Options and SARs Outstanding       Options and SARs Exercisable
                 -----------------------------------------  ----------------------------
                                  Weighted       Weighted                      Weighted
                                   Average       Average                       Average
   Ranges of        Number        Remaining      Exercise      Number          Exercise
Exercise Prices  Outstanding   Life (in years)    Price     Exercisable         Price
---------------  -----------  ---------------  -----------  -----------      -----------
$  8 - $ 12            1,541              5.8  $     10.85        1,120      $     10.88
  12 -   16              896              6.1        13.44          592            13.04
  16 -   20              381              8.6        18.76           87            16.75
  20 -   29               50              9.6        28.59           44            28.59
                 -----------                                 ----------
 Total                 2,868                                      1,843
                 ===========                                 ==========

At June 30, 2005, exercise prices for outstanding options and SARs ranged from $8.77 to $28.59 per share.

Shareholders' Rights

In 1998 the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of Company common stock. The rights become exercisable only if a person or group acquires beneficial ownership or commences a tender or exchange offer for 20% or more of the Company's common stock, unless the tender or exchange offer is for all outstanding shares of the Company upon terms determined by the Company's continuing directors to be in the best interests of the Company and its shareholders. When exercisable, the rights would entitle the holders (other than the acquirer) to buy shares of the Company's common stock having a market value equal to two times the right's exercise price or, in certain circumstances, to buy shares of the acquiring company having a market value equal to two times the right's exercise price.

Treasury Shares

At June 30, 2005, 894,000 shares of the Company's common stock held as treasury shares are restricted as collateral under escrow arrangements relating to certain change in control and director and officer indemnification agreements.

NOTE_10: BENEFIT PLANS

Retirement Savings Plan

Substantially all associates of the Company's U.S. operations participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company makes a discretionary profit-sharing contribution to the Retirement Savings Plan generally based upon a percentage of the Company's domestic income before income taxes and before the amount of the contribution (5% for 2005, 2004, and 2003). The Company also partially matches 401(k) contributions by participants, who may elect to contribute up to 50 percent of their compensation. The matching contribution is made with the Company's common stock and is determined quarterly using rates based on achieving certain quarterly earnings per share levels (ranging from 25% to 100% of the first 6% of compensation contributed to the plan).

      The Company's expense for contributions to the above plan was $9,947, $6,808 and $3,990 for the years ended June 30, 2005, 2004, and 2003, respectively.

Deferred Compensation Plans

The Company has deferred compensation plans that enable certain associates of the Company to defer receipt of a portion of their compensation and non-employee directors to defer receipt of director fees. The Company funds these deferred compensation liabilities by making contributions to rabbi trusts. Contributions consist of Company common stock and investments in money market and mutual funds.

Post-Employment Benefit Plans

The Company provides the following post-employment benefits:

      Supplemental Executive Retirement Benefit Plan

      The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable at retirement based upon a percentage of the participant's compensation.

      Qualified Defined Benefit Retirement Plan

      The Company has a qualified defined benefit retirement plan that provides benefits to certain hourly employees at retirement. The benefits are based on length of service and date of retirement.

      Salary Continuation Benefits

      The Company has agreements with certain retirees to pay monthly retirement benefits for a period not in excess of 15 years. The discount rate used in determining the benefit obligation was 5.0% and 5.5% at June 30, 2005 and 2004, respectively.

      Retiree Medical Benefits

      The Company provides health care benefits to eligible retired associates who elect to pay the Company a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are partially subsidized by the Company. Additionally, in conjunction with a fiscal 1998 acquisition, the Company assumed the obligation for a post-retirement medical benefit plan which provides health care benefits to eligible retired associates at no cost to the individual.

The changes in benefit obligations, plan assets and funded status for the plans described above were as follows:

                                                   Pension Benefits        Other Benefits
                                                ----------------------  --------------------
                                                   2005        2004        2005      2004
                                                ----------  ----------  ---------  ---------
Change in benefit obligation:
Benefit obligation at beginning of the year     $   25,640  $   20,830  $   5,011  $   5,225
Service cost                                         1,274       1,051         48         57
Interest cost                                        1,638       1,250        292        304
Plan participants' contributions                                               24         21
Benefits paid                                       (1,174)     (2,446)      (354)      (255)
Amendments                                             258       2,036
Actuarial loss (gain) during year                    4,399       2,919        188       (341)
                                                ----------  ----------  ---------  ---------
Benefit obligation at June 30                   $   32,035  $   25,640  $   5,209  $   5,011
                                                ==========  ==========  =========  =========

Change in plan assets:
Fair value of plan assets at beginning of year  $    4,472  $    3,985
Actual return on plan assets                           445         581
Employer contribution                                1,088       2,352  $     330  $     234
Plan participants' contributions                                               24         21
Benefits paid                                       (1,174)     (2,446)      (354)      (255)
                                                ----------  ----------  ---------  ---------
Fair value of plan assets at June 30            $    4,831  $    4,472  $       0  $       0
                                                ==========  ==========  =========  =========

Reconciliation of funded status:
Funded status                                   $  (27,204) $  (21,168) $  (5,209) $  (5,011)
Unrecognized net loss                               10,929       7,102        490        316
Unrecognized prior service cost                      4,597       4,965        146        195
                                                ----------  ----------  ---------  ---------
Accrued benefit cost at June 30                 $  (11,678) $   (9,101) $  (4,573) $  (4,500)
                                                ==========  ==========  =========  =========

The weighted average actuarial assumptions at June 30 used to determine benefit obligations for the plans were as follows:

                                Pension Benefits    Other Benefits
                                ----------------    --------------
                                2005        2004    2005      2004
                                ----        ----    ----      ----
Discount rate                    5.0%        6.0%    5.0%      6.0%
Expected return on plan assets   8.0%        8.0%    N/A       N/A
Rate of compensation increase    5.5%        5.5%    N/A       N/A

The amounts recognized on the balance sheet at June 30 were as follows:

                                           Pension Benefits         Other Benefits
                                        ----------------------  ----------------------
                                           2005        2004        2005        2004
                                        ----------  ----------  ----------  ----------
Prepaid benefit cost                    $    1,883  $    1,949
Accrued benefit liability                  (22,658)    (14,631) $   (4,573) $   (4,500)
Intangible asset                             4,597       3,581
Accumulated other comprehensive income       4,500
                                        ----------  ----------  ----------  ----------
Net amount recognized                   $   11,678  $   (9,101) $   (4.573) $   (4,500)
                                        ==========  ==========  ==========  ==========

Increase in the additional minimum liability included in other comprehensive income for the year ended June 30, 2005, was $4,500, or $2,858 net of tax.

The accumulated benefit obligations were approximately $25,606 and $18,568 at June 30, 2005 and 2004, respectively.

The following table provides information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets:

                                            Pension Benefits
                                          ---------------------
                                             2005       2004
                                          ----------  ---------
Projected benefit obligations             $   32,035  $  21,704
Accumulated benefit obligations               25,606     14,632
Fair value of plan assets at end of year       4,831          0

             Applied Industrial Technologies, Inc. and Subsidiaries

The net periodic costs are as follows:

                                               Pension Benefits                   Other Benefits
                                      ---------------------------------   ------------------------------
                                         2005       2004        2003        2005       2004       2003
                                      ---------   ---------   ---------   --------   --------   --------
Service cost                          $   1,274   $   1,051   $     712   $     48   $     57   $     63
Interest cost                             1,638       1,250       1,123        292        304        287
Expected return on plan assets             (353)       (315)       (258)
Recognized net actuarial loss (gain)        479         220          74         14         19         (6)
Amortization of prior service cost          627         590         475         49         49         49
                                      ---------   ---------   ---------   --------   --------   --------
Net periodic cost                     $   3,665   $   2,796   $   2,126   $    403   $    429   $    393
                                      =========   =========   =========   ========   ========   ========

The assumed health care cost trend rates used in measuring the accumulated benefit obligation for post-retirement benefits other than pensions were 9% as of June 30, 2005 and 10% as of June 30, 2004 decreasing to 5% by 2010. A one-percentage point change in the assumed health care cost trend rates would have had the following effects as of June 30, 2005 and for the year then ended:

                                               One-Percentage   One-Percentage
                                               Point Increase   Point Decrease
                                               --------------   --------------
Effect on total service and interest cost
 components of periodic expense                $           50   $          (41)

Effect on post-retirement benefit obligation   $          692   $         (572)

Obligations and Funded Status Plan Assets

Applied Industrial Technologies, Inc.'s Qualified Defined Benefit Retirement Plan weighted average asset allocation at fiscal year end 2005 and 2004, and target allocation for 2006 are as follows:

                      Target     Percentage of Pension Plan
                    Allocation   Assets At Fiscal Year End
                    ----------   --------------------------
                       2006      2005                  2004
                    ----------   ----                  ----
Asset Category:
 Equity Securities          60%    62%                   62%
 Debt Securities            32     32                    31
 Other                       8      6                     7
                    ----------   ----                  ----
   Total                   100%   100%                  100%
                    ==========   ====                  ====

Equity securities do not include any Applied Industrial Technologies, Inc. common stock at June 30, 2005 or 2004.

      The Company has established an investment policy and regularly monitors the performance of the assets of the trust maintained in conjunction with the Qualified Defined Benefit Retirement Plan. The strategy implemented by the trustee of the Qualified Defined Benefit Retirement Plan is to achieve long-term objectives and invest the pension assets in accordance with ERISA and fiduciary standards. The long-term primary objectives are to provide for a reasonable amount of long-term capital, without undue exposure to risk; to protect the Qualified Defined Benefit Retirement Plan assets from erosion of purchasing power; and to provide investment results that meet or exceed the actuarially assumed long-term rate of return. The expected long-term rate of return on assets assumption was developed by considering the historical returns and the future expectations for returns of each asset class as well as the target asset allocation of the pension portfolio.

Cash Flows

      Employer Contributions

      The Company expects to contribute $740 to its retirement benefit plans and $300 to its other benefit plans in 2006.

      Estimated Future Benefit Payments

      The Company expects to make the following benefit payments, which reflect expected future service:

During Fiscal Years   Retirement Benefits   Other Benefits
-------------------   -------------------   --------------
2006                       $     900           $   300
2007                           4,800               300
2008                           1,200               300
2009                           1,200               300
2010                           1,300               300
2011 through 2015             18,000             1,700

NOTE_11: COMMITMENTS, LEASE OBLIGATIONS AND RENT EXPENSES

The Company leases its corporate headquarters facility along with certain service center and distribution center facilities, vehicles and equipment under non-cancelable lease agreements accounted for as operating leases. The minimum annual rental commitments under non-cancelable operating leases are $16,900 in 2006, $12,700 in 2007, $10,000 in 2008, $7,800 in 2009, $5,400 in 2010 and
$16,200 after 2010.

      Rental expenses incurred for operating leases, principally from leases for real property, vehicles and computer equipment were $25,500 in 2005, $26,900 in 2004, and $30,100 in 2003.

      The Company had outstanding letters of credit of $8,500 at June 30, 2005. These letters of credit secure certain insurance obligations.

      In connection with the construction and lease of its corporate headquarters facility, the Company has guaranteed repayment of a total of $5,678 of taxable development revenue bonds issued by Cuyahoga County and the Cleveland-Cuyahoga County Port Authority. These bonds were issued with a 20-year term and are scheduled to mature in March 2016. Any default, as defined in the guarantee agreements, would obligate Applied for the full amount of the outstanding bonds through maturity. Due to the nature of the guarantee, the Company has not recorded any liability on the financial statements.

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

      In December 2003, the Company paid the $2,990 outstanding balance of bank debt for iSource and assumed the bank's rights under the loan agreement. Prior to assuming the loan, the Company had guaranteed the bank debt of iSource.

      In the event of a default and subsequent payout under any or all guarantees, the Company maintains the right to pursue all legal options available to mitigate its exposure.

NOTE_12: SEGMENT INFORMATION

The Company has identified one reportable segment: Service Center Based Distribution. The Service Center Based Distribution segment provides customers with solutions to their maintenance, repair and original equipment manufacturing needs through the distribution of industrial products including bearings, power transmission components, fluid power components, industrial rubber products, linear motion products, safety products, general maintenance and a variety of mill supply products. The "Other" column consists of the aggregation of all other non-Service Center Based Distribution operations that sell directly to customers, including separate fluid power operations.

      The accounting policies of the Company's reportable segment and its other businesses are the same as those described in Note 1. Sales between the Service Center Based Distribution segment and the other businesses are not significant. Operating results are in the United States, Canada and Mexico. Operations in Canada and Mexico represent 10.4% of the total net sales of Applied. In addition, approximately 28.4% of these operations' net sales are included in the "Other" column relating to the fluid power business. The long-lived assets located outside of the United States are not material.

Segment Financial Information:

                                Service Center
                              Based Distribution     Other        Total
                              ------------------   ----------   ----------
YEAR ENDED JUNE 30, 2005
Net sales                         $1,601,531       $  115,524   $1,717,055
Operating income                      83,059            7,183       90,242
Assets used in the business          660,616           29,554      690,170
Depreciation                          13,135              697       13,832
Capital expenditures                   8,789              419        9,208
                              --------------       ----------   ----------

Year Ended June 30, 2004
Net sales                         $1,419,386       $   97,618   $1,517,004
Operating income                      55,737            4,127       59,864
Assets used in the business          572,617           24,224      596,841
Depreciation                          13,704              677       14,381
Capital expenditures                  14,098              285       14,383
                              --------------       ----------   ----------

Year Ended June 30, 2003
Net sales                         $1,373,961       $   90,406   $1,464,367
Operating income (loss)               43,358             (420)      42,938
Assets used in the business          530,540           22,864      553,404
Depreciation                          13,704              765       14,469
Capital expenditures                  12,284              521       12,805
                              --------------       ----------   ----------

             Applied Industrial Technologies, Inc. and Subsidiaries

A reconciliation from the segment operating profit to the consolidated balance is as follows:

                                                Year Ended June 30
                                           2005        2004        2003
                                         --------    --------    --------
Operating income for reportable segment  $ 83,059    $ 55,737    $ 43,358
Other operating income (loss)               7,183       4,127        (420)
Adjustments for:
  Amortization of intangibles                (993)       (826)       (781)
  Corporate and other expense, net (a)     (1,281)     (7,590)     (5,903)
                                         --------    --------    --------
Total operating income                     87,968      51,448      36,254
Interest expense, net                       4,730       5,409       5,298
Other (income) expense, net                (3,101)       (432)         24
                                         --------    --------    --------
Income before income taxes               $ 86,339    $ 46,471    $ 30,932
                                         ========    ========    ========

      (a) The change in corporate and other expense, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include miscellaneous corporate charges for working capital, logistics support and other items.

Net sales by product category are as follows:

                             Year Ended June 30
                     2005           2004         2003
                  -----------   -----------   ----------
Industrial        $ 1,442,308   $ 1,281,037   $1,243,377
Fluid power (b)       274,747       235,967      220,990
                  -----------   -----------   ----------
Net sales         $ 1,717,055   $ 1,517,004   $1,464,367
                  ===========   ===========   ==========

      (b) The fluid power product category includes sales of hydraulic, pneumatic, lubrication and filtration components, and systems and repair services through the Company's service centers as well as the fluid power businesses.

NOTE_13: LITIGATION

The Company is a party to various pending judicial and administrative proceedings. Based on circumstances currently known, the Company does not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE_14: OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

                                                       Year Ended June 30
                                                   2005       2004       2003
                                                  -------    -------    -------
Benefit from payouts on corporate-owned life
   insurance policies                             $(2,945)
Unrealized loss on cross currency swap                901    $   355    $   464
Unrealized (gain) on deferred
   compensation trusts                               (518)      (781)       (30)
Benefit from settlement of fiscal 2000 property
   insurance claim                                                       (2,133)
Gain on sale of investments available for sale       (166)
Loss on iSource                                                           2,085
Other                                                (373)        (6)      (362)
                                                  -------    -------    -------
Total other (income) expense, net                 $(3,101)   $  (432)   $    24
                                                  =======    =======    =======

The Company is the owner and beneficiary under life insurance policies acquired in conjunction with a fiscal 1998 acquisition, with benefits in force of $13,885 and a net cash surrender value of $2,370 at June 30, 2005.

      During the year ended June 30, 2003, the Company recorded a liability consisting of $1,150 for potential losses on the Company's investment in iSource, $550 for allowances on advances to iSource and $385 for the Company's share of iSources's net losses. In accordance with FIN 46, "Consolidation of Variable Interest Entities," iSource's financial statements were consolidated with the Company's beginning in July 2003 (see Notes 1 and 11 for further discussion on iSource).

REPORT of Independent Registered Public Accounting Firm

                                                                 [DELOITTE LOGO]

      To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Applied Industrial Technologies, Inc. and subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

            As discussed in Notes 1 and 9 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

      Deloitte & Touche LLP
      Cleveland, Ohio

      August 19, 2005

MANAGEMENT'S Report on Internal Control Over Financial Reporting

The Management of Applied Industrial Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chairman & Chief Executive Officer and the Vice President - Chief Financial Officer & Treasurer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

      The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's Management and Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

      Because of inherent limitations, internal control over financial reporting can provide only reasonable, not absolute, assurance with respect to the preparation and presentation of the consolidated financial statements and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

      Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005. This evaluation was based on the criteria set forth in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Management determined that the Company's internal control over financial reporting was effective as of June 30, 2005.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

August 19, 2005

         /s/ David L. Pugh
         -----------------
         David L. Pugh
         Chairman & Chief Executive Officer

         /s/ Bill L. Purser
         ------------------
         Bill L. Purser
         President & Chief Operating Officer

         /s/ Mark O. Eisele
         ------------------
         Mark O. Eisele
         Vice President, Chief Financial Officer & Treasurer

         /s/ Daniel T. Brezovec
         ----------------------
         Daniel T. Brezovec
         Corporate Controller

REPORT of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Applied Industrial Technologies, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related statements of consolidated income, shareholders' equity and cash flows as of and for the year ended June 30, 2005 of the Company and our report dated August 19, 2005, expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Cleveland, Ohio

August 19, 2005

             Applied Industrial Technologies, Inc. and Subsidiaries

QUARTERLY OPERATING Results and Market Data (Unaudited)

                                                                                            Per Common Share (C) (D)
                                                                                   ------------------------------------------
                                                                                     Net                      Price Range
(Dollars in thousands,         Net            Gross      Operating       Net       Income-     Cash      -------------------
except per share amounts)     Sales          Profit       Income        Income     Diluted    Dividend     High         Low
                            ----------     ----------    ---------     --------    --------   --------    -------     -------
2005 (A) (B)
First Quarter               $  413,126     $  109,522     $ 21,503     $ 13,040     $ 0.43     $ 0.09     $ 23.83     $ 17.59
Second Quarter                 404,139        103,948       17,223        9,980       0.33       0.09       32.00       22.24
Third Quarter                  446,470        119,293       24,080       16,336       0.53       0.12       30.02       22.78
Fourth Quarter                 453,320        122,086       25,162       15,983       0.52       0.12       33.90       24.20
                            ----------     ----------     --------     --------     ------     ------
                            $1,717,055     $  454,849     $ 87,968     $ 55,339     $ 1.80     $ 0.43
                            ==========     ==========     ========     ========     ======     ======

2004 (A) (B)
First Quarter               $  361,146     $   93,477     $  8,996     $  4,832     $ 0.17     $ 0.08     $ 15.33     $ 13.17
Second Quarter                 359,711         95,166        9,250        5,133       0.17       0.08       16.57       13.23
Third Quarter                  391,053        104,423       14,880       10,611       0.36       0.08       17.44       13.13
Fourth Quarter                 405,094        109,077       18,322       10,895       0.37       0.08       20.23       14.97
                            ----------     ----------     --------     --------     ------     ------
                            $1,517,004     $  402,143     $ 51,448     $ 31,471     $ 1.07     $ 0.32
                            ==========     ==========     ========     ========     ======     ======

2003 (A)
First Quarter               $  368,019     $   89,902     $  7,844     $  3,905     $ 0.13     $ 0.08     $ 13.17     $  9.87
Second Quarter                 355,707         91,191        7,320        3,860       0.13       0.08       12.82        9.80
Third Quarter                  368,203         97,732       10,154        4,383       0.15       0.08       12.57       10.24
Fourth Quarter                 372,438        100,470       10,936        7,684       0.27       0.08       14.07       11.07
                            ----------     ----------     --------     --------     ------     ------
                            $1,464,367     $  379,295     $ 36,254     $ 19,832     $ 0.69     $ 0.32
                            ==========     ==========     ========     ========     ======     ======

(A) Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are primarily made based upon the annual physical inventory and the effect of year-end inventory quantities on LIFO costs. Fourth quarter adjustments in 2005, 2004 and 2003 increased gross profit by $1,612, $3,283 and $4,410; net income by $981, $2,131 and $2,682 and diluted net income per share by $0.03, $0.07, and $0.09 respectively. While there were no LIFO layer liquidations for the year ended June 30, 2005, reductions in year-end inventories during the fiscal years ended June 30, 2004 and 2003 resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these liquidations for the years ended June 30, 2004 and 2003 increased gross profit by $672 and $741, net income by $420 and $453 and net income per share by $0.01 and $0.01, respectively.

(B) Effective July 1, 2003, the Company adopted for stock options and SARs the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," using the modified prospective method for the transition. Under the modified prospective method, stock based compensation cost recognized during this fiscal year for stock options and SARs is the same as that which would have been recognized had the fair value recognition provisions been applied to all awards granted after July 1, 1995. During the years ended June 30, 2005 and 2004, compensation expense recorded for stock options and SARs compensation was $2,111 and $1,586, ($1,353 and $1,074 net of tax) or $0.04 and $0.03 per share respectively.

(C) On August 15, 2005 there were 6,043 shareholders of record including 3,615 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company's common stock is listed on the New York Stock Exchange. The closing price on August 15, 2005 was $35.72 per share.

(D) All per share data have been restated to reflect a 3-for-2 stock split effective December 17, 2004.

             Applied Industrial Technologies, Inc. and Subsidiaries

10 Year SUMMARY


(Dollars in thousands, except per share amounts and
statistical data)                                           2005             2004             2003             2002
                                                         ----------       ----------       ----------       ----------
Consolidated Operations-

 Year Ended June 30
 Net sales                                               $1,717,005       $1,517,004       $1,464,367       $1,446,569
 Operating income                                            87,968           51,448           36,254           30,834
 Income before cumulative effect
  of accounting change                                       55,339           31,471           19,832           14,755
 Net income                                                  55,339           31,471           19,832            2,655
 Per share data (B)
  Income before cumulative effect
   of accounting change
    Basic                                                      1.87             1.09             0.70             0.51
    Diluted                                                    1.80             1.07             0.69             0.51
  Net Income
    Basic                                                      1.87             1.09             0.70             0.09
    Diluted                                                    1.80             1.07             0.69             0.09
  Cash dividend                                                0.43             0.32             0.32             0.32

Year End Position - June 30
Working capital                                          $  345,806       $  286,022       $  259,359       $  250,644
Long-term debt                                               76,977           77,767           78,558           83,478
Total assets                                                690,170          596,841          553,404          534,566
Shareholders' equity                                        393,287          339,535          307,856          298,147

Year End Statistics - June 30
Current ratio                                                   2.9              2.9              2.8              2.9
Operating facilities                                            440              434              440              449
Shareholders of record (A)                                    6,079            6,154            6,157            6,455

(A) Includes participant-shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan, and since 1998, shareholders in the Automatic Dividend Reinvestment Plan.

(B) All per share data have been restated to reflect a 3-for-2 stock split effective December 17, 2004.

   2001             2000             1999             1998             1997              1996
----------       ----------       ----------       ----------       ----------       ----------
$1,625,755       $1,601,084       $1,555,424       $1,518,615       $1,182,152       $1,164,778
    55,001           57,779           42,269           58,520           50,599           49,281

    28,048           31,048           19,933           30,125           27,092           23,334
    28,048           31,048           19,933           30,125           27,092           23,334

      0.95             1.01             0.62             0.93             0.98             0.84
      0.94             1.00             0.62             0.92             0.96             0.83

      0.95             1.01             0.62             0.93             0.98             0.84
      0.94             1.00             0.62             0.92             0.96             0.83
      0.32             0.32             0.31             0.27             0.24              .24

$  279,001       $  255,132       $  258,730       $  221,766       $  164,723       $  151,956
   113,494          112,168          126,000           90,000           51,428           62,857
   578,854          594,667          574,349          606,091          394,114          404,072
   311,518          299,331          293,586          299,502          212,874          192,264

       3.2              2.6              3.0              2.1              2.4              2.1
       469              478              444              449              377              376
     6,697            6,548            6,869            6,731            4,676            4,636