Form 10-Q
period 2005-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2005-10-28
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

        _________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

Shares of common stock outstanding on October 17, 2005     29,906,701
                                                         (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                              Page No.
                                                                              --------
Part I:  FINANCIAL INFORMATION

         Item 1: Financial Statements

                 Condensed Statements of Consolidated Income -
                 Three Months Ended September 30, 2005 and 2004                      2

                 Condensed Consolidated Balance Sheets -
                 September 30, 2005 and June 30, 2005                                3

                 Condensed Statements of Consolidated Cash Flows -
                 Three Months Ended September 30, 2005 and 2004                      4

                 Notes to Condensed Consolidated Financial Statements            5 - 8

                 Review By Independent Registered Public Accounting Firm             9


         Item 2: Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 10 - 13

         Item 3: Quantitative and Qualitative Disclosures About Market Risk         14

         Item 4: Controls and Procedures                                            15

Part II: OTHER INFORMATION

         Item 1: Legal Proceedings                                                  16

         Item 2: Unregistered Sales of Equity Securities & Use of Proceeds          16

         Item 6: Exhibits                                                           17

Signatures                                                                          19

Exhibit Index

Exhibits

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
             (Dollar amounts in thousands, except per share amounts)

                                                                      Three Months Ended
                                                                         September 30
                                                                     -------------------
                                                                       2005       2004
                                                                     --------   --------
Net Sales                                                            $443,205   $413,126
Cost of Sales                                                         320,901    303,604
                                                                     --------   --------
Gross Profit                                                          122,304    109,522
Selling, Distribution and Administrative Expenses                      94,502     88,019
                                                                     --------   --------
Operating Income                                                       27,802     21,503
Interest Expense, net                                                     772      1,303
Other Expense (Income), net                                               150       (270)
                                                                     --------   --------
Income Before Income Taxes                                             26,880     20,470
Income Taxes                                                           10,030      7,430
                                                                     --------   --------
Net Income                                                           $ 16,850   $ 13,040
                                                                     ========   ========
Net Income Per Share - Basic                                         $   0.56   $   0.45
                                                                     ========   ========
Net Income Per Share - Diluted                                       $   0.54   $   0.43
                                                                     ========   ========
Cash dividends per common share                                      $   0.12   $   0.09
                                                                     ========   ========
Weighted average common shares outstanding for basic computation       29,975     29,238
Dilutive effect of stock options and awards                             1,093        930
                                                                     --------   --------
Adjusted average common shares outstanding for diluted computation     31,068     30,168
                                                                     ========   ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                                   September 30    June 30
                                                                       2005         2005
                                                                   ------------   --------
                                     ASSETS

Current assets
   Cash and temporary investments                                    $ 96,791     $127,136
   Accounts receivable, less allowances of $6,300 and $6,500          215,020      202,226
   Inventories  (at LIFO)                                             200,935      175,533
   Other current assets                                                23,928       22,606
                                                                     --------     --------
Total current assets                                                  536,674      527,501
Property, less accumulated depreciation of $109,892 and $106,619       71,219       71,441
Goodwill                                                               51,971       51,083
Other assets                                                           40,810       40,145
                                                                     --------     --------
TOTAL ASSETS                                                         $700,674     $690,170
                                                                     ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                  $105,409     $ 99,047
   Other accrued liabilities                                           75,734       82,648
                                                                     --------     --------
Total current liabilities                                             181,143      181,695
Long-term debt                                                         76,779       76,977
Other liabilities                                                      40,950       38,211
                                                                     --------     --------
TOTAL LIABILITIES                                                     298,872      296,883
                                                                     --------     --------
Shareholders' Equity
Preferred stock - no par value; 2,500 shares authorized; none issued or outstanding
Common stock - no par value; 50,000 shares authorized;
   36,143 shares issued                                                10,000       10,000
Additional paid-in capital                                            105,971      103,240
Income retained for use in the business                               367,758      354,521
Treasury shares - at cost, 6,241 and 6,142 shares                     (81,847)     (72,660)
Unearned restricted common stock compensation                            (755)        (825)
Accumulated other comprehensive income (loss)                             675         (989)
                                                                     --------     --------
   TOTAL SHAREHOLDERS' EQUITY                                         401,802      393,287
                                                                     --------     --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $700,674     $690,170
                                                                     ========     ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                                                Three Months Ended
                                                                                  September 30
                                                                               -------------------
                                                                                 2005       2004
                                                                               --------   --------
Cash Flows from Operating Activities
   Net income                                                                  $ 16,850   $ 13,040
   Adjustments to reconcile net income to cash used in operating activities:
      Depreciation                                                                3,198      3,499
      Stock based compensation and amortization of other intangible assets          689        540
      Gain on sale of property                                                      (12)      (291)
      Changes in operating assets and liabilities, net of effects from
         acquisition of business                                                (24,279)   (20,401)
      Treasury shares contributed to employee benefit and deferred
         compensation plans                                                       3,046      3,764
      Other - net                                                                  (198)      (197)
                                                                               --------   --------
Net Cash used in Operating Activities                                              (706)       (46)
                                                                               --------   --------
Cash Flows from Investing Activities
   Property purchases                                                            (1,670)    (1,758)
   Proceeds from property sales                                                      45        398
   Net cash paid for acquisition of business                                    (15,735)        --
   Deposits and other                                                               290       (877)
                                                                               --------   --------
Net Cash used in Investing Activities                                           (17,070)    (2,237)
                                                                               --------   --------
Cash Flows from Financing Activities
   Dividends paid                                                                (3,613)    (2,753)
   Purchases of treasury shares                                                 (10,178)    (5,987)
   Exercise of stock options                                                        867      4,377
                                                                               --------   --------
Net Cash used in Financing Activities                                           (12,924)    (4,363)
                                                                               --------   --------
Effect of exchange rate changes on cash                                             355        171
                                                                               --------   --------
Decrease in cash and temporary investments                                      (30,345)    (6,475)
Cash and temporary investments at beginning of period                           127,136     69,667
                                                                               --------   --------
Cash and Temporary Investments at End of Period                                $ 96,791   $ 63,192
                                                                               ========   ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the three month periods ended September 30, 2005 and 2004 have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Applied Industrial Technologies, Inc. (the Company) Annual Report on Form 10-K for the year ended June 30, 2005.

     Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2006.

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

2.   STOCK OPTIONS

     Effective July 1, 2005, the Company adopted SFAS 123(R) (revised 2004), "Share-Based Payments," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." Generally, the approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123 which the Company adopted effective July 1, 2003. The adoption of SFAS 123(R) did not have a material impact on the Company's consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

3.   SEGMENT INFORMATION

     The accounting policies of the Company's reportable segment and its other businesses are the same as those used to prepare the condensed consolidated financial statements. Sales between the service center based distribution segment and the other businesses are not significant.

SEGMENT FINANCIAL INFORMATION:

                                        SERVICE CENTER
                                             BASED
                                         DISTRIBUTION     OTHER      TOTAL
                                        --------------   -------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2005
Net sales                                  $412,566      $30,639   $443,205
Operating income                             24,234        2,116     26,350
Assets used in business                     649,701       50,973    700,674
Depreciation                                  3,016          182      3,198
Capital expenditures                          1,628           42      1,670
                                           --------      -------   --------

THREE MONTHS ENDED SEPTEMBER 30, 2004
Net sales                                  $385,627      $27,499   $413,126
Operating income                             19,158        1,916     21,074
Assets used in business                     587,483       25,519    613,002
Depreciation                                  3,332          167      3,499
Capital expenditures                          1,730           28      1,758
                                           --------      -------   --------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                   THREE MONTHS ENDED
                                      SEPTEMBER 30
                                   ------------------
                                     2005      2004
                                   -------   -------
Operating income for
   reportable segment              $24,234   $19,158
Other operating income               2,116     1,916
Adjustments for:
   Other intangible amortization      (126)     (179)
   Corporate and other income,
      net of allocations (a)         1,578       608
                                   -------   -------
Total operating income              27,802    21,503
Interest expense, net                  772     1,303
Other expense (income), net            150      (270)
                                   -------   -------
Income before income taxes         $26,880   $20,470
                                   =======   =======

     (a) The change in corporate and other income, net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

     The Company has operations in the United States, Canada and Mexico. Net sales by the Company's Canadian and Mexican operations represented 11.8% and 10.0% of its total net sales during the three months ended September 30, 2005 and 2004, respectively. The Canadian operations' sales (in U.S. dollars) were $46,554 and $37,145 during the three months ended September 30, 2005 and 2004, respectively.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                        Three Months Ended
                                                           September 30
                                                        ------------------
                                                          2005      2004
                                                        -------   -------
Net income                                              $16,850   $13,040
Other comprehensive income (loss):
   Unrealized loss on hedge transactions, net of
      income tax of $(118) and $(163)                      (183)     (269)
   Foreign currency translation
      adjustment, net of income tax of $570 and $408      1,822       728
   Unrealized gain on investment securities available
      for sale, net of income tax of $15                     25        --
                                                        -------   -------
   Total comprehensive income                           $18,514   $13,499
                                                        =======   =======

5.   BENEFIT PLANS

     The following table provides summary disclosures of the net periodic benefit costs recognized for the Company's Supplemental Executive Retirement Benefits Plan, qualified retirement plan, salary continuation benefits and retiree medical benefits:

                                          Pension Benefits   Other Benefits
                                          ----------------   --------------
                                            2005    2004       2005   2004
                                           ------   ----       ----   ----
THREE MONTHS ENDED SEPTEMBER 30

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                               $  362   $318        $14   $ 12
Interest cost                                 396    377         63     73
Expected return on plan assets                (95)   (88)        --     --
Recognized net actuarial loss                 196    120          7      4
Amortization of prior service cost            157    157         12     12
                                           ------   ----        ---   ----
Net periodic pension cost                  $1,016   $884        $96   $101
                                           ======   ====        ===   ====

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

     The company contributed $199 to its pension benefit plan and $7 to its other benefit plans in the three months ended September 30, 2005. Expected contributions for the full fiscal year are $740 for the pension benefit plans and $300 for its other benefit plans.

6.   BUSINESS COMBINATION

     On September 30, 2005, the Company acquired certain assets and assumed certain liabilities of Spencer Industries, Inc. ("Spencer Fluid Power"), a distributor of fluid power products, for $15,735 in cash and have included them in the September 30, 2005 condensed consolidated balance sheet. The results of the acquired operations will be included in the condensed consolidated income statement and in our other segment for segment reporting beginning October 1, 2005. Results of operations for this acquisition are not material for all periods presented.

     The preliminary fair values of the acquired assets and liabilities assumed at the date of acquisition are as follows:

Accounts receivable, net   $ 6,345
Inventory, net               9,922
Other current assets         1,017
Property                       994
Other assets                    82
Goodwill                       440
Other intangibles              660
                           -------
Total assets acquired       19,460
Liabilities assumed          3,725
                           -------
Net assets acquired        $15,735
                           =======

     The preliminary valuation of other intangibles recognized in connection with this acquisition consists of customer relationships and non-competition agreements. The amortization period is not expected to exceed fifteen years.

7.   SUBSEQUENT EVENT

     On October 12, 2005, the shareholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 50 million shares to 80 million shares.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc. Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of September 30, 2005, and related condensed statements of consolidated income and cash flows for the three-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 19, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Cleveland, Ohio
October 14, 2005

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at September 30, 2005 and June 30, 2005, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Overview

Net income for the three months ended September 30, 2005 increased 29.2% compared to the same quarter in the prior year on a 7.3% increase in sales. Underlying this improvement in net income were the increase in sales and an improvement in gross margin.

The balance sheet continued to strengthen as shareholders' equity exceeded $400.0 million and our current ratio was 3 to 1. Overall inventory balances grew during the quarter due to the acquisition of Spencer Fluid Power, as well as to take advantage of buying opportunities with certain suppliers and the purchase of inventories to meet anticipated demand for our products. Days sales outstanding improved to approximately 40.3 days compared to 43.5 days at September 30, 2004 due to improved collections.

The Company monitors the Purchasing Managers Index (PMI) as published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter these indicators continued to show relative strength in the economy. This however may be negatively impacted by the recent Gulf Coast hurricanes and rising energy prices. The Company's performance traditionally lags these key indicators by approximately 6 months.

The Company expects that fiscal 2006 second quarter sales will rise between 8.9% and 11.3% compared to the same quarter last year. Sales for the entire 2006 fiscal year are expected to be in the range of $1.85 billion to $1.89 billion.

Results Of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Net sales increased 7.3% compared to the prior year due to sales increases at our U.S. service centers, Canadian operations and our U.S. fluid power subsidiaries. The number of selling days in each quarter was the same at 64 days.

U.S. service center sales increased 5.4%, driven by sales mix, and the impact of supplier price increases passed on to customers. Approximately half of this sales increase was a result of the supplier price increases passed on to customers. We estimate hurricanes Katrina and Rita resulted in a loss of approximately $1.5 million in sales during the quarter.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Sales in our Canadian operations improved $9.4 million or 25.3% compared to the prior year. Approximately $5.5 million of the increase was the result of the acquisition of Groupe GLM effective in January 2005. Currency translation effect from the strengthening Canadian dollar increased sales $3.4 million. The remaining sales increase was due to a combination of sales mix, pricing, and increased volume.

Our U.S. fluid power subsidiaries had a sales increase of $1.1 million or 7.0% over the prior year first quarter.

Gross profit as a percentage of sales increased to 27.6% from 26.5%. The increase is primarily the result of improved margin at the U.S. service centers due to improved customer pricing and, to a lesser extent, increased supplier rebates. Supplier rebates increased slightly for the quarter over the prior year as we recorded some rebate benefits in the quarter related to prior fiscal year activity under inventory purchase programs. The criteria under generally accepted accounting principles necessary to permit us to record these rebate benefits were not met until the first quarter.

Selling, distribution and administrative (SD&A) expenses increased 7.4% compared to the prior year and as a percentage of sales, they remained stable at 21.3%. This overall increase in SD&A was primarily driven by higher employee compensation and benefits related to performance driven incentives, higher medical costs and the acquisition of Groupe GLM effective in January 2005.

Average rates paid on borrowings were 6.6% for the quarter ended September 30, 2005 and 6.3% for the same period last year. The increase is due to the increase in foreign currency translation rates. Interest expense-net for the quarter decreased $0.5 million as compared to the prior year due to an increase in interest income on overnight investments. This is due to increases in both the rates earned and average balance of these investments.

Other expense (income), net decreased compared to the prior year due to a non-operating gain of $0.7 million related to the settlement of a life insurance policy in the quarter ended September 30, 2004.

Income tax expense as a percentage of income before taxes was 37.3% for the quarter ended September 30, 2005 compared to 36.3% for the quarter ended September 30, 2004. This increase is due to the beneficial impact of tax-free life insurance proceeds received in the prior year that did not recur in the current quarter, as well as increases in state and local taxes. We expect our full-year fiscal 2006 effective tax rate will be approximately 37.5%.

As a result of the above factors, net income increased by 29.2% compared to the same quarter of last year and net income per share increased 25.6%.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash used by operating activities for the quarter ended September 30, 2005 was $0.7 million. This compares to approximately $.05 million used in operating activities in the same period a year ago. Cash flows from operations are generally lower in our first quarter as we generally increase inventories and pay out fiscal year-end incentives.

Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. During the three month period ended September 30, 2005, inventories increased approximately $25.4 million including $9.9 million from the Spencer Fluid Power acquisition. The increase was also to take advantage of buying opportunities with certain suppliers and the purchase of inventories to meet anticipated demand for our products. Accounts receivable increased $12.8 million during the three months ended September 30, 2005 due to the Spencer Fluid Power acquisition and the overall increase in sales.

Capital expenditures were $1.7 million for the three months ended September 30, 2005 compared to $1.8 million in the prior year. For the entire year the Company expects total capital expenditures to be in the range of $12.0 to $13.0 million. Depreciation expense for the entire year is expected to be within the range of $13.0 million to $14.0 million.

The Company has a $100.0 million revolving credit facility with a group of banks expiring in June 2010. The Company had no borrowings outstanding under this facility at September 30, 2005. Unused lines under this facility, net of outstanding letters of credit, total $91.0 million, and are available to fund future acquisitions or other capital and operating requirements.

The Company has an agreement with Prudential Investment Management, Inc. expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company's discretion with terms of up to twelve years. At September 30, 2005, there was no borrowing under this agreement.

The Company's long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011.

The Board of Directors has authorized the purchase of shares of the Company's common stock for the purpose of funding benefit programs, stock option and award programs, and future business acquisitions. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 295,900 shares of its common stock for $10.2 million during the three months ended September 30, 2005. At September 30, 2005, the Company had remaining authorization to repurchase 535,563 additional shares.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Other Matters

On September 30, 2005, the Company acquired certain assets and assumed certain liabilities of Spencer Industries, Inc., a distributor of fluid power products for approximately $15.7 million and have included them in the September 30, 2005 condensed consolidated balance sheet. The acquisition was paid for from our cash balances. The acquired operations will be reported in the condensed consolidated income statement beginning October 1, 2005.

Cautionary Statement Under Private Securities Litigation Reform Act

Management's Discussion and Analysis and other sections of this Form 10-Q contain statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as "expect," "believe," "intend," "will" and similar expressions. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

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

The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at September 30, 2005. The Company has no interest rate swap agreements outstanding. All of the Company's outstanding long-term debt is currently at fixed interest rates at September 30, 2005 and scheduled for repayment in December 2007 and beyond.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company's net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. For the three months ended September 30, 2005, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.3 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.3 million increase in net income.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         ITEM 4: CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

During the first quarter of Fiscal 2006, there were no material changes in the Company's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Repurchases in the quarter ended September 30, 2005 were as follows:

                                                                     (c) Total Number      (d) Maximum
                                                                        of Shares       Number of Shares
                                                                    Purchased as Part    that May Yet Be
                                          (a) Total   (b) Average      of Publicly       Purchased Under
                                          Number of    Price Paid    Announced Plans      the Plans or
                 Period                     Shares     per Share       or Programs          Programs
                 ------                   ---------   -----------   -----------------   ----------------
July 1, 2005 to July 31, 2005                  -0-                           -0-             831,463
August 1, 2005 to August 31, 2005           50,900       34.19            50,900             780,563
September 1, 2005 to September 30, 2005    245,000       34.44           245,000             535,563
                                           -------       -----           -------             -------
Total                                      295,900       34.40           295,900             535,563
                                           =======       =====           =======             =======

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

(2) During the quarter the Company purchased 60,982 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the aforementioned Board authorization.

ITEM 6. Exhibits.

Exhibit No.   Description
-----------   -----------
    3(a)      Amended and Restated Articles of Incorporation of Applied
              Industrial Technologies, Inc., as amended on October 25, 2005.

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

    4(f)      $100,000,000 Credit Agreement dated as of June 3, 2005 among the
              Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company's Form
              8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

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

    15        Consent of Independent Registered Public Accounting Firm.

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

                                        APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                        (Company)


Date: October 28, 2005                  By: /s/ David L. Pugh
                                            ------------------------------------
                                            David L. Pugh
                                            Chairman & Chief Executive Officer


Date: October 28, 2005                  By: /s/ Mark O. Eisele
                                            ------------------------------------
                                            Mark O. Eisele
                                            Vice President-Chief Financial
                                            Officer & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
3(a)          Amended and Restated Articles of Incorporation of Applied            Attached
              Industrial Technologies, Inc., as amended on October 25, 2005.

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

4(f)          $100,000,000 Credit Agreement dated as of June 3, 2005 among the
              Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company's Form
              8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

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

15            Consent of Independent Registered Public Accounting Firm.            Attached

31            Rule 13a-14(a)/15d-14(a) certifications.                             Attached

32            Section 1350 certifications.                                         Attached