Form 10-Q
period 2005-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2006-01-27
CIK 109563

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                          Commission File Number 1-2299

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   Ohio                                         34-0117420
     (State or other jurisdiction of                          (I.R.S.Employer
     incorporation or organization)                       Identification Number)

   One Applied Plaza, Cleveland, Ohio                             44115
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (216) 426-4000

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Check One:

Large accelerated filer  X    Accelerated filer       Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ---     ---

Shares of common stock outstanding on January 15, 2006 29,434,775
                                                    (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I:  FINANCIAL INFORMATION

   Item 1: Financial Statements

           Condensed Statements of Consolidated Income - Three Months
           and Six Months Ended December 31, 2005 and 2004                    2

           Condensed Consolidated Balance Sheets -
           December 31, 2005 and June 30, 2005                                3

           Condensed Statements of Consolidated Cash Flows -
           Six Months Ended December 31, 2005 and 2004                        4

           Notes to Condensed Consolidated Financial Statements            5-10

           Report of Independent Registered Public Accounting Firm           11

   Item 2: Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  12-18

   Item 3: Quantitative and Qualitative Disclosures About Market Risk        19

   Item 4: Controls and Procedures                                           20

Part II: OTHER INFORMATION

   Item 1: Legal Proceedings                                                 21

   Item 2: Unregistered Sales of Equity Securities and Use of
           Proceeds                                                          21

   Item 4: Submission of Matters to a Vote of Security Holders               22

   Item 6: Exhibits                                                          23

Signatures                                                                   25

Exhibit Index

Exhibits

PART I: FINANCIAL INFORMATION

ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

                                          Three Months Ended     Six Months Ended
                                             December 31            December 31
                                         -------------------   --------------------
                                            2005      2004        2005       2004
                                         ---------  --------   ---------  ---------
Net Sales                                $456,180   $404,139   $899,385   $817,265
Cost of Sales                             334,783    300,191    655,684    603,795
                                         --------   --------   --------   --------
Gross Profit                              121,397    103,948    243,701    213,470
Selling, Distribution and
   Administrative Expenses                 96,183     86,725    190,685    174,744
                                         --------   --------   --------   --------
Operating Income                           25,214     17,223     53,016     38,726
Interest Expense, net                         964      1,331      1,736      2,634
Other (Income) Expense, net                  (314)       112       (164)      (158)
                                         --------   --------   --------   --------
Income Before Income Taxes                 24,564     15,780     51,444     36,250
Income Taxes                                9,270      5,800     19,300     13,230
                                         --------   --------   --------   --------
Net Income                               $ 15,294   $  9,980   $ 32,144   $ 23,020
                                         ========   ========   ========   ========
Earnings Per Share - Basic               $   0.52   $   0.34   $   1.08   $   0.78
                                         ========   ========   ========   ========
Earnings Per Share - Diluted             $   0.50   $   0.33   $   1.04   $   0.76
                                         ========   ========   ========   ========
Cash dividends per common
   share                                 $   0.15   $   0.09   $   0.27   $   0.19
                                         ========   ========   ========   ========
Weighted average common shares
   outstanding for basic computation       29,662     29,580     29,819     29,409

Dilutive effect of stock options
   and awards                               1,016      1,091      1,059      1,061
                                         --------   --------   --------   --------
Adjusted average common shares
   outstanding for diluted computation     30,678     30,671     30,878     30,470
                                         ========   ========   ========   ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                    December 31    June 30
                                                        2005        2005
                                                    -----------   --------
                      ASSETS
Current assets
   Cash and temporary investments                    $ 55,110     $127,136
   Accounts receivable, less allowances
      of $6,200 and $6,500                            212,743      202,226
   Inventories  (at LIFO)                             217,898      175,533
   Other current assets                                32,210       22,606
                                                     --------     --------
Total current assets                                  517,961      527,501
Property, less accumulated depreciation
   of $113,201 and $106,619                            70,340       71,441
Goodwill                                               52,231       51,083
Other assets                                           40,827       40,145
                                                     --------     --------
   TOTAL ASSETS                                      $681,359     $690,170
                                                     ========     ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                  $ 94,370     $ 99,047
   Other accrued liabilities                           60,813       82,648
                                                     --------     --------
Total current liabilities                             155,183      181,695
Long-term debt                                         76,581       76,977
Other liabilities                                      51,587       38,211
                                                     --------     --------
   TOTAL LIABILITIES                                  283,351      296,883
                                                     --------     --------

Shareholders' Equity
Preferred stock - no par value; 2,500
   shares authorized; none issued or
   outstanding
Common stock - no par value;  80,000 and 50,000
   shares authorized;  36,143 shares issued            10,000       10,000
Additional paid-in capital                            106,370      103,240
Income retained for use in the business               378,581      354,521
Treasury shares - at cost, 6,703 and 6,142 shares     (98,873)     (72,660)
Unearned restricted common stock compensation                         (825)
Accumulated other comprehensive income (loss)           1,930         (989)
                                                     --------     --------
   TOTAL SHAREHOLDERS' EQUITY                         398,008      393,287
                                                     --------     --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $681,359     $690,170
                                                     ========     ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Six Months Ended
                                                                                 December 31
                                                                             -------------------
                                                                               2005       2004
                                                                             --------   --------
Cash Flows from Operating Activities
   Net income                                                                $ 32,144   $ 23,020
   Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
      Depreciation                                                              6,624      6,955
      Stock based compensation and amortization of other intangible assets      1,505      1,089
      Gain on sale of property                                                    (60)      (531)
      Changes in operating assets and liabilities, net of
         effects from acquisition of business                                 (61,562)   (39,894)
      Treasury shares contributed to employee benefit and deferred
         compensation plans                                                     4,435      5,492
      Other - net                                                                (396)      (395)
                                                                             --------   --------
Net Cash used in Operating Activities                                         (17,310)    (4,264)
                                                                             --------   --------
Cash Flows from Investing Activities
   Property purchases                                                          (4,189)    (3,973)
   Proceeds from property sales                                                   145      1,661
   Net cash paid for acquisition of businesses                                (16,298)
   Deposits and other                                                            (195)    (1,095)
                                                                             --------   --------
Net Cash used in Investing Activities                                         (20,537)    (3,407)
                                                                             --------   --------
Cash Flows from Financing Activities
   Dividends paid                                                              (8,084)    (5,539)
   Purchases of treasury shares                                               (28,096)    (7,234)
   Exercise of stock options                                                    1,165      7,556
                                                                             --------   --------
Net Cash used in Financing Activities                                         (35,015)    (5,217)
                                                                             --------   --------
Effect of exchange rate changes on cash                                           836        526
                                                                             --------   --------
Decrease in cash and temporary investments                                    (72,026)   (12,362)
Cash and temporary investments at beginning of period                         127,136     69,667
                                                                             --------   --------
Cash and Temporary Investments at End of Period                              $ 55,110   $ 57,305
                                                                             ========   ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Dollar amounts in thousands, except per share amounts) (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the condensed consolidated balance sheet as of December 31, 2005 and the condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2005 and 2004 and of consolidated cash flows for the six-month periods ended December 31, 2005 and 2004 have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Applied Industrial Technologies, Inc. (the Company) Annual Report on Form 10-K for the year ended June 30, 2005.

     Operating results for the three-month and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2006.

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

2.   STOCK OPTIONS

     The Company has been recording expense for stock options and appreciation rights under SFAS No. 123, "Accounting for Stock-Based Compensation", since July 1, 2003. Effective July 1, 2005, the Company adopted SFAS No. 123(R) (revised 2004), "Share-Based Payments", which is a revision of SFAS No.
     123. Generally, the approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. The adoption of SFAS No. 123(R) did not have a material impact on the Company's consolidated financial statements.

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

SEGMENT FINANCIAL INFORMATION:

                                         SERVICE CENTER
                                       BASED DISTRIBUTION    OTHER      TOTAL
                                       ------------------   -------   --------
THREE MONTHS ENDED DECEMBER 31, 2005
Net sales                                   $412,420        $43,760   $456,180
Operating income                              26,291          2,774     29,065
Depreciation                                   3,154            272      3,426
Capital expenditures                           2,400            119      2,519
                                            ========        =======   ========

THREE MONTHS ENDED DECEMBER 31, 2004
Net sales                                   $376,269        $27,870   $404,139
Operating income                              16,750          1,720     18,470
Depreciation                                   3,284            172      3,456
Capital expenditures                           2,109            106      2,215
                                            ========        =======   ========

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                           THREE MONTHS ENDED
                                              DECEMBER 31,
                                           ------------------
                                              2005      2004
                                            -------   -------
Operating income:
   Service Center based distribution        $26,291   $16,750
   Other                                      2,774     1,720
Adjustments for:
   Other intangible amortization expense       (141)     (185)
   Corporate and other expenses,
      net of allocations (a)                 (3,710)   (1,062)
                                            -------   -------
Total operating income                       25,214    17,223
Interest expense, net                           964     1,331
Other (income) expense, net                    (314)      112
                                            -------   -------
Income before income taxes                  $24,564   $15,780
                                            =======   =======

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

                                       SERVICE CENTER
                                     BASED DISTRIBUTION    OTHER      TOTAL
                                     ------------------   -------   --------
SIX MONTHS ENDED DECEMBER 31, 2005
Net sales                                 $824,987        $74,398   $899,385
Operating income                            50,265          4,893     55,158
Assets used in business                    630,678         50,681    681,359
Depreciation                                 6,170            454      6,624
Capital expenditures                         4,028            161      4,189
                                          ========        =======   ========

SIX MONTHS ENDED DECEMBER 31, 2004
Net sales                                 $761,896        $55,369   $817,265
Operating income                            35,908          3,636     39,544
Assets used in business                    585,032         27,367    612,399
Depreciation                                 6,616            339      6,955
Capital expenditures                         3,839            134      3,973
                                          ========        =======   ========

                                            SIX MONTHS ENDED
                                              DECEMBER 31,
                                           -----------------
                                             2005      2004
                                           -------   -------
Operating income for
   reportable segment                      $50,265   $35,908
Other operating income                       4,893     3,636
Adjustments for:
   Other intangible amortization expense      (267)     (364)
   Corporate and other expenses,
      net of allocations (a)                (1,875)     (454)
                                           -------   -------
Total operating income                      53,016    38,726
Interest expense, net                        1,736     2,634
Other income, net                             (164)     (158)
                                           -------   -------
Income before income taxes                 $51,444   $36,250
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

INFORMATION ABOUT SALES IN DIFFERENT GEOGRAPHIC AREAS IS AS FOLLOWS:

                                        UNITED
                                        STATES     CANADA    OTHER     TOTAL
                                       --------   -------   ------   --------
Three Months Ended December 31, 2005   $404,371   $46,794   $5,015   $456,180

Three Months Ended December 31, 2004   $363,387   $36,435   $4,317   $404,139

                                        UNITED
                                        STATES     CANADA    OTHER      TOTAL
                                       --------   -------   -------   --------
Six Months Ended December 31, 2005     $795,497   $93,348   $10,540   $899,385

Six Months Ended December 31, 2004     $735,169   $73,580   $ 8,516   $817,265

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                         ------------------
                                                            2005      2004
                                                          -------   -------
Net income                                                $15,294   $ 9,980
Other comprehensive income:
   Unrealized gain on hedge transactions, net of
      income tax of $296                                      460
   Foreign currency translation adjustment,
      net of income tax of $162 and $921                      792     2,668
Unrealized gain on investment securities available for
      sale, net of income tax of $2                             3
                                                          -------   -------
   Total comprehensive income                             $16,549   $12,648
                                                          =======   =======

                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                           2005      2004
                                                         -------   -------
Net income                                               $32,144   $23,020
Other comprehensive income:
   Unrealized gain on hedge transactions, net of
      income tax of $178                                     277
   Foreign currency translation adjustment,
      net of income tax of $732 and $1,165                 2,614     3,127
Unrealized gain on investment securities available for
      sale, net of income tax of $17                          28
                                                         -------   -------
   Total comprehensive income                            $35,063   $26,147
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

5.   BENEFIT PLANS

     The following table provides summary disclosures of the net periodic benefit costs recognized for the Company's Supplemental Executive Retirement Benefits Plan, qualified retirement plan, salary continuation benefits and retiree medical benefits:

                                          PENSION BENEFITS   OTHER BENEFITS
                                          ----------------   --------------
THREE MONTHS ENDED DECEMBER 31,             2005    2004       2005   2004
-------------------------------            ------   ----       ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                               $  362   $318        $14   $ 12
Interest cost                                 396    377         63     73
Expected return on plan assets                (95)   (88)
Recognized net actuarial loss                 196    120          7      4
Amortization of prior service cost            157    157         12     12
                                           ------   ----        ---   ----
Net periodic pension cost                  $1,016   $884        $96   $101
                                           ======   ====        ===   ====

                                          PENSION BENEFITS   OTHER BENEFITS
                                          ----------------   --------------
SIX MONTHS ENDED DECEMBER 31,              2005     2004       2005   2004
-----------------------------             ------   ------      ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                              $  725   $  637      $ 28   $ 24
Interest cost                                793      755       126    146
Expected return on plan assets              (191)    (177)
Recognized net actuarial loss                392      240        14      7
Amortization of prior service cost           313      313        24     24
                                          ------   ------      ----   ----
Net periodic pension cost                 $2,032   $1,768      $192   $201
                                          ======   ======      ====   ====

     The Company contributed $398 to its pension benefit plan and $14 to its other benefit plans in the six months ended December 31, 2005. Expected contributions for the full fiscal year are $740 for the pension benefit plans and $300 for its other benefit plans.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Dollar amounts in thousands, except per share amounts) (Unaudited)

6.   BUSINESS COMBINATION

     On September 30, 2005, the Company acquired certain assets and assumed certain liabilities of Spencer Industries, Inc. ("Spencer Fluid Power"), a distributor of fluid power products, for $16,298 in cash. The results of the acquired operations have been included in the condensed statement of consolidated income and in the "Other" segment for segment reporting for the three-month period ended December 31, 2005.

7.   SHAREHOLDERS' EQUITY

     In October 2005, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 50 million shares to 80 million shares.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The accompanying condensed consolidated financial statements of the Company have been reviewed by the Company's independent registered public accounting firm, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Corporation") as of December 31, 2005, and the related condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2005 and 2004, and of consolidated cash flows for the six-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2005, and the related statements of consolidated income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 19, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Cleveland, Ohio
January 17, 2006

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at December 31, 2005 and June 30, 2005, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Overview

Net income for the three months ended December 31, 2005 increased 53.2% compared to the same quarter in the prior year on a 12.9% increase in sales and a higher gross margin. Selling, distribution and administrative expenses increased at a rate less than sales and are down as a percentage of net sales.

The balance sheet continued to strengthen as shareholders' equity increased to $398.0 million and our current ratio improved to 3.3 to 1. Overall inventory balances grew during the quarter as the Company took advantage of buying opportunities with certain suppliers and continued to purchase inventory to meet anticipated demand for our products.

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

The Company expects that fiscal 2006 third quarter sales will rise between 8.2% and 10.4% in comparison to the same quarter in the prior year. Sales for the entire 2006 fiscal year are expected to be in the range of $1.86 billion to $1.89 billion.

The Company had 4,573 associates at December 31, 2005 and 4,322 associates at December 31, 2004.

The Company had a total of 441 operating facilities at December 31, 2005 and 433 operating facilities at December 31, 2004.

Results Of Operations

THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Sales during the three months ended December 31, 2005 increased $52.0 million or 12.9% compared to the prior year, reflecting increased sales in both our service center based distribution segment and other businesses. The number of selling days in both quarters was 61 days.

Sales from our service center based distribution segment increased $36.2 million or 9.6% during the three months ended December 31, 2005 from the same period in the prior year.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Approximately one-third to one-half of the sales increase between the two periods was a result of supplier price increases passed on to customers. The remainder of the net sales increase between the two periods was driven by sales mix, favorable currency translation, and sales generated by a business acquired since the prior year period.

Sales from our other businesses increased $15.9 million or 57.0% during the three months ended December 31, 2005 from the same period in the prior year. The increase between the two periods was due primarily to sales generated by a business acquired since the prior year period.

From a geographical perspective, sales from our Canadian operations increased $10.4 million or 28.4% during the three months ended December 31, 2005 from the same period in the prior year. Approximately two-thirds of the increase between the two periods represents sales generated by a business acquired since the prior year period as well as favorable currency translation. The remaining net sales increase was due to a combination of sales mix, pricing and increased volume.

During the three months ended December 31, 2005, industrial products and fluid power products accounted for 81.4% and 18.6%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 83.8% and 16.2%, respectively, of sales for the same period in the prior year. The increase in sales of fluid power products was a result of the Company's acquisition of Spencer Fluid Power.

Gross profit as a percentage of sales during the three months ended December 31, 2005 increased to 26.6% from 25.7% from the same period in the prior year. The increase in the gross profit percentage between the two periods primarily reflects improved customer pricing and lower net freight costs.

Selling, distribution and administrative ("SD&A") expenses increased at a rate less than sales and were down as a percentage of sales. SD&A as a percentage of sales for the three months ended December 31, 2005 decreased to 21.1% from 21.5% during the same period in the prior year while in absolute dollar amounts, SD&A increased by $9.5 million or 10.9%. The increase in dollars primarily relates to increases in associate compensation tied to improved performance and the normal SD&A amounts of businesses acquired since the prior year period.

Interest expense-net for the three months ended December 31, 2005 decreased $0.4 million or 27.6% in comparison to the same period in the prior year, primarily due to an increase in interest income earned on temporary investments.

Average rates paid on borrowings were 6.7% for the three months ended December 31, 2005 and 6.3% for the same period in the prior year. The increase in the average interest rate on borrowings between the two periods reflects the impact of the strengthening of the Canadian dollar.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Other (income) expense, net during the three months ended December 31, 2005 improved $0.4 million from the same period in the prior year primarily due to favorable changes in the fair value of the Company's cross currency swap.

Income tax expense as a percentage of income before taxes during the three months ended December 31, 2005 increased to 37.7% from 36.8% for the same period in the prior year. The increase in the effective income tax rate between the two periods is due to higher foreign income taxes.

As a result of the above factors, net income during the three months ended December 31, 2005 increased by $5.3 million or 53.2% from the same period in the prior year. Earnings per share for the three months ended December 31, 2005 increased to $.50 per share from $.33 per share during the same period in the prior year.

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

Sales during the six months ended December 31, 2005 increased $82.1 million or 10.0% from the same period in the prior year, reflecting increased sales in both our service center based distribution segment and other businesses. The number of selling days in both periods was 125 days.

Sales from our service center based distribution segment increased $63.1 million or 8.3% during the six months ended December 31, 2005 from the same period in the prior year. Approximately one-third to one-half of the sales increase between the two periods was a result of supplier price increases passed on to customers. The remainder of the sales increase between the two periods was driven by sales mix, favorable currency translation and sales generated by a business acquired since the prior year period.

Sales from our other businesses increased $19.0 million or 34.4% during the six months ended December 31, 2005 from the same period in the prior year. The increase between the two periods was due primarily to sales generated by a business acquired since the prior year period.

From a geographical perspective, sales from our Canadian operations increased $19.8 million or 26.9% during the six months ended December 31, 2005 from the same period in the prior year. Approximately three-quarters of the increase between the two periods represents sales generated by a business acquired since the prior year period and favorable currency translation. The remaining sales increase was due to a combination of sales mix, pricing and increased volume.

During the six months ended December 31, 2005, industrial products and fluid power products accounted for 82.5% and 17.5%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 84.0% and 16.0%, respectively, of sales for the same period in the prior year. The relative increase in sales of fluid power products was a result of the Company's acquisition of Spencer Fluid Power.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Gross profit as a percentage of sales increased to 27.1% for the six months ended December 31, 2005 from 26.1% during the same period in the prior year. The increase in the gross profit percentage between the two periods reflects improved customer pricing and lower net freight costs.

SD&A expenses increased at a rate less than sales and were down as a percentage of sales. SD&A as a percentage of sales for the six months ended December 31, 2005 decreased to 21.2% from 21.4% during the same period in the prior year while in absolute dollar amounts, SD&A increased by $15.9 million or 9.1%. The increase in dollars primarily relates to increases in associate compensation tied to improved performance and the normal SD&A amounts of businesses acquired since the prior year period.

Interest expense-net for the six months ended December 31, 2005 decreased $0.9 million or 34.1% in comparison to the same period in the prior year primarily due to an increase in interest income earned on temporary investments.

Average rates paid on borrowings were 6.6% for the six months ended December 31, 2005 and 6.4% for the same period in the prior year. The increase in the average interest rate on borrowings reflects the impact of the strengthening of the Canadian dollar during the current period.

Other (income) expense, net during the six months ended December 31, 2005 remained consistent with the amount from the same period in the prior year. The absence of the $0.7 million non-operating gain related to the settlement of a life insurance policy recorded during the same period in the prior year was offset by favorable changes in the fair value of the Company's cross currency swap.

Income tax expense as a percentage of income before taxes during the six months ended December 31, 2005 increased to 37.5% from 36.5% during the same period in the prior year. The increase in the effective income tax rate during the current period is primarily due to higher effective foreign income taxes as well as the beneficial impact of tax-free life insurance proceeds received during the same period in the prior year that did not recur in the current year. We expect the effective tax rate to remain at approximately 37.5% for the remainder of the fiscal year.

As a result of the above factors, net income for the six months ended December 31, 2005 increased by $9.1 million or 39.6% from the same period in the prior year. Earnings per share for the six months ended December 31, 2005 increased to $1.04 per share from $.76 per share during the same period in the prior year.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash used in operating activities for the six months ended December 31, 2005 was $17.3 million in comparison to $4.3 million used in operating activities during the same period in the prior year. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers and associates. During the six months ended December 31, 2005, inventories increased $42.4 million, including $9.7 million associated with the Spencer Fluid Power acquisition. Besides the inventories related to Spencer, the increase in inventories during the current period reflects advantageous buying opportunities with certain suppliers and the purchase of inventories to meet anticipated demand for our products. Accounts receivable increased $10.5 million during the six months ended December 31, 2005, including $6.1 million associated with the Spencer Fluid Power acquisition. The remainder of the increase in accounts receivable reflects the overall increase in net sales during the current period. Other accrued liabilities decreased $21.8 million during the six months ended December 31, 2005, reflecting the pay out of fiscal year end incentives during the current period.

Cash used in investing activities for the six months ended December 31, 2005 was $20.5 million in comparison to $3.4 million used in investing activities during the same period in the prior year. The increase in the use of cash in investing activities primarily reflects the $16.3 million cash acquisition of Spencer Fluid Power during the current period. The Company expects total capital expenditures to be in the range of $12.0 million to $13.0 million during fiscal 2006. Depreciation expense for fiscal 2006 is expected to be within the range of $13.0 million to $14.0 million.

Cash used in financing activities for the six months ended December 31, 2005 was $35.0 million in comparison to $5.2 million used in financing activities during the same period in the prior year. The increase in the use of cash in financing activities during the current period primarily reflects the increase in common stock repurchases, the increase in dividends paid due to increases in the dividend rate and a decrease in cash provided by the exercise of stock options.

The Company has a $100.0 million committed revolving credit facility with a group of banks expiring in June 2010. The Company had no borrowings outstanding under this facility at December 31, 2005. Unused lines under this facility, net of outstanding letters of credit, total $91.0 million, and are available to fund future acquisitions or other capital and operating requirements.

The Company has an agreement with Prudential Investment Management, Inc. expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company's discretion with terms of up to twelve years. At December 31, 2005, there was no borrowing under this agreement.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company's long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011.

The Board of Directors has authorized the purchase of shares of the Company's common stock for the purpose of funding benefit programs, stock option and award programs, and future business acquisitions. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 840,200 shares of its common stock for $28.1 million from the open market during the six months ended December 31, 2005. In January 2006, the board of directors authorized the purchase of up to 1,000,000 shares of the Company's common stock.

Other Matters

On September 30, 2005, the Company acquired certain assets and assumed certain liabilities of Spencer Industries, Inc., a distributor of fluid power products, for $16.3 million in cash. The results of the acquired operations have been included in the condensed statement of consolidated income for the three-month period ended December 31, 2005.

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

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Important risk factors include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; reduced demand for our products in targeted markets for reasons including consolidation in customer industries, increased efficiency in customer operations, and the transfer of manufacturing capacity to foreign countries; changes in interest rates and inflation; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of products and labor; changes in operating expenses; price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer relationships and supplier authorizations; the Company's ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than the Company; risks and uncertainties associated with the Company's foreign operations, including inflation, recessions, and foreign currency exchange rates; adverse results in significant litigation matters; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods and accidents).

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

The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at December 31, 2005. The Company has no interest rate swap agreements outstanding. All of the Company's outstanding long-term debt is currently at fixed interest rates at December 31, 2005 and scheduled for repayment in December 2007 and beyond.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company's net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposure with regard to our Mexican business is not hedged because the Mexican activity is not material. For the six months ended December 31, 2005, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.5 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.5 million increase in net income.

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

During the second quarter of Fiscal 2006, there were no material changes in the Company's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Repurchases in the quarter ended December 31, 2005 were as follows:

                                                    (c) Total Number      (d) Maximum
                                                       of Shares       Number of Shares
                                                   Purchased as Part    that May Yet Be
                       (a)Total     (b) Average       of Publicly       Purchased Under
                      Number of   Price Paid per    Announced Plans      the Plans or
       Period           Shares         Share          or Programs          Programs
-------------------   ---------   --------------   -----------------   ----------------
October 1, 2005 to
October 31, 2005         5,000         32.66              5,000             995,000

November 1, 2005 to
November 30, 2005      323,700         32.06            323,700             671,300

December 1, 2005 to
December 31, 2005      215,600         34.22            215,600             455,700

Total                  544,300         32.92            544,300             455,700

On July 16, 2003, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock. Following purchases of 964,437 shares, the Board increased the number of shares authorized for purchase to 1,000,000 shares on October 12, 2005. The Company announced this authorization on the same date. Then, following the purchases shown in the table, the Board again increased the number of shares authorized for purchase to 1,000,000 shares on January 18, 2006, as publicly announced that day. The purchases may be made in the open market or in privately negotiated transactions. The amended authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Shareholders held on October 12, 2005, there were 30,107,112 shares of common stock entitled to vote. The shareholders voted on the matters submitted to the meeting as follows:

     1. Election of four persons to be directors of Class III for a term of three years:

                       For      Withheld
                   ----------   --------
L. Thomas Hiltz    28,365,163    394,332
John F. Meier      28,587,428    172,067
David L. Pugh      28,384,487    375,008
Peter C. Wallace   28,618,189    141,306

          The terms of the Class I directors, including Thomas A. Commes, Peter
          A. Dorsman, J. Michael Moore, Jerry Sue Thornton, and of the Class II directors, including William G. Bares, Edith Kelly-Green, and Stephen
          E. Yates, continued after the meeting.

     2. Voting on proposal to amend the Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock, without par value, from 50,000,000 to 80,000,000:

    For       Withheld   Abstain
----------   ---------   -------
26,237,846   2,448,092    73,557

     3. Ratification of the Audit Committee's appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2006.

    For       Withheld   Abstain
----------   ---------   -------
27,299,846   1,371,144    88,505

ITEM 6. Exhibits.

Exhibit No.   Description
-----------   -----------
3(a)          Amended and Restated Articles of Incorporation of Applied
              Industrial Technologies, Inc., as amended on October 25, 2005
              (re-filed to correct the version filed as Exhibit 3(a) to the
              Company's Form 10-Q for the quarter ended September 30, 2005).

3(b) Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the
              Company's Form 10-Q for the quarter ended September 30, 1999, SEC
              File No. 1-2299, and incorporated here by reference).

4(a)          Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied
              Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988
              (filed as Exhibit 4(a) to the Company's Registration Statement on
              Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

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

                                        APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                        (Company)


Date: January 27, 2006                  By: /s/ David L. Pugh
                                            ------------------------------------
                                            David L. Pugh
                                            Chairman & Chief Executive Officer


Date: January 27, 2006                  By: /s/ Mark O. Eisele
                                            ------------------------------------
                                            Mark O. Eisele
                                            Vice President-Chief Financial
                                            Officer & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
              TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2005

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
3(a)          Amended and Restated Articles of Incorporation of Applied            Attached
              Industrial Technologies, Inc., as amended on October 25, 2005
              (re-filed to correct the version filed as Exhibit 3(a) to the
              Company's Form 10-Q for the quarter ended September 30, 2005).

3(b) Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the
              Company's Form 10-Q for the quarter ended September 30, 1999, SEC
              File No. 1-2299, and incorporated here by reference).

4(a)          Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied
              Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988
              (filed as Exhibit 4(a) to the Company's Registration Statement on
              Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

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