Form 10-Q
period 2006-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2006-04-28
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

    ________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                             Accelerated filer
                                               -----

Large accelerated filer   X                          Non-accelerated filer
                        -----                                              -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

Shares of common stock outstanding on April 13, 2006                29,803,467
                                                                  (No par value)

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I: FINANCIAL INFORMATION

   Item 1: Financial Statements

           Condensed Statements of Consolidated Income -                    2
           Three Months and Nine Months Ended
           March 31, 2006 and 2005

           Condensed Consolidated Balance Sheets -                          3
           March 31, 2006 and June 30, 2005

           Condensed Statements of Consolidated Cash Flows -                4
           Nine Months Ended March 31, 2006 and 2005

           Notes to Condensed Consolidated Financial Statements          5 - 10

           Report of Independent Registered Public Accounting Firm         11

   Item 2: Management's Discussion and Analysis of                      12 - 18
           Financial Condition and Results of Operations

   Item 3: Quantitative and Qualitative Disclosures About Market Risk      19

   Item 4: Controls and Procedures                                         20

Part II: OTHER INFORMATION

   Item 1: Legal Proceedings                                               21

   Item 2: Unregistered Sales of Equity Securities and Use of Proceeds     21

   Item 6: Exhibits                                                        22

Signatures                                                                 24

Exhibit Index

Exhibits

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                                   (Unaudited)
                      (Thousands, except per share amounts)

                                          Three Months Ended      Nine Months Ended
                                               March 31                March 31
                                         -------------------   -----------------------
                                           2006       2005        2006         2005
                                         --------   --------   ----------   ----------
Net Sales                                $497,198   $446,470   $1,396,583   $1,263,735
Cost of Sales                             360,383    327,177    1,016,067      930,972
                                         --------   --------   ----------   ----------
Gross Profit                              136,815    119,293      380,516      332,763
Selling, Distribution and
   Administrative Expenses                104,730     95,213      295,415      269,957
                                         --------   --------   ----------   ----------
Operating Income                           32,085     24,080       85,101       62,806
Interest Expense, net                       1,000      1,214        2,736        3,848
Other Income, net                            (405)    (2,640)        (569)      (2,798)
                                         --------   --------   ----------   ----------
Income Before Income Taxes                 31,490     25,506       82,934       61,756
Income Taxes                               11,500      9,170       30,800       22,400
                                         --------   --------   ----------   ----------
Net Income                               $ 19,990   $ 16,336   $   52,134   $   39,356
                                         ========   ========   ==========   ==========
Earnings Per Share - Basic               $   0.68   $   0.55   $     1.75   $     1.33
                                         ========   ========   ==========   ==========
Earnings Per Share - Diluted             $   0.65   $   0.53   $     1.69   $     1.29
                                         ========   ========   ==========   ==========
Cash dividends per common share          $   0.15   $   0.12   $     0.42   $     0.31
                                         ========   ========   ==========   ==========
Weighted average common shares
   outstanding for basic computation       29,596     29,857       29,746       29,556
Dilutive effect of stock options
   and awards                               1,002      1,017        1,112        1,063
                                         --------   --------   ----------   ----------
Adjusted average common shares
   outstanding for diluted computation     30,598     30,874       30,858       30,619
                                         ========   ========   ==========   ==========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                    March 31,   June 30,
                                                       2006       2005
                                                    ---------   --------
                      ASSETS
Current assets
   Cash and temporary investments                   $  76,225   $127,136
   Accounts receivable, less allowances
      of $6,100 and $6,500                            235,960    202,226
   Inventories  (at LIFO)                             208,086    175,533
   Other current assets                                28,404     22,606
                                                    ---------   --------
Total current assets                                  548,675    527,501
Property, less accumulated depreciation
   of $112,816 and $106,619                            69,560     71,441
Goodwill                                               55,507     51,083
Other assets                                           46,061     40,145
                                                    ---------   --------
   TOTAL ASSETS                                     $ 719,803   $690,170
                                                    =========   ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                 $ 102,859   $ 99,047
   Other accrued liabilities                           76,124     82,648
                                                    ---------   --------
Total current liabilities                             178,983    181,695
Long-term debt                                         76,384     76,977
Other liabilities                                      52,493     38,211
                                                    ---------   --------
   TOTAL LIABILITIES                                  307,860    296,883
                                                    ---------   --------
Shareholders' Equity
Preferred stock - no par value; 2,500 shares
   authorized; none issued or outstanding
Common stock - no par value;  80,000 and 50,000
    shares authorized;  36,143 shares issued           10,000     10,000
Additional paid-in capital                            106,314    103,240
Income retained for use in the business               394,115    354,521
Treasury shares - at cost, 6,347 and 6,142 shares    (102,090)   (72,660)
Unearned restricted common stock compensation                       (825)
Accumulated other comprehensive income (loss)           3,604       (989)
                                                    ---------   --------
   TOTAL SHAREHOLDERS' EQUITY                         411,943    393,287
                                                    ---------   --------
   TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                          $ 719,803   $690,170
                                                    =========   ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                              Nine Months Ended
                                                                   March 31
                                                             -------------------
                                                               2006       2005
                                                             --------   --------
Cash Flows from Operating Activities
   Net income                                                $ 52,134   $ 39,356
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation                                             10,000     10,398
      Stock based compensation and amortization of other
         intangible assets                                      2,993      2,703
      Gain on sale of property                                     (3)    (1,121)
      Changes in operating assets and liabilities, net of
         effects from acquisition of business                 (50,411)   (27,226)
      Treasury shares contributed to employee benefit and
         deferred compensation plans                            6,423      7,523
      Other - net                                                (593)      (593)
                                                             --------   --------
Net Cash provided by Operating Activities                      20,543     31,040
                                                             --------   --------
Cash Flows from Investing Activities
   Property purchases                                          (6,805)    (6,283)
   Proceeds from property sales                                   330      3,206
   Net cash paid for acquisition of businesses                (27,024)    (5,635)
   Deposits and other                                             211     (1,093)
                                                             --------   --------
Net Cash used in Investing Activities                         (33,288)    (9,805)
                                                             --------   --------
Cash Flows from Financing Activities
   Dividends paid                                             (12,540)    (9,133)
   Purchases of treasury shares                               (28,623)    (8,884)
   Exercise of stock options                                    1,878      9,961
                                                             --------   --------
Net Cash used in Financing Activities                         (39,285)    (8,056)
                                                             --------   --------
Effect of exchange rate changes on cash                         1,119        528
                                                             --------   --------
(Decrease) increase in cash and temporary investments         (50,911)    13,707
Cash and temporary investments at beginning of period         127,136     69,667
                                                             --------   --------
Cash and temporary investments at end of period              $ 76,225   $ 83,374
                                                             ========   ========

See notes to condensed consolidated financial statements.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of the condensed consolidated balance sheet as of March 31, 2006 and the condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2006 and 2005 and of consolidated cash flows for the nine-month periods ended March 31, 2006 and 2005 have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Applied Industrial Technologies, Inc. (the "Company") Annual Report on Form 10-K for the year ended June 30, 2005.

     Operating results for the three-month and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2006.

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

SEGMENT FINANCIAL INFORMATION:

                                    SERVICE CENTER
                                         BASED
                                     DISTRIBUTION     OTHER      TOTAL
                                    --------------   -------   --------
THREE MONTHS ENDED MARCH 31, 2006
Net sales                              $452,673      $44,525   $497,198
Operating income                         30,972        2,912     33,884
Depreciation                              3,056          320      3,376
Capital expenditures                      2,478          138      2,616
                                       --------      -------   --------
THREE MONTHS ENDED MARCH 31, 2005
Net sales                              $418,019      $28,451   $446,470
Operating income                         24,636        1,630     26,266
Depreciation                              3,270          173      3,443
Capital expenditures                      2,212           98      2,310
                                       --------      -------   --------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                              THREE MONTHS
                                            ENDED MARCH 31,
                                           -----------------
                                             2006      2005
                                           -------   -------
Operating income:
   Service Center based distribution       $30,972   $24,636
   Other                                     2,912     1,630
Adjustments for:
   Other intangible amortization expense      (162)     (215)
   Corporate and other expenses,
      net of allocations (a)                (1,637)   (1,971)
                                           -------   -------
Total operating income                      32,085    24,080
Interest expense, net                        1,000     1,214
Other income, net                             (405)   (2,640)
                                           -------   -------
Income before income taxes                 $31,490   $25,506
                                           =======   =======

(a) The change in corporate and other expenses, net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

                                     SERVICE CENTER
                                   BASED DISTRIBUTION     OTHER       TOTAL
                                   ------------------   --------   ----------
NINE MONTHS ENDED MARCH 31, 2006
Net sales                              $1,277,660       $118,923   $1,396,583
Operating income                           81,237          7,806       89,043
Assets used in business                   653,664         66,139      719,803
Depreciation                                9,226            774       10,000
Capital expenditures                        6,505            300        6,805
                                       ----------       --------   ----------
NINE MONTHS ENDED MARCH 31, 2005
Net sales                              $1,179,915       $ 83,820   $1,263,735
Operating income                           60,544          5,266       65,810
Assets used in business                   637,540         26,433      663,973
Depreciation                                9,886            512       10,398
Capital expenditures                        6,051            232        6,283
                                       ----------       --------   ----------

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

                                           NINE MONTHS ENDED
                                               MARCH 31,
                                           -----------------
                                             2006      2005
                                           -------   -------
Operating income:
   Service Center based distribution       $81,237   $60,544
   Other                                     7,806     5,266
Adjustments for:
   Other intangible amortization expense      (429)     (579)
   Corporate and other expenses, net of
      allocations (a)                       (3,513)   (2,425)
                                           -------   -------
Total operating income                      85,101    62,806
Interest expense, net                        2,736     3,848
Other income, net                             (569)   (2,798)
                                           -------   -------
Income before income taxes                 $82,934   $61,756
                                           =======   =======

(a) The change in corporate and other expenses, net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

SALES BY GEOGRAPHIC LOCATION ARE AS FOLLOWS:

                                     UNITED
                                     STATES     CANADA    OTHER     TOTAL
                                    --------   -------   ------   --------
Three Months Ended March 31, 2006   $445,882   $46,382   $4,934   $497,198
Three Months Ended March 31, 2005   $401,694   $40,306   $4,470   $446,470

                                      UNITED
                                      STATES      CANADA     OTHER       TOTAL
                                    ----------   --------   -------   ----------
Nine Months Ended March 31, 2006    $1,241,379   $139,731   $15,473   $1,396,583
Nine Months Ended March 31, 2005    $1,136,865   $113,886   $12,984   $1,263,735

4.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                            2006      2005
                                                          -------   -------
Net income                                                $19,990   $16,336
Other comprehensive income:
   Unrealized gain (loss) on hedge transactions, net of
      income tax of $324 and $(511)                           503      (795)
   Foreign currency translation adjustment,
      net of income tax of $258 and $(335)                  1,141    (1,089)
Unrealized gain on investment securities available for
   sale, net of income tax of $18                              30       280
                                                          -------   -------
   Total comprehensive income                             $21,664   $14,732
                                                          =======   =======

                                                          NINE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                            2006      2005
                                                          -------   -------
Net income                                                $52,134   $39,356
Other comprehensive income:
   Unrealized gain (loss) on hedge transactions, net of
      income tax of $502 and $(544)                           780      (860)
   Foreign currency translation adjustment,
      net of income tax of $990 and $320                    3,755     2,103
Unrealized gain on investment securities available for
   sale, net of income tax of $35 and $0                       58       280
                                                          -------   -------
   Total comprehensive income                             $56,727   $40,879
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

5.   BENEFIT PLANS

     The following table provides summary disclosures of the net periodic benefit costs recognized for the Company's Supplemental Executive Retirement Benefits Plan, qualified retirement plan, salary continuation benefits and retiree medical benefits:

                                          PENSION BENEFITS   OTHER BENEFITS
                                          ----------------   --------------
THREE MONTHS ENDED MARCH 31                  2006    2005      2006   2005
---------------------------                 ------   ----      ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                $  362   $318       $14   $ 12
Interest cost                                  396    377        63     73
Expected return on plan assets                 (95)   (88)
Recognized net actuarial loss                  196    120         7      4
Amortization of prior service cost             157    157        12     12
                                            ------   ----       ---   ----
Net periodic pension cost                   $1,016   $884       $96   $101
                                            ======   ====       ===   ====

                                          PENSION BENEFITS   OTHER BENEFITS
                                          ----------------   --------------
NINE MONTHS ENDED MARCH 31                  2006     2005      2006   2005
--------------------------                 ------   ------     ----   ----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                               $1,088   $  955     $ 42   $ 36
Interest cost                               1,189    1,132      189    219
Expected return on plan assets               (286)    (265)
Recognized net actuarial loss                 588      360       21     11
Amortization of prior service cost            470      470       37     36
                                           ------   ------     ----   ----
Net periodic pension cost                  $3,049   $2,652     $289   $302
                                           ======   ======     ====   ====

     The Company contributed $564 to its pension benefit plans and $157 to its other benefit plans in the nine months ended March 31, 2006. Expected contributions for the full fiscal year are $740 for the pension benefit plans and $300 for its other benefit plans.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (Dollar amounts in thousands, except per share amounts) (Unaudited)

6.   BUSINESS COMBINATIONS

     On September 30, 2005, the Company acquired certain assets and assumed certain liabilities of Spencer Industries, Inc. ("Spencer Fluid Power"), a distributor of fluid power products, for $16,298. The results of the acquired operations have been included in the Company's condensed statement of consolidated income since October 1, 2005.

     On March 31, 2006, the Company acquired Minnesota Bearing Company ("MBC"), a distributor of bearings, power transmission, fluid power and related specialty products for $12,228. The results of the acquired operations will be included in the Company's statement of consolidated income beginning April 1, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the "Corporation") as of March 31, 2006, and the related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2006 and 2005, and of consolidated cash flows for the nine-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation's management.

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

Cleveland, OH
April 21, 2006

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's (1) financial condition at March 31, 2006 and June 30, 2005, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.

Overview

For the three months ended March 31, 2006, operating income increased 33.2% and net income increased 22.4% compared to the same quarter in the prior year. The increases in operating margin and net income were realized on an 11.4% increase in sales and a higher gross margin from the same quarter in the prior year. Selling, distribution and administrative expenses increased at a rate less than sales and are down as a percentage of net sales.

The balance sheet continued to strengthen as shareholders' equity increased to $411.9 million and our current ratio remained healthy at 3.1 to 1. Overall inventory balances decreased during the quarter as the Company sold inventories accumulated through earlier quarters' advantageous buying opportunities.

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

The Company expects that fiscal 2006 fourth quarter sales will rise between 9% and 11% in comparison to the same quarter in the prior year. Sales for the entire 2006 fiscal year are expected to be in the range of $1.89 billion to $1.90 billion.

The Company had 4,643 associates at March 31, 2006, which includes seventy-eight associates of Minnesota Bearing Company ("MBC"). The Company acquired MBC on March 31, 2006. The Company had 4,423 associates at March 31, 2005.

The Company had a total of 455 operating facilities at March 31, 2006, which includes fourteen operating locations of MBC. The Company had a total of 440 operating facilities at March 31, 2005.

Results Of Operations

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Sales during the three months ended March 31, 2006 increased $50.7 million or 11.4% compared to the prior year, reflecting increased sales in both our service center based distribution segment

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

and other businesses. The number of selling days during the three months ended March 31, 2006 was 64 days and was 63.5 days during the three months ended March 31, 2005.

Sales from our service center based distribution segment increased $34.7 million or 8.3% during the three months ended March 31, 2006 from the same period in the prior year. Approximately 2% to 4% of the sales increase between the two periods was a result of supplier price increases passed on to customers. The remainder of the net sales increase between the two periods was driven by sales mix, favorable currency translation, and some sales generated by an acquired business that was not owned for the entire prior year period.

Sales from our other businesses increased $16.1 million or 56.5% during the three months ended March 31, 2006 from the same period in the prior year. The majority of the increase between the two periods was due to sales generated by a business acquired since the prior year period.

From a geographical perspective, sales from our Canadian operations increased $6.1 million or 15.1% during the three months ended March 31, 2006 from the same period in the prior year. Approximately one-third of the increase between the two periods represents sales generated by an acquired business that was not owned for the entire prior year period. Favorable currency translation accounted for approximately two-fifths of the increase between the two periods. The remaining net sales increase was due to a combination of sales mix and pricing.

During the three months ended March 31, 2006, industrial products and fluid power products accounted for 82.3% and 17.7%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 84.3% and 15.7%, respectively, of sales for the same period in the prior year. The increase in the percentage of sales accounted for by fluid power products was primarily a result of the Company's acquisition of Spencer Fluid Power during the current fiscal year.

Gross profit as a percentage of sales during the three months ended March 31, 2006 increased to 27.5% from 26.7% from the same period in the prior year. The increase in the gross profit percentage between the two periods primarily reflects higher levels of supplier rebates and lower net freight costs, partially offset by less favorable customer pricing. The increase in supplier rebates reflects the recording of certain supplier rebates during the current quarter that related to inventory purchases made in prior quarters. The criteria under U.S. generally accepted accounting principles necessary to permit us to record these rebate benefits were not met until the current quarter.

Selling, distribution and administrative ("SD&A") expenses increased at a rate less than sales and were down as a percentage of sales. SD&A as a percentage of sales for the three months ended March 31, 2006 decreased to 21.1% from 21.3% during the same period in the prior year while in absolute dollar amounts, SD&A increased by $9.5 million or 10.0%. The increase in dollars primarily relates to the normal SD&A amounts of businesses that were acquired since the prior year period or were not owned for the entire prior year period and increases in associate

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

compensation tied to improved performance. To a lesser extent, this increase in SD&A dollars reflects an increase in general wage levels, increases in energy and fuel costs and expenditures in associate training.

Interest expense, net for the three months ended March 31, 2006 decreased $0.2 million or 17.6% in comparison to the same period in the prior year, primarily due to an increase in interest income earned on temporary investments.

Average rates paid on borrowings were 6.7% for the three months ended March 31, 2006 and 6.5% for the same period in the prior year. The increase in the average interest rate on borrowings between the two periods reflects the impact of the strengthening of the Canadian dollar.

Other income, net during the three months ended March 31, 2006 decreased $2.2 million from the same period in the prior year primarily due to the receipt of $2.5 million in life insurance proceeds during the same period in the prior year.

Income tax expense as a percentage of income before taxes during the three months ended March 31, 2006 increased to 36.5% from 36.0% for the same period in the prior year. The increase in the effective income tax rate between the two periods is primarily due to the beneficial impact of tax-free life insurance proceeds received during the same period in the prior year.

As a result of the above factors, the Company's operating margin increased to 6.5% from 5.4% and net income increased by $3.7 million or 22.4% during the three months ended March 31, 2006 as compared to the same period in the prior year. Earnings per share for the three months ended March 31, 2006 increased to $.65 per share from $.53 per share during the same period in the prior year.

NINE MONTHS ENDED MARCH 31, 2006 AND 2005

Sales during the nine months ended March 31, 2006 increased $132.8 million or 10.5% from the same period in the prior year, reflecting increased sales in both our service center based distribution segment and other businesses. The number of selling days during the nine months ended March 31, 2006 was 189 days and was
188.5 days during the nine months ended March 31, 2005.

Sales from our service center based distribution segment increased $97.7 million or 8.3% during the nine months ended March 31, 2006 from the same period in the prior year. Approximately 3% to 5% of the sales increase between the two periods was a result of supplier price increases passed on to customers. The remainder of the sales increase between the two periods was driven by sales mix, favorable currency translation and some sales generated by an acquired business that was not owned for the entire prior year period.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Sales from our other businesses increased $35.1 million or 41.9% during the nine months ended March 31, 2006 from the same period in the prior year. The majority of the increase between the two periods was due primarily to sales generated by a business acquired since the prior year period.

From a geographical perspective, sales from our Canadian operations increased $25.8 million or 22.7% during the nine months ended March 31, 2006 from the same period in the prior year. Approximately one-half of the increase between the two periods represents sales generated by an acquired business that was not owned for the entire prior year period. Favorable currency translation accounted for approximately one-third of the increase between the two periods. The remaining net sales increase was due to a combination of sales mix and pricing.

During the nine months ended March 31, 2006, industrial products and fluid power products accounted for 82.4% and 17.6%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 84.1% and 15.9%, respectively, of sales for the same period in the prior year. The increase in the percentage of sales accounted for by fluid power products was primarily a result of the Company's acquisition of Spencer Fluid Power during the current fiscal year.

Gross profit as a percentage of sales increased to 27.2% for the nine months ended March 31, 2006 from 26.3% during the same period in the prior year. The increase in the gross profit percentage between the two periods primarily reflects higher levels of supplier rebates, improved customer pricing and lower net freight costs. This increase in supplier rebates includes the recording of certain supplier rebates during the current period related to inventory purchases made in prior periods. The criteria under U.S. generally accepted accounting principles necessary to permit us to record these rebate benefits were not met until the current period.

SD&A expenses increased at a rate less than sales and were down as a percentage of sales. SD&A as a percentage of sales for the nine months ended March 31, 2006 decreased to 21.2% from 21.4% during the same period in the prior year while in absolute dollar amounts, SD&A increased by $25.5 million or 9.4%. The increase in dollars primarily relates to the normal SD&A amounts of businesses that were acquired since the prior year period or were not owned for the entire prior year period and increases in associate compensation tied to improved performance.

Interest expense, net for the nine months ended March 31, 2006 decreased $1.1 million or 28.9% in comparison to the same period in the prior year primarily due to an increase in interest income earned on temporary investments.

Average rates paid on borrowings were 6.7% for the nine months ended March 31, 2006 and 6.4% for the same period in the prior year. The increase in the average interest rate on borrowings reflects the impact of the strengthening of the Canadian dollar during the current period.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Other income, net during the nine months ended March 31, 2006 decreased $2.2 million from the same period in the prior year primarily due to the receipt of $2.5 million in life insurance proceeds during the same period in the prior year.

Income tax expense as a percentage of income before taxes during the nine months ended March 31, 2006 increased to 37.1% from 36.3% during the same period in the prior year. The increase in the effective income tax rate during the current period is primarily due to beneficial impact of tax-free life insurance proceeds received during the same period in the prior year. We expect the effective tax rate to remain at approximately 37.1% for the remainder of the fiscal year.

As a result of the above factors, the Company's operating margin increased to 6.1% from 5.0% and net income increased by $12.8 million or 32.5% during the nine months ended March 31, 2006 as compared to the same period in the prior year. Earnings per share for the nine months ended March 31, 2006 increased to $1.69 per share from $1.29 per share during the same period in the prior year.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended March 31, 2006 was $20.5 million in comparison to $31.0 million provided by operating activities during the same period in the prior year. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers and associates. During the nine months ended March 31, 2006, inventories increased $32.6 million, including $9.7 million associated with the Spencer Fluid Power acquisition and $3.4 million associated with the MBC acquisition. Excluding the inventories related to Spencer Fluid Power and MBC, the increase in inventories during the current period reflects advantageous buying opportunities with certain suppliers and the purchase of inventories to meet anticipated demand for our products. Accounts receivable increased $33.7 million during the nine months ended March 31, 2006, including $6.7 million associated with the Spencer Fluid Power acquisition and $4.5 million associated with the MBC acquisition. The remainder of the increase in accounts receivable reflects the overall increase in net sales during the current period.

Cash used in investing activities for the nine months ended March 31, 2006 was $33.3 million in comparison to $9.8 million used in investing activities during the same period in the prior year. The increase in the use of cash in investing activities primarily reflects the $16.3 million cash acquisition of Spencer Fluid Power and the $10.7 million of cash used in the acquisition of MBC during the current period as well as a reduction in proceeds from the sale of property due to fewer property sales. The Company expects total capital expenditures to be in the range of $10.0 million to $11.0 million during fiscal 2006. Depreciation expense for fiscal 2006 is expected to be within the range of $13.0 million to $14.0 million.

Cash used in financing activities for the nine months ended March 31, 2006 was $39.3 million in comparison to $8.1 million used in financing activities during the same period in the prior year.

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

The Company has a $100.0 million committed revolving credit facility with a group of banks expiring in June 2010. The Company had no borrowings outstanding under this facility at March 31, 2006. Unused lines under this facility, net of outstanding letters of credit, total $91.0 million, and are available to fund future acquisitions or other capital and operating requirements.

The Company has an agreement with Prudential Investment Management, Inc. expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company's discretion with terms of up to twelve years. At March 31, 2006, there was no borrowing under this agreement.

The Company's long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011.

The Board of Directors has authorized the purchase of shares of the Company's common stock for the purpose of funding benefit programs, stock option and award programs, and future business acquisitions. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 855,600 shares of its common stock for $28.6 million from the open market during the nine months ended March 31, 2006. In January 2006, the board of directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. At March 31, 2006, the Company had remaining authorization to repurchase 1,000,000 shares of the Company's common stock.

Other Matters

On September 30, 2005, the Company acquired certain assets and assumed certain liabilities of Spencer Industries, Inc., a distributor of fluid power products, for $16.3 million. The results of the acquired operations have been included in the Company's condensed statement of consolidated income since October 1, 2005.

On March 31, 2006, the Company acquired MBC, a distributor of bearings, power transmission, fluid power and related specialty products for $12.2 million. The results of the acquired operations will be included in the Company's statement of consolidated income beginning April 1, 2006.

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

The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at March 31, 2006. The Company has no interest rate swap agreements outstanding. All of the Company's outstanding long-term debt is currently at fixed interest rates at March 31, 2006 and scheduled for repayment in December 2007 and beyond.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company's net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposure with regard to our Mexican business is not hedged because the Mexican activity is not material. For the nine months ended March 31, 2006, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $.6 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $.6 million increase in net income.

             APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         ITEM 4: CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective.

During the most recently completed fiscal quarter, there were no material changes in the Company's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Repurchases in the quarter ended March 31, 2006 were as follows:

                                                 (c) Total Number      (d) Maximum
                                                    of Shares        Number of Shares
                                                Purchased as Part      that May Yet
                      (a) Total   (b) Average      of Publicly      Be Purchased Under
                      Number of    Price Paid    Announced Plans       the Plans or
     Period             Shares     per Share       or Programs           Programs
     ------           ---------   -----------   -----------------   ------------------
January 1, 2006 to
January 31, 2006        15,400     $ 34.22            15,400             1,000,000

February 1, 2006 to
February 28, 2006         -0-         -0-               -0-              1,000,000

March 1, 2006 to
March 31, 2006            -0-         -0-               -0-              1,000,000
                        ------       -----            ------             ---------
Total                   15,400     $ 34.22            15,400             1,000,000
                        ======       =====            ======             =========

(1) On January 18, 2006, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. The authorization was publicly announced that day. The purchases may be made in the open market or in privately negotiated transactions. The amended authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2) During the quarter the Company purchased 8,515 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the aforementioned Board authorization.

ITEM 6. Exhibits.

Exhibit No.                               Description
-----------                               -----------
    3(a)      Amended and Restated Articles of Incorporation of Applied
              Industrial Technologies, Inc., as amended on October 25, 2005
              (filed as Exhibit 3(a) to the Company's Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

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

                                        APPLIED INDUSTRIAL TECHNOLOGIES, INC.
                                        (Company)


Date: April 28, 2006                    By: /s/ David L. Pugh
                                            ------------------------------------
                                            David L. Pugh
                                            Chairman & Chief Executive Officer


Date: April 28, 2006                    By: /s/ Mark O. Eisele
                                            ------------------------------------
                                            Mark O. Eisele
                                            Vice President-Chief Financial
                                            Officer & Treasurer

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
    3(a)      Amended and Restated Articles of Incorporation of Applied
              Industrial Technologies, Inc., as amended on October 25, 2005
              (filed as Exhibit 3(a) to the Company's Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

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

    15        Consent of Independent Registered Public                  Attached
              Accounting Firm.

    31        Rule 13a-14(a)/15d-14(a) certifications.                  Attached

    32        Section 1350 certifications.                              Attached