Form 10-K
period 2006-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2006-08-28
CIK 109563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended June 30, 2006 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____

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

          One Applied Plaza, 3301 Euclid Avenue, Cleveland, Ohio 44115
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 426-4000.

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
      -------------------         -----------------------------------------
Common Stock, without par value   New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   X   Yes       No
                                           -----     -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
      Yes   X   No
-----     -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   X   Yes       No
      -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large
accelerated filer   X   Accelerated filer       Non-accelerated filer
                  -----                   -----                       -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).       Yes   X   No
                                 -----     -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2005): $972,335,951.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                Outstanding at August 15, 2006
             -----                ------------------------------
Common Stock, without par value              44,139,290

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

     (1) Applied Industrial Technologies, Inc. Annual Report to shareholders for the fiscal year ended June 30, 2006, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and,

     (2) Applied's Proxy Statement relating to the annual meeting of shareholders to be held October 24, 2006, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES                                3
   LITIGATION REFORM ACT

PART I
Item 1.  Business                                                             4
Item 1A. Risk Factors                                                        10
Item 1B. Unresolved Staff Comments.                                          13
Item 2.  Properties                                                          13
Item 3.  Legal Proceedings                                                   15
Item 4.  Submission of Matters to a Vote of Security Holders                 15

EXECUTIVE OFFICERS OF THE REGISTRANT                                         15

PART II
Item 5.  Market for Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of
         Equity Securities                                                   16
Item 6.  Selected Financial Data                                             17
Item 7.  Management's Discussion and Analysis                                17
Item 7A. Quantitative and Qualitative Disclosures
         about Market Risk                                                   17
Item 8.  Financial Statements and Supplementary Data                         18
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 19
Item 9A. Controls and Procedures                                             19
Item 9B. Other Information                                                   19

PART III
Item 10. Directors and Executive Officers of the Registrant                  19
Item 11. Executive Compensation                                              20
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          20
Item 13. Certain Relationships and Related Transactions                      20
Item 14. Principal Accountant Fees and Services                              20

PART IV
Item 15. Exhibits and Financial Statement Schedules                          21

REPORT OF INDEPENDENT REGISTERED PUBLIC
   ACCOUNTING FIRM                                                           27

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                              28

SIGNATURES                                                                   29
EXHIBITS

                              CAUTIONARY STATEMENT
                 UNDER PRIVATE SECURITIES LITIGATION REFORM ACT

     THIS REPORT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE, CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, BASED ON MANAGEMENT'S CURRENT EXPECTATIONS ABOUT THE FUTURE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY QUALIFIERS SUCH AS "EXPECT," "BELIEVE," "PLAN," "INTEND," "WILL," "SHOULD," "COULD," "ANTICIPATE," "MAY," AND SIMILAR EXPRESSIONS. SIMILARLY, DESCRIPTIONS OF OUR OBJECTIVES, STRATEGIES, PLANS, OR GOALS ARE ALSO FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY DISCUSS, AMONG OTHER THINGS, EXPECTED GROWTH, FUTURE SALES, FUTURE CASH FLOWS, FUTURE CAPITAL EXPENDITURES, FUTURE PERFORMANCE, AND THE ANTICIPATION AND EXPECTATIONS OF APPLIED AND ITS MANAGEMENT AS TO FUTURE OCCURRENCES AND TRENDS. APPLIED INTENDS THAT THE FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS ESTABLISHED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND BY THE SECURITIES AND EXCHANGE COMMISSION IN ITS RULES, REGULATIONS, AND RELEASES.

     READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS REGARDING IMPORTANT RISK FACTORS, MANY OF WHICH ARE OUTSIDE APPLIED'S CONTROL. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS, AND THE MAKING OF THOSE STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY APPLIED OR ANY OTHER PERSON THAT THE RESULTS EXPRESSED IN THE STATEMENTS WILL BE ACHIEVED. IN ADDITION, APPLIED ASSUMES NO OBLIGATION PUBLICLY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER BECAUSE OF NEW INFORMATION OR EVENTS, OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

     APPLIED BELIEVES ITS PRIMARY RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "RISK FACTORS" AT PART I, ITEM 1A, AND IN "NARRATIVE DESCRIPTION OF BUSINESS," AT PART I, ITEM 1, SECTION (C), IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS IN "MANAGEMENT'S DISCUSSION AND ANALYSIS" IN APPLIED'S 2006 ANNUAL REPORT TO SHAREHOLDERS. PLEASE READ THOSE DISCLOSURES CAREFULLY.

                                     PART I.

                                ITEM 1. BUSINESS.

     In this Annual Report on Form 10-K, "Applied" refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to "we," "us," "our," and "the company" refer to Applied and its subsidiaries.

     The company is one of North America's leading industrial product distributors. In addition, we provide fluid power, mechanical, and rubber shop services. We offer technical application support for our products and provide creative solutions to help customers minimize downtime and reduce overall procurement costs. Although we do not generally manufacture the products we sell, we do assemble and repair various products and systems. Our customers are primarily North American companies, who use our products to maintain and to repair their machinery and equipment. We also sell for original equipment manufacturing uses.

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

     -    Our Board of Directors Governance Principles and Practices

     - Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of our Board of Directors

     The information contained on our website is not incorporated into this annual report on Form 10-K. The documents referenced above are also available in print to any shareholder who sends a written request to our Vice President-Chief Financial Officer & Treasurer at One Applied Plaza, 3301 Euclid Avenue, Cleveland, Ohio 44115.

     (a)  General Development of Business.

     In fiscal 2006, we continued to extend our geographic reach and product offerings. After making several acquisitions in recent years outside the United States, in September 2005 we acquired the assets of Spencer Industries, Inc., a fluid power distributor serving the western United States with annualized sales at the time of the acquisition of approximately $49 million. The business operates as Spencer Fluid Power. In March 2006, we acquired Minnesota Bearing Company, a distributor of bearings, power transmission components, and fluid power products with locations throughout the upper Midwest and with annualized sales at the time of the acquisition of approximately $35 million. We also secured new or expanded distribution authorizations for various Parker Hannifin, Altra Industrial Motion, Rust-Oleum, 3M, and Sumitomo industrial product lines.

     Additional information regarding developments in our business can be found in our 2006 Annual Report to shareholders under the caption "Management's Discussion and Analysis" on pages 10 through 16, which is incorporated here by reference.

     (b)  Financial Information about Segments.

     We have identified one reportable business segment, service center-based distribution. This business provides customers with a wide range of industrial products through a network of service centers stretching across North America. We also offer technical support and provide creative solutions to help customers minimize their production downtime and reduce overall procurement costs.

     In addition to service center-based distribution, we operate specialized fluid power companies that primarily sell products and services directly to customers rather than through the industrial product service centers.

     Segment financial information can be found in the 2006 Annual Report to shareholders in note 12 to the consolidated financial statements on pages 32 and 33, and that information is incorporated here by reference.

     (c)  Narrative Description of Business.

     Overview. Our field operating structure is built on two primary platforms - industrial products, and fluid power products and systems:

     - Industrial Products. We distribute a wide range of products through our service centers in 48 states, Puerto Rico, five Canadian provinces, and six Mexican states. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs. In addition, we operate regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements, and rubber service field crews, which install and repair belts and rubber linings at customer locations. The industrial products business accounts for a substantial majority of our field operations and sales dollars. While the business operates in the U.S. using the Applied Industrial Technologies trade name, we also are known as Bearing & Transmission, B&T Rubber, Groupe GLM, and PV Hydraulique in Canada, Applied Mexico in Mexico, and Rafael Benitez Carrillo in Puerto Rico.

     - Fluid Power. Our specialized fluid power businesses primarily market their products and services directly to customers, but also through the service center network. In addition to distributing fluid power components, the businesses operate shops that assemble fluid power systems and components, perform equipment repair, and offer technical advice to customers. Customers include businesses purchasing for maintenance, repair, and operations needs, as well as for original equipment manufacturing applications. Our fluid power businesses operate in various geographic areas of the U.S. and Canada under the following names: Air and Hydraulics Engineering (Southeast), Air Draulics Engineering (Mississippi Valley), Air-Hydraulic Systems (upper Midwest), Applied Engineered Systems (Midwest), Dees Fluid Power (Mid-Atlantic and Northeast), Elect-Air (West Coast), Engineered Sales (Midwest), ESI Power Hydraulics (Midwest), HyPower (western Canada), Kent Fluid Power (West Coast), and Spencer Fluid Power (Northwest and West).

     Products. We are one of North America's leading distributors of bearings, power transmission components, fluid power components and systems, industrial rubber products, linear components, tools, safety products, general maintenance products and a variety of mill supply products. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.

     These products are generally supplied to us by manufacturers whom we serve as a non-exclusive distributor. The product suppliers also may provide us product training, as well as sales and marketing support. Authorizations to represent particular suppliers and product lines may vary by geographic region. We believe our supplier relationships are generally good, and many have existed for decades. The disruption of relationships with certain suppliers, or the disruption of their own operations, could adversely affect our business.

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

     Net sales by product category for the most recent three fiscal years is detailed in the 2006 Annual Report to shareholders in note 12 to the consolidated financial statements on page 33, and that information is incorporated here by reference.

     Services. Our service center associates advise and assist customers with respect to product selection and application, and inventory management. We consider this advice and assistance to be an integral part of our sales efforts. Beyond traditional parts distribution services, we offer product and process solutions involving multiple technologies, helping to reduce production downtime, as well as overall procurement and maintenance costs for customers. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.

     Our sales associates include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product and pricing information, and assist account managers in serving customers. Account managers make on-site calls to current and potential customers to provide product and price information, identify customer requirements, provide recommendations, and assist in implementing equipment maintenance and storeroom management programs, including our automated storeroom replenishment system, AppliedSTORE(R). Account managers also measure and document for customers the value of cost savings and increased productivity generated by our services and recommendations. Product and industry specialists assist with applications in their areas of technical expertise.

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

     Our information systems enhance our ability to serve customers. While we have long transacted with customers through electronic data interchange (EDI), customers can also turn to our website at www.applied.com to search for products in a comprehensive electronic database, research product attributes, view prices, check inventory levels, place orders, and track order status. We also interface with certain customers' technology platforms and plant maintenance systems.

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

     Markets. We purchase from over 2,000 product manufacturers and resell the products to many thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities, as well as to government agencies. Customers range from the largest concerns in North America, with whom we may have multiple-location relationships, to the smallest. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our net sales.

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

     Our principal competitors are other bearing, power transmission, industrial rubber, fluid power, linear motion, and general maintenance and safety product distributors, and, to a lesser extent, mill supply and catalog companies. These competitors include local, regional, national, and multinational operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do. The identity and number of our competitors vary throughout the geographic and product markets we serve.

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

     Number of Employees. On July 31, 2006, we had 4,683 employees.

     Working Capital. Our working capital position is discussed in "Management's Discussion and Analysis" in the 2006 Annual Report to shareholders on pages 12 through 14.

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

     (d)  Financial Information about Geographic Areas.

     We believe our U.S. operations' export sales during the fiscal year ended June 30, 2006, and prior fiscal years, were less than 2% of net sales, and were not concentrated in a specific geographic area.

     Additional information regarding our foreign operations, including information about revenues and long-lived assets, is included in the 2006 Annual Report to shareholders in note 12 to the consolidated financial statements on page 33 and in "Quantitative and Qualitative Disclosures About Market Risk" on page 17 and that information is incorporated here by reference.

                             ITEM 1A. RISK FACTORS.

     In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing our company. Additional risks not currently known to us, risks that could apply to any issuer, or risks that we currently deem immaterial, may also impact our business and operations.

RISKS RELATED TO OUR BUSINESS

     LOSS OF KEY SUPPLIER AUTHORIZATIONS, LACK OF PRODUCT AVAILABILITY, OR CHANGES IN SUPPLIER DISTRIBUTION PROGRAMS COULD ADVERSELY AFFECT OUR SALES AND EARNINGS. Our business is dependent on maintaining an immediately available supply of a sufficient quantity of various products to meet customer demand. Of our overall dollar volume of product purchases in fiscal 2006, almost half was purchased from our top 10 suppliers. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of products from these suppliers, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers' production, transportation disruptions, or other reasons beyond our control. Furthermore, we cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand. Limitations on our access to products could put us at a competitive disadvantage.

     In addition, as a distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or Applied in particular, in a manner that adversely impacts our business. For example, key suppliers could change the prices we must pay for their products relative to other distributors or relative to competing products, geographic or product line breadth of distributor authorizations, purchase incentive programs, product purchase or stocking expectations, or other aspects of our relationships.

     AN INCREASE IN COMPETITION COULD DECREASE SALES OR EARNINGS. We operate in a highly competitive industry. We compete primarily with multinational, national, regional, and local distributors of industrial machinery parts, equipment, and supplies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Some existing competitors have, and new market entrants may have, greater financial resources than we do. To the extent existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices for products or services, thereby adversely affecting financial results.

     INCREASES IN PRODUCT AND ENERGY COSTS COULD REDUCE OUR PROFITABILITY. Recent price increases in commodity materials, such as steel, have resulted in industrial product manufacturers increasing the prices of products we distribute. In addition, a portion of our distribution costs is comprised of fuel and freight costs, which have increased significantly in recent years. Our ability to pass on increases in our costs depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability.

     A DISRUPTION OF OUR INFORMATION SYSTEMS COULD INCREASE EXPENSES, DECREASE SALES, OR OTHERWISE REDUCE EARNINGS. Our ability to transact business has become increasingly reliant on our information systems. We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, ship products to our customers on a timely basis, maintain cost-effective operations, and provide superior service to our customers. A serious, prolonged disruption of our information systems could materially impair fundamental business processes.

     OUR BUSINESS DEPENDS ON OUR ABILITY TO RETAIN AND ATTRACT QUALIFIED SALES AND CUSTOMER SERVICE PERSONNEL. There are significant costs associated with hiring and training sales and customer service professionals. We greatly benefit from having employees who are familiar with the products we sell and their applications, as well as our customer and supplier relationships. We could be adversely affected by a shortage of available skilled workers or the loss of a significant number of our sales or customer service professionals, including through retirement as the workforce ages.

     FUTURE ACQUISITIONS ARE A KEY COMPONENT OF OUR ANTICIPATED GROWTH. WE MAY NOT BE ABLE TO IDENTIFY OR COMPLETE FUTURE ACQUISITIONS, INTEGRATE THEM EFFECTIVELY INTO OUR OPERATIONS, OR REALIZE THEIR ANTICIPATED BENEFITS. Many industries we serve are mature. As a result, our growth in recent years has resulted in substantial part from the acquisition of other businesses. While we wish to continue to acquire businesses, we may not be able to identify and negotiate suitable acquisitions, obtain financing for them on satisfactory terms, or otherwise complete acquisitions in the future. In addition, existing or future competitors, including financial buyers, may increasingly seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable opportunities.

     We seek acquisition opportunities that complement and expand our operations. However, substantial costs, delays, or other difficulties related to integrating acquisitions into our operations could adversely affect our business or financial results. We could face significant challenges in consolidating functions and integrating procedures, information technology, personnel, and operations in a timely and efficient manner.

     Further, even if we integrate successfully our operations with our acquisitions, we may not be able to realize the cost savings, sales increases, or other benefits that we anticipate from these acquisitions, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to reduce duplicative expenses and inventory effectively, and to consolidate facilities; the incurrence of significant integration costs or charges in order to achieve those benefits; and our ability to retain key product supplier authorizations and customer relationships. In addition, future acquisitions could place significant demand on administrative, operational, and financial resources.

     AN INTERRUPTION OF OPERATIONS AT OUR HEADQUARTERS OR DISTRIBUTION CENTERS COULD ADVERSELY IMPACT OUR BUSINESS. Our business is highly dependent on maintaining operations at our headquarters and distribution centers. A serious, prolonged interruption of operations due to power outages, terrorist attack, earthquake, hurricane, fire, flood or other natural disaster, or other interruption could have a material adverse effect on our business and financial results.

     OUR GROWTH OUTSIDE THE UNITED STATES INCREASES OUR EXPOSURE TO GLOBAL ECONOMIC AND POLITICAL CONDITIONS. Our foreign operations contributed 11.3% of our sales in 2006. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations will increase.

     WE ARE SUBJECT TO LITIGATION RISK DUE TO THE NATURE OF OUR BUSINESS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. From time to time, we are involved in lawsuits or other legal proceedings that arise from business transactions. These may, for example, relate to product liability claims, commercial disputes, or employment matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor or corporate or securities law matters. The defense and ultimate outcome of lawsuits or other legal proceedings may result in higher operating expenses, which could have a material adverse effect on our business, financial condition, or results of operations.

RISKS RELATED TO OUR INDUSTRY

     OUR BUSINESS DEPENDS HEAVILY UPON THE OPERATING LEVELS OF OUR CUSTOMERS AND THE ECONOMIC FACTORS THAT AFFECT THEM. Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods that our customers produce. Consequently, the demand for our services and products has been and will continue to be influenced by most of the same economic factors that affect the demand for and production of customers' goods. When customers or prospective customers reduce their production levels in response to lower demand for their products, they have less need for our products and services. Also during periods of economic slowdown, our credit losses could increase. In addition, because some customers are moving portions of operations overseas in order to reduce manufacturing costs, our ability to continue to serve those customers may be impaired and the size of our overall market opportunity in North America may be diminished.

     THE CONSOLIDATION OCCURRING IN OUR CUSTOMERS' AND SUPPLIERS' INDUSTRIES COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL RESULTS. In recent years, we have witnessed increased consolidation among our product suppliers and customers. As customer industries consolidate, a greater proportion of our sales could be derived from larger, national contracts, which could adversely impact the amount and volatility of our earnings. In addition, consolidation increases the risk of larger customers seeking to purchase industrial parts, equipment, and supplies directly from product manufacturers rather than through distributors. Similarly, continued consolidation among our product suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases.

OTHER RISKS

     In addition to the risks identified above, other risks we face include, but are not limited to, the following:

     - changes in customer preferences for products and services of the nature and brands sold by Applied;

     - changes in the market prices for products and services relative to the cost of providing them;

     -    changes in customer procurement policies and practices;

     -    changes in product manufacturer sales policies and practices;

     -    changes in operating expenses;

     - the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations;

     - the incurrence of debt and contingent liabilities in connection with acquisitions;

     -    our ability to access capital markets as needed;

     - volatility of our stock price and the resulting impact on our financial statements;

     -    changes in accounting policies and practices;

     -    organizational changes within the company; and,

     -    adverse regulation and legislation.

                       ITEM 1B. UNRESOLVED STAFF COMMENTS.

                                 Not applicable.

                               ITEM 2. PROPERTIES.

     We believe that having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout North America. At June 30, 2006 we owned real properties at 149 locations and leased 278 locations. Certain properties house more than one company operation.

     Our principal owned real properties (each of which has more than 25,000 square feet of floor space) at June 30, 2006 were:

     -    the distribution center and service center in Atlanta, Georgia

     -    the distribution center in Florence, Kentucky

     -    the service center in Monroe, Louisiana

     -    the service center and rubber shop in Omaha, Nebraska

     -    the distribution center in Carlisle, Pennsylvania

     -     the distribution center and rubber shop in Fort Worth, Texas

     Our principal leased real properties (each of which has more than 25,000 square feet of floor space) at June 30, 2006 were:

     -    the corporate headquarters facility in Cleveland, Ohio

     - the distribution center, rubber shop, fluid power shop, and service center in Fontana, California

     -    the rubber shop and fluid power shop in Tracy, California

     -    the rubber shop and service center in Denver, Colorado

     - the service center, fluid power shop, and offices in Minneapolis, Minnesota

     -    the fluid power shop in Billings, Montana

     -    the distribution center in Portland, Oregon

     -    the offices and fluid power shop in Kent, Washington

     -    the service center in Longview, Washington

     -    the rubber shop and the fluid power shop in Longview, Washington

     -    the offices, service center, and rubber shop in Appleton, Wisconsin

     Except for those in Billings and Kent, all of the properties listed above are used in our service center-based distribution segment. The Fontana, Tracy, Minneapolis, and Longview (shops) properties are used in operations both inside and outside the service center-based distribution segment.

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

     In recent years, when opening new operations, we have tended to lease rather than purchase real property. We do not consider any of our service center, distribution center, or shop properties to be material, because we believe that, if it becomes necessary or desirable to relocate an operation, other suitable property could be found.

     Additional information regarding our properties is included in the 2006 Annual Report to shareholders in note 11 to the consolidated financial statements on page 32, and that information is incorporated here by reference.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Applied's security holders during the last quarter of fiscal 2006.

                      EXECUTIVE OFFICERS OF THE REGISTRANT.

     Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 12, 2005:

          David L. Pugh. Mr. Pugh is Chairman & Chief Executive Officer, and a member of our Board of Directors. He is 57 years of age.

          Bill L. Purser. Mr. Purser is President & Chief Operating Officer. He is 63 years of age.

          Todd A. Barlett. Mr. Barlett is Vice President-Acquisitions and Global Business Development (since July 2004). He had served as Vice President-Global Business Development (from 2000 to July 2004). He is 51 years of age.

          Fred D. Bauer. Mr. Bauer is Vice President-General Counsel (since April 2002) and Secretary (since October 2001). He had served as Vice President-Legal Services (from 2000 to April 2002) and Assistant Secretary (from 1994 to October 2001). He is 40 years of age.

          Michael L. Coticchia. Mr. Coticchia is Vice President-Chief Administrative Officer and Government Business (since July 2006). Prior to that, he served as Vice President-Human Resources and Administration (from April 2002 to July 2006), Vice President-Human Resources and Risk Management (from 1998 to April 2002) and Assistant Secretary (from 1990 to January 2002). He is 43 years of age.

          Mark O. Eisele. Mr. Eisele is Vice President-Chief Financial Officer & Treasurer (since January 2004). Prior to that, he had been Vice President & Controller (from 1997 to December 2003). He is 49 years of age.

          James T. Hopper. Mr. Hopper is Vice President-Chief Information Officer. He is 62 years of age.

          Jeffrey A. Ramras. Mr. Ramras is Vice President-Marketing and Supply Chain Management (since September 2002). He had served as Vice President-Supply Chain Management (from 2000 to September 2002). He is 51 years of age.

          Richard C. Shaw. Mr. Shaw is Vice President-Communications and Learning. He is 57 years of age.

                                    PART II.

             ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Applied's common stock, without par value, is listed for trading on the New York Stock Exchange under the ticker symbol AIT. Information concerning the principal market for Applied's common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2006, 2005, and 2004 and the number of shareholders of record as of August 15, 2006 is set forth in the 2006 Annual Report to shareholders on page 37, under the caption "Quarterly Operating Results and Market Data," and that information is incorporated here by reference.

     Information concerning securities authorized for issuance under Applied's equity compensation plans is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2006, under the caption "Equity Compensation Plan Information."

     The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2006. All of the share amounts and prices in the table and footnotes have been adjusted for the 3-for-2 stock split paid on June 15, 2006.

                                                 (c) Total Number of        (d) Maximum Number of
                   (a) Total   (b) Average     Shares Purchased as Part     Shares that May Yet Be
                     Number     Price Paid      of Publicly Announced     Purchased Under the Plans
Period             of Shares   per Share ($)       Plans or Programs            or Programs *
------             ---------   -------------   ------------------------   -------------------------
April 1, 2006 to
April 30, 2006             0          --                       0                  1,500,000

May 1, 2006 to
May 31, 2006         226,800       25.28                 226,800                  1,273,200

June 1, 2006 to
June 30, 2006        869,300       23.49                 869,300                    403,900
                   ---------       -----               ---------                  ---------
Total              1,096,100       23.86               1,096,100                    403,900
                   =========       =====               =========                  =========

* On January 18, 2006, the Board of Directors authorized the purchase of up to 1,500,000 shares of Applied common stock. The authorization was publicly announced that day. After 1,096,100 shares were repurchased, the Board of Directors replaced the existing authorization on July 18, 2006, again granting the company authorization to purchase up to 1,500,000 shares. The new authorization was publicly announced that day. The purchases may be made in the open market or in privately negotiated transactions. The new authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

                        ITEM 6. SELECTED FINANCIAL DATA.

     The summary of selected financial data for the last five years is set forth in the 2006 Annual Report to shareholders in the table on pages 38 and 39 under the caption "10 Year Summary" and is incorporated here by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

     "Management's Discussion and Analysis" is set forth in the 2006 Annual Report to shareholders on pages 10 through 16 and is incorporated here by reference.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK.

     The disclosures about market risk required by this item are set forth in Applied's 2006 Annual Report to shareholders on page 17, which information is incorporated here by reference. For further information relating to borrowing and interest rates, see the Liquidity and Capital

Resources section of "Management's Discussion and Analysis" and Notes 6 and 7 to the consolidated financial statements in Applied's 2006 Annual Report to shareholders on pages 10-16, 26 and 27, respectively, which information is incorporated here by reference. In addition, please see "Risk Factors" at pages 10-13, above, for additional risk factors relating to our business.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the reports of the independent registered public accounting firm listed below, which are included in the 2006 Annual Report to shareholders at the pages indicated, are incorporated here by reference and filed with this Report:

Caption                                                                 Page No.
-------                                                                 --------
Financial Statements:

   Statements of Consolidated Income
   for the Years Ended June 30, 2006, 2005, and 2004                          18

   Consolidated Balance Sheets June 30, 2006 and 2005                         19

   Statements of Consolidated Cash Flows for the Years Ended
   June 30, 2006, 2005, and 2004                                              20

   Statements of Consolidated Shareholders' Equity for the
   Years Ended June 30, 2006, 2005, and 2004                                  21

   Notes to Consolidated Financial Statements
   for the Years Ended June 30, 2006, 2005, and 2004                     22 - 33

Reports of Independent Registered Public Accounting Firm                  34, 36

Supplementary Data:

   Quarterly Operating Results and Market Data                                37

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

     Management's annual report on Applied's internal control over financial reporting and the attestation report of the independent registered public accounting firm are set forth in the 2006 Annual Report to shareholders on pages 35-36, and are incorporated here by reference.

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

                                    PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2006, under the caption "Election of Directors." The information required by this Item as to Applied's executive officers has been furnished in this Report on pages 15 and 16 in Part I, after
Item 4, under the caption "Executive Officers of the Registrant."

     The information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2006, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

     Applied has a code of ethics, entitled the Code of Business Ethics, that applies to our employees, including our chief executive officer, chief operating officer, chief financial officer, and corporate controller. The Code of Business Ethics is posted at the investor relations area of our www.applied.com website.

                        ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2006, under the captions "Compensation of Directors," "Deferred Compensation Plan for Non-Employee Directors," "Summary Compensation," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year," "Estimated Retirement Benefits Under Supplemental Executive Retirement Benefits Plan," "Deferred Compensation Plan," and "Change in Control Agreements and Other Related Arrangements."

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2006, under the captions "Beneficial Ownership of Certain Applied Shareholders and Management" and "Equity Compensation Plan Information."

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                 Not applicable.

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required by this Item is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2006, under the caption "Item 2 - Ratification of Auditors."

                                    PART IV.

              ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements.

     The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in the 2006 Annual Report to shareholders on pages 18 - 34 and 36 - 37, and are incorporated by reference in Item 8 of this Report.

                                     Caption

          Statements of Consolidated Income for the Years Ended June 30, 2006, 2005, and 2004

          Consolidated Balance Sheets at June 30, 2006 and 2005

          Statements of Consolidated Cash Flows for the Years Ended June 30, 2006, 2005, and 2004

          Statements of Consolidated Shareholders' Equity for the Years Ended June 30, 2006, 2005, and 2004

          Notes to Consolidated Financial Statements for the Years Ended June 30, 2006, 2005, and 2004

          Reports of Independent Registered Public Accounting Firm

          Supplementary Data:
          Quarterly Operating Results and Market Data

(a)2. Financial Statement Schedule.

     The following report and schedule are included in this Part IV, and are found in this Report at the pages indicated:

Caption                                                                 Page No.
-------                                                                 --------
Report of Independent Registered Public Accounting Firm                    27

Schedule II - Valuation and Qualifying Accounts                            28

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

*10(b) A written description of Applied's director compensation program is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2006 under the caption, "Compensation of Directors."

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

*10(o)    Form of Non-Statutory Stock Option Award Terms and Conditions
          (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated November
          30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(p) Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10(c) to Applied's Form 8-K dated August 9, 2005, SEC File
          No. 1-2299, and incorporated here by reference).

*10(q)    Performance Grant Terms and Conditions (filed as Exhibit 10(b) to
          Applied's Form 8-K dated August 8, 2006, SEC File No. 1-2299, and incorporated here by reference).

*10(r) 2006 Management Incentive Plan General Terms (filed as Exhibit 10(a) to Applied's Form 8-K dated August 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(s) 2007 Management Incentive Plan General Terms (re-filed to correct the version filed as Exhibit 10(a) to the Applied's Form 8-K dated August
          8, 2006, SEC File No. 1-2299).

*10(t)    Non-qualified Deferred Compensation Agreement between Applied and J.
          Michael Moore effective as of December 31, 1997 (filed as Exhibit
          10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC
          File No. 1-2299, and incorporated here by reference).

10(u) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to
          Applied's Registration Statement on Form S-4 filed May 23, 1997,
          Registration No. 333-27801, and incorporated here by reference).

13 Applied 2006 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21        Applied's subsidiaries at June 30, 2006.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.

     We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2006 and 2005, and for each of the three years in the period ended June 30, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, and the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, and have issued our reports thereon dated August 18, 2006; such consolidated financial statements and reports are included in your 2006 Annual Report to Shareholders and are incorporated herein by reference. Our report relating to the consolidated financial statements of the Company includes an explanatory paragraph concerning the adoption of a new accounting standard effective July 1, 2005. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Cleveland, Ohio
August 18, 2006

              APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                                 (in thousands)

                                                               COLUMN C
                                                      -------------------------
                                                                     ADDITIONS
                                          COLUMN B     ADDITIONS   (DEDUCTIONS)     COLUMN D     COLUMN E
                                         BALANCE AT   CHARGED TO    CHARGED TO     DEDUCTIONS    BALANCE
               COLUMN A                   BEGINNING    COSTS AND       OTHER          FROM      AT END OF
              DESCRIPTION                 OF PERIOD    EXPENSES      ACCOUNTS       RESERVE       PERIOD
              -----------                ----------   ----------   ------------   -----------   ---------
YEAR ENDED JUNE 30 2006:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                 $6,500        $1,953      ($510)(B)     $1,943(A)      $6,000

YEAR ENDED JUNE 30 2005:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                 $6,400        $1,958        $300(B)     $2,158(A)      $6,500

YEAR ENDED JUNE 30 2004:
Reserve deducted from assets to
which it applies - accounts receivable
allowances                                 $6,100        $2,525         $60(B)     $2,285(A)      $6,400

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

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.


/s/ David L. Pugh                       /s/ Bill L. Purser
-------------------------------------   ----------------------------------------
David L. Pugh, Chairman &               Bill L. Purser, President &
Chief Executive Officer                 Chief Operating Officer


/s/ Mark O. Eisele                      /s/ Daniel T. Brezovec
-------------------------------------   ----------------------------------------
Mark O. Eisele                          Daniel T. Brezovec
Vice President-Chief Financial          Corporate Controller
Officer & Treasurer                     (Principal Accounting Officer)

Date: August 28, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


*                                       *
-------------------------------------   ----------------------------------------
William G. Bares, Director              Thomas A. Commes, Director


*                                       *
-------------------------------------   ----------------------------------------
Peter A. Dorsman, Director              L. Thomas Hiltz, Director


*                                       *
-------------------------------------   ----------------------------------------
Edith Kelly-Green, Director             John F. Meier, Director


*                                       /s/ David L. Pugh
-------------------------------------   ----------------------------------------
J. Michael Moore, Director              David L. Pugh, Chairman & Chief
                                        Executive Officer and Director


*                                       *
-------------------------------------   ----------------------------------------
Dr. Jerry Sue Thornton, Director        Peter C. Wallace, Director


*
-------------------------------------
Stephen E. Yates, Director


/s/ Fred D. Bauer
-------------------------------------
Fred D. Bauer, as attorney in fact
for persons indicated by "*"

Date: August 28, 2006

                      APPLIED INDUSTRIAL TECHNOLOGIES, INC.

                                  EXHIBIT INDEX
                  TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2006

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

*10(b) A written description of Applied's director compensation program is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2006, under the caption, "Compensation of Directors."

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

*10(o)    Form of Non-Statutory Stock Option Award Terms and Conditions
          (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated November
          30, 2006, SEC File No. 1-2299, and incorporated here by reference).

*10(p) Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10(c) to Applied's Form 8-K dated August 9, 2005, SEC File
          No. 1-2299, and incorporated here by reference).

*10(q)    Performance Grant Terms and Conditions (filed as Exhibit 10(b) to
          Applied's Form 8-K dated August 8, 2006, SEC File No. 1-2299, and incorporated here by reference).

*10(r) 2006 Management Incentive Plan General Terms (filed as Exhibit 10(a) to Applied's Form 8-K dated August 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(s)    2007 Management Incentive Plan General Terms (re-filed to correct the version filed as Exhibit 10(a) to the Applied's Form 8-K dated August
          8, 2006, SEC File No. 1-2299).                                            Attached

*10(t)    Non-qualified Deferred Compensation Agreement between Applied and J.
          Michael Moore effective as of December 31, 1997 (filed as Exhibit
          10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC
          File No. 1-2299, and incorporated here by reference).

10(u) Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to
          Applied's Registration Statement on Form S-4 filed May 23, 1997,
          Registration No. 333-27801, and incorporated here by reference).

13        Applied 2006 Annual Report to shareholders (not deemed "filed" as part of this Form 10-K except for those portions that are expressly
          incorporated by reference).                                              Attached

21        Applied's subsidiaries at June 30, 2006.                                 Attached

23        Consent of Independent Registered Public Accounting Firm.                Attached

24        Powers of attorney.                                                      Attached

31        Rule 13a-14(a)/15d-14(a) certifications.                                 Attached

32        Section 1350 certifications.                                             Attached