Form 10-Q
period 2006-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2006-10-30
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-2299
APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0117420

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Applied Plaza, Cleveland, Ohio	44115

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (216) 426-4000

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check One:
     Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Shares of common stock outstanding on October 15, 2006	43,369,652
(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Dollar amounts in thousands, except per share amounts)

	Three Months Ended
	September 30
	2006	2005

Net Sales	$492,590	$443,205
Cost of Sales	357,456	320,901

	135,134	122,304

Selling, Distribution and Administrative Expenses	101,757	94,502

Operating Income	33,377	27,802
Interest Expense, net	647	772
Other (Income) Expense, net	(69)	150

Income Before Income Taxes	32,799	26,880
Income Taxes	11,682	10,030

Net Income	$21,117	$16,850

Net Income Per Share — Basic	$0.48	$0.37

Net Income Per Share — Diluted	$0.47	$0.36

Cash dividends per common share	$0.12	$0.08

Weighted average common shares outstanding for basic computation	43,937	44,963

Dilutive effect of stock options and awards	908	1,639

Adjusted average common shares outstanding for diluted computation	44,845	46,602

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	September 30	June 30
	2006	2006
ASSETS
Current assets
Cash and cash equivalents	$102,276	$106,428
Accounts receivable, less allowances of $6,100 and $6,000	240,647	231,524
Inventories (at LIFO)	192,523	190,537
Other current assets	19,720	29,955

Total current assets	555,166	558,444
Property, less accumulated depreciation of $118,730 and $115,488	69,755	70,794
Goodwill	57,248	57,222
Other assets	45,642	44,211

TOTAL ASSETS	$727,811	$730,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$110,402	$109,440
Other accrued liabilities	67,124	78,991

Total current liabilities	177,526	188,431
Long-term debt	75,988	76,186
Other liabilities	53,166	51,232

TOTAL LIABILITIES	306,680	315,849

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 and 50,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	123,734	122,146
Income retained for use in the business	424,667	408,847
Treasury shares — at cost, 10,563 and 10,146 shares	(142,058)	(130,967)
Accumulated other comprehensive income	4,788	4,796

TOTAL SHAREHOLDERS’ EQUITY	421,131	414,822

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$727,811	$730,671

See notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 30
	2006	2005

Cash Flows from Operating Activities
Net income	$21,117	$16,850
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,350	3,198
Share-based compensation and amortization of intangibles and other assets	1,487	689
Gain on sale of property	(22)	(12)
Treasury shares contributed to employee benefit and deferred compensation plans	1,367	3,046
Changes in operating assets and liabilities, net of effects from acquisition of business	(11,104)	(26,696)
Other — net	(75)	812

Net Cash provided by (used in) Operating Activities	16,120	(2,113)

Cash Flows from Investing Activities
Property purchases	(2,520)	(1,670)
Proceeds from property sales	105	45
Net cash paid for acquisition of businesses		(15,735)
Deposits and other	(652)	290

Net Cash used in Investing Activities	(3,067)	(17,070)

Cash Flows from Financing Activities
Purchases of treasury shares	(12,409)	(10,178)
Dividends paid	(5,297)	(3,613)
Excess tax benefits from share-based compensation	217	1,407
Exercise of stock options	330	867

Net Cash used in Financing Activities	(17,159)	(11,517)

Effect of exchange rate changes on cash	(46)	355

Decrease in cash and cash equivalents	(4,152)	(30,345)
Cash and cash equivalents at beginning of period	106,428	127,136

Cash and cash equivalents at End of Period	$102,276	$96,791

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the Company) as of September 30, 2006 and the results of operations and cash flows for the three month periods ended September 30, 2006 and 2005 have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2007.

Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

All share and per share data have been restated to reflect a three-for-two stock split effective June 15, 2006.

Subsequent to the issuance of the Company’s Form 10-Q for the period ended September 30, 2005, the Company determined, as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, that the excess tax benefits resulting from share based compensation should have been presented as a financing cash flow instead of as an operating cash flow. The accompanying condensed statement of consolidated cash flows for the three months ended September 30, 2005 has been restated to conform to the current period presentation, resulting in a $1,407 increase in net cash used in operating activities and a corresponding decrease in net cash used in financing activities from the amounts previously reported.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts) (Unaudited)
2.	NEW PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48, which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any, this interpretation may have on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS 87, 88, 106, and 132 (R). This statement requires a company to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt SFAS 158 in the fourth quarter of fiscal 2007 and is currently evaluating the impact on its consolidated financial statements.

In September 2006, Securities & Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on quantifying financial statement misstatements. SAB 108 requires a company to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material. The Company is required to adopt SAB 108 at the end of the current fiscal year. The Company has not completed the process of evaluating the impact, if any, that will result from adopting SAB 108.

3.	SEGMENT INFORMATION

The accounting policies of the Company’s reportable segment and its other businesses are the same as those used to prepare the condensed consolidated financial statements. Sales between the service center based distribution segment and the other businesses are not significant.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts) (Unaudited)
Segment Financial Information:

	Service Center
	Based
	Distribution	Other	Total

Three Months Ended September 30, 2006
Net sales	$441,171	$51,419	$492,590
Operating income	30,031	3,622	33,653
Assets used in business	663,177	64,634	727,811
Depreciation	3,135	215	3,350
Capital expenditures	2,411	109	2,520

Three Months Ended September 30, 2005
Net sales	$412,566	$30,639	$443,205
Operating income	24,234	2,116	26,350
Assets used in business	649,701	50,973	700,674
Depreciation	3,016	182	3,198
Capital expenditures	1,628	42	1,670

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	September 30
	2006	2005

Operating income for reportable segment	$30,031	$24,234
Other operating income	3,622	2,116
Adjustments for:
Other intangible amortization	(137)	(126)
Corporate and other income (expense), net of allocations (a)	(139)	1,578

Total operating income	33,377	27,802
Interest expense, net	647	772
Other (income) expense, net	(69)	150

Income before income taxes	$32,799	$26,880

(a)	The change in corporate and other income (expense), net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts) (Unaudited)
Sales by geographic location are as follows:

	United
	States	Canada	Other	Total

Three Months Ended September 30, 2006	$432,564	$53,344	$6,682	$492,590

Three Months Ended September 30, 2005	$391,127	$46,554	$5,524	$443,205
4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended
	September 30
	2006	2005
Net income	$21,117	$16,850
Other comprehensive income (loss):
Unrealized loss on hedge transactions, net of income tax of $(114) and $(118)	(179)	(183)
Foreign currency translation adjustment, net of income tax of $(35) and $570	196	1,822
Unrealized gain (loss) on investment securities available for sale, net of income tax of $(15) and $15	(25)	25

Total comprehensive income	$21,109	$18,514

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts) (Unaudited)
5.	BENEFIT PLANS

The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s supplemental executive retirement benefits plan, qualified retirement plan, salary continuation benefits and retiree medical benefits:

	Pension Benefits		Other Benefits
Three Months Ended September 30	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$410	$362	$14	$14
Interest cost	502	396	55	63
Expected return on plan assets	(104)	(95)
Recognized net actuarial loss (gain)	206	196	(27)	7
Amortization of prior service cost	150	157	12	12

Net periodic pension cost	$1,164	$1,016	$54	$96

The Company contributed $168 to its pension benefit plan and $17 to its other benefit plans in the three months ended September 30, 2006. Expected contributions for the full fiscal year are $1,200 for the pension benefit plans and $300 for its other benefit plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The accompanying condensed consolidated financial statements of the Company have been reviewed by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed statements of consolidated income and cash flows for the three-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2006, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 18, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Cleveland, OH
October 26, 2006

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following is Management’s Discussion and Analysis of certain significant factors which have affected the Company’s (1) financial condition at September 30, 2006 and June 30, 2006, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.
Overview
Net income and net income per share for the three months ended September 30, 2006 increased over the prior year period by 25.3% and 30.6%, respectively. These increases were driven in part by an 11.1% increase in sales and a 3.8% reduction in the number of average common shares outstanding.
Working capital increased to $378 million and shareholders’ equity to $421 million at September 30, 2006. Our current ratio was 3.1 to 1. Cash provided by operations increased to $16 million.
The Company monitors the Purchasing Managers Index (PMI) as published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter both the MCU and the PMI index moderated downward, however they remain at levels which continue to indicate an expanding economy, albeit at a slower pace. The Company’s performance traditionally lags these key indicators by up to 6 months.
The Company had 4,598 associates at September 30, 2006 and 4,490 associates at September 30, 2005. The increase over prior year is primarily attributable to a business acquired since the prior year period.
The Company had a total of 451 operating facilities at September 30, 2006 and 443 operating facilities at September 30, 2005. The increase over prior year is primarily attributable to a business acquired since the prior year period.
Results Of Operations
Three Months Ended September 30, 2006 and 2005
Sales during the three months ended September 30, 2006 increased $49.4 million or 11.1% compared to the prior year, reflecting increased sales in both our service center based distribution segment and other businesses. The number of selling days during the three months ended September 30, 2006 was 63 days and was 64 days during the three months ended September 30, 2005.
Sales from our service center based distribution segment increased $28.6 million or 6.9% during the three months ended September 30, 2006 from the same period in the prior year. The increase in sales was driven by the impact of supplier price increases, sales generated by acquired businesses that were not owned in the prior year period, sales mix and the impact of currency fluctuations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Sales from our other businesses increased $20.8 million or 67.8% during the three months ended September 30, 2006 from the same period in the prior year. The majority of the increase between the two periods was due to sales generated by businesses acquired since the prior year period.
From a geographical perspective, sales from our Canadian operations increased $6.8 million or 14.6% during the three months ended September 30, 2006 from the same period in the prior year. Favorable currency translation accounted for approximately two thirds of the increase between the two periods. The remaining net sales increase was due to a combination of sales mix and pricing.
During the three months ended September 30, 2006, industrial products and fluid power products accounted for 80.8% and 19.2%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 83.6% and 16.4%, respectively, of sales for the same period in the prior year. The increase in the percentage of sales accounted for by fluid power products was primarily a result of the Company’s acquisition of Spencer Fluid Power on September 30, 2005.
Gross profit as a percentage of sales decreased slightly to 27.4% from 27.6%. We experienced higher than expected supplier purchasing incentives and lower net freight costs during the quarter. While we continue to focus on customer pricing improvements we did experience some slight downward pricing pressure during the quarter primarily due to a temporary situation from supplier price increases. While the businesses acquired since the prior year continue to be accretive and have solid operating results, their gross margin percentages are lower than the Company average which also impacted the overall gross profit margin. Overall the gross profit margin for this quarter is slightly higher than our forecast for the remainder of the year, which remains at approximately 27.0% as our expectations are for supplier purchasing incentives to decline from the levels experienced in the first quarter.
During the quarter we experienced reductions in certain U.S. inventories that are valued using the last-in, first-out (LIFO) method. These interim inventory reductions caused a temporary liquidation of LIFO inventory quantities which are carried at lower costs. As required under generally accepted accounting principles, we did not give effect to any income statement benefit from this temporary liquidation of LIFO inventories as we expect to replace the inventory by year-end.
SD&A increased during the three months ended September 30, 2006 by $7.3 million or 7.7% over the prior year period, but declined as a percentage of sales to 20.7% from 21.3% in the prior year period. The increase in SD&A is primarily attributable to businesses acquired since the prior year period and increases in associate compensation, some of which resulted from improved financial performance of the company.
Income tax expense as a percentage of income before taxes was 35.6% for the quarter ended September 30, 2006 compared to 37.3% for the quarter ended September 30, 2005. The lower tax rate for the quarter relates primarily to state and local tax adjustments. We expect our full-year fiscal 2007 effective tax rate to be in the range of 36.0% to 36.5%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As a result of the above factors, net income increased by 25.3% compared to the same quarter of last year. Net income per share increased at a higher rate of 30.6% due to the lower number of shares outstanding from the stock buyback program.
Liquidity and Capital Resources
Cash provided by operating activities for the quarter ended September 30, 2006 was $16.1 million. This compares to approximately $2.1 million used in operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. During the three month period ended September 30, 2006, inventories were relatively stable and only increased approximately $2.0 million. Accounts receivable increased $9.1 million during the three months ended September 30, 2006 due to the overall increase in sales.
Capital expenditures were $2.5 million for the three months ended September 30, 2006 compared to $1.7 million in the prior year. For the entire year the Company expects total capital expenditures to be in the range of $10.0 to $12.0 million. Depreciation expense for the entire year is expected to be within the range of $13.0 million to $14.0 million. Share-based compensation and amortization of intangibles and other assets as reported on the condensed statements of consolidated cash flows is expected to be in the range of $5.0 million to $5.5 million for the entire year.
The Company has a $100.0 million revolving credit facility with a group of banks expiring in June 2010. The Company had no borrowings outstanding under this facility at September 30, 2006. Unused lines under this facility, net of outstanding letters of credit, total $94.7 million, and are available to fund future acquisitions or other capital and operating requirements.
The Company has an agreement with Prudential Investment Management, Inc. expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to twelve years. At September 30, 2006, there was no borrowing under this agreement.
The Company’s long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011.
The Board of Directors has authorized the purchase of shares of the Company’s common stock for the purpose of funding benefit programs, stock option and award programs, and future business acquisitions. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 520,900 shares of its common stock for $12.4 million during the three months ended September 30, 2006. At September 30, 2006, the Company had remaining authorization to repurchase 979,100 additional shares.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “expect,” “expectation,” “forecast,” “believe,” “intend,” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
Readers are cautioned not to place undue reliance on any forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors, many of which are outside the Company’s control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of those statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. In addition, the Company assumes no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise, except as may be required by law.
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of customers and the economic factors that affect them; reduced demand for the Company’s products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by the Company; changes in customer procurement policies and practices; changes in the price for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; competitive pressures; the cost of products and energy and other operating costs; disruption of the Company’s information systems; the Company’s ability to retain and attract qualified sales and customer service personnel; the Company’s ability to identify and complete future acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at the Company’s headquarters or distribution centers; risks and uncertainties associated with the Company’s foreign operations, including more volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; risks related to legal proceedings to which we are a party; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed; changes in accounting policies and practices; organizational changes within the Company; the volatility of the Company’s stock price and the resulting impact on our financial statements;

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of god, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect the Company’s business, financial condition, or results of operations. We discussed certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2006.

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
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at September 30, 2006. The Company has no interest rate swap agreements outstanding. All of the Company’s outstanding long-term debt is currently at fixed interest rates at September 30, 2006 and scheduled for repayment in December 2007 and beyond.
The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. For the three months ended September 30, 2006, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.3 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.3 million increase in net income.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective.
During the first quarter of fiscal 2007, there were no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company has been named a defendant in pending legal proceedings with respect to various product liability, commercial, and other matters. Although it is not possible to predict the outcome of these unresolved actions or the range of possible loss, the Company does not believe, based on circumstances currently known, that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended September 30, 2006 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs
July 1, 2006 to July 31, 2006	-0-	-0-	-0-	1,500,000
August 1, 2006 to August 31, 2006	40,000	22.52	40,000	1,460,000
September 1, 2006 to September 30, 2006	480,900	23.93	480,900	979,100
Total	520,900	23.82	520,900	979,100

(1)	On July 18, 2006, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter the Company purchased 43 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the aforementioned Board authorization.

ITEM 6. Exhibits.

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description
4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	$100,000,000 Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

10(a)	1997 Long-Term Performance Plan re-adopted by shareholders on October 22, 2002 (as amended on July 17, 2006 to reflect stock split-related adjustments).

10(b)	2007 Management Incentive Plan General Terms (filed as Exhibit 10(a) to the Company’s Form 8-K dated August 8, 2006, SEC File No. 1-2299, and incorporated here by reference).

10(c)	Performance Grant Terms and Conditions (filed as Exhibit 10(b) to the Company’s Form 8-K dated August 8, 2006, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description
15	Consent of Independent Registered Public Accounting Firm.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
     Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which shall be limited to Applied’s reasonable expenses in furnishing the exhibit.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date: October 30, 2006	By:	/s/ David L. Pugh

David L. Pugh
Chairman & Chief Executive Officer

Date: October 30, 2006	By:	/s/ Mark O. Eisele

Mark O. Eisele
Vice President-Chief Financial Officer
& Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

EXHIBIT NO.	DESCRIPTION
3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION
4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	$100,000,000 Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

10(a)	1997 Long-Term Performance Plan re-adopted by shareholders on October 22, 2002 (as amended on July 17, 2006 to reflect stock split-related adjustments).	Attached

10(b)	2007 Management Incentive Plan General Terms (filed as Exhibit 10(a) to the Company’s Form 8-K dated August 8, 2006, SEC File No. 1-2299, and incorporated here by reference).

10(c)	Performance Grant Terms and Conditions (filed as Exhibit 10(b) to the Company’s Form 8-K

EXHIBIT NO.	DESCRIPTION
dated August 8, 2006, SEC File No. 1-2299, and incorporated here by reference).

15	Consent of Independent Registered Public Accounting Firm.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached