Form 10-Q
period 2006-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2007-01-26
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2006
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
Shares of common stock outstanding on January 15, 2007   43,915,121

(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005

Net Sales	$472,365	$456,180	$964,955	$899,385
Cost of Sales	342,214	334,783	699,670	655,684

	130,151	121,397	265,285	243,701

Selling, Distribution and Administrative Expenses	101,222	96,183	202,979	190,685

Operating Income	28,929	25,214	62,306	53,016
Interest Expense, net	610	964	1,257	1,736
Other Expense (Income), net	(720)	(314)	(789)	(164)

Income Before Income Taxes	29,039	24,564	61,838	51,444
Income Taxes	10,471	9,270	22,153	19,300

Net Income	$18,568	$15,294	$39,685	$32,144

Net Income Per Share — Basic	$0.43	$0.34	$0.91	$0.72

Net Income Per Share — Diluted	$0.42	$0.33	$0.89	$0.69

Cash dividends per common share	$0.12	$0.10	$0.24	$0.18

Weighted average common shares outstanding for basic computation	43,684	44,493	43,811	44,729

Dilutive effect of stock options and awards	946	1,524	922	1,589

Weighted average common shares outstanding for diluted computation	44,630	46,017	44,733	46,317

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31	June 30
	2006	2006

ASSETS
Current assets
Cash and cash equivalents	$84,410	$106,428
Accounts receivable, less allowances of $6,146 and $6,000	220,460	231,524
Inventories (at LIFO)	215,208	190,537
Other current assets	31,402	29,955

Total current assets	551,480	558,444
Property, less accumulated depreciation of $121,082 and $115,488	69,121	70,794
Goodwill	56,966	57,222
Other assets	46,805	44,211

TOTAL ASSETS	$724,372	$730,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$91,377	$109,440
Long-term debt payable within one year	50,791
Other accrued liabilities	67,244	78,991

Total current liabilities	209,412	188,431
Long-term debt	25,000	76,186
Other liabilities	53,033	51,232

TOTAL LIABILITIES	287,445	315,849

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	124,932	122,146
Income retained for use in the business	437,977	408,847
Treasury shares — at cost, 10,329 and 10,146 shares	(139,476)	(130,967)
Accumulated other comprehensive income	3,494	4,796

TOTAL SHAREHOLDERS’ EQUITY	436,927	414,822

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$724,372	$730,671

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31
	2006	2005

Cash Flows from Operating Activities
Net income	$39,685	$32,144
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	6,607	6,624
Stock based compensation and amortization of intangibles and other assets	2,606	1,505
Gain on sale of property	(246)	(60)
Treasury shares contributed to employee benefit and deferred compensation plans	1,530	4,435
Changes in operating assets and liabilities, net of effects from acquisition of business	(46,425)	(65,213)
Other — net	132	1,448

Net Cash provided by (used in) Operating Activities	3,889	(19,117)

Cash Flows from Investing Activities
Property purchases	(5,357)	(4,189)
Proceeds from property sales	394	145
Net cash paid for acquisition of businesses		(16,298)
Deposits and other	(1,526)	(195)

Net Cash used in Investing Activities	(6,489)	(20,537)

Cash Flows from Financing Activities
Purchases of treasury shares	(12,409)	(28,096)
Dividends paid	(10,555)	(8,084)
Excess tax benefits from share-based compensation	2,130	1,807
Exercise of stock options	1,950	1,165

Net Cash used in Financing Activities	(18,884)	(33,208)

Effect of Exchange Rate Changes on Cash	(534)	836

Decrease in cash and cash equivalents	(22,018)	(72,026)
Cash and cash equivalents at beginning of period	106,428	127,136

Cash and Cash Equivalents at End of Period	$84,410	$55,110

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the Company) as of December 31, 2006 and the results of operations and cash flows for the three and six month periods ended December 31, 2006 and 2005 have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2007.

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

Subsequent to the issuance of the Company’s Form 10-Q for the period ended December 31, 2005, the Company determined, as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, that the excess tax benefits resulting from share based compensation should have been presented as a financing cash flow instead of as an operating cash flow. The accompanying condensed statement of consolidated cash flows for the six months ended December 31, 2005 has been restated to conform to the current period presentation, resulting in a $1,807 increase in net cash used in operating activities and a corresponding decrease in net cash used in financing activities from the amounts previously reported.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
2.   NEW PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48, which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact this interpretation may have on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -an amendment of SFAS 87, 88, 106, and 132 (R)”. This statement requires a company to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company is required to adopt SFAS 158 in the fourth quarter of fiscal 2007 and is currently evaluating the impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on quantifying financial statement misstatements. SAB 108 requires a company to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material. The Company is required to adopt SAB 108 at the end of the current fiscal year. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
3.   SEGMENT INFORMATION
The accounting policies of the Company’s reportable segment and its other businesses are the same as those used to prepare the condensed consolidated financial statements. Sales between the service center based distribution segment and the other businesses are not significant.
Segment Financial Information:

	Service Center
	Based Distribution	Other	Total

Three Months Ended December 31, 2006
Net sales	$423,047	$49,318	$472,365
Operating income	25,849	3,109	28,958
Depreciation	2,793	464	3,257
Capital expenditures	2,622	215	2,837

Three Months Ended December 31, 2005
Net sales	$412,420	$43,760	$456,180
Operating income	26,291	2,774	29,065
Depreciation	3,154	272	3,426
Capital expenditures	2,400	119	2,519

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	December 31,
	2006	2005

Operating income for reportable segment	$25,849	$26,291
Other operating income	3,109	2,774
Adjustments for:
Other intangible amortization	(141)	(141)
Corporate and other income (expense), net of allocations (a)	112	(3,710)

Total operating income	28,929	25,214
Interest expense, net	610	964
Other (income) expense, net	(720)	(314)

Income before income taxes	$29,039	$24,564

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)

	Service Center
	Based Distribution	Other	Total

Six Months Ended December 31, 2006
Net sales	$864,217	$100,738	$964,955
Operating income	55,880	6,731	62,611
Assets used in business	663,358	61,014	724,372
Depreciation	5,928	679	6,607
Capital expenditures	4,828	529	5,357

Six Months Ended December 31, 2005
Net sales	$824,987	$74,398	$899,385
Operating income	50,265	4,893	55,158
Assets used in business	630,678	50,681	681,359
Depreciation	6,170	454	6,624
Capital expenditures	4,028	161	4,189

	Six Months Ended
	December 31,
	2006	2005

Operating income for reportable segment	$55,880	$50,265
Other operating income	6,731	4,893
Adjustments for:
Other intangible amortization	(278)	(267)
Corporate and other income (expense), net of allocations (a)	(27)	(1,875)

Total operating income	62,306	53,016
Interest expense, net	1,257	1,736
Other (income) expense, net	(789)	(164)

Income before income taxes	$61,838	$51,444

(a)	The change in corporate and other income (expense), net, is due to various changes in the levels and amounts of expense being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
Net sales by geographic location are as follows:

	United
	States	Canada	Other	Total

Three Months Ended December 31, 2006	$414,860	$51,758	$5,747	$472,365

Three Months Ended December 31, 2005	$404,371	$46,794	$5,015	$456,180

	United
	States	Canada	Other	Total

Six Months Ended December 31, 2006	$847,423	$105,102	$12,430	$964,955

Six Months Ended December 31, 2005	$795,497	$93,348	$10,540	$899,385
4.   COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended
	December 31,
	2006	2005
Net income	$18,568	$15,294
Other comprehensive income (loss):
Unrealized gain on hedge transactions, net of income tax of $188 and $296	293	460
Foreign currency translation adjustment, net of income tax of $(377) and $162	(1,631)	792
Unrealized gain on investment securities available for sale, net of income tax of $27 and $2	44	3

Total comprehensive income	$17,274	$16,549

	Six Months Ended
	December 31,
	2006	2005
Net income	$39,685	$32,144
Other comprehensive income (loss):
Unrealized gain on hedge transactions, net of income tax of $74 and $178	114	277
Foreign currency translation adjustment, net of income tax of $(412) and $732	(1,435)	2,614
Unrealized gain on investment securities available for sale, net of income tax of $12 and $17	19	28

Total comprehensive income	$38,383	$35,063

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
5.   BENEFIT PLANS
The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Three Months Ended December 31,

Components of net periodic benefit cost:
Service cost	$410	$362	$14	$14
Interest cost	502	396	56	63
Expected return on plan assets	(104)	(95)
Recognized net actuarial loss (gain)	207	196	(28)	7
Amortization of prior service cost	150	157	12	12

Net periodic pension cost	$1,165	$1,016	$54	$96

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Six Months Ended December 31,

Components of net periodic benefit cost:
Service cost	$821	$725	$28	$28
Interest cost	1,004	793	111	126
Expected return on plan assets	(208)	(191)
Recognized net actuarial loss (gain)	412	392	(54)	14
Amortization of prior service cost	300	313	24	24

Net periodic pension cost	$2,329	$2,032	$109	$192

The Company contributed $368 to its pension benefit plans and $31 to its other benefit plans in the six months ended December 31, 2006. Expected contributions for the full fiscal year are $750 for the pension benefit plans and $300 for its other benefit plans.
6.   DEBT
The Company’s $50,000 in senior unsecured term notes mature in December 2007 and have been classified as a current liability as of December 31, 2006.

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2006 and 2005, and of consolidated cash flows for the six-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
January 24, 2007

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s Discussion and Analysis of certain significant factors which have affected the Company’s (1) financial condition at December 31, 2006 and June 30, 2006, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.
Overview
The Company’s sales, operating income and earnings per share for the three months ended December 31, 2006 increased 3.5%, 14.7% and 25.2%, respectively, compared to the prior year quarter. Gross margin improved 100 basis points to 27.6% as a result of higher than expected supplier purchasing incentives and improved customer pricing.
The balance sheet continues to strengthen with shareholders equity increasing to $436.9 million. The current ratio declined to 2.6 from 3.0 driven largely by $50.8 million in interest bearing debt moving to current liabilities as it matures in December 2007.
The Company monitors the Purchasing Managers Index (PMI) as published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter both the MCU and the PMI index moderated downward. At December 31, 2006, they remain at levels which continue to indicate an expanding economy, albeit at a slower pace. The Company’s performance traditionally lags these key indicators by up to 6 months.
The Company expects sales for the full fiscal year to be in the range of $2.01 billion to $2.04 billion. The expected range for full fiscal year earnings is $1.80 to $1.85 per share.
The Company had 4,604 associates at December 31, 2006 and 4,573 associates at December 31, 2005. The Company had a total of 451 operating facilities at December 31, 2006 and 441 operating facilities at December 31, 2005. These increases are primarily attributable to a business acquired since the prior year period.
Results Of Operations
Three Months Ended December 31, 2006 and 2005
Sales during the three months ended December 31, 2006 increased $16.2 million or 3.5% compared to the prior year, reflecting increased sales in both our service center based distribution segment and other businesses. The number of selling days both during the three months ended December 31, 2006 and December 31, 2005 was 61 days.
Sales from our service center based distribution segment increased $10.6 million or 2.6% during the three months ended December 31, 2006 from the same period in the prior year. The increase in sales was driven by the impact of supplier price increases, sales generated by acquired

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
businesses that were not owned in the prior year period, sales mix and the impact of currency fluctuations.
Sales from our other businesses increased $5.6 million or 12.7% during the three months ended December 31, 2006 from the same period in the prior year. The increase between the two periods was due primarily to sales generated by a business acquired since the prior year and increased sales at existing operations.
During the three months ended December 31, 2006, industrial products and fluid power products accounted for 80.7% and 19.3%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 81.4% and 18.6%, respectively, of sales for the same period in the prior year. The increase in the percentage of sales accounted for by fluid power products was primarily a result of the Company’s acquisition of Minnesota Bearings acquired on March 31, 2006.
From a geographical perspective, sales from our Canadian operations increased $5.0 million or 10.6% during the three months ended December 31, 2006 from the same period in the prior year. Favorable currency translation accounted for approximately half of the increase between the two periods. The remaining net sales increase was due to a combination of sales mix and pricing.
Gross profit as a percentage of sales increased to 27.6% from 26.6%. We experienced higher than expected supplier purchasing incentives and some improved customer pricing. Overall the gross profit margin for this quarter is slightly higher than our forecast for the remainder of the year, which remains at approximately 27.0% as our expectations are for supplier purchasing incentives to decline from the levels experienced in the first half of the year.
During the quarter we increased our levels of certain U.S. inventories that are valued using the last-in, first-out (LIFO) method. These inventory increases restored temporary liquidations of LIFO inventory quantities from the first quarter. As required under generally accepted accounting principles, there was no impact on the income statement in either the first or second quarter, as the first quarter liquidation of LIFO inventory quantities was deemed temporary.
Selling, distribution and administrative expenses (“SD&A”) increased during the three months ended December 31, 2006 by $5.0 million or 5.2% over the prior year period and increased as a percentage of sales to 21.4% from 21.1% in the prior year period. The increase in SD&A is primarily attributable to a business acquired since the prior year period and increases in associate compensation and benefits.
Income tax expense as a percentage of income before taxes was 36.1% for the quarter ended December 31, 2006 compared to 37.7% for the quarter ended December 31, 2005. The lower tax rate for the quarter relates primarily to tax adjustments in the prior year and higher levels of tax-free interest income in the current year. The effective tax rate for the remainder of the year is expected to be in the range of 36.0% to 36.5%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As a result of the above factors, net income increased by 21.4% compared to the same quarter of last year. Net income per share increased at a higher rate of 25.2% due to the lower number of shares outstanding.
Six Months Ended December 31, 2006 and 2005
Sales during the six months ended December 31, 2006 increased $65.6 million or 7.3% compared to the prior year, reflecting increased sales in both our service center based distribution segment and other businesses. The number of selling days during the six months ended December 31, 2006 and 2005 were 124 days and 125 days, respectively.
Sales from our service center based distribution segment increased $39.2 million or 4.8% during the six months ended December 31, 2006 from the same period in the prior year. The increase in sales was driven by the impact of supplier price increases, sales generated by acquired businesses that were not owned for the entire prior year period, sales mix and the impact of currency fluctuations.
Sales from our other businesses increased $26.3 million or 35.4% during the six months ended December 31, 2006 from the same period in the prior year. The majority of the increase between the two periods was due to sales generated by businesses acquired since the prior year period.
During the six months ended December 31, 2006, industrial products and fluid power products accounted for 80.8% and 19.2%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 82.5% and 17.5%, respectively, of sales for the same period in the prior year. The increase in the percentage of sales accounted for by fluid power products was primarily a result of the Company’s acquisition of Spencer Fluid Power on September 30, 2005 and Minnesota Bearings on March 31, 2006.
From a geographical perspective, sales from our Canadian operations increased $11.8 million or 12.6% during the six months ended December 31, 2006 from the same period in the prior year. Favorable currency translation accounted for approximately half of the increase between the two periods. The remaining net sales increase was due to a combination of sales mix and pricing.
Gross profit as a percentage of sales increased to 27.5% for the six months ended December 31, 2006 compared to 27.1% for the comparable period in the prior year. The increase is a result of higher than expected supplier purchasing incentives, lower net freight costs and improved customer pricing. This was offset somewhat by the impact of lower margins of businesses acquired since the prior year. While these businesses continue to be accretive and have solid operating results, their gross margin percentages are lower than the Company average.
SD&A increased during the six months ended December 31, 2006 by $12.3 million or 6.4% over the prior year period, but declined slightly as a percentage of sales to 21.0% from 21.2% in the prior year period. The increase in SD&A is primarily attributable to businesses acquired since the prior year period and increases in associate compensation and benefits, some of which resulted from improved financial performance of the Company.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income tax expense as a percentage of income before taxes was 35.8% for the six months ended December 31, 2006 compared to 37.5% for the six months ended December 31, 2005. The lower tax rate for the period relates primarily to tax adjustments in the prior year and higher levels of tax-free interest income in the current year. The effective tax rate for the remainder of the year is expected to be in the range of 36.0% to 36.5%.
As a result of the above factors, net income increased by 23.5% compared to the same period of last year. Net income per share increased at a higher rate of 27.8% due to the lower number of shares outstanding from the stock buyback program.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended December 31, 2006 was $3.9 million. This compares to approximately $19.1 million used in operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables, and managing the timing of payments to suppliers. This improvement in cash flow from operations relates to improved operating income, a decreased level of inventory purchases and reduction in our receivables balance compared to the prior period. In fiscal 2007 we changed how we fund the Company match to the 401(k) plan. We are now contributing cash (which is then used by the administrator to purchase Company stock in the open market) whereas previously we satisfied our obligation by contributing treasury shares. This reduced operating cash flow for the six months ended December 31, 2006 by approximately $3.5 million.
Capital expenditures were $5.4 million for the six months ended December 31, 2006 compared to $4.2 million in the prior year. For the entire year, the Company expects total capital expenditures to be in the range of $10.0 to $12.0 million. Depreciation expense for the entire year is expected to be within the range of $13.0 million to $14.0 million. Share-based compensation and amortization of intangibles and other assets as reported on the condensed statements of consolidated cash flows is expected to be in the range of $5.0 million to $5.5 million for the entire year.
The Company has a $100.0 million revolving credit facility with a group of banks expiring in June 2010. The Company had no borrowings outstanding under this facility at December 31, 2006. Unused lines under this facility, net of outstanding letters of credit, total $94.7 million, and are available to fund future acquisitions or other capital and operating requirements.
The Company has an agreement with Prudential Investment Management, Inc. expiring in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to twelve years. At December 31, 2006, there was no borrowing under this agreement. The Company is evaluating whether to extend or renew this agreement.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011. The $50.0 million due in fiscal 2008 is due in December 2007 and as such was reclassified as a current liability effective December 31, 2006.
The Board of Directors has authorized the purchase of shares of the Company’s common stock for the purpose of funding benefit programs, stock option and award programs, and future business acquisitions. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. The Company acquired 520,900 shares of its common stock for $12.4 million during the six months ended December 31, 2006. At December 31, 2006, the Company had remaining authorization to repurchase 979,100 additional shares.
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
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at December 31, 2006. The Company has no interest rate swap agreements outstanding. All of the Company’s outstanding debt is currently at fixed interest rates at December 31, 2006 and scheduled for repayment in December 2007 and beyond.
The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. For the six months ended December 31, 2006, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.5 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.6 million increase in net income.

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
During the second quarter of fiscal 2007, there were no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended December 31, 2006 were as follows:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares	Paid per Share ($)	Programs	Programs*
October 1, 2006 to October 31, 2006	-0-	-0-	-0-	979,100
November 1, 2006 to November 30, 2006	-0-	-0-	-0-	979,100
December 1, 2006 to December 31, 2006	-0-	-0-	-0-	979,100
Total	-0-	-0-	-0-	979,100

*	On July 18, 2006, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

ITEM 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Shareholders held on October 24, 2006, there were 44,129,885 shares of common stock entitled to vote. The shareholders voted on the matters submitted to the meeting as follows:
1.	Election of four persons to be directors of Class I for a term of three years:

	For	Withheld

Thomas A. Commes	39,524,776	506,013
Peter A. Dorsman	39,571,556	459,233
J. Michael Moore	39,528,789	502,000
Dr. Jerry Sue Thornton	39,070,930	959,859
The terms of the Class II directors, including William G. Bares, Edith Kelly-Green, and Stephen E. Yates, and the Class III directors, including L. Thomas Hiltz, John F. Meier, David L. Pugh, and Peter C. Wallace, continued after the meeting.
2.	Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending June 30, 2007.

For	Withheld	Abstain
39,283,871	637,380	109,537
ITEM 6. Exhibits.

Exhibit No.	Description

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

4(f)	$100,000,000 Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: January 26, 2007	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: January 26, 2007	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2006

EXHIBIT NO.	DESCRIPTION

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended

EXHIBIT NO.	DESCRIPTION

September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	$100,000,000 Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached