Form 10-Q
period 2007-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2007-05-04
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Shares of common stock outstanding on April 16, 2007      43,069,939
(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net Sales	$521,129	$497,198	$1,486,084	$1,396,583
Cost of Sales	380,557	360,383	1,080,227	1,016,067

	140,572	136,815	405,857	380,516
Selling, Distribution and Administrative Expenses	106,467	104,730	309,446	295,415

Operating Income	34,105	32,085	96,411	85,101
Interest Expense, net	749	1,000	2,006	2,736
Other Income, net	(308)	(405)	(1,097)	(569)

Income Before Income Taxes	33,664	31,490	95,502	82,934
Income Taxes	11,967	11,500	34,120	30,800

Net Income	$21,697	$19,990	$61,382	$52,134

Net Income Per Share — Basic	$0.50	$0.45	$1.40	$1.17

Net Income Per Share — Diluted	$0.49	$0.43	$1.37	$1.13

Cash dividends per common share	$0.12	$0.10	$0.36	$0.28

Weighted average common shares outstanding for basic computation	43,616	44,394	43,810	44,619

Dilutive effect of common stock equivalents	798	1,503	875	1,668

Weighted average common shares outstanding for diluted computation	44,414	45,897	44,685	46,287

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31	June 30
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$85,018	$106,428
Accounts receivable, less allowances of $6,009 and $6,000	250,336	231,524
Inventories (at LIFO)	206,991	190,537
Other current assets	27,334	29,955

Total current assets	569,679	558,444
Property, less accumulated depreciation of $121,733 and $115,488	67,620	70,794
Goodwill	56,676	57,222
Other assets	47,027	44,211

TOTAL ASSETS	$741,002	$730,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$99,702	$109,440
Long-term debt payable within one year	50,593
Other current liabilities	78,125	78,991

Total current liabilities	228,420	188,431
Long-term debt	25,000	76,186
Other long-term liabilities	55,846	51,232

TOTAL LIABILITIES	309,266	315,849

Shareholders’ Equity
Preferred stock — no par value; 2,500
shares authorized; none issued or oustanding
Common stock — no par value; 80,000
shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	125,988	122,146
Income retained for use in the business	454,430	408,847
Treasury shares — at cost (11,143 and 10,146 shares)	(160,456)	(130,967)
Accumulated other comprehensive income	1,774	4,796

TOTAL SHAREHOLDERS’ EQUITY	431,736	414,822

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$741,002	$730,671

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31
	2007	2006
		(Restated,
		see Note 8)
Cash Flows from Operating Activities
Net income	$61,382	$52,134
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,208	10,000
Stock based compensation and amortization of intangibles and other assets	3,889	2,993
Gain on sale of property	(349)	(3)
Treasury shares contributed to employee benefit and deferred compensation plans	1,778	6,423
Changes in operating assets and liabilities, net of effects from acquisition of business	(43,561)	(64,126)
Other — net	(1,692)	3,995

Net Cash provided by Operating Activities	31,655	11,416

Cash Flows from Investing Activities
Property purchases	(8,125)	(6,805)
Proceeds from property sales	999	330
Net cash paid for acquisition of businesses		(27,024)
Other	(229)	211

Net Cash used in Investing Activities	(7,355)	(33,288)

Cash Flows from Financing Activities
Purchases of treasury shares	(33,988)	(28,623)
Dividends paid	(15,799)	(12,540)
Excess tax benefits from share-based compensation	2,714	9,127
Exercise of stock options	2,323	1,878

Net Cash used in Financing Activities	(44,750)	(30,158)

Effect of exchange rate changes on cash	(960)	1,119

Decrease in cash and cash equivalents	(21,410)	(50,911)
Cash and cash equivalents at beginning of period	106,428	127,136

Cash and Cash Equivalents at End of Period	$85,018	$76,225

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The Condensed Consolidated Balance Sheet as of June 30, 2006 has been derived from the audited consolidated financial statements at that date. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, “We”, “Our”) as of March 31, 2007, and the results of operations and cash flows for the three and nine month periods ended March 31, 2007 and 2006, have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2007.

Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

All share and per share data have been restated to reflect a three-for-two stock split effective June 15, 2006. During the periods presented, the following common stock equivalents were outstanding but excluded from the diluted earnings per share computation as their effect was antidilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Antidilutive common stock equivalents	499	162	443	111

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
2.	NEW PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48, which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. We are required to adopt FIN 48 during the first quarter of fiscal 2008. We are evaluating the requirements of FIN 48 and have not yet determined the impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements. We are required to adopt SFAS 157 effective for our fiscal year 2009. The impact on our consolidated financial statements has not been determined.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans -an amendment of SFAS 87, 88, 106, and 132 (R)”. This statement requires a company to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We are required to adopt SFAS 158 in the fourth quarter of fiscal 2007 and are currently evaluating the impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to measure many financial instruments and certain other items at fair value. We are required to adopt SFAS 159 effective for our fiscal year 2009. The impact on our consolidated financial statements has not been determined.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on quantifying financial statement misstatements. SAB 108 requires a company to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material. We are required to apply the provisions of SAB 108 at the end of the current fiscal year. We do not

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
expect the application of SAB 108 to have a material impact on our consolidated financial statements.

3.	SEGMENT INFORMATION

The accounting policies of our reportable segment and other businesses are the same as those used to prepare the condensed consolidated financial statements. Sales between the service center based distribution segment and the other businesses are not significant.
Segment Financial Information:

	Service Center
	Based
	Distribution	Other	Total

Three Months Ended March 31, 2007
Net sales	$469,115	$52,014	$521,129
Operating income	33,749	3,163	36,912
Depreciation	3,266	335	3,601
Capital expenditures	2,402	366	2,768

Three Months Ended March 31, 2006
Net sales	$449,916	$47,282	$497,198
Operating income	30,972	3,216	34,188
Depreciation	3,056	320	3,376
Capital expenditures	2,478	138	2,616

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	March 31,
	2007	2006

Operating income for reportable segment	$33,749	$30,972
Other operating income	3,163	3,216
Adjustments for:
Amortization expense of intangibles	(136)	(162)
Corporate and other expense, net (a)	(2,671)	(1,941)

Total operating income	34,105	32,085
Interest expense, net	749	1,000
Other income, net	308	405

Income before income taxes	$33,664	$31,490

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)

	Service Center
	Based
	Distribution	Other	Total

Nine Months Ended March 31, 2007
Net sales	$1,334,258	$151,826	$1,486,084
Operating income	89,629	9,527	99,156
Assets used in business	677,987	63,015	741,002
Depreciation	9,194	1,014	10,208
Capital expenditures	7,230	895	8,125

Nine Months Ended March 31, 2006
Net sales	$1,274,902	$121,681	$1,396,583
Operating income	81,237	8,106	89,343
Assets used in business	653,664	66,139	719,803
Depreciation	9,226	774	10,000
Capital expenditures	6,505	300	6,805

A reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Nine Months Ended
	March 31,
	2007	2006

Operating income for reportable segment	$89,629	$81,237
Other operating income	9,527	8,106
Adjustments for:
Amortization of intangibles	(414)	(429)
Corporate and other expense, net (a)	(2,331)	(3,813)

Total operating income	96,411	85,101
Interest expense, net	2,006	2,736
Other income, net	1,097	569

Income before income taxes	$95,502	$82,934

(a)	The fluctuation in corporate and other expense, net results from changes in the levels and amounts of working capital, logistics support and other corporate charges to segments.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
Net sales by geographic location are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Geographic Location:
United States	$467,132	$445,882	$1,314,555	$1,241,379
Canada	48,623	46,382	153,726	139,731
Other	5,374	4,934	17,803	15,473

Total	$521,129	$497,198	$1,486,084	$1,396,583

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$21,697	$19,990
Other comprehensive income (loss):
Unrealized (loss) gain on cash flow hedge, net of income tax of $(280) and $324	(435)	503
Foreign currency translation adjustment, net of income tax of $(219) and $258	(1,311)	1,141
Unrealized gain on investment securities available for sale, net of income tax of $16 and $18	26	30

Total comprehensive income	$19,977	$21,664

	Nine Months Ended
	March 31,
	2007	2006
Net income	$61,382	$52,134
Other comprehensive income (loss):
Unrealized (loss) gain on cash flow hedge, net of income tax of $(206) and $502	(321)	780
Foreign currency translation adjustment, net of income tax of $(631) and $990	(2,746)	3,755
Unrealized gain on investment securities available for sale, net of income tax of $28 and $35	45	58

Total comprehensive income	$58,360	$56,727

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
5.	BENEFIT PLANS

The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Three Months Ended March 31,

Components of net periodic benefit cost:
Service cost	$410	$362	$14	$14
Interest cost	502	396	56	63
Expected return on plan assets	(104)	(95)
Recognized net actuarial loss (gain)	207	196	(28)	7
Amortization of prior service cost	150	157	12	12

Net periodic pension cost	$1,165	$1,016	$54	$96

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Nine Months Ended March 31,

Components of net periodic benefit cost:
Service cost	$1,231	$1,088	$42	$42
Interest cost	1,506	1,189	167	189
Expected return on plan assets	(311)	(286)
Recognized net actuarial loss (gain)	619	588	(82)	21
Amortization of prior service cost	449	470	36	37

Net periodic pension cost	$3,494	$3,049	$163	$289

We contributed $539 to our pension benefit plans and $51 to our other benefit plans in the nine months ended March 31, 2007. Expected contributions for the full fiscal year are $750 for the pension benefit plans and $300 for other benefit plans.

6.	DEBT

Our $50,000 in senior unsecured term notes mature in December 2007 at which time we intend to retire the notes. We have classified the notes as a current liability as of March 31, 2007.

The revolving credit facility, private placement debt and senior unsecured term notes contain restrictive covenants regarding liquidity, tangible net worth, financial ratios and other covenants. At March 31, 2007, the Company was in compliance with all covenants.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts) (Unaudited)
In March 2007, we renewed our agreement with Prudential Investment Management, Inc. that expired in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement now expires in March 2010. At March 31, 2007, there were no borrowings under this agreement.

7.	SUBSEQUENT EVENT

At March 31, 2007, the Company had authorization to purchase an additional 99,000 shares of the Company’s common stock. In April 2007, the Board of Directors replaced the existing authorization, granting the Company authorization to purchase up to 1.5 million shares of the Company’s common stock.

8.	RESTATEMENT OF CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

Subsequent to issuance of the Company’s Form 10-Q for the period ended March 31, 2006, we determined that in the condensed statement of consolidated cash flows the amount resulting from tax deductions for compensation in excess of compensation expense recognized for financial reporting purposes (the “excess tax benefits”) should have been presented as financing cash flows instead of as operating cash flows. As a result, the accompanying condensed statement of consolidated cash flows for the nine months ended March 31, 2006 has been restated to correct the classification of excess tax benefits. Additionally, certain amounts within operating activities have been reclassified to conform to current year presentation.

These items do not affect the condensed statements of consolidated income, condensed consolidated balance sheets, or any related per share amounts for any of the periods presented.

The following table sets forth the impact of the above items on cash flows from operating and financing activities:

	Nine Months Ended
	March 31, 2006
	As Originally
	Reported	As Restated
Net Cash provided by Operating Activities	$20,543	$11,416

Net Cash used in Financing Activities	$(39,285)	$(30,158)

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2007 and 2006, and of consolidated cash flows for the nine-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 8 to the condensed consolidated interim financial statements, the condensed statement of consolidated cash flows for the nine-month period ended March 31, 2006 has been restated.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 18, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
May 2, 2007

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
With approximately 4,600 associates across North America, Applied Industrial Technologies (“Applied”, the “Company”, “We”, “Our”) is an industrial distributor that offers more than two million parts critical to the operations of Maintenance Repair Operations and Original Equipment Manufacturing customers in virtually every industry. In addition, Applied provides customized mechanical, fabricated rubber and fluid power shop services, as well as storeroom management and maintenance training. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. Throughout fiscal 2007, business was conducted in the United States, Canada and Mexico.
The following is Management’s Discussion and Analysis of certain significant factors which have affected our (1) financial condition at March 31, 2007 and June 30, 2006, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.
Overview
Our sales, operating income and earnings per share for the quarter ended March 31, 2007 increased 4.8%, 6.3% and 14.0%, respectively, compared to the prior year quarter. Gross margin was 27.0% compared to 27.5% in the prior year quarter. The reduction of 50 basis points is largely attributed to lower average profit margin on sales and lower supplier purchasing incentives as a percent of sales.
The balance sheet continues to strengthen with shareholders equity increasing to $431.7 million. The current ratio declined to 2.5 from 3.0 at June 30, 2006 driven largely by $50.0 million in interest bearing debt being reclassified as current liabilities because it matures in December 2007.
We monitor the Purchasing Managers Index (PMI) published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and consider these indices key indicators of potential Company business environment changes. During the quarter both the MCU and the PMI held relatively steady indicating minimal to no growth in the manufacturing sector. Our performance traditionally lags these key indicators by up to 6 months.
Our forecasts show sales for the fiscal year ending June 30, 2007, in the range of $2.01 to $2.04 billion. The range of expected full fiscal year earnings is $1.80 to $1.85 per share.
We had 4,574 associates at March 31, 2007 and 4,643 associates at March 31, 2006. Our operating facilities totaled 451 at March 31, 2007 and 455 at March 31, 2006.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results Of Operations
Three Months Ended March 31, 2007 and 2006
During the quarter ended March 31, 2007 sales increased $23.9 million or 4.8% compared to the prior year, reflecting increased sales in both our service center based distribution segment and other businesses. The number of selling days for both quarters ended March 31, 2007 and March 31, 2006 was 64 days.
Sales from our service center based distribution segment increased $19.2 million or 4.3% during the quarter ended March 31, 2007 from the same period in the prior year. The increase in sales was primarily driven by the impact of sales generated by a business acquired at the end of March 2006 as well as supplier price increases, sales mix and volume.
Sales from our other businesses increased $4.7 million or 10.0% during the quarter from the same period in the prior year. The increase between periods was due primarily to sales generated by a business acquired at the end of March 2006 and increased sales at existing operations.
During the quarter ended March 31, 2007, industrial products and fluid power products accounted for 81.0% and 19.0%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 82.2% and 17.8%, respectively, of sales for the same period in prior year. The increase in the percentage of sales accounted for by fluid power products was a result of our acquisition of a distributor of industrial and fluid power products on March 31, 2006 as well as increases in existing business.
From a geographical perspective, sales from our Canadian operations increased $2.2 million or 4.8% during the quarter ended March 31, 2007 from the same period in prior year. The net sales increase was due to a combination of pricing and volume offset slightly by unfavorable currency translation this quarter.
Gross profit as a percentage of sales decreased to 27.0% from 27.5%. The main factors affecting the gross profit percentage were less favorable customer pricing and lower supplier purchasing incentives as a percent of sales. The decrease in supplier purchasing incentives reflects the recording of certain supplier purchasing incentives in the prior year period that related to inventory purchases made in prior quarters. The criteria under U.S. generally accepted accounting principles necessary to permit us to record these benefits were not met until the March 2006 quarter. Our expectation for our June 30 fourth quarter is for gross profit to be in the range of 26.6% to 27.0%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Selling, distribution and administrative expenses (SD&A) decreased as a percent of sales to 20.4% from 21.1% in the quarter ended March 31. In absolute dollars, SD&A increased $1.7 million or 1.7% compared to the prior year quarter. The increase is primarily attributable to increases in associate compensation and benefits and a business acquired at the end of March 2006.
Income tax expense as a percentage of income before taxes was 35.5% for the quarter ended March 31, 2007 compared to 36.5% for the quarter ended March 31, 2006. The lower tax rate relates primarily to state tax adjustments in the current year and higher levels of tax-free interest income.
As a result of the above factors, net income increased by 8.5% compared to the same quarter last year. Net income per share increased at a higher rate of 14.0% due to the lower number of shares outstanding from the stock buyback program.
Nine Months Ended March 31, 2007 and 2006
Sales during the nine months ended March 31, 2007 increased $89.5 million or 6.4% compared to prior year, reflecting increased sales in both our service center based distribution segment and other businesses. The number of selling days during the nine months ended March 31, 2007 and 2006 were 188 days and 189 days, respectively.
Sales from our service center based distribution segment increased $59.4 million or 4.7% during the nine months ended March 31, 2007 compared to prior year. The increase was driven by sales generated by an acquired business that was not owned for the entire prior year period, sales mix and volume, the impact of supplier price increases, and favorable currency fluctuations.
Sales from our other businesses increased $30.1 million or 24.8% during the nine months ended March 31, 2007 compared to prior year. The majority of the increase between periods was due to sales generated by businesses acquired since the prior year period.
During the nine months ended March 31, 2007, industrial products and fluid power products accounted for 80.8% and 19.2%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 82.4% and 17.6%, respectively, of sales for the same period in prior year. The increase in the percentage of sales accounted for by fluid power products was primarily a result of our acquisition during fiscal 2006 of two U.S. based distributors of industrial and fluid power products.
From a geographical perspective, sales from our Canadian operations increased $14.0 million or 10.0% during the nine months ended March 31, 2007 compared to prior year. Slightly more than half the increase is due to pricing and volume with the remainder driven by favorable fluctuations in foreign currency translation.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross profit as a percentage of sales increased to 27.3% for the nine months ended March 31, 2007 compared to 27.2% for the comparable period in prior year. The increase was driven by higher supplier purchasing incentives and lower net freight costs.
SD&A increased during the nine months ended March 31, 2007 by $14.0 million or 4.7% over prior year period, but declined slightly as a percentage of sales to 20.8% from 21.2%. The increase in SD&A is primarily attributable to increases in associate compensation and benefits, some of which resulted from improved financial performance of the Company and businesses acquired since prior year period.
Income tax expense as a percentage of income before taxes was 35.7% for the nine months ended March 31, 2007 compared to 37.1% for the nine months ended March 31, 2006. The lower tax rate relates primarily to state tax adjustments recorded in the current and prior years and higher levels of tax-free interest income in the current year. The effective tax rate for the remainder of the year is expected to be in the range of 36.0% to 36.5%.
As a result of the above factors, net income increased 17.7% compared to prior year. Net income per share increased at a higher rate of 21.2% due to lower shares outstanding from the stock buyback program.
Liquidity and Capital Resources
The following analysis gives effect to the restatement of the condensed statement of consolidated cash flow as discussed in Note 8 to the unaudited condensed consolidated financial statements.
Cash provided by operating activities for the nine months ended March 31, 2007 was $31.7 million. This compares to approximately $11.4 million provided by operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables and managing the timing of payments to suppliers. This improvement in cash flow from operations relates to improved operating income and lower payments for income taxes in the current year.
In fiscal 2007 we changed how we fund the Company’s contributions to the 401(k) plan. We contribute cash (which is then used by the administrator to purchase Company stock in the open market) whereas previously we satisfied our obligation by contributing treasury shares. This reduced operating cash flow for the nine months ended March 31, 2007 by approximately $5.0 million. Additionally, our cash flows from operations for the current year were reduced as a result of changes in the timing of certain supplier purchasing incentives.
Capital expenditures were $8.1 million for the nine months ended March 31, 2007 compared to $6.8 million in the prior year.
For the entire year, we expect capital expenditures to be in the range of $10.0 to $11.0 million. Depreciation expense for the entire year is expected to be in the range of $13.0 to $14.0 million. Share-based compensation and amortization of intangibles and other assets as reported on the

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
condensed statements of consolidated cash flows is expected to be in the range of $5.0 to $5.5 million for the entire year.
We have a $100.0 million revolving credit facility with a group of banks expiring in June 2010. We had no borrowings outstanding under this facility at March 31, 2007. Unused lines under this facility, net of outstanding letters of credit, total $94.7 million, and are available to fund future acquisitions or other capital and operating requirements.
In March 2007, we renewed our agreement with Prudential Investment Management, Inc. that expired in February 2007, for an uncommitted shelf facility that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement now expires in March 2010. At March 31, 2007, there were no borrowings under this agreement.
The Company’s long-term debt matures as follows: $50.0 million due in fiscal 2008 and $25.0 million due in fiscal 2011. We continue to classify $50.0 million of debt that matures in December 2007 as current as we plan to pay it off with cash at maturity.
The Board of Directors has authorized the purchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 1.4 million shares of common stock for $34.0 million during the nine months ended March 31, 2007. Subsequent to March 31, 2007, the Board authorized repurchase of up to an additional 1.5 million shares of common stock.
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “expect,” “expectation,” “forecast,” “believe,” “intend,” “plan,” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of customers and the economic factors that affect them; reduced demand for the Company’s products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by the Company; changes in customer procurement policies and practices; changes in the price for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; competitive pressures; the cost of products and energy and other operating costs; disruption of the Company’s information systems; the Company’s ability to retain and attract qualified sales and customer service personnel; the Company’s ability to identify and complete future acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at the Company’s headquarters or distribution centers; risks and uncertainties associated with the Company’s foreign operations, including more volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; risks related to legal proceedings to which we are a party; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed; changes in accounting policies and practices; organizational changes within the Company; the volatility of the Company’s stock price and the resulting impact on our financial statements; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of god, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect the Company’s business, financial condition or results of operations. We discussed certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2006.

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
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt and variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings outstanding under its committed revolving credit agreement at March 31, 2007. The Company has no interest rate swap agreements outstanding. All of the Company’s outstanding debt is currently at fixed interest rates at March 31, 2007 and scheduled for repayment in December 2007 and beyond.
The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged because the Mexican activity is not material. For the nine months ended March 31, 2007, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $.7 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $.6 million increase in net income.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective.
     During the third quarter of fiscal 2007, there were no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended March 31, 2007 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under the
	Number of	Price Paid per	Announced Plans	Plans or
Period	Shares	Share	or Programs	Programs(1)(2)
January 1, 2007 to January 31, 2007	105,000	$24.25	105,000	874,100
February 1, 2007 to February 28, 2007	283,100	$25.15	283,100	591,000
March 1, 2007 to March 31, 2007	492,000	$24.21	492,000	99,000
Total	880,100	$24.52	880,100	99,000

(1)	On July 18, 2006, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company’s common stock. The Company publicly announced the authorization that day. After 1,401,000 shares were repurchased, the Board of Directors replaced the existing authorization. On April 19, 2007, the Board of Directors granted the Company authorization to purchase up to 1,500,000 additional shares. The new authorization was publicly announced that day. The purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter the Company purchased 10,817 shares in connection with the vesting of stock awards. These purchases are not counted within the aforementioned Board authorization.

ITEM 6. Exhibits.

Exhibit No.	Description

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of the Prudential Insurance Company of America).

4(g)	$100,000,000 Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(h)	Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

10(a)	Applied Industrial Technologies, Inc. Deferred Compensation Plan (2005 Restatement).

10(b)	Restricted Stock Award Terms (Directors).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: May 3, 2007	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: May 3, 2007	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

EXHIBIT NO.	DESCRIPTION

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America).	Attached

4(g)	$100,000,000 Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(h)	Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

10(a)	Applied Industrial Technologies, Inc. Deferred Compensation Plan (2005 Restatement).	Attached

10(b)	Restricted Stock Award Terms (Directors).	Attached

15	Independent Registered Public Accounting Firm’s Awareness Letter.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached