Form 10-K
period 2007-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2007-08-27
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-2299
APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0117420

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Applied Plaza, Cleveland, Ohio 44115
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (216) 426-4000.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑           Accelerated filer  ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 29, 2006): $1,114,219,791.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2007
Common Stock, without par value	43,186,469
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

(1)	Applied Industrial Technologies, Inc. annual report to shareholders for the fiscal year ended June 30, 2007, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K; and

(2)	Applied’s proxy statement for the annual meeting of shareholders to be held October 23, 2007, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

CAUTIONARY STATEMENT
UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
     This report, including the documents incorporated by reference, contains statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “anticipate,” “forecast,” “may,” and similar expressions. Similarly, descriptions of our objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of Applied and its management as to future occurrences and trends. Applied intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
     Readers are cautioned not to place undue reliance on any forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors, many of which are outside Applied’s control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements. The making of those statements should not be regarded as a representation by Applied or any other person that the results expressed in the statements will be achieved. In addition, Applied assumes no obligation publicly to update or revise any forward-looking statements, whether because of new information or events, or otherwise, except as may be required by law.
     Applied believes its primary risk factors include, but are not limited to, those identified in “Risk Factors” at Part I, Item 1A, and in “Narrative Description of Business,” at Part I, Item 1, section (c), in this annual report on Form 10-K, as well as in “Management’s Discussion and Analysis” in Applied’s 2007 annual report to shareholders. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I.
ITEM 1. BUSINESS.
     In this annual report on Form 10-K, “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the company” refer to Applied and its subsidiaries.
     The company is one of North America’s leading industrial product distributors. In addition, we provide fluid power, mechanical, and rubber shop services. We offer technical application support for our products and provide creative solutions to help customers minimize downtime and reduce overall procurement costs. Although we do not generally manufacture the products we sell, we do assemble and repair various products and systems. Our customers are primarily North American companies, who use our products to maintain and to repair their machinery and equipment. We also sell for original equipment manufacturing uses.
     Applied and its predecessor companies have engaged in this business since 1923, when The Ohio Ball Bearing Company was formed. Applied reincorporated in Ohio in 1988.
     Applied’s Internet address is www.applied.com. The following documents are available free of charge at the investor relations area of our website:
•	Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports, all as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission

•	Our Code of Business Ethics

•	Our Board of Directors Governance Principles and Practices

•	Our Director Independence Standards

•	Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of our Board of Directors
     The information on our website is not incorporated into this annual report on Form 10-K. The documents referenced above are also available in print to any shareholder who sends a written request to our Vice President-Chief Financial Officer & Treasurer at One Applied Plaza, Cleveland, Ohio 44115.
     (a) General Development of Business.
     Information regarding developments in our business can be found in our 2007 annual report to shareholders under the caption “Management’s Discussion and Analysis” on pages 10 — 15. This information is incorporated here by reference.

     (b) Financial Information about Segments.
     We have identified two reportable segments, service center-based distribution and fluid power businesses.
     The service center-based distribution segment provides customers with a wide range of industrial products through a network of service centers stretching across North America. The fluid power businesses segment consists of specialized regional companies which distribute fluid power components and operate shops to assemble fluid power systems and perform equipment repair. The fluid power businesses primarily sell products and services directly to customers rather than through the service centers. Both segments offer technical support and provide creative solutions to help customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs.
     Segment financial information can be found in the 2007 annual report to shareholders in note 11 to the consolidated financial statements on pages 31 — 32. That information is incorporated here by reference.
     (c) Narrative Description of Business.
     Overview. Our field operating structure is built on two platforms – service center-based distribution and fluid power businesses:
•	Service Center-Based Distribution. We distribute a wide range of industrial products through service centers in 48 states, Puerto Rico, five Canadian provinces, and six Mexican states. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs. In addition, we operate regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements, and rubber service field crews, which install and repair belts and rubber linings at customer locations. The service center-based distribution business accounts for a substantial majority of our field operations and sales dollars. The business operates in the U.S. using the Applied Industrial Technologies trade name. We also are known as Bearing & Transmission, B&T Rubber, and Groupe GLM in Canada, Applied México in Mexico, and Rafael Benitez Carrillo in Puerto Rico.

•	Fluid Power. Our specialized fluid power businesses primarily market products and services directly to customers within the businesses’ geographic regions; in the U.S., the businesses also market products and services through our service center network. In addition to distributing fluid power components, the businesses assemble fluid power systems, perform equipment repair, and offer technical advice to customers. Customers include firms purchasing for maintenance, repair, and operations needs, as well as for original equipment manufacturing applications. Our fluid power businesses operate in various geographic areas of the U.S. and Canada under the following names:

Fluid Power Business	Geographic Area
Air and Hydraulics Engineering	Southeast
Air Draulics Engineering	Mississippi Valley
Air-Hydraulic Systems	Upper Midwest
Applied Engineered Systems	Midwest
Atelier P.V. Hydraulique	Quebec, Canada
Dees Fluid Power	Mid-Atlantic and Northeast
Elect-Air	West Coast
Engineered Sales	Midwest
ESI Power Hydraulics	Midwest
HyPower	Western Canada
Kent Fluid Power	West Coast
Pro-Hydraulique	Quebec, Canada
Spencer Fluid Power	Northwest and West
     Products. We are one of North America’s leading distributors of bearings, power transmission components, fluid power components and systems, industrial rubber products, linear components, tools, safety products, general maintenance products, and a variety of mill supply products. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.
     These products are generally supplied to us by manufacturers whom we serve as a non-exclusive distributor. The suppliers also may provide us product training, as well as sales and marketing support. Authorizations to represent particular suppliers and product lines may vary by geographic region, particularly for our fluid power businesses. We believe our supplier relationships are generally good, and many have existed for decades. The disruption of relationships with certain suppliers, or the disruption of their operations, could adversely affect our business.
     Our product suppliers generally confine their direct sales activities to large-volume transactions, mainly with original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer, but instead refer the customer to us or another distributor. There is no assurance that this practice will continue and its discontinuance could adversely affect our business.
     Net sales by product category for the most recent three fiscal years is detailed in the 2007 annual report to shareholders in note 11 to the consolidated financial statements on page 32. That information is incorporated here by reference.
     Services. Our associates advise and assist customers in selecting and applying products, and in managing inventory. We consider this advice and assistance to be an integral part of our sales efforts. Beyond traditional parts distribution services, we offer product and process solutions involving multiple technologies. These solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.
     Our service center sales associates include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make on-site calls to current and potential customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs, including our automated storeroom replenishment system, AppliedSTORE®. Account managers also measure and document the value of the cost savings and increased productivity we help generate. Product and industry specialists assist with applications in their areas of expertise.
     We maintain product inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items specific to local customers’ immediate needs. Seven distribution centers replenish service center inventories and also may ship products directly to customers. Having product in stock helps us satisfy customers’ just-in-time needs.
     Timely delivery of products is an integral part of our service, particularly when customers require products for emergency repairs. Service centers and distribution centers use the most effective method of transportation available to meet customer needs. These methods include our own delivery vehicles, dedicated third-party transportation providers, as well as surface and air common carrier and courier services. Customers can also pick up items at our service centers.
     Our information systems enhance our ability to serve customers. While we have long transacted with customers through electronic data interchange (EDI), customers can also turn to our website at www.applied.com to search for products in a comprehensive electronic catalog, research product attributes, view prices, check inventory levels, place orders, and track order status. We also interface with certain customers’ technology platforms and plant maintenance systems.
     In addition to our electronic capabilities, we serve customers with our paper catalogs. In July 2007, we issued our newest catalog, a comprehensive resource for widely used maintenance and repair items from more than 100 manufacturers, including 20,000 bearing and power transmission parts and almost 9,000 fluid power products. Products from the catalog are also available for purchase at www.applied.com.
     We supplement the service center product offering with our MaintenancePro® fee-based technical training seminars. These courses provide customer personnel with information on maintenance, troubleshooting, component application, and failure analysis in the areas of hydraulics and pneumatics, lubrication, bearings, and power transmission.

     In addition to distributing products, we offer shop services in select geographic areas. Our fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers and distribution centers) in accordance with customer requirements. Field crews install and repair belts and rubber lining, primarily at customer locations. Among the other services we offer, either performed by us directly or by third party providers, are the rebuilding or assembly of speed reducers, pumps, valves, cylinders, and electric and hydraulic motors, and custom machining.
     Our specialized fluid power businesses generally operate independently of the service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all critical to the businesses’ success.
     The fluid power businesses distinguish themselves from most component distributors by offering engineering, design, system fabrication, installation, and repair services. These services can represent a significant portion of the overall value provided to customers. Each business has account managers with extensive technical knowledge, who handle sophisticated projects, including original equipment manufacturing applications. The businesses also provide technical support to our service centers and their customers.
     Markets. We purchase from over 2,000 product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities, as well as to government agencies. Customers range from the largest concerns in North America, with whom we may have multiple-location relationships, to the smallest. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our net sales.
     Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share in our industry. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our associates’ experience and training do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, catalogs, online capability, and having a local presence. In the fluid power businesses, product manufacturer authorizations are often more selective and can be a more significant competitive factor.
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
     Backlog Orders and Seasonality. Because of our product resources and distribution network, we do not have a substantial backlog of orders, nor are backlog orders material at any given time to our business as a whole, although they are a more important factor for our fluid power businesses. Our business has exhibited minor seasonality – in particular, sales per day during the first half of our fiscal year have tended to be slightly lower compared with the second half due, in part, to the impact of customer plant shutdowns and holidays.
     Patents, Trademarks, and Licenses. Customer recognition of our service marks and trade names, including Applied Industrial Technologies®, Applied®, and AIT®, is an important contributing factor to our sales. Patents and licenses are not of material importance to our business.
     Raw Materials and General Business Conditions. Our operations are dependent on general industrial and economic conditions. We would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by any recession or depression that has an adverse effect on North American industrial activity generally or on key customer industries.
     Number of Employees. On July 31, 2007, we had 4,635 employees.
     Working Capital. Our working capital position is discussed in “Management’s Discussion and Analysis” in the 2007 annual report to shareholders on pages 11 — 13.
     We require substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet customers’ rapid delivery requirements. We generally require payments for sales on account within 30 days. Returns are not considered to have a material effect on our working capital requirements. We believe these practices are generally consistent among companies in our industry.
     Environmental Laws. We believe that compliance with laws regulating the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

     (d) Financial Information about Geographic Areas.
     We believe our U.S. operations’ export sales during the fiscal year ended June 30, 2007, and prior fiscal years, were less than 2% of net sales. Export sales were not concentrated in a specific geographic area.
     Additional information regarding our foreign operations, including information about revenues and long-lived assets, is included in the 2007 annual report to shareholders in note 11 to the consolidated financial statements on page 32 and in “Quantitative and Qualitative Disclosures About Market Risk” on page 15. That information is incorporated here by reference.
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
RISKS RELATED TO OUR BUSINESS
     Loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products sufficient to meet customer demand. Of our overall dollar volume of product purchases in fiscal 2007, almost half was purchased from our top 10 suppliers. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could have a material adverse effect on our business. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers’ production, transportation disruptions, or other reasons beyond our control. Furthermore, we cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand. Limitations on our access to products could put us at a competitive disadvantage.
     In addition, as a distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or Applied in particular, in a manner that adversely impacts us. For example, key suppliers could change any of the following: the prices we must pay for their products relative to other distributors or relative to competing products; the geographic or product line breadth of distributor authorizations; supplier support programs; or product purchase or stocking expectations.
     An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. Our competitors include local, regional, national, and multinational distributors of industrial machinery parts, equipment, and supplies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Some existing competitors have, and new market entrants may have, greater financial resources than we do. If existing or future competitors seek to gain or to retain market share by reducing prices, we may need to lower our prices for products or services, thereby adversely affecting financial results.
     Increases in product and energy costs could reduce our profitability. Recent price increases in commodity materials, such as steel, have resulted in product manufacturers increasing the prices of products we distribute. In addition, a portion of our distribution costs is comprised of fuel and freight costs, which have increased significantly in recent years. Our ability to pass on increases in our costs depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability.
     A disruption of our information systems could increase expenses, decrease sales, or otherwise reduce earnings. Our ability to transact business has become increasingly reliant on our information systems. We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, ship products to customers on a timely basis, maintain cost-effective operations, and provide superior service to customers. A serious, prolonged disruption of our information systems could materially impair fundamental business processes.
     Our business depends on our ability to retain and attract qualified sales and customer service personnel. There are significant costs associated with hiring and training sales and customer service professionals. We greatly benefit from having employees who are familiar with the products we sell and their applications, as well as with our customer and supplier relationships. We could be adversely affected by a shortage of available skilled workers or the loss of a significant number of our sales or customer service professionals, including through retirement as the workforce ages.
     Future acquisitions are a key component of our anticipated growth. We may not be able to identify or complete future acquisitions, integrate them effectively into our operations, or realize their anticipated benefits. Many industries we serve are mature. As a result, our growth in recent years has resulted substantially from the acquisition of other businesses. While we wish to continue to acquire businesses, we may not be able to identify and negotiate suitable acquisitions, obtain financing for them on satisfactory terms, or otherwise complete acquisitions. In addition, existing or future competitors, including financial buyers, may increasingly seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable opportunities.
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
     An interruption of operations at our headquarters or distribution centers could adversely impact our business. Our business depends on maintaining operations at our headquarters and distribution centers. A serious, prolonged interruption due to power outage, telecommunications outage, terrorist attack, earthquake, hurricane, fire, flood or other natural disaster, or other interruption could have a material adverse effect on our business and financial results.
     Our growth outside the United States increases our exposure to global economic and political conditions. Our foreign operations contributed 11.7% of our sales in 2007. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations will increase.
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
RISKS RELATED TO OUR INDUSTRY
     Our business depends heavily on the operating levels of our customers and the economic factors that affect them. Some of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods that our customers produce. Consequently, the demand for our services and products has been and will continue to be influenced by most of the same economic factors that affect the demand for and production of customers’ goods. When customers or prospective customers reduce production levels in response to lower demand for their products, they have less need for our products and services. Also, during periods of economic slowdown, our credit losses could increase. In addition, because some customers are moving operations overseas in order to reduce manufacturing costs, our ability to continue to serve those customers may be impaired and the size of our overall market opportunity in North America may be diminished.
     Consolidation occurring in our customers’ and suppliers’ industries could adversely affect our business and financial results. In recent years, we have witnessed increased consolidation among our product suppliers and customers. As customer industries consolidate, a greater proportion of our sales could be derived from larger, national contracts, which could adversely impact the amount and volatility of our earnings. In addition, consolidation increases the risk of larger customers seeking to purchase industrial products directly from manufacturers rather than through distributors. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases.
OTHER RISKS
     In addition to the risks identified above, other risks we face include, but are not limited to, the following:
•	changes in customer preferences for products and services of the nature and brands sold by Applied;

•	changes in the market prices for products and services relative to the cost of providing them;

•	changes in customer procurement policies and practices;

•	changes in product manufacturer sales policies and practices;

•	changes in operating expenses;

•	the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations;

•	the incurrence of debt and contingent liabilities in connection with acquisitions;

•	our ability to access capital markets as needed;

•	volatility of our stock price and the resulting impact on our financial statements;

•	changes in accounting policies and practices;

•	organizational changes within the company; and

•	adverse regulation and legislation.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
     We believe that having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout North America. At June 30, 2007 we owned real properties at 148 locations and leased 279 locations. Certain properties house more than one operation.
     The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2007:

Location of Principal Owned
Real Property	Type of Facility
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
     Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2007 were:

Location of Principal Leased
Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Denver, Colorado	Rubber shop and service center
Billings, Montana	Fluid power shop
Portland, Oregon	Distribution center
Kent, Washington	Offices and fluid power shop
Longview, Washington	Rubber shop and the fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Winnipeg, Manitoba	Distribution center and service center
     The properties in Billings and Kent are used in our fluid power businesses segment. The Fontana and Longview properties are used in operations both in the service center-based distribution segment and the fluid power businesses segment. The remaining properties are used in the service center-based distribution segment.
     We consider our properties generally sufficient to meet our requirements for office space and inventory stocking. A service center’s size is primarily influenced by the amount of inventory the service center requires to meet customers’ needs. We use all of our owned and leased properties except for certain properties which in the aggregate are not material and are either for sale, lease, or sublease to third parties due to a relocation or closing. We also may lease or sublease to others unused portions of buildings.

     In recent years, when opening new operations, we have tended to lease rather than purchase real property. We do not consider any of our service center, distribution center, or shop properties to be material, because we believe that, if it becomes necessary or desirable to relocate an operation, other suitable property could be found.
     Additional information regarding our properties is included in the 2007 annual report to shareholders in note 10 to the consolidated financial statements on page 31. That information is incorporated here by reference.
ITEM 3. LEGAL PROCEEDINGS.
     Applied and/or one of its subsidiaries is a party to various judicial and administrative proceedings. Based on circumstances currently known, we do not believe that any liabilities that may result from these proceedings would reasonably likely have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of Applied’s security holders during the last quarter of fiscal 2007.
EXECUTIVE OFFICERS OF THE REGISTRANT.
     Applied’s executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board’s organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 24, 2006:

Name	Positions and Experience	Age
David L. Pugh	Chairman & Chief Executive Officer, and a member of Board of Directors	58
Bill L. Purser	President; also served as Chief Operating Officer until February 2007	64
Benjamin J. Mondics	Executive Vice President & Chief Operating Officer effective February 1, 2007; previously served as Vice President-Midwest Area	49
Todd A. Barlett	Vice President-Acquisitions and Global Business Development (since July 2004); previously served as Vice President-Global Business Development	52
Fred D. Bauer	Vice President-General Counsel & Secretary	41
Michael L. Coticchia	Vice President-Chief Administrative Officer and Government Business (since July 2006); previously served as Vice President-Human Resources and Administration	44

Name	Positions and Experience	Age
Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer (since January 2004); previously served as Vice President & Controller	50
James T. Hopper	Vice President-Chief Information Officer	63
Jeffrey A. Ramras	Vice President-Marketing and Supply Chain Management (since September 2002); previously served as Vice President-Supply Chain Management	52
Richard C. Shaw	Vice President-Communications and Learning	58
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Applied’s common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the principal market for Applied’s common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2007, 2006, and 2005 and the number of shareholders of record as of August 15, 2007 is set forth in the 2007 annual report to shareholders on page 37, under the caption “Quarterly Operating Results and Market Data,” and that information is incorporated here by reference.
     The following table summarizes Applied’s repurchases of its common stock in the quarter ended June 30, 2007.

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total	(b) Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid per	Announced Plans or	Under the Plans or
Period	Shares	Share ($)	Programs	Programs *
April 1, 2007 to April 30, 2007	0	—	0	1,500,000
May 1, 2007 to May 31, 2007	0	—	0	1,500,000
June 1, 2007 to June 30, 2007	0	—	0	1,500,000
Total	0	—	0	1,500,000

*	On July 18, 2006, the Board of Directors authorized the purchase of up to 1,500,000 shares of Applied’s common stock. We publicly announced the authorization that day. After 1,401,000 shares were repurchased, the Board of Directors replaced the existing authorization on April 19, 2007, granting authorization to purchase up to 1,500,000 additional shares. The new authorization was publicly announced that day. The purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.
     The summary of selected financial data for the last five years is set forth in the 2007 annual report to shareholders in the table on pages 38-39 under the caption “10 Year Summary.” That information is incorporated here by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
     “Management’s Discussion and Analysis” is set forth in the 2007 annual report to shareholders on pages 10-15 and is incorporated here by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.
     The disclosures about market risk required by this item are set forth in Applied’s 2007 annual report to shareholders on page 15, which information is incorporated here by reference. For more information relating to borrowing and interest rates, see the Liquidity and Capital Resources section of “Management’s Discussion and Analysis” and Notes 5 and 6 to the consolidated financial statements in Applied’s 2007 annual report to shareholders on pages 11-13, and 24. That information is also incorporated here by reference. In addition, see “Risk Factors” at pages 10-13, above, for additional risk factors relating to our business.
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the reports of the independent registered public accounting firm listed below, which are included in the 2007 annual report to shareholders at the pages indicated, are incorporated here by reference and filed with this report:

Caption	Page No.
Financial Statements:

Statements of Consolidated Income for the Years Ended June 30, 2007, 2006, and 2005	16

Consolidated Balance Sheets June 30, 2007 and 2006	17

Caption	Page No.
Statements of Consolidated Cash Flows for the Years Ended June 30, 2007, 2006, and 2005	18

Statements of Consolidated Shareholders’ Equity for the Years Ended June 30, 2007, 2006, and 2005	19

Notes to Consolidated Financial Statements for the Years Ended June 30, 2007, 2006, and 2005	20 - 33

Reports of Independent Registered Public Accounting Firm	34, 36

Supplementary Data:

Quarterly Operating Results & Market Data	37
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
     Management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated Applied’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures are effective in timely alerting them to material information about Applied required to be included in our Exchange Act reports.
     Management’s annual report on Applied’s internal control over financial reporting and the attestation report of the independent registered public accounting firm are set forth in the 2007 annual report to shareholders on pages 35 — 36 and are incorporated here by reference.
     Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this Item as to Applied’s directors is incorporated by reference to Applied’s proxy statement relating to the annual meeting of shareholders to be held October 23, 2007, under the caption “Election of Directors.” The information required by this Item as to Applied’s executive officers has been furnished in this Report on pages 15 — 16 in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 23, 2007, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
     Applied has a code of ethics, named the Code of Business Ethics, that applies to our employees, including our chief executive officer, chief operating officer, chief financial officer, and corporate controller. The Code of Business Ethics is posted at the investor relations area of our www.applied.com website.
     Information regarding the composition of Applied’s audit committee and the identification of audit committee financial expert(s) serving on the audit committee is incorporated by reference to Applied’s proxy statement relating to the annual meeting of shareholders to be held October 23, 2007, under the caption “Corporate Governance.”
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 23, 2007, under the captions “Executive Compensation” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Applied’s shareholders have approved the following equity compensation plans: the 1997 Long-Term Performance Plan, the Deferred Compensation Plan, and the Deferred Compensation Plan for Non-Employee Directors. All of these plans are currently in effect.

     The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2007.

	Number of	Weighted-
	Securities	Average
	to be	Exercise	Number of
	Issued upon	Price of	Securities
	Exercise of	Outstanding	Remaining
	Outstanding	Options,	Available for Future
	Options,	Warrants	Issuance Under
	Warrants and	and	Equity
Plan Category	Rights	Rights	Compensation Plans
Equity compensation plans approved by security holders	2,384,462	$13.15	*

Equity compensation plans not approved by security holders	0	—	0

Total	2,384,462	$13.15	*

*	The aggregate number of shares that may be awarded under the 1997 Long-Term Performance Plan in each fiscal year is (i) two percent (2%) of the total outstanding shares of Applied common stock as of the first day of the year, plus (ii) the number of shares available for grant under the plan in previous years that were not the subject of awards granted in those years. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.
     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 23, 2007, under the caption “Beneficial Ownership of Certain Applied Shareholders and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 23, 2007, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 23, 2007, under the caption “Item 2 – Ratification of Auditors.”

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)1. Financial Statements.
     The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in the 2007 annual report to shareholders on pages 16 — 34 and 36 — 37, and are incorporated by reference in Item 8 of this report.

Caption
Statements of Consolidated Income for the Years Ended June 30, 2007, 2006, and 2005

Consolidated Balance Sheets June 30, 2007 and 2006

Statements of Consolidated Cash Flows for the Years Ended June 30, 2007, 2006, and 2005

Statements of Consolidated Shareholders’ Equity for the Years Ended June 30, 2007, 2006, and 2005

Notes to Consolidated Financial Statements for the Years Ended June 30, 2007, 2006, and 2005

Reports of Independent Registered Public Accounting Firm

Supplementary Data:
Quarterly Operating Results & Market Data
(a)2. Financial Statement Schedule.
     The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:

Caption	Page No.
Report of Independent Registered Public Accounting Firm	27

Schedule II — Valuation and Qualifying Accounts	28

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the required information is included in the consolidated financial statements and notes thereto.
(a)3. Exhibits.

*	Asterisk indicates an executive compensation plan or arrangement.

Exhibit
No.	Description

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to Applied’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Credit Agreement dated as of June 3, 2005, among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(h)	First Amendment Agreement dated as of June 6, 2007, among Applied, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to Applied’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(i)	Rights Agreement, dated as of February 2, 1998, between Applied and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to Applied’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(a)	Form of Change in Control Agreement (amended and restated as of August 8, 2001) between Applied and each of its executive officers (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended December 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description

*10(b)	A written description of Applied’s director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 23, 2007 under the caption “Executive Compensation,” at “Director Compensation.”

*10(c)	Applied Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement) (filed as Exhibit 10(c) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10(d)	A written description of Applied’s Life and Accidental Death and Dismemberment Insurance for executive officers.

*10(e)	A written description of Applied’s Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied’s Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(f)	Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(g)	Applied Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) in which current and certain former executive officers participate (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

*10(h)	First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-2299, and incorporated here by reference).

*10(i)	Supplemental Executive Retirement Benefits Plan (Post-2004 Terms) (filed as Exhibit 10(c) to Applied’s Form 8-K dated August 9, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10(j)	Applied Deferred Compensation Plan (2005 Restatement) (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description

*10(k)	1997 Long-Term Performance Plan, as amended April 19, 2007.

*10(l)	Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(m)	First Amendment to Applied Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10(n)	Second Amendment to Applied Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(o)	Form of Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied’s Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10(p)	Restricted Stock Award Terms (Directors) (filed as Exhibit 10(b) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10(q)	Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10(b) to Applied’s Form 8-K dated August 9, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10(r)	Performance Grant Terms and Conditions (filed as Exhibit 10(b) to Applied’s Form 8-K dated August 8, 2006, SEC File No. 1-2299, and incorporated here by reference).

*10(s)	2007 Management Incentive Plan General Terms (filed as Exhibit 10(s) to Applied’s Form 10-K for the year ended June 30, 2006, SEC File No. 1-2299, and incorporated here by reference).

*10(t)	2008 Management Incentive Plan General Terms (filed as Exhibit 10(a) to the Applied’s Form 8-K dated August 9, 2007, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description

*10(u)	Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10(v)	Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

13	Applied 2007 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21	Applied’s subsidiaries at June 30, 2007.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
     Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee, which shall be limited to Applied’s reasonable expenses in furnishing the exhibit.
     Certain long-term debt instruments have not been filed as exhibits because the total amount of securities authorized under any one of the instruments does not exceed 10 percent of the total assets of Applied and its subsidiaries on a consolidated basis. Applied agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each such instrument.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
     We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and for each of the three years in the period ended June 30, 2007, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, and have issued our reports thereon dated August 17, 2007; such consolidated financial statements and reports are included in your 2007 Annual Report to Shareholders and are incorporated herein by reference. Our report relating to the consolidated financial statements of the Company includes an explanatory paragraph concerning the adoption of new accounting standards in 2006 and 2007. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 17, 2007

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
			ADDITIONS
		ADDITIONS	(DEDUCTIONS)
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		FROM		AT END OF
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RESERVE		PERIOD

YEAR ENDED JUNE 30 2007:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,000	$1,462	($30	) (B)	$1,298	(A)	$6,134

YEAR ENDED JUNE 30 2006:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,500	$1,953	($510	) (B)	$1,943	(A)	$6,000

YEAR ENDED JUNE 30 2005:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,400	$1,958	$300	(B)	$2,158	(A)	$6,500

(A)	Amounts represent uncollectible accounts charged off.

(B)	Amounts represent reserves for the return of merchandise by customers.
SCHEDULE II

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ David L. Pugh	/s/ Bill L. Purser

David L. Pugh, Chairman & Chief Executive Officer	Bill L. Purser, President

/s/ Mark O. Eisele	/s/ Daniel T. Brezovec

Mark O. Eisele	Daniel T. Brezovec
Vice President-Chief Financial Officer & Treasurer	Corporate Controller (Principal Accounting Officer)
Date: August 27, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*

William G. Bares, Director	Thomas A. Commes, Director

*	*

Peter A. Dorsman, Director	L. Thomas Hiltz, Director

*	*

Edith Kelly-Green, Director	John F. Meier, Director

/s/ David L. Pugh

J. Michael Moore, Director	David L. Pugh, Chairman & Chief Executive Officer and Director

*	*

Dr. Jerry Sue Thornton, Director	Peter C. Wallace, Director

*

Stephen E. Yates, Director

/s/ Fred D. Bauer Fred D. Bauer, as attorney in fact for persons indicated by “*”
Date: August 27, 2007

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2007

Exhibit
No.	Description

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(f) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to November 27, 1996 Private Shelf Agreement between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(e) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between Applied and The Prudential Insurance Company of America (filed as Exhibit 4(d) to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between Applied and the Prudential Insurance Company of America (filed as Exhibit 4(e) to Applied’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Credit Agreement dated as of June 3, 2005, among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(h)	First Amendment Agreement dated as of June 6, 2007, among Applied, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to Applied’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(i)	Rights Agreement, dated as of February 2, 1998, between Applied and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to Applied’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

*10(a)	Form of Change in Control Agreement (amended and restated as of August 8, 2001) between Applied and each of its executive officers (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended December 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(b)	A written description of Applied’s director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 23, 2007, under the caption “Executive Compensation,” at “Director Compensation.”

*10(c)	Applied Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement) (filed as Exhibit 10(c) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description

*10(d)	A written description of Applied’s Life and Accidental Death and Dismemberment Insurance for executive officers.	Attached

*10(e)	A written description of Applied’s Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied’s Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10(f)	Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(g)	Applied Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) in which current and certain former executive officers participate (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

*10(h)	First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-2299, and incorporated here by reference).

*10(i)	Supplemental Executive Retirement Benefits Plan (Post-2004 Terms) (filed as Exhibit 10(c) to Applied’s Form 8-K dated August 9, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10(j)	Applied Deferred Compensation Plan (2005 Restatement) (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10(k)	1997 Long-Term Performance Plan, as amended April 19, 2007.	Attached

*10(l)	Applied Supplemental Defined Contribution Plan (January 1, 1997 Restatement) (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10(m)	First Amendment to Applied Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description

*10(n)	Second Amendment to Applied Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10(o)	Form of Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied’s Form 8-K dated November 30, 2006, SEC File No. 1-2299, and incorporated here by reference).

*10(p)	Restricted Stock Award Terms (Directors) (filed as Exhibit 10(b) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10(q)	Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10(b) to Applied’s Form 8-K dated August 9, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10(r)	Performance Grant Terms and Conditions (filed as Exhibit 10(b) to Applied’s Form 8-K dated August 8, 2006, SEC File No. 1-2299, and incorporated here by reference).

*10(s)	2007 Management Incentive Plan General Terms (filed as Exhibit 10(s) to Applied’s Form 10-K for the year ended June 30, 2006, SEC File No. 1-2299, and incorporated here by reference).

*10(t)	2008 Management Incentive Plan General Terms (filed as Exhibit 10(a) to Applied’s Form 8-K dated August 9, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10(u)	Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10(v)	Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

13	Applied 2007 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).	Attached

21	Applied’s subsidiaries at June 30, 2007.	Attached

Exhibit
No.	Description

23	Consent of Independent Registered Public Accounting Firm.	Attached

24	Powers of attorney.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached