Form 10-Q
period 2007-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2007-10-29
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2007
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
Large accelerated filer☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Shares of common stock outstanding on   October 15, 2007                                             43,280,551
(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006

Net Sales	$518,547	$492,590
Cost of Sales	376,491	357,456

	142,056	135,134

Selling, Distribution and Administrative, including depreciation	102,840	101,757

Operating Income	39,216	33,377
Interest Expense, net	274	647
Other Expense (Income), net	230	(69)

Income Before Income Taxes	38,712	32,799
Income Tax Expense	14,255	11,682

Net Income	$24,457	$21,117

Net Income Per Share — Basic	$0.57	$0.48

Net Income Per Share — Diluted	$0.56	$0.47

Cash dividends per common share	$0.15	$0.12

Weighted average common shares outstanding for basic computation	43,182	43,937

Dilutive effect of common stock equivalents	870	908

Weighted average common shares outstanding for dilutive computation	44,052	44,845

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

	September 30,	June 30,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$143,654	$119,665
Accounts receivable, less allowances of $6,341 and $6,134	249,251	248,698
Inventories (at LIFO)	207,138	199,886
Other current assets	28,187	32,284

Total current assets	628,230	600,533
Property, less accumulated depreciation of $120,762 and $119,006	66,197	67,788
Goodwill	57,663	57,550
Other assets	53,266	51,498

TOTAL ASSETS	$805,356	$777,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$103,326	$97,166
Long-term debt payable within one year	50,198	50,395
Compensation and related benefits	43,274	59,536
Other accrued liabilities	39,132	27,913

Total current liabilities	235,930	235,010
Long-term debt	25,000	25,000
Postemployment benefits	36,963	36,552
Other liabilities	35,737	29,824

TOTAL LIABILITIES	333,630	326,386

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	129,438	127,569
Income retained for use in the business	491,947	473,899
Treasury shares — at cost, 10,941 and 11,097 shares	(158,461)	(159,803)
Accumulated other comprehensive loss	(1,198)	(682)

TOTAL SHAREHOLDERS’ EQUITY	471,726	450,983

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$805,356	$777,369

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities
Net income	$24,457	$21,117
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,058	3,350
Share-based compensation and amortization of intangibles	1,456	1,487
Gain on sale of property	(752)	(22)
Treasury shares contributed to employee benefit and deferred compensation plans	424	1,367
Changes in operating assets and liabilities, net of acquisitions	457	(11,104)
Other — net	(175)	(75)

Net Cash provided by Operating Activities	28,925	16,120

Cash Flows from Investing Activities
Property purchases	(1,656)	(2,520)
Proceeds from property sales	1,025	105
Other	(4)	(652)

Net Cash used in Investing Activities	(635)	(3,067)

Cash Flows from Financing Activities
Purchases of treasury shares		(12,409)
Dividends paid	(6,473)	(5,297)
Excess tax benefits from share-based compensation	1,380	217
Exercise of stock options	832	330

Net Cash used in Financing Activities	(4,261)	(17,159)

Effect of exchange rate changes on cash	(40)	(46)

Increase (decrease) in cash and cash equivalents	23,989	(4,152)
Cash and cash equivalents at beginning of period	119,665	106,428

Cash and Cash Equivalents at End of Period	$143,654	$102,276

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The Condensed Consolidated Balance Sheet as of June 30, 2007 has been derived from the audited consolidated financial statements at that date. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, “We”, “Our”) as of September 30, 2007, and the results of operations and cash flows for the three month periods ended September 30, 2007 and 2006, have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2008.

Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year, based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

During the periods presented, the following common stock equivalents were outstanding but excluded from the diluted earnings per share computation as their effect was antidilutive:

	Three Months Ended
	September 30,
	2007	2006
Antidilutive common stock equivalents	153	472

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The impact on the Company’s consolidated financial statements has not been determined.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). This statement permits companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The impact on the Company’s consolidated financial statements has not been determined.

3.	SEGMENT INFORMATION

The accounting policies of our reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales between the service center based distribution and the fluid power businesses segments are not significant.

Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total

Three Months Ended September 30, 2007
Net sales	$465,588	$52,959	$518,547
Operating income	31,416	4,024	35,440
Assets used in business	736,233	69,123	805,356
Depreciation	2,727	331	3,058
Capital expenditures	1,499	157	1,656

Three Months Ended September 30, 2006
Net sales	$441,171	$51,419	$492,590
Operating income	30,031	3,622	33,653
Assets used in business	663,177	64,634	727,811
Depreciation	3,135	215	3,350
Capital expenditures	2,411	109	2,520

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	September 30,
	2007	2006

Operating income for reportable segments	$35,440	$33,653
Adjustments for:
Amortization expense of intangibles	338	137
Corporate and other income (expense), net (a)	4,114	(139)

Total operating income	39,216	33,377
Interest expense, net	274	647
Other (expense) income, net	(230)	69

Income before income taxes	$38,712	$32,799

(a)	The change in corporate and other expense, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include miscellaneous corporate charges for working capital, logistics support and other items.
Net sales by geographic location are as follows:

	Three Months Ended
	September 30,
	2007	2006
Geographic Location:
United States	$457,643	$432,564
Canada	54,377	53,344
Other	6,527	6,682

Total	$518,547	$492,590

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended
	September 30,
	2007	2006
Net income	$24,457	$21,117
Other comprehensive income (loss):
Unrealized loss on cash flow hedge, net of income tax of $(632) and $(114)	(983)	(179)
Foreign currency translation adjustment, net of income tax of $190 and $(35)	488	196
Unrealized loss on investment securities available for sale, net of income tax of $(14) and $(15)	(22)	(25)

Total comprehensive income	$23,940	$21,109

5.	BENEFIT PLANS

The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$523	$410	$18	$14
Interest cost	603	502	67	55
Expected return on plan assets	(117)	(104)
Recognized net actuarial loss (gain)	240	206	(28)	(27)
Amortization of prior service cost	159	150	30	12

Net periodic pension cost	$1,408	$1,164	$87	$54

We contributed $168 to our pension benefit plans and $17 to our other benefit plans in the three months ended September 30, 2007. Expected contributions for the full fiscal year are $4,500 for the pension benefit plans and $200 for other benefit plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
6.	INCOME TAX

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. The cumulative effect of adopting FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

The total gross unrecognized tax benefits as of July 1, 2007 were $2,280; of this amount, approximately $1,547 if recognized would have an effect on the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. Included in the total gross unrecognized tax benefits as of July 1, 2007 is $397 for the potential payment of interest and penalties. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months due to audit or the expiration of statutes of limitations.

The Company is subject to U.S. federal and foreign jurisdiction income tax examinations for the tax years 2004 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2007.

Effective with the adoption of FIN 48, the majority of the Company’s unrecognized tax benefits are classified as noncurrent liabilities because payment of cash is not expected within one year. Prior to the adoption of FIN 48, the Company classified unrecognized tax benefits in current liabilities.

There were no material changes to the total gross unrecognized tax benefits as of September 30, 2007.

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 17, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
October 25, 2007

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
With more than 4,600 associates across North America, Applied Industrial Technologies (“Applied”, the “Company”, “We”, “Our”) is an industrial distributor that offers parts critical to the operations of Maintenance Repair Operations and Original Equipment Manufacturing customers in virtually every industry. In addition, Applied provides customized mechanical, fabricated rubber and fluid power shop services, as well as storeroom management and maintenance training. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2008, business was conducted in the United States, Canada, Mexico and Puerto Rico from 449 facilities.
The following is Management’s Discussion and Analysis of certain significant factors which have affected our (1) financial condition at September 30, 2007 and June 30, 2007, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.
Overview
Our sales, operating income and earnings per share for the quarter ended September 30, 2007 increased 5.3%, 17.5% and 19.1%, respectively, compared to the prior year quarter. Gross margin remained at 27.4% versus the prior year quarter. Our SD&A expenses are 19.8% of sales compared to 20.7% in the prior year quarter. Higher sales combined with low growth in SD&A and fewer outstanding shares were the primary factors driving the improvements in operating income and earnings per share.
The balance sheet continues to strengthen with shareholders equity increasing to $471.7 million. The current ratio climbed to 2.7 from 2.6 at June 30, 2007 primarily driven by our improved cash balance, which increased $24.0 million compared to June 30, 2007.
Applied monitors the Purchasing Managers Index (PMI) published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter the MCU has moderated and the PMI has decreased slightly, although both remain at levels that traditionally signal a growing economy. Our performance traditionally lags these key indicators by up to 6 months.
We are maintaining our initial fiscal 2008 sales guidance of 5.0% to 8.0% growth. We are increasing the range of expected full fiscal year earnings to $2.05 to $2.20 per share.
The number of Company associates declined to 4,612 at September 30, 2007 from 4,649 at June 30, 2007. We had 4,598 associates at September 30, 2006. Our operating facilities totaled 449 at September 30, 2007 and 451 at September 30, 2006.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. In accordance with FIN 48, the Company recognized an immaterial cumulative effect adjustment decreasing its liability for unrecognized tax benefits, interest, and penalties and increasing the July 1, 2007 balance of retained earnings. See Note 6 for more information on income taxes.
Results of Operations
Three Months Ended September 30, 2007 and 2006
During the quarter ended September 30, 2007 sales increased $26.0 million or 5.3% compared to the prior year, reflecting increased sales in both our service center based distribution segment and fluid power businesses. The number of selling days for both quarters ended September 30, 2007 and September 30, 2006 was 63 days.
Sales from our service center based distribution segment increased $24.4 million or 5.5% during the quarter ended September 30, 2007 from the same period in the prior year. The increase in sales was primarily driven by sales mix, volume, and supplier price increases.
Sales from our fluid power businesses increased $1.5 million or 3.0% during the quarter from the same period in the prior year. The increase between periods was due primarily to favorable foreign currency translation in the Canadian portion of these businesses.
During the quarter ended September 30, 2007, industrial products and fluid power products accounted for 80.4% and 19.6%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 80.4% and 19.6%, respectively, of sales for the same period in prior year.
From a geographical perspective, sales from our Canadian operations increased $1.0 million or 1.9% during the quarter ended September 30, 2007 from the same period in prior year. The net sales increase was due to favorable currency translation as sales in the local currency declined by 3.8% due to a slowdown in the Canadian economy. This was most notable in forest products due to the current depressed state of the housing market.
Gross profit as a percentage of sales remained at 27.4% compared to the prior year. We continue to experience lower gross profit margin pressures primarily due to increased sales to large national contract customers which are generally at lower margins, as well as limitations in immediately passing certain supplier price increases to our customers.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Selling, distribution and administrative expenses (SD&A) decreased as a percent of sales to 19.8% from 20.7% in the quarter ended September 30. In dollars, SD&A increased $1.1 million compared to the prior year quarter. The increase is primarily attributable to increases in associate compensation and benefits partially offset by gains on sales of properties of $0.8 million during the quarter.
Income tax expense as a percentage of income before taxes was 36.8% for the quarter ended September 30, 2007 compared to 35.6% for the quarter ended September 30, 2006. The higher tax rate relates primarily to state tax adjustments in the current year quarter which are magnified due to this factor having had a favorable impact on the rate in the prior year quarter. Also contributing to the increased rate are recent U.S. tax law changes which have eliminated certain deductions related to foreign sourced income. Our expectation is for the tax rate to remain in the 36.5% to 37.0% range for the remainder of the fiscal year.
As a result of the above factors, net income increased by 15.8% compared to the same quarter last year. Net income per share increased at a higher rate of 19.1% due to the lower number of shares outstanding as a result of the stock buyback program.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended September 30, 2007 was $28.9 million. This compares to approximately $16.1 million provided by operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables and managing the timing of payments to suppliers. This improvement in cash flow from operations relates to improvement from changes in our operating assets and liabilities through collections of funds from supplier purchasing programs as well as to improved operating income.
Capital expenditures were $1.7 million for the three months ended September 30, 2007 compared to $2.5 million in the prior year. Proceeds from property sales were up $0.9 million as the result of selling three of our properties this quarter; this resulted in increased property sales gains of $0.7 million.
For the entire year, we expect capital expenditures to be in the range of $8.0 to $10.0 million and depreciation expense to be in the range of $12.5 to $13.5 million.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had no borrowings outstanding under this facility at September 30, 2007. Unused lines under this facility, net of outstanding letters of credit, total $144.7 million, and are available to fund future acquisitions or other capital and operating requirements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We have an uncommitted shelf facility with Prudential Investment Management, Inc. that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement expires in March 2010. At September 30, 2007, there were no outstanding borrowings under this agreement.
The Company’s long-term debt matures as follows: $50.0 million due in December 2007 and $25.0 million due in fiscal 2011. We classify $50.0 million of debt that matures in December 2007 as a current liability as we plan to pay it off with cash at maturity.
We increased our quarterly dividend rate during the quarter to $.15 per share from $.12 per share; a 25% increase. The dividends paid in the first quarter were $6.5 million, up $1.2 million from prior year, reflecting this increase.
The Board of Directors has authorized the purchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire any shares of common stock during the three months ended September 30, 2007. This represented a $12.4 million difference in our cash used in financing activities as we repurchased shares in the first quarter of the previous fiscal year.
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “guidance”, “expect,” “expectation,” “forecast,” “believe,” “intend,” “plan,” “will”, “should”, “could”, “anticipate”, “forecast” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of customers and the economic factors that affect them; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; changes in the prices for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; competitive pressures; the cost of products and energy and other operating costs; disruption of our information systems; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including more volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; risks related to legal proceedings to which we are a party; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our financial statements; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of god, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discussed certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2007.

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
The Company can manage interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings under its committed revolving credit agreement and no interest rate swap agreements outstanding at September 30, 2007. All the Company’s outstanding debt is currently at fixed interest rates at September 30, 2007 and scheduled for repayment in December 2007 and beyond.
The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged, as our Mexican activity is not material. For the three months ended September 30, 2007, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $.2 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $.2 million increase in net income.

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
During the first quarter of fiscal 2008, there were no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended September 30, 2007 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs
July 1, 2007 to July 31, 2007	-0-	-0-	-0-	1,500,000
August 1, 2007 to August 31, 2007	-0-	-0-	-0-	1,500,000
September 1, 2007 to September 30, 2007	-0-	-0-	-0-	1,500,000
Total	-0-	-0-	-0-	1,500,000
(1)	On April 19, 2007, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter the Company purchased 287 shares in connection with the exercise of stock options and other employee benefit programs. These purchases are not counted within the aforementioned Board authorization.

ITEM 6. Exhibits.

Exhibit No.	Description

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).
4(h)	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(i)	Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as Exhibit No. 1 to the Company’s

Exhibit No.	Description

Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

10	Performance Grant Terms and Conditions (September 2007 revision).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: October 29, 2007	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: October 29, 2007	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

EXHIBIT NO.	DESCRIPTION

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q

EXHIBIT NO.	DESCRIPTION

for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File
No. 1-2299, and incorporated here by reference).

4(h)	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(i)	Rights Agreement, dated as of February 2, 1998, between the Company and Computershare Investor Services LLP (successor to Harris Trust and Savings Bank), as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate (filed as

EXHIBIT NO.	DESCRIPTION

Exhibit No. 1 to the Company’s Registration Statement on Form 8-A filed July 20, 1998, SEC File No. 1-2299, and incorporated here by reference).

10	Performance Grant Terms and Conditions (September 2007 revision). Attached

15	Independent Registered Public Accounting Firm’s Awareness Letter. Attached

31	Rule 13a-14(a)/15d-14(a) certifications. Attached

32	Section 1350 certifications. Attached