Form 10-Q
period 2007-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2008-02-01
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission File Number 1-2299
APPLIED INDUSTRIAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0117420

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Applied Plaza, Cleveland, Ohio	44115

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Shares of common stock outstanding on	January 15, 2008	42,657,843
(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net Sales	$511,008	$472,365	$1,029,555	$964,955
Cost of Sales	371,517	342,214	748,008	699,670

	139,491	130,151	281,547	265,285

Selling, Distribution and Administrative, including depreciation	102,223	101,222	205,063	202,979

Operating Income	37,268	28,929	76,484	62,306
Interest Expense, net	1	610	275	1,257
Other Expense (Income), net	161	(720)	391	(789)

Income Before Income Taxes	37,106	29,039	75,818	61,838
Income Taxes	14,139	10,471	28,394	22,153

Net Income	$22,967	$18,568	$47,424	$39,685

Net Income Per Share — Basic	$0.53	$0.43	$1.10	$0.91

Net Income Per Share — Diluted	$0.52	$0.42	$1.08	$0.89

Cash dividends per common share	$0.15	$0.12	$0.30	$0.24

Weighted average common shares outstanding for basic computation	43,143	43,684	43,163	43,811

Dilutive effect of common stock equivalents	806	946	832	922

Weighted average common shares outstanding for diluted computation	43,949	44,630	43,995	44,733

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	December 31,	June 30,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$79,995	$119,665
Accounts receivable, less allowances of $6,487 and $6,134	221,029	248,698
Inventories	229,673	199,886
Other current assets	28,504	32,284

Total current assets	559,201	600,533
Property, less accumulated depreciation of $123,618 and $119,006	65,857	67,788
Goodwill	60,458	57,550
Other assets	58,751	51,498

TOTAL ASSETS	$744,267	$777,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$95,264	$97,166
Long-term debt payable within one year		50,395
Compensation and related benefits	46,288	59,536
Other accrued liabilities	29,559	27,913

Total current liabilities	171,111	235,010
Long-term debt	25,000	25,000
Postemployment benefits	38,218	36,552
Other liabilities	36,341	29,824

TOTAL LIABILITIES	270,670	326,386

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	130,760	127,569
Income retained for use in the business	508,410	473,899
Treasury shares — at cost, 11,550 and 11,097 shares	(179,113)	(159,803)
Accumulated other comprehensive income (loss)	3,540	(682)

TOTAL SHAREHOLDERS’ EQUITY	473,597	450,983

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$744,267	$777,369

	0	0
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	December 31,
	2007	2006

Cash Flows from Operating Activities
Net income	$47,424	$39,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,079	6,607
Share-based compensation and amortization of intangibles	2,537	2,606
Gain on sale of property	(1,095)	(246)
Treasury shares contributed to employee benefit and deferred compensation plans	541	1,530
Changes in operating assets and liabilities, net of acquisitions	(5,233)	(46,425)
Other — net	438	132

Net Cash provided by Operating Activities	50,691	3,889

Cash Flows from Investing Activities
Property purchases	(3,749)	(5,357)
Proceeds from property sales	1,613	394
Net cash paid for acquisition of businesses	(9,674)
Other	(78)	(1,526)

Net Cash used in Investing Activities	(11,888)	(6,489)

Cash Flows from Financing Activities
Long-term debt repayment	(50,000)
Purchases of treasury shares	(21,019)	(12,409)
Dividends paid	(12,978)	(10,555)
Excess tax benefits from share-based compensation	2,608	2,130
Exercise of stock options	1,099	1,950

Net Cash used in Financing Activities	(80,290)	(18,884)

Effect of exchange rate changes on cash	1,817	(534)

Decrease in cash and cash equivalents	(39,670)	(22,018)
Cash and cash equivalents at beginning of period	119,665	106,428

Cash and Cash Equivalents at End of Period	$79,995	$84,410

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The Condensed Consolidated Balance Sheet as of June 30, 2007 has been derived from the audited consolidated financial statements at that date. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, “We”, “Our”) as of December 31, 2007, and the results of operations and cash flows for the three and six month periods ended December 31, 2007 and 2006, have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.
Operating results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2008.
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
During the periods presented, the following common stock equivalents were outstanding but excluded from the diluted earnings per share computation as their effect was antidilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Antidilutive common stock equivalents	209	411	197	414

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

2.	NEW ACCOUNTING PRONOUNCEMENTS
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires most assets acquired and liabilities assumed in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after July 1, 2009.
3.	SEGMENT INFORMATION
The accounting policies of our reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales between the service center based distribution and the fluid power businesses segments are not significant.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Three Months Ended December 31, 2007
Net sales	$459,492	$51,516	$511,008
Operating income	28,879	3,541	32,420
Depreciation	2,689	332	3,021
Capital expenditures	1,993	100	2,093

Three Months Ended December 31, 2006
Net sales	$423,047	$49,318	$472,365
Operating income	25,849	3,109	28,958
Depreciation	2,793	464	3,257
Capital expenditures	2,622	215	2,837

Reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	December 31,
	2007	2006

Operating income for reportable segments	$32,420	$28,958
Adjustments for:
Other intangible amortization	(353)	(141)
Corporate and other income, net (a)	5,201	112

Total operating income	37,268	28,929
Interest expense, net	1	610
Other expense (income), net	161	(720)

Income before income taxes	$37,106	$29,039

(a)	The change in corporate and other expense, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include miscellaneous corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Six Months Ended December 31, 2007
Net sales	$925,080	$104,475	$1,029,555
Operating income	60,213	7,566	67,779
Assets used in business	665,725	78,542	744,267
Depreciation	5,416	663	6,079
Capital expenditures	3,492	257	3,749

Six Months Ended December 31, 2006
Net sales	$864,217	$100,738	$964,955
Operating income	55,880	6,731	62,611
Assets used in business	663,358	61,014	724,372
Depreciation	5,928	679	6,607
Capital expenditures	4,828	529	5,357

	Six Months Ended
	December 31,
	2007	2006

Operating income for reportable segments	$67,779	$62,611
Adjustments for:
Other intangible amortization	(691)	(278)
Corporate and other income (expense), net (a)	9,396	(27)

Total operating income	76,484	62,306
Interest expense, net	275	1,257
Other expense (income), net	391	(789)

Income before income taxes	$75,818	$61,838

(a)	The change in corporate and other expense, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include miscellaneous corporate charges for working capital, logistics support and other items.
Net sales by geographic location are as follows:

	Three Months Ended
	December 31,
	2007	2006
Geographic Location:
United States	$448,294	$414,860
Canada	57,327	51,758
Other	5,387	5,747

Total	$511,008	$472,365

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Geographic Location:
United States	$905,937	$847,423
Canada	111,705	105,102
Other	11,913	12,430

Total	$1,029,555	$964,955

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended
	December 31,
	2007	2006
Net income	$22,967	$18,568
Other comprehensive income (loss):
Unrealized gain on cash flow hedge, net of income tax of $687 and $188	1,068	293
Foreign currency translation adjustment, net of income tax of $575 and $(377)	3,676	(1,631)
Unrealized (loss) gain on investment securities available for sale, net of income tax of $(3) and $27	(5)	44

Total comprehensive income	$27,706	$17,274

	Six Months Ended
	December 31,
	2007	2006
Net income	$47,424	$39,685
Other comprehensive income (loss):
Unrealized gain on cash flow hedge, net of income tax of $55 and $74	85	114
Foreign currency translation adjustment, net of income tax of $765 and $(412)	4,164	(1,435)
Unrealized (loss) gain on investment securities available for sale, net of income tax of $(17) and $12	(27)	19

Total comprehensive income	$51,646	$38,383

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.	BENEFIT PLANS

The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Other Benefits
Three Months Ended December 31,	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$523	$410	$18	$14
Interest cost	603	502	67	56
Expected return on plan assets	(117)	(104)
Recognized net actuarial loss (gain)	240	207	(28)	(28)
Amortization of prior service cost	159	150	30	12

Net periodic pension cost	$1,408	$1,165	$87	$54

	Pension Benefits		Other Benefits
Six Months Ended December 31,	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$1,045	$821	$35	$28
Interest cost	1,206	1,004	134	111
Expected return on plan assets	(233)	(208)
Recognized net actuarial loss (gain)	481	412	(55)	(54)
Amortization of prior service cost	318	300	59	24

Net periodic pension cost	$2,817	$2,329	$173	$109

We contributed $368 to our pension benefit plans and $23 to our other benefit plans in the six months ended December 31, 2007. Expected contributions for the full fiscal year are $4,500 for the pension benefit plans and $200 for other benefit plans.

6.	INCOME TAX

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. Effective July 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. The cumulative effect of adopting FIN 48 did not have a significant impact on the Company’s financial position or results of operations.

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

The Company is subject to U.S. federal jurisdiction income tax examinations for the tax years 2004 through 2007. In addition, the Company is subject to foreign, state and local income tax examinations for the tax years 2003 through 2007.

Effective with the adoption of FIN 48, the majority of the Company’s unrecognized tax benefits are classified as noncurrent liabilities because payment of cash is not expected within one year. Prior to the adoption of FIN 48, the Company classified unrecognized tax benefits in current liabilities.

There were no material changes to the total gross unrecognized tax benefits during the six month period ended December 31, 2007.

7.	BUSINESS COMBINATIONS

On December 14, 2007, the Company acquired certain assets of Vycmex S.A. de C.V. (“Vycmex”), a distributor of fluid power products in Mexico, for $11.4 million (of which $9.7 million was paid in cash during the quarter).

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2007 and 2006, and of consolidated cash flows for the six-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 17, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
January 30, 2008

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 4,600 associates across North America, Applied Industrial Technologies (“Applied”, the “Company”, “We”, “Our”) is an industrial distributor that offers parts critical to the operations of Maintenance Repair Operations and Original Equipment Manufacturing customers in virtually every industry. In addition, Applied provides customized mechanical, fabricated rubber and fluid power shop services, as well as storeroom management and maintenance training. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2008, business was conducted in the United States, Canada, Mexico and Puerto Rico from 452 facilities.
The following is Management’s Discussion and Analysis of certain significant factors which have affected our (1) financial condition at December 31, 2007 and June 30, 2007, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows.
Overview
Our sales, operating income and earnings per share for the quarter ended December 31, 2007 increased 8.2%, 28.8% and 23.8%, respectively, compared to the prior year quarter. Higher sales combined with a lower rate of increase in selling, distribution and administrative expenses (“SD&A”) and fewer outstanding shares were the primary factors driving the improvements in operating income and earnings per share.
The balance sheet continues to strengthen; the current ratio climbed to 3.3 from 2.6 at June 30, 2007. The significant improvement reflects repayment of the $50.0 million senior unsecured term notes in December 2007. The balance sheet reflects the acquisition of a Mexican distributor completed in December 2007. Cash flows from operations were solid at $21.8 million for the quarter. In addition to the repayment of debt and the acquisition, we repurchased treasury shares for $21.0 million in the current quarter.
Applied monitors the Purchasing Managers Index (PMI) published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter the PMI declined, potentially signaling a weakening economy. The MCU declined slightly, but remains at a level that traditionally signals moderate growth in the economy. Our performance traditionally lags these key indicators by up to 6 months.
The number of Company associates increased to 4,661 at December 31, 2007 from 4,649 at June 30, 2007. We had 4,604 associates at December 31, 2006. Our operating facilities totaled 452 at December 31, 2007 and 451 at December 31, 2006. The increases include the impact of additional associates and facilities related to our acquisition in Mexico.

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
Results of Operations
Three Months Ended December 31, 2007 and 2006
During the quarter ended December 31, 2007 sales increased $38.6 million or 8.2% compared to the prior year, reflecting increased sales in both our service center based distribution segment and fluid power businesses. Favorable currency exchange rates represented approximately 1.5% of the growth over the prior year quarter. The number of selling days for the three months ended December 31, 2007 and December 31, 2006 was 62 and 61 days, respectively.
Sales from our service center based distribution segment increased $36.4 million or 8.6% during the quarter ended December 31, 2007 from the same period in the prior year. The increase in sales was primarily driven by an additional sales day in the current year quarter, sales mix, volume, supplier price increases and favorable foreign currency translation relating to our Canadian locations.
Sales from our fluid power businesses increased $2.2 million or 4.5% during the quarter from the same period in the prior year. The increase between periods was due primarily to favorable foreign currency translation in the Canadian portion of these businesses.
During the quarter ended December 31, 2007, industrial products and fluid power products accounted for 80.6% and 19.4%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 80.3% and 19.7%, respectively, of sales for the same period in the prior year.
From a geographical perspective, sales from our Canadian operations increased $5.6 million or 10.8% during the quarter ended December 31, 2007 from the same period in the prior year. The net sales increase was due to favorable currency translation as sales in the local currency declined by 2.9% due to a slowdown in the Canadian economy. This was most notable in sales to customers in the forest products industry due to the current downturn in the housing market and sales to customers participating in natural gas exploration activity as prices are down for natural gas.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Gross profit as a percentage of sales declined slightly to 27.3% compared to the prior year’s 27.6%. We continue to experience gross profit margin pressures primarily due to increased sales to large national contract customers which are generally at lower margins, as well as limitations in immediately passing certain supplier price increases to our customers. Somewhat offsetting these declines were higher levels of supplier purchasing incentives.
Selling, distribution and administrative expenses (SD&A) decreased as a percent of sales to 20.0% in the quarter ended December 31, 2007 from 21.4% in the prior year quarter. We continue to focus on overall cost control which has resulted in this percentage decline. In dollars, SD&A increased $1.0 million compared to the prior year quarter. The increase is attributable to an increase in wages and incentives reflecting improved performance as well as the impact of foreign currency fluctuations at our Canadian locations.
Interest expense, net for the current quarter decreased $0.6 million or 99.8% from the same period in the prior year. This was due primarily to an increase in interest income earned on cash equivalents and lower interest expense as we retired $50.0 million in debt this quarter.
Other expense (income), net for the quarter ended December 31, 2007 increased $0.9 million largely due to lower appreciation in investments held by deferred compensation trusts and unfavorable changes in the fair value of the cross-currency swap.
Income tax expense as a percentage of income before taxes was 38.1% for the quarter ended December 31, 2007 compared to 36.1% for the quarter ended December 31, 2006. The higher tax rate relates primarily to a higher effective rate for state taxes in the current year quarter and recent U.S. tax law changes which have eliminated certain deductions related to foreign sourced income.
As a result of the above factors, net income increased $4.4 million or 23.7% compared to the prior year quarter. Earnings per share rose to $0.52 per share for the current quarter compared to $0.42 in the prior year quarter.
Six Months Ended December 31, 2007 and 2006
Sales during the six months ended December 31, 2007 increased $64.6 million or 6.7% compared to the prior year, reflecting increased sales in both our service center based distribution segment and fluid power businesses. The number of selling days during the six months ended December 31, 2007 and 2006 were 125 days and 124 days, respectively.
Sales from our service center based distribution segment increased $60.9 million or 7.0% during the six months ended December 31, 2007 from the same period in the prior year. The increase in sales was driven by the impact of supplier price increases, sales mix, the impact of currency fluctuations, and an extra sales day in the current year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales from our fluid power businesses increased $3.7 million or 3.7% during the six months ended December 31, 2007 from the same period in the prior year. The majority of the increase between the two periods was due to volume and currency fluctuations at our Canadian locations.
During the six months ended December 31, 2007, industrial products and fluid power products accounted for 80.5% and 19.5%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 80.3% and 19.7%, respectively, of sales for the same period in the prior year.
From a geographical perspective, sales from our Canadian operations increased $6.6 million or 6.3% during the six months ended December 31, 2007 from the same period in the prior year. The net sales increase was due to favorable currency translation as sales in the local currency declined by 3.3% due to a slowdown in the Canadian economy. This was most notable in sales to customers in the forest products industry due to the current downturn in the housing market and in natural gas exploration activity as prices are down for natural gas.
Gross profit as a percentage of sales was 27.3% for the six months ended December 31, 2007 compared to 27.5% for the comparable period in the prior year. We continue to experience gross profit margin pressures primarily due to increased sales to large national contract customers which are generally at lower margins, as well as limitations in immediately passing certain supplier price increases to our customers.
SD&A increased during the six months ended December 31, 2007 by $2.1 million or 1.0% over the prior year period, but as a percentage of sales declined from 21.0% to 19.9%. The increase is primarily attributed to net increases in associate compensation and benefits and the impact of currency fluctuations in Canada, partially offset by an increase in gains on sales of properties of $0.8 million in the current year.
Interest expense, net for the six months ended December 31, 2007 decreased $1.0 million or 78.1% from the same period in the prior year. This was due primarily to an increase in interest income earned on cash equivalents.
Other expense (income), net for the six months ended December 31, 2007 increased $1.2 million largely due to unfavorable changes in the fair value of the cross-currency swap.
Income tax expense as a percentage of income before taxes was 37.5% for the six months ended December 31, 2007 compared to 35.8% for the six months ended December 31, 2006. The higher tax rate year-to-date relates primarily to a higher effective rate for state taxes and recent U.S. tax law changes which have eliminated certain deductions related to foreign sourced income.
As a result of the above factors, net income increased by 19.5% compared to the same period of last year. Net income per share increased at a higher rate of 21.3% due to the lower number of shares outstanding from the stock buyback program.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Cash provided by operating activities for the six months ended December 31, 2007 was $50.7 million. This compares to approximately $3.9 million provided by operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables and managing the timing of payments to suppliers. This improvement in cash flow from operations relates to improvement in our collections of receivables, timing of accounts payable payments, and improved operating income.
Cash used in investing activities during the current year included $9.7 million expended to acquire a Mexican distributor. Capital expenditures were $3.7 million for the six months ended December 31, 2007 compared to $5.4 million in the prior year. Proceeds from property sales were up $1.2 million.
Cash used in financing activities was $80.3 million, an increase of $61.4 million over prior year period. The largest factor here was utilization of $50.0 million in December 2007 to pay off our senior unsecured term notes. Purchases of treasury shares accounted for another $21.0 million and dividends paid were $13.0 million, reflecting the increased quarterly rate of $0.15 per share this year compared to $0.12 per share in the prior year period.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had no borrowings outstanding under this facility at December 31, 2007. Unused lines under this facility, net of outstanding letters of credit, total $144.9 million, and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Investment Management, Inc. that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement expires in March 2010. At December 31, 2007, there were no outstanding borrowings under this agreement.
The Company’s $25.0 million in long-term debt matures in fiscal 2011.
The Board of Directors has authorized the purchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 710,000 shares of common stock this quarter for $21.0 million. At December 31, 2007, the Company had remaining authorization to repurchase 790,000 additional shares. Subsequent to December 31, 2007, the Board authorized repurchase of up to an additional 1.5 million shares of common stock.

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
The Company can manage interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings under its committed revolving credit agreement and no interest rate swap agreements outstanding at December 31, 2007. All the Company’s outstanding debt is currently at fixed interest rates at December 31, 2007 and scheduled for repayment in November 2010.
The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged, as our Mexican activity is not material. For the six months ended December 31, 2007, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.5 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.5 million increase in net income.

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
During the second quarter of fiscal 2008, there were no material changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended December 31, 2007 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1)
October 1, 2007 to October 31, 2007	-0-	-0-	-0-	1,500,000
November 1, 2007 to November 30, 2007	270,000	29.26	270,000	1,230,000
December 1, 2007 to December 31, 2007	440,000	29.81	440,000	790,000
Total	710,000	29.60	710,000	790,000

(1)	On April 19, 2007, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. On January 23, 2008, the Board replaced the existing authorization with a new authorization to purchase up to 1.5 million shares; this new authorization was publicly announced that day. Purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

ITEM 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Shareholders held on October 23, 2007, there were 43,240,863 shares of common stock entitled to vote. The shareholders voted on the matters submitted to the meeting as follows:
1.	Election of three persons to be directors of Class II for a term of three years:

	For	Withheld

William G. Bares	38,305,676	671,001
Edith Kelly-Green	38,509,834	466,843
Stephen E. Yates	38,600,656	376,021
The terms of the Class I directors, including Thomas A. Commes, Peter A. Dorsman, J. Michael Moore, Dr. Jerry Sue Thornton, and the Class III directors, including L. Thomas Hiltz, John F. Meier, David L. Pugh, and Peter C. Wallace, continued after the meeting.

2.	Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending June 30, 2008.

For	Withheld	Abstain

38,435,229	456,938	84,509
3.	Approval of the 2007 Long-Term Performance Plan.

For	Withheld	Abstain

30,802,046	4,860,552	362,926
ITEM 6. Exhibits.

Exhibit No.	Description

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31,

Exhibit No.	Description

2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(h)	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

10	2007 Long-Term Performance Plan (filed as Exhibit 10 to the Company’s Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: January 31, 2008	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: January 31, 2008	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2007

EXHIBIT NO.	DESCRIPTION

3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION

4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(h)	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

10	2007 Long-Term Performance Plan (filed as Exhibit 10 to the Company’s Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION

15	Independent Registered Public Accounting Firm’s Awareness Letter.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached