Form 10-Q
period 2008-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2008-05-01
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 — Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2008
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

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Shares of common stock outstanding on	April 15, 2008	42,295,684

(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX

Page
No.
Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Statements of Consolidated Income -	2
Three and Nine Months Ended
March 31, 2008 and 2007

Condensed Consolidated Balance Sheets -	3
March 31, 2008 and June 30, 2007

Condensed Statements of Consolidated Cash Flows -	4
Nine Months Ended March 31, 2008 and 2007

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	12

Item 2: Management’s Discussion and Analysis of	13
Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk	20

Item 4: Controls and Procedures	21

Part II: OTHER INFORMATION

Item 1: Legal Proceedings	22

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6: Exhibits	23

Signatures	26

Exhibit Index

Exhibits
EX-15
EX-31
EX-32

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net Sales	$530,156	$521,129	$1,559,711	$1,486,084
Cost of Sales	385,656	380,557	1,133,664	1,080,227

	144,500	140,572	426,047	405,857
Selling, Distribution and Administrative, including Depreciation	106,815	106,467	311,878	309,446

Operating Income	37,685	34,105	114,169	96,411
Interest Expense, net	241	749	516	2,006
Other Expense (Income), net	162	(308)	553	(1,097)

Income Before Income Taxes	37,282	33,664	113,100	95,502
Income Taxes	13,687	11,967	42,081	34,120

Net Income	$23,595	$21,697	$71,019	$61,382

Net Income Per Share — Basic	$0.55	$0.50	$1.65	$1.40

Net Income Per Share — Diluted	$0.55	$0.49	$1.62	$1.37

Cash dividends per common share	$0.15	$0.12	$0.45	$0.36

Weighted average common shares outstanding for basic computation	42,558	43,616	42,963	43,810

Dilutive effect of stock options and awards	701	798	788	875

Weighted average common shares outstanding for diluted computation	43,259	44,414	43,751	44,685

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	March 31,	June 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$70,580	$119,665
Accounts receivable, less allowances of $6,390 and $6,134	244,863	248,698
Inventories	219,265	199,886
Other current assets	34,407	32,284

Total current assets	569,115	600,533
Property, less accumulated depreciation of $124,801 and $119,006	65,158	67,788
Goodwill	61,760	57,550
Other assets	56,634	51,498

TOTAL ASSETS	$752,667	$777,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,928	$97,166
Long-term debt payable within one year		50,395
Compensation and related benefits	53,292	59,536
Other accrued liabilities	32,579	27,913

Total current liabilities	171,799	235,010
Long-term debt	25,000	25,000
Postemployment benefits	38,377	36,552
Other liabilities	34,712	29,824

TOTAL LIABILITIES	269,888	326,386

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	131,848	127,569
Income retained for use in the business	525,601	473,899
Treasury shares — at cost, 11,940 and 11,097 shares	(190,763)	(159,803)
Accumulated other comprehensive income (loss)	6,093	(682)

TOTAL SHAREHOLDERS’ EQUITY	482,779	450,983

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$752,667	$777,369

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities
Net income	$71,019	$61,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,081	10,208
Share-based compensation and amortization of intangibles	3,849	3,889
Gain on sale of property	(1,192)	(349)
Treasury shares contributed to employee benefit and deferred compensation plans	683	1,778
Changes in operating assets and liabilities, net of acquisitions	(22,117)	(43,561)
Other — net	627	(1,692)

Net Cash provided by Operating Activities	61,950	31,655

Cash Flows from Investing Activities
Property purchases	(6,108)	(8,125)
Proceeds from property sales	1,881	999
Net cash paid for acquisition of businesses	(11,128)
Other	(78)	(229)

Net Cash used in Investing Activities	(15,433)	(7,355)

Cash Flows from Financing Activities
Long-term debt repayment	(50,000)
Purchases of treasury shares	(33,224)	(33,988)
Dividends paid	(19,382)	(15,799)
Excess tax benefits from share-based compensation	3,153	2,714
Exercise of stock options	1,458	2,323

Net Cash used in Financing Activities	(97,995)	(44,750)

Effect of exchange rate changes on cash	2,393	(960)

Decrease in cash and cash equivalents	(49,085)	(21,410)
Cash and cash equivalents at beginning of period	119,665	106,428

Cash and Cash Equivalents at End of Period	$70,580	$85,018

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands,except per share amounts)(Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The Condensed Consolidated Balance Sheet as of June 30, 2007 has been derived from the audited consolidated financial statements at that date. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”) as of March 31, 2008, and the results of operations and cash flows for the three and nine month periods ended March 31, 2008 and 2007, have been included. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.
Operating results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2008.
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
During the periods presented, the following common stock equivalents were outstanding but excluded from the diluted earnings per share computation as their effect was antidilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Weighted average antidilutive common stock equivalents	242	499	229	443

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.	NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. At the February 6, 2008 FASB meeting, they agreed to defer for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The impact of SFAS 157 on the Company’s consolidated financial statements has not been determined.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
3.	SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales between the service center based distribution and the fluid power businesses segments are not significant.
Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total

Three Months Ended March 31, 2008
Net sales	$472,487	$57,669	$530,156
Operating income	32,176	4,474	36,650
Depreciation	2,663	338	3,002
Capital expenditures	2,247	112	2,359

Three Months Ended March 31, 2007
Net sales	$469,115	$52,014	$521,129
Operating income	33,749	3,163	36,912
Depreciation	3,266	335	3,601
Capital expenditures	2,402	366	2,768

Reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	March 31,
	2008	2007
Operating income for reportable segments	$36,650	$36,912
Adjustments for:
Intangible amortization	436	136
Corporate and other (income) expense, net (a)	(1,471)	2,671

Total operating income	37,685	34,105
Interest expense, net	241	749
Other expense (income), net	162	(308)

Income before income taxes	$37,282	$33,664

(a)	The change in corporate and other expense, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include miscellaneous corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total

Nine Months Ended March 31, 2008
Net sales	$1,397,567	$162,144	$1,559,711
Operating income	92,389	12,040	104,429
Assets used in business	668,106	84,561	752,667
Depreciation	8,079	1,002	9,081
Capital expenditures	5,738	370	6,108

Nine Months Ended March 31, 2007
Net sales	$1,334,258	$151,826	$1,486,084
Operating income	89,629	9,527	99,156
Assets used in business	677,987	63,015	741,002
Depreciation	9,194	1,014	10,208
Capital expenditures	7,230	895	8,125

Reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Nine Months Ended
	March 31,
	2008	2007
Operating income for reportable segments	$104,429	$99,156
Adjustments for:
Intangible amortization	1,127	414
Corporate and other (income) expense, net (a)	(10,867)	2,331

Total operating income	114,169	96,411
Interest expense, net	516	2,006
Other expense (income), net	553	(1,097)

Income before income taxes	$113,100	$95,502

(a)	The change in corporate and other expense, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include miscellaneous corporate charges for working capital, logistics support and other items.
     Net sales by geographic location are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Geographic Location:
United States	$471,410	$467,132	$1,377,346	$1,314,555
Canada	51,327	48,623	163,032	153,726
Other	7,419	5,374	19,333	17,803

Total	$530,156	$521,129	$1,559,711	$1,486,084

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$23,595	$21,697
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge, net of income tax of $660 and $(280)	1,027	(435)
Foreign currency translation adjustment, net of income tax of $173 and $(219)	1,482	(1,311)
Unrealized gain on investment securities available for sale, net of income tax of $26 and $18	43	26

Total comprehensive income	$26,147	$19,977

	Nine Months Ended
	March 31,
	2008	2007
Net income	$71,019	$61,382
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedge, net of income tax of $715 and $(206)	1,112	(321)
Foreign currency translation adjustment, net of income tax of $938 and $(631)	5,647	(2,746)
Unrealized gain on investment securities available for sale, net of income tax of $9 and $28	16	45

Total comprehensive income	$77,794	$58,360

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5. BENEFIT PLANS
The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$523	$410	$18	$14
Interest cost	603	502	67	56
Expected return on plan assets	(117)	(104)
Recognized net actuarial loss (gain)	240	207	(28)	(28)
Amortization of prior service cost	159	150	30	12

Net periodic pension cost	$1,408	$1,165	$87	$54

	Pension Benefits		Other Benefits
Nine Months Ended March 31,	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$1,568	$1,231	$53	$42
Interest cost	1,810	1,506	201	167
Expected return on plan assets	(350)	(311)
Recognized net actuarial loss (gain)	721	619	(83)	(82)
Amortization of prior service cost	476	449	89	36

Net periodic pension cost	$4,225	$3,494	$260	$163

The Company contributed $4,339 to its pension benefit plans and $19 to its other benefit plans in the nine months ended March 31, 2008. Expected contributions for the full fiscal year are $4,500 for the pension benefit plans and $200 for other benefit plans.
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
There were no material changes to the total gross unrecognized tax benefits during the nine month period ended March 31, 2008.
7. BUSINESS COMBINATIONS
On December 14, 2007, the Company acquired certain assets of Vycmex S.A. de C.V. (“Vycmex”), a distributor of fluid power products in Mexico, for $13,100, including $1,700 of VAT taxes; $11,128 was paid in cash at closing.

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
Cleveland, OH
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2008 and 2007, and of consolidated cash flows for the nine-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 17, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Cleveland, OH
April 30, 2008

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
With more than 4,600 associates across North America, Applied Industrial Technologies (“Applied”, the “Company”, “We”, “Our”) is an industrial distributor that offers parts critical to the operations of maintenance repair operations and original equipment manufacturing customers in virtually every industry. In addition, Applied provides fluid power, mechanical, and fabricated rubber shop services, as well as storeroom management and maintenance training. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2008, business was conducted in the United States, Canada, Mexico and Puerto Rico from approximately 450 facilities.
The following is Management’s Discussion and Analysis of certain significant factors which have affected our (1) financial condition at March 31, 2008 and June 30, 2007, and (2) results of operations and cash flows during the periods included in the accompanying Condensed Statements of Consolidated Income and Consolidated Cash Flows. Applied is an authorized distributor for more than 2,000 manufacturers and offers access to approximately 3 million stock keeping units (“sku’s”). A large portion of our business is selling replacement parts to manufacturers for repair or maintenance of machinery and equipment. When reviewing the discussion and analysis set forth below, please note that the majority of sku’s we sell in any given period were not sold in the comparable period of the prior year, resulting in the inability to quantify commonly used comparative metrics such as changes in product mix and volume.
Overview
Our sales, operating income and earnings per share for the quarter ended March 31, 2008 increased 1.7%, 10.5% and 12.2%, respectively, compared to the prior year quarter. Higher gross margin percentage, lower selling, distribution and administrative expenses (“SD&A”) as a percent of sales and the impact of our share buyback program were the primary factors driving the improvement in operating income and earnings per share.
The balance sheet continues to strengthen; the current ratio climbed to 3.3 from 2.6 at June 30, 2007. The significant improvement reflects repayment of the $50.0 million senior unsecured term notes in December 2007.
Applied monitors the Purchasing Managers Index (PMI) published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter the PMI and MCU declined slightly, a signal the economy may be weakening. Our performance traditionally lags these key indicators by up to 6 months.
The number of Company associates was 4,649 at both March 31, 2008 and June 30, 2007. We had 4,574 associates at March 31, 2007. Our operating facilities totaled 451 at March 31, 2008 and March 31, 2007. Both the associate and facility counts include the impact of our acquisition of Vycmex S.A. de C.V. (“Vycmex”) in Mexico in December 2007.

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
Results of Operations
Three Months Ended March 31, 2008 and 2007
During the quarter ended March 31, 2008 sales increased $9.0 million or 1.7% compared to the prior year, reflecting increased sales in both our service center based distribution segment and fluid power businesses. Sales attributed to acquisitions contributed 0.3% of the increase. The number of selling days for the three months ended March 31, 2008 and March 31, 2007 was 63.5 and 64 days, respectively.
Sales from our service center based distribution segment increased $3.4 million or 0.7% during the quarter ended March 31, 2008 from the same period in the prior year. The increase in sales was primarily driven by the addition of national contract business. The impact of favorable currency fluctuations between Canadian and U.S. dollars was largely offset by declines in our service center based Canadian business which is seeing declines in sales to customers in the natural gas, oil, lumber and wood products industries.
Sales from our fluid power businesses increased $5.7 million or 10.9% during the quarter from the same period in the prior year. Favorable foreign currency translation in the Canadian portion of these businesses accounted for $2.2 million of the increase between periods. Our recent acquisition of Vycmex accounted for approximately $1.5 million of the increase. The remainder of the increase is primarily attributed to higher volume in existing locations.
During the quarter ended March 31, 2008, industrial products and fluid power products accounted for 79.8% and 20.2%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 80.6% and 19.4%, respectively, of sales for the same period in the prior year.
From a geographical perspective, sales from our Canadian operations increased $2.7 million or 5.6% during the quarter ended March 31, 2008 from the same period in the prior year. The net sales increase was due to foreign currency translation as sales in the local currency declined by 8.9% due to a slowdown in the Canadian economy. The slowdown was most notable in sales to

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
customers in the lumber and wood products industry due to the current downturn in the housing market and sales to customers participating in natural gas and oil exploration activity.
Gross profit as a percentage of sales increased slightly to 27.3% compared to the prior year’s 27.0%. We continue to experience gross profit margin pressures primarily due to increased sales to national contract customers which are generally at lower margins, as well as contractual limitations on immediately passing certain supplier price increases to our customers. Positive influences were improved margins in Canada, lower scrap costs and higher levels of supplier purchasing incentives during the quarter.
SD&A decreased as a percent of sales to 20.1% in the quarter ended March 31, 2008 from 20.4% in the prior year quarter. We continue to focus on overall cost control which has resulted in this percentage decline. In dollars, SD&A increased $0.3 million compared to the prior year quarter. Higher expenses due to foreign currency fluctuations, new service center locations, additional bad debt reserves and the acquisition were offset by lower depreciation expense and nonrecurrence of certain information technology and sales tax expenses.
Interest expense, net for the current quarter decreased $0.5 million or 67.8% from the same period in the prior year. This was due to lower interest expense as a result of the retirement of $50.0 million in debt last quarter.
Other expense (income), net for the quarter ended March 31, 2008 changed $0.5 million largely due to declines in market values in investments held by deferred compensation trusts offset partially by favorable changes in the fair value of the cross-currency swap.
The income tax rate was 36.7% for the quarter ended March 31, 2008 compared to 35.5% for the quarter ended March 31, 2007. The higher tax rate relates primarily to higher effective state tax rates in the current year quarter and U.S. federal tax law changes which have eliminated certain deductions related to foreign sourced income.
As a result of the above factors, net income increased $1.9 million or 8.7% compared to the prior year quarter. Earnings per share rose to $0.55 per share for the current quarter compared to $0.49 in the prior year quarter.
Nine Months Ended March 31, 2008 and 2007
Sales during the nine months ended March 31, 2008 increased $73.6 million or 5.0% compared to the prior year, reflecting increased sales in both our service center based distribution segment and fluid power businesses. The number of selling days during the nine months ended March 31, 2008 and 2007 were 188.5 days and 188 days, respectively.
Sales from our service center based distribution segment increased $63.3 million or 4.7% during the nine months ended March 31, 2008 from the same period in the prior year. The impact of

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
currency fluctuations accounted for approximately 1% of the increase with the remainder relating to additional national contract business.
Sales from our fluid power businesses increased $10.3 million or 6.8% during the nine months ended March 31, 2008 from the same period in the prior year. The impact of favorable currency fluctuations between the Canadian and U.S. dollars represented approximately $5.3 million of the increase. Approximately $1.5 million of the increase was due to the Vycmex acquisition in the current year.
During the nine months ended March 31, 2008, industrial products and fluid power products accounted for 80.3% and 19.7%, respectively, of sales. In comparison, industrial products and fluid power products accounted for 80.4% and 19.6%, respectively, of sales for the same period in the prior year.
From a geographical perspective, sales from our Canadian operations increased $9.3 million or 6.1% during the nine months ended March 31, 2008 from the same period in the prior year. The net sales increase was due to the impact of favorable currency translation as sales in the local currency declined by 5.2% due to a slowdown in the Canadian economy. The slowdown was most notable in sales to customers in the lumber and wood products industry due to the current downturn in the housing market and in sales to customers participating in natural gas and oil exploration activity.
Gross profit as a percentage of sales was 27.3% for the nine months ended March 31, 2008 and March 31, 2007. We continue to experience gross profit margin pressures primarily due to increased sales to national contract customers which are generally at lower margins, as well as contractual limitations on immediately passing certain supplier price increases to our customers.
SD&A increased during the nine months ended March 31, 2008 by $2.4 million or 0.8% over the prior year period, but as a percentage of sales declined from 20.8% to 20.0%. The increase is primarily attributed to the impact of currency fluctuations in Canada and net increases in associate compensation and benefits, partially offset by lower depreciation expense of $1.1 million and an increase in gains on sales of properties of $0.8 million in the current year.
Interest expense, net for the nine months ended March 31, 2008 decreased $1.5 million or 74.3% from the same period in the prior year. Lower interest expense related to the repayment of the senior unsecured notes in December 2007 accounts for $1.0 million of this decline. An increase in interest income earned on cash equivalents represents another $0.9 million. Partially offsetting these declines are unfavorable currency fluctuations on the cross-currency swap of approximately $0.4 million.
Other expense (income), net for the nine months ended March 31, 2008 changed $1.7 million. Approximately three-fourths of the fluctuation relates to declines in market values on the deferred compensation trust assets. The remaining increase is largely due to unfavorable changes in the fair value of the cross-currency swap.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The income tax rate was 37.2% for the nine months ended March 31, 2008 compared to 35.7% for the nine months ended March 31, 2007. The higher tax rate year-to-date relates primarily to higher effective state tax rates and U.S. federal tax law changes which have eliminated certain deductions related to foreign sourced income.
As a result of the above factors, net income increased by 15.7% compared to the same period of last year. Net income per share increased at a higher rate of 18.2% due to the lower number of shares outstanding from the stock buyback program.
Liquidity and Capital Resources
Cash provided by operating activities for the nine months ended March 31, 2008 was $62.0 million. This compares to approximately $31.7 million provided by operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables and managing the timing of payments to suppliers. The improvement in cash flow from operations primarily relates to improvement in our collections of receivables and improved operating income.
Cash used in investing activities during the current year included $11.1 million paid to acquire a Mexican distributor in December 2007. Capital expenditures were $6.1 million for the nine months ended March 31, 2008 compared to $8.1 million in the prior year. Proceeds from property sales were up $0.9 million.
Cash used in financing activities was $98.0 million, an increase of $53.2 million over prior year period. We paid $50.0 million in December 2007 to retire our senior unsecured term notes. Our dividends paid were up $3.6 million to $19.4 million, reflecting the increased quarterly rate of $0.15 per share this year compared to $0.12 per share in the prior year period. Treasury share purchases of $33.2 million were also a significant use of cash; these are at a comparable level to repurchases in the prior year period.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had no borrowings outstanding under this facility at March 31, 2008. Unused lines under this facility, net of outstanding letters of credit, total $144.9 million, and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Investment Management, Inc. that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement expires in March 2010. At March 31, 2008, there were no outstanding borrowings under this agreement.
The Company’s $25.0 million in long-term debt matures in fiscal 2011.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The Board of Directors has authorized the purchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 434,900 shares of common stock in the quarter ending March 31, 2008 for $12.2 million. At quarter-end, the Company had remaining authorization to repurchase 1.1 million additional shares.
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “guidance”, “expect,” “expectation,” “forecast,” “believe,” “plan,” “will”, “should”, “could”, “anticipate”, and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate and foreign currency exchange risks.
The Company can manage interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. The Company had no variable rate borrowings under its committed revolving credit agreement and no interest rate swap agreements outstanding at March 31, 2008. All the Company’s outstanding debt is currently at fixed interest rates at March 31, 2008 and scheduled for repayment in November 2010.
The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged, as our Mexican activity is not material. For the nine months ended March 31, 2008, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.7 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.7 million increase in net income.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
During the third quarter of fiscal 2008, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  Legal Proceedings.
The Company is a party to pending legal proceedings with respect to various product liability, commercial, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of possible loss, the Company believes, based on circumstances currently known, that the likelihood is remote that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended March 31, 2008 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1)(2)
January 1, 2008 to January 31, 2008	-0-	-0-	-0-	1,500,000
February 1, 2008 to February 29, 2008	144,900	28.77	144,900	1,355,100
March 1, 2008 to March 31, 2008	290,000	27.71	290,000	1,065,100
Total	434,900	28.06	434,900	1,065,100

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. Purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter the Company purchased 9,573 shares in connection with the vesting of stock awards. These purchases are not counted within the aforementioned Board authorization.

ITEM 6. Exhibits.

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3(b)	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4(a)	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4(b)	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4(c)	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description
4(d)	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4(e)	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4(f)	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4(g)	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4(h)	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

     The Company will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which shall be limited to the Company’s reasonable expenses in furnishing the exhibit.
     Certain instruments with respect to long-term debt have not been filed as exhibits because the total amount of securities authorized under any one of the instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each such instrument.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: May 1, 2008	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: May 1, 2008	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

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