Form 10-Q
period 2008-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2008-11-07
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Shares of common stock outstanding on October 15, 2008	42,327,937

(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2008	2007

Net Sales	$543,906	$518,547
Cost of Sales	397,848	376,491

	146,058	142,056

Selling, Distribution and Administrative, including depreciation	108,683	102,840

Operating Income	37,375	39,216
Interest Expense, net	685	274
Other Expense, net	815	230

Income Before Income Taxes	35,875	38,712
Income Tax Expense	13,339	14,255

Net Income	$22,536	$24,457

Net Income Per Share — Basic	$0.53	$0.57

Net Income Per Share — Diluted	$0.52	$0.56

Cash dividends per common share	$0.15	$0.15

Weighted average common shares outstanding for basic computation	42,316	43,182

Dilutive effect of common stock equivalents	666	870

Weighted average common shares outstanding for dilutive computation	42,982	44,052

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	June 30,
	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$56,749	$101,830
Accounts receivable, less allowances of $6,361 and $6,119	265,536	245,119
Inventories	239,387	210,723
Other current assets	35,953	48,525

Total current assets	597,625	606,197
Property, less accumulated depreciation of $126,989 and $124,946	68,087	64,997
Intangibles, net	113,718	19,164
Goodwill	90,294	64,685
Other assets	44,471	43,728

TOTAL ASSETS	$914,195	$798,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127,591	$109,822
Short-term debt	33,000
Compensation and related benefits	43,371	56,172
Other accrued liabilities	49,561	31,017

Total current liabilities	253,523	197,011
Long-term debt	75,000	25,000
Postemployment benefits	38,139	37,746
Other liabilities	32,635	36,939

TOTAL LIABILITIES	399,297	296,696

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	134,518	133,078
Income retained for use in the business	559,880	543,692
Treasury shares — at cost (11,886 and 11,923 shares)	(190,455)	(190,944)
Accumulated other comprehensive income	955	6,249

TOTAL SHAREHOLDERS’ EQUITY	514,898	502,075

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$914,195	$798,771

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$22,536	$24,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,016	3,058
Amortization of intangibles	1,401	338
Share-based compensation	1,381	1,118
Gain on sale of property	(204)	(752)
Treasury shares contributed to employee benefit and deferred compensation plans	146	424
Changes in operating assets and liabilities, net of acquisitions	20,458	457
Other — net	151	(175)

Net Cash provided by Operating Activities	48,885	28,925

Cash Flows from Investing Activities
Property purchases	(1,677)	(1,656)
Proceeds from property sales	309	1,025
Net cash paid for acquisition of businesses, net of cash acquired	(167,122)
Other		(4)

Net Cash used in Investing Activities	(168,490)	(635)

Cash Flows from Financing Activities
Net short-term borrowings under revolving credit facility	33,000
Borrowings under revolving credit facility classified as long-term	50,000
Dividends paid	(6,348)	(6,473)
Excess tax benefits from share-based compensation	238	1,380
Exercise of stock options	211	832

Net Cash provided by (used in) Financing Activities	77,101	(4,261)

Effect of Exchange Rate Changes on Cash	(2,577)	(40)

(Decrease) increase in cash and cash equivalents	(45,081)	23,989
Cash and cash equivalents at beginning of period	101,830	119,665

Cash and Cash Equivalents at End of Period	$56,749	$143,654

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2008, and the results of operations and cash flows for the three month periods ended September 30, 2008 and 2007, have been included. The condensed consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.
Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2009.
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
During the periods presented, the following common stock equivalents were outstanding but excluded from the diluted earnings per share computation as their effect was antidilutive:

	Three Months Ended
	September 30,
	2008	2007
Weighted average antidilutive common stock equivalents	362	153

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

2.	NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). This statement permits companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As of July 1, 2008, SFAS 159 was effective for the Company, however Applied did not elect to measure any additional financial instruments or other items at fair value.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for business combinations entered into after July 1, 2009.
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
The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales between the Service Center Based Distribution segment and the Fluid Power Businesses segment have been eliminated. See footnote 7, “Business Combinations” regarding a recent acquisition included in the Fluid Power Businesses segment as of August 29, 2008.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Three Months Ended September 30, 2008:
Net sales	$470,298	$73,608	$543,906
Operating income	29,632	6,090	35,722
Assets used in business	644,493	269,702	914,195
Depreciation	2,762	254	3,016
Capital expenditures	1,066	611	1,677

Three Months Ended September 30, 2007:
Net sales	$465,588	$52,959	$518,547
Operating income	31,416	4,024	35,440
Assets used in business	736,233	69,123	805,356
Depreciation	2,727	331	3,058
Capital expenditures	1,499	157	1,656
Reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	September 30,
	2008	2007
Operating income for reportable segments	$35,722	$35,440
Adjustments for:
Amortization of intangibles	1,401	338
Corporate and other income, net (a)	3,054	4,114

Total operating income	37,375	39,216
Interest expense, net	685	274
Other expense, net	815	230

Income before income taxes	$35,875	$38,712

(a)	The change in corporate and other income, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include charges for working capital and logistics support.
Net sales by geographic location are as follows:

	Three Months Ended
	September 30,
	2008	2007
Geographic Location:
United States	$470,925	$457,643
Canada	57,518	54,377
Mexico	15,463	6,527

Total	$543,906	$518,547

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

4.	COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended
	September 30,
	2008	2007
Net income	$22,536	$24,457
Other comprehensive income (loss):
Net unrealized loss on cash flow hedges, net of income tax of $(154) and $(632)	(228)	(983)
Foreign currency translation adjustment, net of income tax of $(745) and $190	(4,941)	488
Unrealized loss on investment securities available for sale, net of income tax of $(77) and $(14)	(125)	(22)

Total comprehensive income	$17,242	$23,940

5.	BENEFIT PLANS
The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Other Benefits
Three Months Ended September 30,	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$534	$523	$10	$18
Interest cost	625	603	57	67
Expected return on plan assets	(109)	(117)
Recognized net actuarial loss (gain)	228	240	(31)	(28)
Amortization of prior service cost	172	159	30	30

Net periodic benefit cost	$1,450	$1,408	$66	$87

The Company contributed $1,012 to its pension benefit plans and $10 to its other benefit plans in the three months ended September 30, 2008. Expected contributions for the full fiscal year are $3,000 for the pension benefit plans and $200 for other benefit plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.	FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. This statement defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 classifies the inputs to measure fair value into three tiers. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
In February, 2008, the FASB finalized FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”. This Staff Position delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for items within the scope of this FASB Staff Position was deferred to the quarter ended September 30, 2009 for Applied.
In the first quarter of fiscal 2009, Applied adopted the required provisions of SFAS 157, for financial assets and liabilities. The adoption of SFAS 157 had no effect on Applied’s consolidated financial position or results of operations.
A summary of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active		Significant
		Markets for		Other		Significant
	Total	Identical		Observable		Unobservable
	Recorded	Instruments		Inputs		Inputs
	Value	Level 1		Level 2		Level 3

Assets:
Marketable securities	$9,866	$9,866	(a)
Interest rate swap	234			$234	(b)

Total	$10,100	$9,866		$234

Liabilities:
Cross currency swaps	$11,430			$11,430	(c)

(a)	Primarily comprised of equity and fixed income securities for a non-qualified deferred compensation plan held in a rabbi trust, the amounts of which are included in other assets on the condensed consolidated balance sheet. Valued using quoted market prices multiplied by the number of shares owned.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

(b)	Fair value of the interest rate swap was derived using inputs that are available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to this instrument. Since the inputs used to value this instrument are observable and the counterparty is credit worthy, the Company has classified them as level 2 inputs. This asset is included in other assets on the condensed consolidated balance sheet.

(c)	Fair values are derived using foreign currency exchange rates and inputs readily available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to these instruments. Since the inputs used to value these instruments are observable and the counterparty is credit worthy, the Company has classified them as level 2 inputs. This liability is included in other liabilities on the condensed consolidated balance sheet.

7.	BUSINESS COMBINATION
On August 29, 2008, Applied completed the acquisition of certain of the assets of Fluid Power Resource, LLC and the following fluid power distribution businesses: Bay Advanced Technologies, Carolina Fluid Components, DTS Fluid Power, Fluid Tech, Hughes HiTech, Hydro Air, and Power Systems (collectively “FPR”). The results of FPR’s operations have been included in the consolidated financial statements since that date. Applied acquired certain of the assets and assumed certain specified liabilities of FPR for an aggregate cash purchase price of $166,000 (funded with existing cash balances and $104,000 of borrowings through the Company’s committed revolving credit facility).
The acquired businesses include 19 locations and are part of the Fluid Power Businesses segment whose base business is distributing fluid power components, assembling fluid power systems, performing equipment repair, and offering technical advice to customers. This acquisition increases the Company’s capabilities in the following areas: fluid power system integration; manifold design, machining, and assembly; and the integration of hydraulics with electronics.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The purchase price allocation is preliminary pending the finalization of asset valuations. The excess of the purchase price over the estimated fair values is assigned to goodwill. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$100
Accounts receivable	26,700
Inventories	27,300
Other current assets	300
Property, plant and equipment	5,000
Intangibles	95,100
Goodwill	26,500
Other assets	300

Total assets acquired	181,300
Accounts payable	10,800
Other accrued liabilities	3,500

Net assets acquired	$167,000

Purchase price	$166,000
Direct acquisition costs	1,000

Cost of company acquired	$167,000

Total intangible assets acquired of $95,100 have a weighted-average useful life of approximately 17 years. The intangible assets include customer relationships of $52,700 (19-year weighted-average useful life), vendor relationships of $15,100 (15-year weighted-average useful life), trade names of $24,900 (15-year weighted-average useful life) and non-competition agreements of $2,400 (5-year weighted-average useful life).
The $26,500 of acquired goodwill is assigned to the Fluid Power Businesses segment and the entire amount is expected to be deductible for tax purposes.
The table below presents summarized pro forma results of operations as if the acquisition had been effective at the beginning of the quarters ended September 30, 2008 and 2007, respectively.

	Three Months Ended
	September 30,
	2008	2007
Net sales	$583,640	$577,821
Income before income tax	36,418	38,831
Net earnings	22,877	24,532
Net earnings per common share — diluted	$0.53	$0.56

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.	DEBT AND RISK MANAGEMENT ACTIVITIES
In conjunction with the acquisition of FPR described in footnote 7, “Business Combinations”, the Company initially drew down $104,000 on its existing committed revolving credit facility. As of September 30, 2008, the balance outstanding is $83,000, of which $33,000 is classified as current and $50,000 is classified as long-term. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or federal funds at the Company’s discretion. At September 30, 2008, the weighted average interest rate for all outstanding borrowings under this agreement was 3.78%. It is our intention to maintain a balance of at least $50,000 outstanding for at least two years per the terms of the interest rate swap agreement described below, utilizing the one-month LIBOR borrowing option.
Effective September 19, 2008, the Company entered into a two year agreement for a $50,000 fixed interest rate swap to convert $50,000 of its variable rate debt to fixed rate debt. This instrument has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in interest payments attributable to changes in the benchmark one-month LIBOR interest rates. For the quarter ended September 30, 2008, there was no ineffectiveness of this interest rate swap contract. The derivative asset recorded in other assets on the condensed consolidated balance sheet was $234 at September 30, 2008 with a corresponding amount included in other comprehensive income, net of deferred taxes for the period ended September 30, 2008.

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed statements of consolidated income and cash flows for the three-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2008, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
October 31, 2008

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
With more than 5,200 associates across North America, Applied Industrial Technologies (“Applied”, the “Company”, “We”, or “Our”) is an industrial distributor that offers parts critical to the operations of maintenance repair operations and original equipment manufacturing customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power shop, mechanical and fabricated rubber services. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2009, business was conducted in the United States, Canada, Mexico and Puerto Rico from approximately 474 facilities.
The following is Management’s Discussion and Analysis of certain significant factors which have affected our financial condition and results of operations and cash flows during the periods included in the accompanying condensed statements of consolidated income and consolidated cash flows. Applied is an authorized distributor for more than 2,000 manufacturers and offers access to approximately 3 million stock keeping units (“SKUs”). A large portion of our business is selling replacement parts to manufacturers for repair or maintenance of machinery and equipment. When reviewing the discussion and analysis set forth below, please note that the majority of SKUs we sell in any given period were not sold in the comparable period of the prior year, resulting in the inability to quantify commonly used comparative metrics such as changes in product mix and volume.
Overview
On August 29, 2008, Applied completed the acquisition of substantially all of the assets of Fluid Power Resource, LLC, including seven fluid power businesses (collectively “FPR”). The results of FPR’s operations have been included in the condensed consolidated financial statements since that date.
Sales for the quarter ended September 30, 2008 increased $25.4 million or 4.9% compared to the prior year quarter, driven by sales from businesses acquired of $26.1 million. Net income decreased $1.9 million or 7.9% compared to the prior year quarter. Our balance sheet remains strong, with shareholders’ equity increasing to $514.9 million. The current ratio moved to 2.4-to-one from 3.1-to-one at June 30, 2008, primarily reflecting the impact of the FPR acquisition. Cash flow generated from operations increased $20.0 million to $48.9 million for the quarter primarily due to changes in working capital.
Applied monitors the Purchasing Managers Index (PMI) published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter the PMI and MCU both declined, signaling a weakening economy. Our performance generally tracks these key indicators. When these indicators are increasing, our sales performance generally lags them by up to 6 months. When these indicators are decreasing, our performance more closely conforms to the downturns without much of a lag. Consistent with the changes in these indices, over the last two quarters we have experienced a decline in U.S. service center same store sales and the rate of decline has increased during this time period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The number of Company associates was 5,254 at September 30, 2008, 4,831 at June 30, 2008, and 4,612 at September 30, 2007. Our operating facilities totaled 474 at September 30, 2008, 459 as of June 30, 2008, and 449 at September 30, 2007. Reflected in both the associate and facility counts from their respective acquisition dates are the impact of our acquisitions.
Results of Operations
Three Months Ended September 30, 2008 and 2007
During the quarter ended September 30, 2008, sales increased $25.4 million or 4.9% compared to the prior year, reflecting increased sales in both our Service Center Based Distribution segment and Fluid Power Businesses segment. Sales from companies acquired since the prior year quarter accounted for sales increases of $26.1 million. The number of selling days for the quarters ended September 30, 2008 and 2007 were 64 and 63 days, respectively.
Sales from our Service Center Based Distribution segment increased $4.7 million or 1.0% during the quarter ended September 30, 2008 from the same period in the prior year. Sales increases from businesses acquired since the prior year period contributed $5.4 million, or 1.2%, to the overall increase. In addition, the extra selling day was a positive impact of approximately 1.6% on sales. The Canadian service center business grew by a little less than 1.0%, of which approximately half related to favorable exchange rates. Offsetting these increases were our U.S. based service centers which saw a same-store sales decline of 2.7% driven by lower sales to smaller accounts.
Sales from our Fluid Power Businesses increased $20.6 million or 39.0% during the quarter from the same period in the prior year. Our recent acquisitions accounted for an increase of $20.7 million. Favorable foreign currency translation of the Canadian businesses accounted for $0.5 million of the increase between periods. Offsetting these increases were slightly lower sales in our existing U.S. locations.
During the quarter ended September 30, 2008, industrial products and fluid power products accounted for 77.4% and 22.6%, respectively, of sales as compared to 80.4% and 19.6%, respectively, for the same period in the prior year. Recent acquisitions within the fluid power businesses segment account for the shift in product mix.
From a geographical perspective, sales from our U.S. operations were up $13.3 million or 2.9% during the quarter ended September 30, 2008 from the same period in the prior year. Acquisitions drove this increase by adding $18.0 million to sales, offsetting a decline in the core U.S. business. Sales from our Canadian operations increased $3.1 million or 5.8% of which approximately half related to favorable exchange rates. Sales from our Mexico operations increased $8.9 million which can be primarily attributed to recent acquisitions.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Gross profit as a percentage of sales decreased to 26.9% compared to the prior year’s 27.4%. We experienced gross profit margin pressures reflecting the on-going challenges of passing on supplier price increases to our large contractual customers as well as the price competitiveness in the market place.
Selling, distribution and administrative expense (“SD&A”) was 20.0% of sales in the quarter ended September 30, 2008 compared to 19.8% in the prior year quarter. In dollars, SD&A increased $5.8 million compared to the prior year quarter. Acquisitions added $6.0 million of SD&A in the current quarter which includes $1.1 million in new intangibles amortization expense.
Interest expense, net for the current quarter increased $0.4 million from the same period in the prior year. Borrowings to fund the acquisition of FPR increased interest expense by $0.3 million in the current quarter. Lower cash balances and lower effective interest rates contributed to a reduction in interest income of $0.7 million for the quarter. In addition, in the prior year quarter, we had interest expense of $0.8 million associated with $50.0 million unsecured term notes which were paid off in December 2007.
Other expense, net for the quarter ended September 30, 2008 increased $0.6 million largely due to declines in market values in investments held by non-qualified deferred compensation trusts.
The income tax rate was 37.2% for the quarter ended September 30, 2008 compared to 36.8% for the quarter ended September 30, 2007. The higher tax rate relates primarily to higher effective state tax rates and less tax exempt interest income during the quarter, partially offset by lower effective rates in foreign jurisdictions.
As a result of the above factors, net income decreased $1.9 million or 7.9% compared to the prior year quarter. Earnings per share were $0.52 per share for the quarter ended September 30, 2008, compared to $0.56 in the prior year quarter.
Liquidity and Capital Resources
Cash provided by operating activities for the three months ended September 30, 2008 was $48.9 million. This compares to approximately $28.9 million provided by operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables and managing the timing of payments to suppliers. The improvement in cash flow from operations primarily resulted from the following: (1) standard inventory replenishments made nearer to quarter end than normal which temporarily increased accounts payable at September 30, 2008, (2) improved timing on collections of supplier purchasing incentives, and (3) improved collection of accounts receivable.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cash used in investing activities during the current year of $168.5 million included $166.0 million paid to acquire FPR in August 2008. Capital expenditures accounted for an additional $1.7 million, which is consistent with the first quarter of fiscal 2008.
Cash provided by financing activities was $77.1 million. In the prior year, financing activities utilized $4.3 million of cash. In the current quarter, we borrowed a net $83.0 million associated with the acquisition of FPR. This was partially offset by payment of $6.3 million in dividends. We did not repurchase any treasury shares in the first quarter of fiscal 2009 or 2008.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had $83.0 million of borrowings outstanding under this facility at September 30, 2008. The average weighted interest rate on the outstanding balance was 3.78% at September 30, 2008. We entered into a two year interest rate swap agreement to effectively convert $50.0 million of the outstanding balance to a fixed rate. This portion of the debt was classified as long-term as it is our intention to maintain this balance in conjunction with the interest rate swap, utilizing the one-month LIBOR borrowing option. At September 30, 2008, unused lines under this facility, net of outstanding letters of credit, total $61.9 million and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Insurance Company that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement expires in March 2010. At September 30, 2008, there were no outstanding borrowings under this agreement.
Debt classified as long-term includes $50.0 million borrowed under our revolving credit facility which we intend to maintain outstanding until expiration of a related interest rate swap agreement in September 2010. The remaining $25.0 million of long-term debt matures in November 2010.
The Board of Directors has authorized the purchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire shares of common stock in the quarter ended September 30, 2008. At quarter-end, the Company had remaining authorization to repurchase 1,065,100 additional shares.
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “intention”, “expected,” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of customers and the economic factors that affect them; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; changes in the prices for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; competitive pressures; the cost of products and energy and other operating costs; disruption of our information systems; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including more volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; risks related to legal proceedings to which we are a party; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our financial statements; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of god, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discussed certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2008.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate and foreign currency exchange risks.
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. At September 30, 2008, the Company had $83.0 million outstanding in variable rate borrowings under its committed revolving credit agreement. In conjunction with this facility, on September 19, 2008, the Company entered into a two year agreement for a $50.0 million fixed interest rate swap to effectively convert a portion of this variable rate debt to fixed rate debt. The impact of a 1% change in the interest rate on the remaining $33.0 million of outstanding variable rate debt is not material to our operations, financial position or cash flows.
The Company also has $25.0 million of outstanding long-term debt at fixed interest rates at September 30, 2008 which is scheduled for repayment in November 2010.
The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not hedged, as our Mexican activity is not material. For the three months ended September 30, 2008, a uniform 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.3 million decrease in net income. A uniform 10% weakening of the U.S. dollar would have resulted in a $0.3 million increase in net income.

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
During the first quarter of fiscal 2009, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The internal controls of the companies acquired during the quarter have not yet been evaluated by the Company.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
The Company is a party to pending legal proceedings with respect to various product liability and other matters. Although it is not possible to predict the outcome of these proceedings or the range of possible loss, the Company believes, based on circumstances currently known, that the likelihood is remote that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
ITEM 1A. Risk Factors.
On August 29, 2008, the Company acquired substantially all of the assets of Fluid Power Resource, LLC and seven of its fluid power distribution businesses (together, “FPR”) for a purchase price of $166 million in cash. The acquisition is the largest in the Company’s history ranked by purchase price. The price was funded with existing cash balances of $62 million and financing through established credit facilities of $104 million.
In addition to the risk factors identified in our Form 10-K for the year ended June 30, 2008, investors should carefully consider the risk factors specially posed by the FPR acquisition that could materially affect our business, financial condition, or results of operations. Included among these factors are the following:
•	The scale of FPR, which in calendar 2007 generated sales of $244 million, creates unusual risks for us with respect to integrating the acquired businesses with our other operations.

•	The incurrence of debt to fund the purchase significantly changes our capital structure.

•	We may not realize the acquisition’s anticipated benefits, either as to amount or in the time frame we expect.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended September 30, 2008 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1)(2)
July 1, 2008 to July 31, 2008	-0-	-0-	-0-	1,065,100
August 1, 2008 to August 31, 2008	-0-	-0-	-0-	1,065,100
September 1, 2008 to September 30, 2008	-0-	-0-	-0-	1,065,100

Total	-0-	-0-	-0-	1,065,100

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter the Company purchased 286 shares in connection with the vesting of stock awards. These purchases are not counted within the aforementioned Board authorization.
ITEM 6. Exhibits.

Exhibit No.	Description

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

4.1
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

4.7
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

10.1	Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2008 revision).

10.2	Management Incentive Plan General Terms (September 2008 revision).

10.3	Performance Grant Terms and Conditions (September 2008 revision).

10.4
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: November 7, 2008	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: November 7, 2008	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

10.1	Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2008 revision).	Attached

10.2	Management Incentive Plan General Terms (September 2008 revision).	Attached

10.3	Performance Grant Terms and Conditions (September 2008 revision).	Attached

EXHIBIT NO.	DESCRIPTION

10.4
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