Form 10-Q
period 2008-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2009-02-09
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares of common stock outstanding on	January 15, 2009	42,210,683

(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX

Page
No.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Statements of Consolidated Income — Three and Six Months Ended December 31, 2008 and 2007	2

Condensed Consolidated Balance Sheets — December 31, 2008 and June 30, 2008	3

Condensed Statements of Consolidated Cash Flows — Six Months Ended December 31, 2008 and 2007	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3: Quantitative and Qualitative Disclosures About Market Risk	24

Item 4: Controls and Procedures	25

Part II: OTHER INFORMATION

Item 1: Legal Proceedings	26

Item 1A: Risk Factors	26

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4: Submission of Matters to a Vote of Security Holders	28

Item 6: Exhibits	28

Signatures	31

Exhibit Index

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 15
Exhibit 31
Exhibit 32

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net Sales	$502,412	$511,008	$1,046,318	$1,029,555
Cost of Sales	366,943	371,517	764,791	748,008

	135,469	139,491	281,527	281,547

Selling, Distribution and Administrative, including depreciation	106,662	102,223	215,345	205,063

Operating Income	28,807	37,268	66,182	76,484
Interest Expense, net	1,302	1	1,987	275
Other Expense, net	2,225	161	3,040	391

Income Before Income Taxes	25,280	37,106	61,155	75,818
Income Tax Expense	9,086	14,139	22,425	28,394

Net Income	$16,194	$22,967	$38,730	$47,424

Net Income Per Share — Basic	$0.38	$0.53	$0.92	$1.10

Net Income Per Share — Diluted	$0.38	$0.52	$0.90	$1.08

Cash dividends per common share	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding for basic computation	42,316	43,143	42,316	43,163

Dilutive effect of common stock equivalents	482	806	557	832

Weighted average common shares outstanding for diluted computation	42,798	43,949	42,873	43,995

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31,	June 30,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$46,620	$101,830
Accounts receivable, less allowances of $6,431 and $6,119	221,727	245,119
Inventories	265,659	210,723
Other current assets	40,867	48,525

Total current assets	574,873	606,197
Property, less accumulated depreciation of $126,193 and $124,946	66,295	64,997
Intangibles, net	101,653	19,164
Goodwill	98,634	64,685
Other assets	46,273	43,728

TOTAL ASSETS	$887,728	$798,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$106,386	$109,822
Short-term debt	61,000
Compensation and related benefits	39,619	56,172
Other accrued liabilities	33,099	31,017

Total current liabilities	240,104	197,011
Long-term debt	75,000	25,000
Postemployment benefits	39,411	37,746
Other liabilities	28,313	36,939

TOTAL LIABILITIES	382,828	296,696

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	135,916	133,078
Income retained for use in the business	569,723	543,692
Treasury shares — at cost (11,944 and 11,923 shares)	(191,517)	(190,944)
Accumulated other comprehensive (loss) income	(19,222)	6,249

TOTAL SHAREHOLDERS’ EQUITY	504,900	502,075

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$887,728	$798,771

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$38,730	$47,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,273	6,079
Amortization of intangibles	4,135	691
Share-based compensation	2,744	1,846
Gain on sale of property	(209)	(1,095)
Treasury shares contributed to employee benefit and deferred compensation plans	263	541
Changes in operating assets and liabilities, net of acquisitions	(20,886)	(5,233)
Other, net	1,418	438

Net Cash provided by Operating Activities	32,468	50,691

Cash Flows from Investing Activities
Property purchases	(4,265)	(3,749)
Proceeds from property sales	323	1,613
Net cash paid for acquisition of businesses, net of cash acquired	(172,019)	(9,674)
Other		(78)

Net Cash used in Investing Activities	(175,961)	(11,888)

Cash Flows from Financing Activities
Net short-term borrowings under revolving credit facility	61,000
Borrowings under revolving credit facility classified as long-term	50,000
Long-term debt repayments		(50,000)
Purchases of treasury shares	(1,210)	(21,019)
Dividends paid	(12,699)	(12,978)
Excess tax benefits from share-based compensation	261	2,608
Exercise of stock options	241	1,099

Net Cash provided by (used in) Financing Activities	97,593	(80,290)

Effect of Exchange Rate Changes on Cash	(9,310)	1,817

Decrease in cash and cash equivalents	(55,210)	(39,670)
Cash and cash equivalents at beginning of period	101,830	119,665

Cash and Cash Equivalents at End of Period	$46,620	$79,995

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2008, and the results of operations and cash flows for the three and six month periods ended December 31, 2008 and 2007, have been included. The condensed consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

See footnote 7 regarding recent acquisitions and related pro forma results effecting comparability.

Operating results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2009.

Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year, based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

2.	ACCOUNTING POLICIES

Impairment of Goodwill

The Company performs tests of impairment on goodwill annually as of January 1 or whenever conditions would indicate an evaluation should be completed. These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit. The Company primarily utilizes discounted cash flow models and market multiples for comparable businesses to determine fair value used in the impairment evaluation. Evaluating for impairment requires significant judgment by management, including estimated future operating results, estimated future cash flows, the long-term rate of growth of our business, and determination of an appropriate discount rate. While Applied uses available information to prepare the estimates and evaluations, actual results could differ significantly. For example, a worsening of economic conditions beyond those assumed in an impairment analysis could impact the estimates of future growth and result in an impairment charge in a future period. Any resulting impairment charge could have a material adverse impact on the Company’s financial condition and results of operations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
As of December 31, 2008, Applied had $98.6 million of goodwill ($60.4 million in the service center based distribution segment and $38.2 million in the fluid power businesses segment) representing the costs of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Given the current economic environment, management performed a goodwill impairment analysis as of December 31, 2008. Based upon current estimates of fair value, management believes these assets were not impaired as of December 31, 2008.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”, which replaces SFAS 141. SFAS 141(R) requires most assets acquired and liabilities assumed in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for business combinations entered into after July 1, 2009.

On December 30, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This amends SFAS 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, FSP FAS 132(R)-1 requires additional detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.

Antidilutive Common Stock Equivalents

During the periods presented, the following common stock equivalents were outstanding but excluded from the diluted earnings per share computation as their effect was antidilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Weighted average antidilutive common stock equivalents	1,122	209	852	197

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
3.	SEGMENT INFORMATION

The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales between the Service Center Based Distribution segment and the Fluid Power Businesses segment have been eliminated. As discussed in footnote 7, “Business Combinations”, on August 29, 2008, Applied acquired Fluid Power Resource LLC, which is included in the Fluid Power Businesses segment.

Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Three Months Ended December 31, 2008
Net sales	$406,729	$95,683	$502,412
Operating income	19,497	6,713	26,210
Depreciation	2,679	578	3,257
Capital expenditures	2,244	344	2,588

Three Months Ended December 31, 2007
Net sales	$459,492	$51,516	$511,008
Operating income	28,879	3,541	32,420
Depreciation	2,689	332	3,021
Capital expenditures	1,993	100	2,093
Reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	December 31,
	2008	2007

Operating income for reportable segments	$26,210	$32,420
Adjustments for:
Amortization of intangibles	(2,734)	(353)
Corporate and other income, net (a)	5,331	5,201

Total operating income	28,807	37,268
Interest expense, net	1,302	1
Other expense, net	2,225	161

Income before income taxes	$25,280	$37,106

(a)	The change in corporate and other income, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include charges for working capital and logistics support.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Six Months Ended December 31, 2008
Net sales	$877,026	$169,292	$1,046,318
Operating income	49,129	12,803	61,932
Assets used in business	637,265	250,463	887,728
Depreciation	5,441	832	6,273
Capital expenditures	3,310	955	4,265

Six Months Ended December 31, 2007
Net sales	$925,080	$104,475	$1,029,555
Operating income	60,213	7,566	67,779
Assets used in business	665,725	78,542	744,267
Depreciation	5,416	663	6,079
Capital expenditures	3,492	257	3,749

	Six Months Ended
	December 31,
	2008	2007

Operating income for reportable segments	$61,932	$67,779
Adjustments for:
Amortization of intangibles	(4,135)	(691)
Corporate and other income, net (a)	8,385	9,396

Total operating income	66,182	76,484
Interest expense, net	1,987	275
Other expense, net	3,040	391

Income before income taxes	$61,155	$75,818

(a)	The change in corporate and other income, net is due to various changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include charges for working capital and logistics support.
Net sales by geographic location are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Geographic Location:
United States	$435,237	$448,294	$906,162	$905,937
Canada	53,066	57,327	110,584	111,705
Mexico	14,109	5,387	29,572	11,913

Total	$502,412	$511,008	$1,046,318	$1,029,555

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:

	Three Months Ended
	December 31,
	2008	2007
Net income	$16,194	$22,967
Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges, net of income tax of $(917) and $687	(1,520)	1,068
Foreign currency translation adjustment, net of income tax of $(1,556) and $575	(18,542)	3,676
Unrealized loss on investment securities available for sale, net of income tax of $(68) and $(3)	(115)	(5)

Total comprehensive (loss) income	$(3,983)	$27,706

	Six Months Ended
	December 31,
	2008	2007
Net income	$38,730	$47,424
Other comprehensive income (loss):
Unrealized (loss) gain on cash flow hedges, net of income tax of $(1,071) and $55	(1,749)	85
Foreign currency translation adjustment, net of income tax of $(2,300) and $765	(23,482)	4,164
Unrealized loss on investment securities available for sale, net of income tax of $(145) and $(17)	(240)	(27)

Total comprehensive income	$13,259	$51,646

5.	BENEFIT PLANS

The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Other Benefits
Three Months Ended December 31,	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$535	$523	$10	$18
Interest cost	625	603	57	67
Expected return on plan assets	(109)	(117)
Recognized net actuarial loss (gain)	228	240	(31)	(28)
Amortization of prior service cost	172	159	30	30

Net periodic pension cost	$1,451	$1,408	$66	$87

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Pension Benefits		Other Benefits
Six Months Ended December 31,	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$1,069	$1,045	$21	$35
Interest cost	1,250	1,206	114	134
Expected return on plan assets	(218)	(233)
Recognized net actuarial loss (gain)	456	481	(63)	(55)
Amortization of prior service cost	344	318	59	59

Net periodic pension cost	$2,901	$2,817	$131	$173

The Company contributed $1,212 to its pension benefit plans and $30 to its other benefit plans in the six months ended December 31, 2008. Expected contributions for the full fiscal year are $3,000 for the pension benefit plans and $200 for other benefit plans.

6.	FAIR VALUE MEASUREMENTS

In the first quarter of fiscal 2009, Applied adopted the required provisions of SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply under other accounting pronouncements that require or permit fair value measurements; it does not expand the use of fair value in any new circumstances. This statement defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 classifies the inputs to measure fair value into three tiers. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The adoption of SFAS 157 had no effect on Applied’s consolidated financial position or results of operations.

In February, 2008, the FASB finalized FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”. This Staff Position delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for Applied for items within the scope of this FASB Staff Position is July 1, 2009.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at December 31, 2008
		Quoted Prices
		in Active		Significant
	Total	Markets for		Other		Significant
	Recorded	Identical		Observable		Unobservable
	Value at	Instruments		Inputs		Inputs
	December 31, 2008	Level 1		Level 2		Level 3

Assets:
Marketable securities	$8,424	$8,424	(a)

Liabilities:
Cross currency swaps	$7,010			$7,010	(b)
Interest rate swap	1,723			1,723	(b)

Total Liabilities	$8,733			$8,733

(a)	Primarily comprised of equity and fixed income securities for a non-qualified deferred compensation plan held in a rabbi trust, the amounts of which are included in other assets on the condensed consolidated balance sheet. Valued using quoted market prices multiplied by the number of shares owned.

(b)	Fair values are derived using foreign currency exchange rates and inputs readily available in the public swap markets for similarly termed instruments and then making adjustments for terms specific to these instruments. Since the inputs used to value these instruments are observable and the counterparty is credit worthy, the Company has classified them as level 2 inputs. This liability is included in other liabilities on the condensed consolidated balance sheet.
7.	BUSINESS COMBINATIONS

On August 29, 2008, Applied completed the acquisition of certain of the assets of Fluid Power Resource, LLC and the following fluid power distribution businesses: Bay Advanced Technologies, Carolina Fluid Components, DTS Fluid Power, Fluid Tech, Hughes HiTech, Hydro Air, and Power Systems (collectively “FPR”). The results of FPR’s operations have been included in the consolidated financial statements since that date. Applied acquired certain of the assets and assumed certain specified liabilities of FPR for an aggregate cash purchase price of $166,000 (originally funded with existing cash balances and $104,000 of borrowings through the Company’s committed revolving credit facility).

The acquired businesses included 19 locations and are part of the Fluid Power Businesses segment whose base business is distributing fluid power components, assembling fluid power systems, performing equipment repair, and offering technical advice to customers. This acquisition increased the Company’s capabilities in the following areas: fluid power system integration; manifold design, machining, and assembly; and the integration of hydraulics with electronics.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The purchase price allocation is preliminary pending the finalization of asset valuations. The excess of the purchase price over the estimated fair values is assigned to goodwill and is expected to be deductible for tax purposes. Adjustments to goodwill and initial asset valuations were recorded in the second quarter of fiscal 2009 to reflect updated asset valuation information. The following table summarizes the current estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$100
Accounts receivable	26,500
Inventories	27,100
Other current assets	300
Property, plant and equipment	5,000
Intangibles	86,000
Goodwill	35,600
Other assets	200

Total assets acquired	180,800
Accounts payable	10,600
Other accrued liabilities	3,200

Net assets acquired	$167,000

Purchase price	$166,000
Direct acquisition costs	1,000

Cost of company acquired	$167,000

Total intangible assets have a weighted-average useful life of 17 years and include customer relationships of $51,900 (19-year weighted-average useful life), vendor relationships of $9,600 (15-year weighted-average useful life), trade names of $22,000 (15-year weighted-average useful life) and non-competition agreements of $2,500 (5-year weighted-average useful life).
The table below presents summarized pro forma results of operations as if the acquisition had been effective at the beginning of the three month and six month periods ended December 31, 2008 and 2007, respectively. No pro forma results are presented for the three months ended December 31, 2008 as the results of the acquired company are included in the actual three month results.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2007	2008	2007
Net sales	$572,609	$1,086,052	$1,150,430
Income before income tax	38,647	61,698	77,478
Net earnings	23,921	39,071	48,453
Net earnings per common share — diluted	$0.54	$0.91	$1.10
On December 5, 2008, the Company acquired certain assets of Cincinnati Transmission Company, an industrial distributor, for $5,535 (of which $4,700 was paid during the quarter). The purchase price allocation is preliminary pending the finalization of asset valuations. Tangible assets acquired are estimated at $645 and intangibles, including goodwill, are estimated at $4,890 as of December 31, 2008.

8.	DEBT AND RISK MANAGEMENT ACTIVITIES

As of December 31, 2008, the Company has $111,000 outstanding on its committed revolving credit facility, of which $61,000 is classified as current and $50,000 is classified as long-term. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or federal funds at the Company’s discretion. At December 31, 2008, the weighted average interest rate for the outstanding borrowings under this agreement along with the interest rate swap agreement was 2.16%. It is our intention to maintain a balance of at least $50,000 outstanding for two years (beginning September 19, 2008) per the terms of the interest rate swap agreement described below, utilizing the one-month LIBOR borrowing option.

Effective September 19, 2008, the Company entered into a two year agreement for a $50,000 fixed interest rate swap to convert $50,000 of its variable rate debt to fixed rate debt. This instrument has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in interest payments attributable to changes in the benchmark one-month LIBOR interest rates. For the six months ended December 31, 2008, there was no ineffectiveness of this interest rate swap contract. The derivative liability recorded in other liabilities on the condensed consolidated balance sheet was $1,723 at December 31, 2008 with a corresponding amount included in other comprehensive income, net of deferred income taxes for the period ended December 31, 2008.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
9.	OTHER EXPENSE, NET

Other expense, net, consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Unrealized loss (gain) on deferred compensation trusts	$1,404	$(3)	$2,420	$(355)
Foreign currency transaction losses	1,592	67	1,627	95
Unrealized (gain) loss on cross-currency swap	(884)	(37)	(1,218)	457
Other, net	113	134	211	194

Total Other Expense, net	$2,225	$161	$3,040	$391

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2008 and 2007, and of consolidated cash flows for the six-month periods ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries as of June 30, 2008, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche, LLP
Cleveland, Ohio
February 6, 2009

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Applied Industrial Technologies (“Applied”, the “Company”, “We”, or “Our”) is an industrial distributor that offers parts critical to the operations of maintenance repair operations and original equipment manufacturing customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power shop, mechanical and fabricated rubber services. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2009, business was conducted in the United States, Canada, Mexico and Puerto Rico from 474 facilities.
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
Overview
On August 29, 2008, Applied completed the acquisition of certain of the assets of Fluid Power Resource, LLC, (“FPR”); the results of FPR’s operations have been included in the condensed consolidated financial statements since that date.
Consolidated net sales for the quarter ended December 31, 2008 decreased $8.6 million or 1.7% compared to the prior year quarter as declines in same-store business were only partially offset by net sales from businesses acquired. Operating income declined to 5.7% from 7.3% and net income decreased $6.8 million or 29.5% compared to the prior year quarter. Shareholders’ equity was $504.9 million. The current ratio moved to 2.4-to-one from 3.1-to-one at June 30, 2008, primarily reflecting the impact of the FPR acquisition.
Applied monitors the Purchasing Managers Index (PMI) published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter, the PMI and MCU both declined. Historically our performance generally tracks to these key indicators. When these indicators are increasing, our sales performance has generally lagged them by up to 6 months. We believe when these indicators are decreasing, our performance more closely conforms to the downturns without much of a lag. Over the last three quarters we have experienced sales declines, as these indices have seen declines. For instance, our U.S. service center same-store sales have declined and the rate of decline has increased during this time period. U.S. service center same-store sales for each of the last three quarters compared to the prior year quarters were down as follows: for the June quarter 2%, for the September quarter 3% and for the December quarter 13%. The PMI and MCU indices indicate some further softening of sales can be expected. In the current quarter, the National Bureau of Economic Research declared the economy has been in a recession since December 2007. The effects of this recession are being felt by the industries we serve.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The number of Company associates was 5,203 at December 31, 2008, 4,831 at June 30, 2008, and 4,661 at December 31, 2007. Our operating facilities totaled 474 at December 31, 2008, 459 as of June 30, 2008, and 452 at December 31, 2007. Reflected in both the associate and facility counts from their respective acquisition dates are the impact of our acquisitions.
Results of Operations
Three Months Ended December 31, 2008 and 2007
During the quarter ended December 31, 2008, net sales decreased $8.6 million or 1.7% compared to the prior year, reflecting decreased net sales in same-store business which were partially offset by net sales attributed to acquisitions. Net sales from companies acquired since the prior year quarter accounted for increases of $53.3 million. The number of selling days for both of the quarters ended December 31, 2008 and 2007 were 62 days.
Net sales from our Service Center Based Distribution segment decreased $52.8 million or 11.5% during the quarter ended December 31, 2008 from the same period in the prior year. Net sales from businesses acquired since the prior year period contributed $5.5 million, while our same-store business saw a net decline of $58.3 million.
Within the Service Center Based Distribution segment, net sales for our U.S. based service centers experienced a same-store sales decline of $55.6 million or 13.4%. The Canadian service center net sales in local currency increased by 5.8%, however, unfavorable foreign currency translation to U.S. dollars drove net sales down by $5.7 million to an overall decrease of $3.4 million compared to the prior year quarter. Our Mexican service center locations experienced a net sales increase of $6.2 million of which approximately 90% is attributable to acquisitions.
Net sales from our Fluid Power Businesses increased $44.2 million or 85.7% during the quarter from the same period in the prior year. Our recent acquisitions added $47.7 million while our same-store business declined $3.5 million. Unfavorable foreign currency translation of the Canadian fluid power businesses accounted for $2.7 million of this decline which saw a 10.7% increase in local currency. Our net same-store sales at U.S. fluid power locations declined 7.9%.
During the quarter ended December 31, 2008, industrial products and fluid power products accounted for 72.1% and 27.9%, respectively, of net sales as compared to 80.6% and 19.4%, respectively, for the same period in the prior year. Acquisitions since the prior year period have concentrated primarily in our fluid power businesses segment, accounting for a majority of the shift in product mix.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
From a geographical perspective, net sales from our U.S. operations were down $13.1 million or 2.9% during the quarter ended December 31, 2008 from the same period in the prior year. While acquisitions added $45.6 million to net sales, they were unable to offset declines in the same-store U.S. business. Net sales from our Canadian operations decreased $4.3 million or 7.4%. Unfavorable foreign currency fluctuations drove net sales down $8.4 million, offsetting the net sales increase of 7.3% in local currency. Net sales from our Mexican operations increased $8.7 million; primarily due to sales from businesses acquired since the prior year period.
Our gross profit margin decreased to 27.0% compared to the prior year’s 27.3%. This decline is primarily related to lower purchasing volume which led to lower supplier purchasing incentives. Additionally, we continue to experience gross profit margin pressures reflecting the on-going challenges of passing on supplier price increases to our large contractual customers as well as the price competitiveness in the market place.
Selling, distribution and administrative expense (“SD&A”) was 21.2% of net sales in the quarter ended December 31, 2008 compared to 20.0% in the prior year quarter. In dollars, SD&A increased $4.4 million compared to the prior year quarter. Acquisitions added $13.7 million of SD&A in the current quarter which includes $2.4 million in new intangibles amortization expense. Associate compensation and benefits including amounts tied to financial performance were approximately $12.0 million lower in the current quarter as compared to the prior year quarter, while wages and benefits including healthcare costs rose approximately $6.0 million. Favorable foreign currency translation and reduced discretionary spending account for the majority of the remaining decrease.
Interest expense, net for the current quarter increased $1.3 million from the same period in the prior year. Lower invested cash balances and lower interest rates contributed to a reduction in interest income of $1.1 million for the quarter. Interest expense increased slightly from the prior year quarter due to higher average borrowings.
Other expense, net for the quarter ended December 31, 2008 increased $2.1 million. Expenses of $1.4 million due to declines in market values of investments held by non-qualified deferred compensation trusts and $1.6 million representing losses on foreign currency transactions were partially offset by a $0.9 million unrealized gain on the cross-currency swap.
The effective income tax rate was 35.9% for the quarter ended December 31, 2008 compared to 38.1% for the quarter ended December 31, 2007. The lower effective tax rate relates primarily to lower effective rates in foreign jurisdictions.
As a result of the above factors, net income decreased $6.8 million or 29.5% compared to the prior year quarter. Earnings per share were $0.38 per share for the quarter ended December 31, 2008, compared to $0.52 in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Six Months Ended December 31, 2008 and 2007
During the six months ended December 31, 2008, net sales increased $16.8 million or 1.6% compared to the prior year, reflecting increased net sales in our Fluid Power Businesses segment largely offset by declines in our Service Center Based Distribution segment. Net sales from companies acquired since the prior year six month period increased net sales by $79.8 million. The number of selling days for the six months ended December 31, 2008 and 2007 were 126 and 125 days, respectively.
Net sales from our Service Center Based Distribution segment decreased $48.1 million or 5.2% during the six months ended December 31, 2008 from the same period in the prior year. Net sales increases from businesses acquired since the prior year period contributed $11.4 million while our same-store business saw a $59.5 million decline.
Within the Service Center Based Distribution segment, net sales for our U.S. based service centers experienced a same-store sales decline of 7.9%. The Canadian service center business experienced a decline of 1.1%. Unfavorable foreign currency exchange rates drove net sales down $4.5 million, offsetting a 4.7% increase in local currency. Our Mexican service centers experienced a $12.5 million increase, largely driven by the impact of an acquisition.
Net sales from our Fluid Power Businesses increased $64.8 million or 62.0% during the six months ended December 31, 2008. The U.S. and Mexican Fluid Power acquisitions added $68.4 million. On a year-to-date basis, unfavorable foreign currency translation of the Canadian fluid power businesses offset net sales increases in local currency of 5.6%. Our same-store U.S. fluid power locations had slightly lower net sales compared to prior year-to-date.
During the six months ended December 31, 2008, industrial products and fluid power products accounted for 74.8% and 25.2%, respectively, of net sales as compared to 80.5% and 19.5%, respectively, for the same period in the prior year. Acquisitions since the prior year period have concentrated primarily in the fluid power businesses segment accounting for the majority of the shift in product mix.
From a geographical perspective, overall net sales from our U.S. operations were comparable to the same period in the prior year. The $63.6 million of net sales from our acquisitions offset the decline in the same-store U.S. business. Net sales from our Canadian operations increased 4.9% in local currency, however, due to the impact of unfavorable foreign currency exchange rates, reported an overall net sales decline of 1.0%. Net sales from our Mexico operations increased $17.7 million which can be primarily attributed to acquisitions.
Our gross profit margin decreased to 26.9% compared to the prior year’s 27.3%. This decline is primarily related to lower purchasing volume which led to lower supplier purchasing incentives. We continue to experience gross profit margin pressures reflecting the on-going challenges of passing on supplier price increases to our large contractual customers as well as the price competitiveness in the market place.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SD&A was 20.6% of net sales in the six months ended December 31, 2008 compared to 19.9% in the prior year period. In dollars, SD&A increased $10.3 million compared to the prior year period. Acquisitions added $19.6 million of SD&A in the current period which includes $3.5 million in new intangibles amortization expense. Associate compensation and benefits including amounts tied to financial performance were approximately $16.5 million lower in the current period as compared to the prior year period, while wages and benefits including healthcare costs rose approximately $8.5 million.
Interest expense, net for the current period was up $1.7 million. Lower cash balances and lower interest rates contributed to a reduction in interest income of $1.8 million for the period. Interest expense was nearly flat compared to the same period in the prior year.
Other expense, net for the six months ended December 31, 2008 increased $2.6 million due to a $2.4 million decline in market values of investments held by non-qualified deferred compensation trusts and $1.6 million of losses on foreign currency transactions partially offset by a $1.2 million unrealized gain on the cross-currency swap.
The effective income tax rate was 36.7% for the six months ended December 31, 2008 compared to 37.5% for the six months ended December 31, 2007. The lower effective tax rate relates primarily to lower effective rates in foreign jurisdictions.
As a result of the above factors, net income decreased $8.7 million or 18.3% compared to the same period last year. Earnings per share were $0.90 per share for the six months ended December 31, 2008, compared to $1.08 in the prior year.
Liquidity and Capital Resources
Cash provided by operating activities for the six months ended December 31, 2008 was $32.5 million. This compares to approximately $50.7 million provided by operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables and managing the timing of payments to suppliers. The decline in cash flow from operations primarily resulted from increased inventory investment and lower net income (exclusive of the impact of amortization) of $5.2 million. Partially offsetting these declines were lower accounts receivable due primarily to lower sales volume.
Cash used in investing activities during the current year of $176.0 million included $166.0 million paid to acquire FPR in August 2008 and $4.7 million to acquire Cincinnati Transmission Company in December 2008. Capital expenditures accounted for an additional $4.3 million, which is $0.5 million below the first half of fiscal 2008.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cash provided by financing activities was $97.6 million. In the first half of fiscal 2009, we borrowed a net $111.0 million under our revolving credit facility. Borrowings have been used to fund acquisitions and operations. In the current year, we paid dividends of $12.7 million. Additionally, we repurchased 68,000 shares of treasury stock in the current quarter for $1.2 million. In the prior year, financing activities utilized $80.3 million of cash, primarily reflecting (1) repayment of the $50.0 million senior unsecured term notes, (2) purchases of 710,000 treasury shares for $21.0 million and (3) dividend payments of $13.0 million.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had $111.0 million of borrowings outstanding under this facility at December 31, 2008. The average weighted interest rate on the outstanding balance was 2.2% at December 31, 2008. We entered into a two year interest rate swap agreement to effectively convert $50.0 million of the outstanding balance to a fixed rate from a variable rate. This portion of the debt was classified as long-term as it is our intention to maintain this balance in conjunction with the interest rate swap, utilizing the one-month LIBOR borrowing option. At December 31, 2008, unused lines under this facility, net of outstanding letters of credit, total $33.9 million and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Insurance Company that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement expires in March 2010. At December 31, 2008, there were no outstanding borrowings under this agreement. In the current borrowing environment, funds drawn down under this facility would carry interest rates significantly higher than our current borrowing rates.
Debt classified as long-term includes $50.0 million borrowed under our revolving credit facility as discussed above. The remaining $25.0 million of long-term debt matures in November 2010.
The Board of Directors has authorized the purchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 68,000 shares of common stock in the quarter ended December 31, 2008. At December 31, 2008, the Company had remaining authorization to repurchase 997,100 additional shares.
Management expects to generate positive cash flow from operations over the next two quarters which is expected to be used to pay down short-term borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength, however at rates significantly higher than the Company is currently paying.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “intention”, “estimated”, “expected”, “could be” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of customers and the economic factors that affect them; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; changes in the prices for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; competitive pressures; the cost of products and energy and other operating costs; disruption of our information systems; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including more volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; risks related to legal proceedings to which we are a party; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our financial statements; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of god, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discussed certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2008 and elsewhere in this report.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has evaluated its exposure to various market risk factors, including but not limited to, interest rate and foreign currency exchange risks. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 1% increase in interest rates and a 10% change in foreign currency rates. A summary of our primary market risk exposures follows.
Interest Rate Risk
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. At December 31, 2008, the Company had $111.0 million outstanding in variable rate borrowings under its committed revolving credit agreement. In conjunction with this facility, on September 19, 2008, the Company entered into a two year agreement for a $50.0 million fixed interest rate swap to effectively convert a portion of this variable rate debt to fixed rate debt. The impact of a 1% change in the interest rate on the remaining $61.0 million of outstanding variable rate debt would be an annual increase of $0.6 million in interest expense. In the current borrowing environment, borrowings beyond the amounts available under the revolving credit agreement would carry interest rates significantly higher than our current borrowing rates.
The Company also has $25.0 million of outstanding long-term debt at fixed interest rates at December 31, 2008 which is scheduled for repayment in November 2010.
Foreign Currency Risk
The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of other expense, net. Since we operate internationally and approximately 13.4% of our year-to-date net sales were generated outside the Unites States, foreign currency exchange rates can impact our financial position, results of operations and competitive position.
The Company partially mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican business are not currently hedged.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the six months ended December 31, 2008, we did experience significant foreign currency translation losses, totaling $23.5 million, net of tax, which were included in accumulated other comprehensive (loss) income. The Canadian and Mexican foreign exchange rates to the U.S. dollar dropped by 18.4% and 24.8% respectively since the beginning of the fiscal year. A 10% strengthening from the levels at December 31, 2008 of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.6 million decrease in net income for the six months ended December 31, 2008. A 10% weakening from the levels at December 31, 2008 of the U.S. dollar would have resulted in a $0.6 million increase in net income for the six months ended December 31, 2008.

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
During the second quarter of fiscal 2009, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The internal controls of the companies acquired during the current fiscal year have not yet been evaluated by the Company.

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
ITEM 1A. Risk Factors.
Except as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended June 30, 2008, as supplemented by our quarterly report on Form 10-Q for the quarter ended September 30, 2008. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition or future results. The risks and uncertainties described in this report, our annual report on Form 10-K for the year ended June 30, 2008, and our quarterly report on Form 10-Q for the quarter ended September 30, 2008, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impact our business and operations.
Our customers may be adversely affected by continued negative macroeconomic conditions and tight credit markets.
Current negative macroeconomic conditions have caused many of our customers to reduce their operational activity, which has resulted in lower demand for our products. In addition, continued tight credit markets could limit the ability of our customers to fund their financing requirements, thereby further reducing their purchasing volume with us. Further, the reduction in the availability of credit may increase the risk of customers defaulting on their payment obligations to us. The continuation or occurrence of these events could have a material adverse effect on our business, financial condition, or results of operations.
Our results of operations could be adversely affected by goodwill impairment.
The Company evaluates goodwill for possible impairment as of each January 1 or whenever impairment indicators suggest that an evaluation should be completed. These indicators could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Current deteriorating economic conditions could cause us to conclude that impairment indicators exist and that goodwill is impaired. If we were to determine that impairment has occurred, we would reflect the reduction in value as an expense, reducing earnings in the period in which the impairment is identified and reducing our shareholders’ equity. An impairment loss could have a material adverse effect on our financial condition and results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended December 31, 2008 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1)
October 1, 2008 to October 31, 2008	-0-	-0-	-0-	1,065,100
November 1, 2008 to November 30, 2008	18,000	16.66	18,000	1,047,100
December 1, 2008 to December 31, 2008	50,000	18.21	50,000	997,100
Total	68,000	17.80	68,000	997,100

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

ITEM 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Shareholders held on October 21, 2008, there were 42,326,469 shares of common stock entitled to vote. The shareholders voted on the matters submitted to the meeting as follows:
1.	Election of four persons to be directors of Class III for a term of three years:

	For	Withheld

L. Thomas Hiltz	38,762,891	697,575
John F. Meier	38,861,022	599,443
David L. Pugh	38,641,122	819,343
Peter C. Wallace	39,031,067	429,398
The terms of the Class I directors, including Thomas A. Commes, Peter A. Dorsman, J. Michael Moore, Dr. Jerry Sue Thornton, and the Class II directors, including William G. Bares, Edith Kelly-Green and Stephen E. Yates, continued after the meeting.

2.	Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending June 30, 2009.

For	Withheld	Abstain

38,489,731	810,818	159,917
ITEM 6. Exhibits.

Exhibit No.	Description

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

Exhibit No.	Description

4.2	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4.3	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4.4	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4.5	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4.6	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

4.7	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4.8	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

10.1	Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms).

10.2	Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms).

10.3	Deferred Compensation Plan (Post-2004 Terms).

10.4	Section 409A Amendment to the 1997 Long-Term Performance Plan (as amended April 18, 2007).

10.5	Section 409A Amendment to the 2007 Long-Term Performance Plan.

10.6	Supplemental Defined Contribution Plan (Post-2004 Terms).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: February 6, 2009	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: February 6, 2009	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2008

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4.3	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION

4.4	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company an Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4.5	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4.6	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4.7	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4.8	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

10.1	Supplemental Executive Retirements Benefits Plan (Restated Post-2004 Terms).	Attached

10.2	Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms).	Attached

10.3	Deferred Compensation Plan (Post-2004 Terms).	Attached

EXHIBIT NO.	DESCRIPTION

10.4	Section 409A Amendment to the 1997 Long-Term Performance Plan (as Amended April 18, 2007).	Attached

10.5	Section 409A Amendment to the 2007 Long-Term Performance Plan.	Attached

10.6	Supplemental Defined Contribution Plan (Post-2004 Terms).	Attached

15	Independent Registered Public Accounting Firm’s Awareness Letter.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached