Form 10-Q
period 2009-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2009-05-08
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2009
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares of common stock outstanding on April 15, 2009	42,254,422
(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Sales	$451,647	$530,156	$1,497,965	$1,559,711
Cost of Sales	329,401	385,656	1,094,192	1,133,664

	122,246	144,500	403,773	426,047
Selling, Distribution and Administrative, including depreciation	101,227	106,815	316,572	311,878

Operating Income	21,019	37,685	87,201	114,169
Interest Expense, net	1,183	241	3,170	516
Other Expense, net	83	162	3,123	553

Income Before Income Taxes	19,753	37,282	80,908	113,100
Income Tax Expense	8,193	13,687	30,618	42,081

Net Income	$11,560	$23,595	$50,290	$71,019

Net Income Per Share — Basic	$0.27	$0.55	$1.19	$1.65

Net Income Per Share — Diluted	$0.27	$0.55	$1.17	$1.62

Cash dividends per common share	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding for basic computation	42,244	42,558	42,292	42,963

Dilutive effect of common stock equivalents	418	701	508	788

Weighted average common shares outstanding for diluted computation	42,662	43,259	42,800	43,751

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48,216	$101,830
Accounts receivable, less allowances of $6,956 and $6,119	209,193	245,119
Inventories	249,217	210,723
Other current assets	33,835	48,525

Total current assets	540,461	606,197
Property, less accumulated depreciation of $126,935 and $124,946	63,594	64,997
Intangibles, net	97,002	19,164
Goodwill	96,878	64,685
Other assets	49,912	43,728

TOTAL ASSETS	$847,847	$798,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,831	$109,822
Short-term debt	50,000
Compensation and related benefits	39,711	56,172
Other accrued liabilities	34,075	31,017

Total current liabilities	201,617	197,011
Long-term debt	75,000	25,000
Postemployment benefits	40,694	37,746
Other liabilities	25,218	36,939

TOTAL LIABILITIES	342,529	296,696

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	136,200	133,078
Income retained for use in the business	574,945	543,692
Treasury shares — at cost (11,959 and 11,923 shares)	(191,935)	(190,944)
Accumulated other comprehensive (loss) income	(23,892)	6,249

TOTAL SHAREHOLDERS’ EQUITY	505,318	502,075

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$847,847	$798,771

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$50,290	$71,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,622	9,081
Amortization of intangibles	6,952	1,127
Share-based compensation	3,582	2,722
Gain on sale of property	(215)	(1,192)
Treasury shares contributed to employee benefit and deferred compensation plans	336	683
Changes in operating assets and liabilities, net of acquisitions	(14,864)	(22,117)
Other, net	(1,204)	627

Net Cash provided by Operating Activities	54,499	61,950

Cash Flows from Investing Activities
Property purchases	(5,377)	(6,108)
Proceeds from property sales	416	1,881
Net cash paid for acquisition of businesses, net of cash acquired	(172,170)	(11,128)
Other		(78)

Net Cash used in Investing Activities	(177,131)	(15,433)

Cash Flows from Financing Activities
Net short-term borrowings under revolving credit facility	50,000
Borrowings under revolving credit facility classified as long-term	50,000
Long-term debt repayments		(50,000)
Purchases of treasury shares	(1,210)	(33,224)
Dividends paid	(19,037)	(19,382)
Excess tax benefits from share-based compensation	308	3,153
Exercise of stock options	269	1,458
Other	(1,119)

Net Cash provided by (used in) Financing Activities	79,211	(97,995)

Effect of Exchange Rate Changes on Cash	(10,193)	2,393

Decrease in cash and cash equivalents	(53,614)	(49,085)
Cash and cash equivalents at beginning of period	101,830	119,665

Cash and Cash Equivalents at End of Period	$48,216	$70,580

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2009, and the results of operations and cash flows for the three and nine month periods ended March 31, 2009 and 2008, have been included. The condensed consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.

See Note 7, “Business Combinations”, regarding recent acquisitions and related pro forma results effecting comparability.

Operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2009.

Cost of sales for interim financial statements are computed using estimated gross profit percentages, which are adjusted throughout the year, based upon available information. Adjustments to actual cost are made based on periodic physical inventories and the effect of year-end inventory quantities on LIFO costs.

2.	ACCOUNTING POLICIES

Income Taxes

No provision had been made for income taxes on undistributed earnings of non-U.S. subsidiaries at June 30, 2008, since it was the Company’s intention to indefinitely reinvest undistributed earnings of its foreign subsidiaries. During the quarter we recorded net U.S. income tax expense of $0.5 million on $31.3 million in undistributed earnings no longer considered permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested. Determination of the net amount of unrecognized taxes with respect to these earnings is not practicable; however, the Company believes foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.

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

Antidilutive Common Stock Equivalents

During the periods presented, the following common stock equivalents were outstanding but excluded from the diluted earnings per share computation as their effect was antidilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Weighted average number of shares of antidilutive common stock equivalents	1,242	242	1,098	229

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
3.	SEGMENT INFORMATION

The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales between the Service Center Based Distribution segment and the Fluid Power Businesses segment have been eliminated. As discussed in Note 7, “Business Combinations”, on August 29, 2008, Applied acquired Fluid Power Resource LLC, which is included in the Fluid Power Businesses segment.

Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Three Months Ended March 31, 2009
Net sales	$370,702	$80,945	$451,647
Operating income	15,983	3,119	19,102
Depreciation	2,840	509	3,349
Capital expenditures	949	163	1,112

Three Months Ended March 31, 2008
Net sales	$472,487	$57,669	$530,156
Operating income	32,176	4,474	36,650
Depreciation	2,663	338	3,002
Capital expenditures	2,247	112	2,359
Reconciliation from the segment operating profit to the condensed consolidated balances is as follows:

	Three Months Ended
	March 31,
	2009	2008

Operating income for reportable segments	$19,102	$36,650
Adjustments for:
Amortization of intangibles	(2,817)	(436)
Corporate and other income, net (a)	4,734	1,471

Total operating income	21,019	37,685
Interest expense, net	1,183	241
Other expense, net	83	162

Income before income taxes	$19,753	$37,282

(a)	The change in corporate and other income, net is due to changes in the levels and amounts of expenses being allocated to the segments including charges for working capital and logistics support.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Nine Months Ended March 31, 2009
Net sales	$1,247,728	$250,237	$1,497,965
Operating income	65,112	15,922	81,034
Assets used in business	608,817	239,030	847,847
Depreciation	8,280	1,342	9,622
Capital expenditures	4,260	1,117	5,377

Nine Months Ended March 31, 2008
Net sales	$1,397,567	$162,144	$1,559,711
Operating income	92,389	12,040	104,429
Assets used in business	668,106	84,561	752,667
Depreciation	8,079	1,002	9,081
Capital expenditures	5,738	370	6,108

	Nine Months Ended
	March 31,
	2009	2008

Operating income for reportable segments	$81,034	$104,429
Adjustments for:
Amortization of intangibles	(6,952)	(1,127)
Corporate and other income, net (a)	13,119	10,867

Total operating income	87,201	114,169
Interest expense, net	3,170	516
Other expense, net	3,123	553

Income before income taxes	$80,908	$113,100

(a)	The change in corporate and other income, net is due to changes in the levels and amounts of expenses being allocated to the segments including charges for working capital and logistics support.
Net sales by geographic location are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Geographic Location:
United States	$398,425	$471,410	$1,304,587	$1,377,346
Canada	42,890	51,327	153,473	163,032
Mexico	10,332	7,419	39,905	19,333

Total	$451,647	$530,156	$1,497,965	$1,559,711

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income	$11,560	$23,595
Other comprehensive (loss) income:
Cash flow hedging activity, net of income tax of $178 and $660	254	1,027
Foreign currency translation adjustment, net of income tax of $(216) and $173	(4,901)	1,482
Unrealized loss on investment securities available for sale, net of income tax of $(14) and $26	(23)	43

Total comprehensive income	$6,890	$26,147

	Nine Months Ended
	March 31,
	2009	2008
Net income	$50,290	$71,019
Other comprehensive (loss) income:
Cash flow hedging activity, net of income tax of $(893) and $715	(1,496)	1,112
Foreign currency translation adjustment, net of income tax of $(2,518) and $938	(28,382)	5,647
Unrealized (loss) gain on investment securities available for sale, net of income tax of $(158) and $9	(263)	16

Total comprehensive income	$20,149	$77,794

5.	BENEFIT PLANS

The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Other Benefits
Three Months Ended March 31,	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$535	$523	$10	$18
Interest cost	625	603	57	67
Expected return on plan assets	(109)	(117)
Recognized net actuarial loss (gain)	227	240	(31)	(28)
Amortization of prior service cost	172	159	30	30

Net periodic pension cost	$1,450	$1,408	$66	$87

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Pension Benefits		Other Benefits
Nine Months Ended March 31,	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$1,604	$1,568	$31	$53
Interest cost	1,875	1,810	171	201
Expected return on plan assets	(327)	(350)
Recognized net actuarial loss (gain)	683	721	(94)	(83)
Amortization of prior service cost	516	476	89	89

Net periodic pension cost	$4,351	$4,225	$197	$260

The Company contributed $2,476 to its pension benefit plans and $37 to its other benefit plans in the nine months ended March 31, 2009. Expected contributions for the full fiscal year are $3,300 for the pension benefit plans and $200 for other benefit plans.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at March 31, 2009
		Quoted Prices in	Significant
	Total	Active Markets	Other	Significant
	Recorded	for Identical	Observable	Unobservable
	Value at	Instruments	Inputs	Inputs
	March 31, 2009	Level 1	Level 2	Level 3

Assets:
Marketable securities	$7,553	$7,553

Liabilities:
Cross currency swaps	$5,721		$5,721
Interest rate swap	1,624		1,624

Total Liabilities	$7,345		$7,345

Marketable securities in the above table are for a non-qualified deferred compensation plan held in a rabbi trust, the amounts of which are included in other assets on the condensed consolidated balance sheet. The fair values were derived using quoted market prices.

Fair values for cross currency and interest rate swaps shown in the above table are derived using foreign currency exchange rates and inputs readily available in the public swap markets for similar instruments adjusted for terms specific to these instruments. Since the inputs used to value these instruments are observable and the counterparty is credit worthy, the Company has classified them as level 2 inputs. These liabilities are included in other liabilities on the condensed consolidated balance sheet.

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

The acquired businesses included 19 locations and the associated assembled workforce. This acquisition is part of the Fluid Power Businesses segment whose base business is distributing fluid power components, assembling fluid power systems, performing equipment repair, and offering technical advice to customers. This acquisition increased the Company’s capabilities in the following areas: fluid power system integration; manifold design, machining, and assembly; and the integration of hydraulics with electronics.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The purchase price allocation is preliminary pending the finalization of asset valuations. The excess of the purchase price over the estimated fair values is assigned to goodwill and is expected to be deductible for tax purposes. Adjustments to goodwill and initial asset valuations were recorded in the second and third quarters of fiscal 2009 to reflect updated asset valuation information. The following table summarizes the current estimated fair values of assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$100
Accounts receivable	26,500
Inventories	28,800
Other current assets	300
Property, plant and equipment	4,900
Intangibles	86,000
Goodwill	34,000
Other assets	200

Total assets acquired	180,800
Accounts payable	10,600
Other accrued liabilities	3,200

Net assets acquired	$167,000

Purchase price	$166,000
Direct acquisition costs	1,000

Cost of company acquired	$167,000

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The table below presents summarized pro forma results of operations as if FPR had been acquired effective at the beginning of the three month and nine month periods ended March 31, 2009 and 2008, respectively. No pro forma results are presented for the three months ended March 31, 2009 as the results of the acquired company are included in the actual three month results.

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2008	2009	2008
Net sales	$593,145	$1,537,699	$1,743,575
Income before income tax	38,856	81,451	116,334
Net earnings	24,591	50,631	73,044
Net earnings per common share — diluted	$0.57	$1.18	$1.67
On December 5, 2008, the Company acquired certain assets of Cincinnati Transmission Company, an industrial distributor, for $5,535 (of which $4,700 was paid during the second quarter). The purchase price allocation is preliminary pending the finalization of asset valuations. Tangible assets acquired are estimated at $800 and intangibles, including goodwill, are estimated at $4,735 as of March 31, 2009.

8.	DEBT

As of March 31, 2009, the Company has $100,000 outstanding on its committed revolving credit facility, of which $50,000 is classified as current and $50,000 is classified as long-term. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. At March 31, 2009, the weighted average interest rate for the outstanding borrowings under this agreement along with the interest rate swap agreement was 2.1%. It is the Company’s intention to maintain a balance of at least $50,000 outstanding utilizing the one-month LIBOR borrowing option through September 19, 2010 per the terms of the interest rate swap agreement described in Note 9, “Risk Management Activities”.

9.	RISK MANAGEMENT ACTIVITIES

On January 1, 2009, Applied adopted FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). The adoption of SFAS 161 required additional financial statement disclosures. The Company has applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company is exposed to market risks, primarily resulting from changes in currency exchange rates and interest rates. To manage these risks, the Company may enter into derivative transactions pursuant to the Company’s written policy. These transactions are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company does not hold or issue derivative financial instruments for trading purposes.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Foreign Currency Exchange Rate Risk

In November 2000, the Company entered into two 10-year cross-currency swap agreements to manage its foreign currency risk exposure on private placement borrowings related to its wholly owned Canadian subsidiary. The cross-currency swaps effectively convert $25,000 of debt, and the associated interest payments, from 7.98% fixed rate U.S. dollar denominated debt to 7.75% fixed rate Canadian dollar denominated debt. The terms of the two cross-currency swaps mirror the terms of the private placement borrowings. One of the cross currency swaps is designated as a cash flow hedge. For the nine months ended March 31, 2009, there was no ineffectiveness of this cross currency swap. The unrealized losses on this swap are included in accumulated other comprehensive (loss) income and the corresponding fair value is included in other liabilities in the condensed consolidated balance sheet.

The other cross currency swap is not designated as a hedging instrument under the hedge accounting provisions of SFAS 133. Accordingly, the Company records the fair value of this contract as of the end of its reporting period to its condensed consolidated balance sheet with changes in fair value recorded in the Company’s condensed statements of consolidated income. The balance sheet classification for the fair value of this contract is to other assets for unrealized gains or other liabilities for unrealized losses. The income statement classification for the fair value of this swap is to other expense, net for both unrealized gains and losses.

Interest Rate Risk

Effective September 19, 2008, the Company entered into a two-year agreement for a $50,000 interest rate swap to effectively convert $50,000 of its variable-rate debt to fixed-rate debt. This instrument has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in interest payments attributable to changes in the benchmark one-month LIBOR interest rates. For the nine months ended March 31, 2009, there was no ineffectiveness of this interest rate swap contract. The unrealized loss on this interest rate swap is included in accumulated other comprehensive (loss) income and the corresponding fair value is included in other liabilities in the condensed consolidated balance sheet. Based upon market valuations at March 31, 2009, approximately $700 is expected to be reclassified into the condensed statement of consolidated income over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following tables provide the effects of derivative instruments on the Company’s condensed consolidated financial statements as of March 31, 2009 and for the three and nine months then ended (amounts presented exclude any income tax effects):

Fair Value of Derivative Instruments in Condensed Consolidated Balance Sheet

	Condensed	Fair Value
	Consolidated	as of
	Balance Sheet	March 31,
	Classification	2009

Derivatives designated as hedging instruments under SFAS 133:
Cross currency swap	Other liabilities	$4,577
Interest rate swap	Other liabilities	1,624

Total derivatives designated as hedging instruments under SFAS 133		$6,201

Derivative not designated as a hedging instrument under SFAS 133:
Cross currency swap	Other liabilities	$1,144

Total Derivatives		$7,345

Effects of Derivative Instruments on Income and Other Comprehensive Income

			Amount of Gain (Loss) Reclassified
			from Accumulated OCI into Income
	Amount of Gain (Loss) Recognized in		(Effective Portion), Included in Interest
	OCI on Derivatives (Effective Portion)		Expense, net
Derivatives in SFAS 133 Cash	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Flow Hedging Relationships	March 31, 2009	March 31, 2009	March 31, 2009	March 31, 2009

Cross currency swap	$1,031	$5,902	$—	$—
Interest rate swap	99	(1,624)	(326)	(373)

Total	$1,130	$4,278	$(326)	$(373)

Amount of Gain (Loss) Recognized in Income on Derivative,
Derivative Not Designated as	Included in Other Expense, net
Hedging Instrument under	Three Months Ended	Nine Months Ended
SFAS 133	March 31, 2009	March 31, 2009

Cross currency swap	$258	$1,476

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
10.	OTHER EXPENSE, NET

Other expense, net, consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Unrealized loss (gain) on deferred compensation trusts	$209	$728	$2,629	$372
Foreign currency transaction losses (gains)	377	(43)	2,004	52
Unrealized (gain) loss on cross-currency swap	(258)	(301)	(1,476)	157
Other, net	(245)	(222)	(34)	(28)

Total Other Expense, net	$83	$162	$3,123	$553

11.	GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill by reportable segment at March 31, 2009, are as follows:

	Service Center Based	Fluid Power
	Distribution Segment	Business Segment	Total
Balance at July 1, 2008	$61,447	$3,238	$64,685

Goodwill acquired during the period	2,510	34,039	36,549
Other, primarily currency translation	(3,445)	(911)	(4,356)

Balance at March 31, 2009	$60,512	$36,366	$96,878

The Company’s other intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

		Accumulated	Net
March 31, 2009	Amount (a)	Amortization (a)	Book Value (a)
Customer relationships	$64,221	$6,578	$57,643
Vendor relationships	13,341	1,258	12,083
Trade names	25,173	1,351	23,822
Non-competition agreements	4,201	747	3,454

Total Intangibles	$106,936	$9,934	$97,002

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

		Accumulated	Net
June 30, 2008	Amount (a)	Amortization (a)	Book Value (a)
Customer relationships	$11,824	$2,716	$9,108
Vendor relationships	4,731	575	4,156
Trade names	4,240	278	3,962
Non-competition agreements	2,441	503	1,938

Total Intangibles	$23,236	$4,072	$19,164

(a)	Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization of other intangible assets is expected to be $9.4 million for fiscal 2009, $10.1 million for fiscal 2010, $9.6 million for fiscal 2011, $9.1 million for fiscal 2012 and $8.6 million for fiscal 2013.

Impairment of Goodwill

The Company performs tests of impairment on goodwill annually as of January 1 or whenever conditions would indicate an evaluation should be completed. These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including identification of reporting units, assignment of assets, liabilities and goodwill to reporting units, and determination of the fair value of each reporting unit. The Company primarily utilizes discounted cash flow models and market multiples for comparable businesses to determine fair value used in the impairment evaluation. Evaluating for impairment requires significant judgment by management, including estimated future operating results, estimated future cash flows, the long-term rate of growth of our business, and determination of an appropriate discount rate. While Applied uses available information to prepare the estimates and evaluations, actual results could differ significantly. For example, a worsening of economic conditions beyond those assumed in an impairment analysis could impact the estimates of future growth and result in an impairment charge in a future period. Any resulting impairment charge could be viewed as having a material adverse impact on the Company’s financial condition and results of operations. The Company performed the annual goodwill impairment analysis during the quarter and concluded there had been no impairment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The accompanying condensed consolidated financial statements of the Company have been reviewed by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, whose report covering their reviews of the condensed consolidated financial statements follows.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2009 and 2008, and of consolidated cash flows for the nine-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
May 5, 2009

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Applied Industrial Technologies (“Applied”, the “Company”, “We”, or “Our”) is an industrial distributor that offers parts critical to the operations of maintenance repair operations and original equipment manufacturing customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power, mechanical and fabricated rubber services. As an authorized distributor for more than 2,000 manufacturers, we offer access to approximately 3 million stock keeping units (“SKUs”). A large portion of our business is selling replacement parts to manufacturers and other industrial concerns for repair or maintenance of machinery and equipment. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2009, business was conducted in the United States, Canada, Mexico and Puerto Rico from 470 facilities.
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
Consolidated net sales for the quarter ended March 31, 2009 decreased $78.5 million or 14.8% compared to the prior year quarter as declines in same-store business were only partially offset by net sales from businesses acquired. Operating margin declined to 4.7% of net sales from 7.1% and net income decreased $12.0 million or 51.0% compared to the prior year quarter. Shareholders’ equity at March 31, 2009 was $505.3 million. The current ratio moved to 2.7-to-one from 3.1-to-one at June 30, 2008, primarily reflecting the impact of the FPR acquisition.
Applied monitors the Purchasing Managers Index (PMI) published by the Institute for Supply Management and the Manufacturers Capacity Utilization (MCU) index published by the Federal Reserve Board and considers these indices key indicators of potential Company business environment changes. During the quarter, the PMI rebounded to 36.3 from December’s low of 32.9 which is still at a level which indicates contraction in the overall economy. The MCU continued to decline. Historically our performance generally tracks to these key indicators. When these indicators are increasing, our sales performance has generally lagged them by up to 6 months. We believe when these indicators are decreasing, our performance more closely conforms to the downturns without much of a lag. Over the last four quarters as these indices have seen declines, we have experienced same-store sales declines. For instance, our U.S. service center same-store sales have reflected an increased decline during this time period. U.S. service center same-store sales for each of the last four quarters compared to the prior year quarters were down as follows: for the June 2008 quarter 2%, for the September 2008 quarter 3%, for the December 2008 quarter 13% and for the March 2009 quarter 23%. We believe we will continue to experience a softening in sales until we see the MCU level-off or begin to rise. The PMI and MCU indices indicate some further softening of sales can be expected. In our second quarter, the National Bureau of Economic Research declared the economy has been in a recession since December 2007. The effects of this recession are being felt by the industries we serve.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The number of Company associates was 4,893 at March 31, 2009, 5,203 at December 31, 2008, 4,831 at June 30, 2008, and 4,649 at March 31, 2008. Our operating facilities totaled 470 at March 31, 2009, 474 at December 31, 2008, 459 as of June 30, 2008, and 451 at March 31, 2008. We have taken measures to reduce associate costs including elimination of positions, reductions in scheduled work hours and deferral of replacements for normal associate attrition. The number of associates employed as adjusted to reflect an equivalent full-time work status (“full-time equivalent”) at March 31, 2009 is about 9% lower than the same measure at December 31, 2008.
As of March 31, 2009, we had $96.9 million of goodwill ($60.5 million in the Service Center Based Distribution segment and $36.4 million in the Fluid Power Businesses segment) representing the costs of acquisitions in excess of fair values assigned to the underlying net assets of acquired companies. Evaluating for impairment requires significant judgment by management, including estimated future operating results, estimated future cash flows, the long-term rate of growth of our business, and determination of an appropriate discount rate. While we use available information to prepare the estimates and evaluations, actual results could differ significantly. For example, a worsening of economic conditions beyond those assumed in an impairment analysis could impact the estimates of future growth and result in an impairment charge in a future period. Any resulting impairment charge could be viewed as having a material adverse impact on our financial condition and results of operations. The annual impairment testing was performed during the third quarter, at which time management concluded there was no indication of goodwill impairment based on the “Step One” test from SFAS 142. In conjunction with our impairment testing, we determined that a hypothetical decrease of approximately 10% in the estimated fair value of our Fluid Power Businesses segment would trigger the need to perform the “Step Two” test under SFAS 142 to determine possible impairment. The resulting impairment charge, if any, based on “Step Two” testing could be viewed as material to our results of operations. We believe an impairment charge would not significantly impact our cash flow or ability to borrow under our present borrowing arrangements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Results of Operations
Three Months Ended March 31, 2009 and 2008
During the quarter ended March 31, 2009, net sales decreased $78.5 million or 14.8% compared to the prior year, reflecting decreased net sales in same-store business which were partially offset by net sales attributed to acquisitions. Net sales from companies acquired since the prior year quarter accounted for increases of approximately $42.6 million. The number of selling days for the quarters ended March 31, 2009 and 2008 were 63 and 63.5 days, respectively.
Net sales from our Service Center Based Distribution segment decreased $101.8 million or 21.5% during the quarter ended March 31, 2009 from the same period in the prior year. Net sales from businesses acquired since the prior year period contributed $5.1 million, while our same-store business saw a net decline of $106.9 million or 22.6%.
Net sales from our Fluid Power Businesses segment increased $23.3 million or 40.4% during the quarter from the same period in the prior year. Our recent acquisitions added $37.5 million while our same-store business declined $14.2 million or 24.6%.
During the quarter ended March 31, 2009, industrial products and fluid power products accounted for 73.0% and 27.0%, respectively, of net sales as compared to 79.8% and 20.2%, respectively, for the same period in the prior year. Acquisitions since the prior year period have been primarily in our Fluid Power Businesses segment, accounting for a majority of the shift in product mix.
From a geographical perspective, net sales from our U.S. operations were down $73.0 million or 15.5% during the quarter ended March 31, 2009 from the same period in the prior year. While acquisitions added $38.9 million or 8.3% to net sales, they were unable to offset declines in the same-store U.S. business. Net sales from our Canadian operations decreased $8.4 million or 16.4%. Unfavorable foreign currency fluctuations drove net sales down $9.6 million, offsetting the net sales increase of 2.4% in local currency which is down from a 7.3% increase in local currency in the quarter ended December 31, 2008. Net sales from our Mexican operations increased $2.9 million or 39.3%; driven primarily by sales from businesses acquired since the prior year period.
Our gross profit margin decreased to 27.1% compared to the prior year’s 27.3%. This decline is primarily related to price competitiveness in the market place and the on-going challenges of passing on supplier price increases to our large contractual customers.
Selling, distribution and administrative expense (“SD&A”) was 22.4% of net sales in the quarter ended March 31, 2009 compared to 20.1% in the prior year quarter. In dollars, SD&A decreased $5.6 million compared to the prior year quarter. Acquisitions added $13.0 million of SD&A in the current quarter, including additional amortization expense of $2.4 million. Associate compensation and benefits including amounts tied to financial performance were approximately $11.7 million lower in the current quarter as compared to the prior year quarter. During the quarter, we reviewed our operations and reduced staff and hours worked, resulting in a reduction of wage and benefit costs for the quarter of $1.7 million. Foreign currency translation and reduced discretionary spending account for the majority of the remaining decrease.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Interest expense, net for the current quarter increased $0.9 million from the same period in the prior year. Lower invested cash balances and lower interest rates contributed to a reduction in interest income of $0.5 million for the quarter. Interest expense increased $0.4 million from the prior year quarter due to higher average borrowings.
The effective income tax rate was 41.5% for the quarter ended March 31, 2009 compared to 36.7% for the quarter ended March 31, 2008. During the quarter, we provided for U.S. income tax expense in the amount of $0.5 million (or 2.5% impact on the effective income tax rate) on undistributed earnings no longer considered permanently reinvested in our Canadian subsidiaries. Additionally, current estimates for full year earnings have a higher proportion of consolidated income derived from U.S. operations which bear a higher tax burden than our foreign operations.
As a result of the above factors, net income decreased $12.0 million or 51.0% compared to the prior year quarter. Net income per share was $0.27 per share for the quarter ended March 31, 2009, compared to $0.55 in the prior year quarter.
Nine Months Ended March 31, 2009 and 2008
During the nine months ended March 31, 2009, net sales decreased $61.7 million or 4.0% compared to the prior year. Net sales from companies acquired since the prior year nine month period increased net sales by approximately $122.3 million while same-store sales declined $184.0 million or 11.8%. The majority of the decline in consolidated same-store sales was in the U.S. Sales in Canada and Mexico as measured in local currency were up slightly over the prior year period. Currency translation however lowered sales as measured in U.S. dollars by $19.8 million. The number of selling days for the nine months ended March 31, 2009 and 2008 were 189 and 188.5 days, respectively.
Net sales from our Service Center Based Distribution segment decreased $149.8 million or 10.7% during the nine months ended March 31, 2009 from the same period in the prior year. Net sales increases from businesses acquired since the prior year period contributed $16.4 million while our same-store business saw a $166.2 million or 11.9% decline.
Net sales from our Fluid Power Businesses segment increased $88.1 million or 54.3% during the nine months ended March 31, 2009. The U.S. and Mexican fluid power acquisitions added $105.9 million or 65.3% while our same-store business saw a $17.8 million or 11.0% decline.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
During the nine months ended March 31, 2009, industrial products and fluid power products accounted for 74.3% and 25.7%, respectively, of net sales as compared to 80.3% and 19.7%, respectively, for the same period in the prior year. Acquisitions since the prior year period have concentrated primarily in the Fluid Power Businesses segment accounting for the majority of the shift in product mix.
From a geographical perspective, overall net sales from our U.S. operations were down $72.8 million or 5.3% when compared to the same period in the prior year. While acquisitions added $107.7 million or 7.8% to net sales, they were only partially able to offset the decline in the same-store U.S. business. Net sales from our Canadian operations increased 4.1% in local currency, however, due to the impact of unfavorable foreign currency exchange rates, reported an overall net sales decline of 5.9%. Net sales from our Mexico operations increased $20.6 million which can be primarily attributed to acquisitions.
Our gross profit margin decreased to 27.0% compared to the prior year’s 27.3%. This decline is primarily related to the on-going challenges of passing on supplier price increases to our large contractual customers as well as the increasing price competitiveness in the market place.
SD&A was 21.1% of net sales in the nine months ended March 31, 2009 compared to 20.0% in the prior year period. In dollars, SD&A increased $4.7 million compared to the prior year period. Acquisitions added $32.6 million of SD&A in the current period including additional amortization expense of $5.9 million. Associate compensation and benefits including amounts tied to financial performance were approximately $28.2 million lower in the current period as compared to the prior year period, while wages and benefits including healthcare costs and severance expenses rose approximately $7.9 million. Foreign currency translation and reduced discretionary spending account for the majority of the remaining decrease.
Interest expense, net for the nine months ended March 31, 2009 was up $2.7 million. Lower cash balances and lower interest rates contributed to a reduction in interest income of $2.3 million for the period. Interest expense was up $0.4 million compared to the same period in the prior year due to higher average borrowings.
Other expense, net for the nine months ended March 31, 2009 was $3.1 million and included a $2.6 million decline in market values of investments held by non-qualified deferred compensation trusts and $2.0 million of losses on foreign currency transactions partially offset by a $1.5 million unrealized gain on the cross-currency swap.
The effective income tax rate was 37.8% for the nine months ended March 31, 2009 compared to 37.2% for the nine months ended March 31, 2008. The increase in the effective tax rate can be primarily attributed to provision for U.S. tax expense of $0.5 million (or 0.6% impact on the effective income tax rate) on undistributed earnings no longer considered permanently reinvested in our Canadian subsidiaries and higher effective state tax rates compared to the prior year.
As a result of the above factors, net income decreased $20.7 million or 29.2% compared to the same period last year. Net income per share was $1.17 per share for the nine months ended March 31, 2009, compared to $1.62 in the prior year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended March 31, 2009 was $54.5 million. This compares to $62.0 million provided by operating activities in the same period a year ago. Cash flows from operations depend primarily upon generating operating income, controlling the investment in inventories and receivables and managing the timing of payments to suppliers. The decline in cash flow from operations primarily resulted from lower net income (exclusive of the impact of amortization) of $14.9 million, lower accounts payable due to lower purchasing volume and increased inventory investment. Partially offsetting these declines were lower accounts receivable due primarily to lower sales volume.
Net cash used in investing activities during the current year of $177.1 million included $166.0 million paid to acquire FPR in August 2008 and $4.7 million to acquire Cincinnati Transmission Company in December 2008. Capital expenditures accounted for an additional $5.4 million, which is $0.7 million below year-to-date fiscal 2008.
Net cash provided by financing activities was $79.2 million. Year-to-date in fiscal 2009, we borrowed a net $100.0 million under our revolving credit facility. Borrowings have been used to fund acquisitions and operations. In the current year, we paid dividends of $19.0 million. We did not repurchase shares of treasury stock in the current quarter, but year-to-date, we repurchased $1.2 million in treasury shares. In the prior year, financing activities utilized $98.0 million of cash, primarily including the repayment of $50.0 million senior unsecured term notes, purchase of 1.1 million treasury shares for $33.2 million, and dividend payments of $19.4 million.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had $100.0 million of borrowings outstanding under this facility at March 31, 2009. The weighted average interest rate on the outstanding balance was 2.1% at March 31, 2009. In September 2008, we entered into a two year interest rate swap agreement to effectively convert $50.0 million of the outstanding balance to a fixed rate from a variable rate. This portion of the debt was classified as long-term as it is our intention to maintain this balance in conjunction with the interest rate swap, utilizing a one-month LIBOR borrowing option. At March 31, 2009, unused lines under this facility, net of outstanding letters of credit, total $44.9 million and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Insurance Company that enables the Company to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement expires in March 2010. At March 31, 2009, there were no outstanding borrowings under this agreement. In the current borrowing environment, funds drawn down under this facility would carry interest rates significantly higher than our current borrowing rates.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Debt classified as long-term includes $50.0 million borrowed under our revolving credit facility as discussed above. The remaining $25.0 million of long-term debt matures in November 2010.
The Board of Directors has authorized the purchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire shares of common stock in the quarter ended March 31, 2009. At March 31, 2009, the Company had remaining authorization to repurchase 997,100 additional shares.
Management expects to generate positive cash flow from operations over the next quarter which is expected to be used to pay down short-term borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength, however at rates significantly higher than the Company is currently paying.
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “intention”, “estimated”, “expected”, “could”, “would be”, “believe” “will”, “should” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of customers and the economic factors that affect them; the impact of current economic conditions on the collectibility of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; changes in the prices for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; competitive pressures; the cost of products and energy and other operating costs; disruption of our information systems; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including more volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; the potential for goodwill impairment; changes in accounting policies and practices; risks related to legal proceedings to which we are a party; organizational changes within the Company; the volatility of our stock price and the resulting impact on our financial statements; adverse regulation and legislation; and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of god, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discussed certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2008 and elsewhere in this report.

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
Interest Rate Risk
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. At March 31, 2009, the Company had $100.0 million outstanding in variable rate borrowings under its committed revolving credit agreement. In conjunction with this facility, on September 19, 2008, the Company entered into a two year agreement for a $50.0 million interest rate swap to effectively convert a portion of this variable rate debt to fixed rate debt. The impact of a 1% increase in the interest rate on the remaining $50.0 million of outstanding variable rate debt would be an annual increase of $0.5 million in interest expense. In the current borrowing environment, borrowings beyond the amounts available under the revolving credit agreement would carry interest rates significantly higher than our current borrowing rates.
The Company also has $25.0 million of outstanding long-term debt at fixed interest rates at March 31, 2009 which is scheduled for repayment in November 2010.
Foreign Currency Risk
The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of other expense, net. Since we operate internationally and approximately 12.9% of our year-to-date net sales were generated outside the Unites States, foreign currency exchange rates can impact our financial position, results of operations and competitive position.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company partially mitigates its foreign currency exposure from the Canadian dollar through the use of cross currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross currency swaps. Translation exposures with regard to our Mexican business are not currently hedged.
In the nine months ended March 31, 2009, we experienced foreign currency translation losses, totaling $28.4 million, net of tax, which were included in accumulated other comprehensive (loss) income. The Canadian and Mexican foreign exchange rates to the U.S. dollar dropped by approximately 21% and 27% respectively since the beginning of the fiscal year. A 10% strengthening from the levels at March 31, 2009 of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.8 million decrease in net income for the nine months ended March 31, 2009. A 10% weakening from the levels at March 31, 2009 of the U.S. dollar would have resulted in a $0.6 million increase in net income for the nine months ended March 31, 2009.

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
During the third quarter of fiscal 2009, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The internal controls of the companies acquired during the current fiscal year have not yet been evaluated by the Company.

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
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
ITEM 1A: RISK FACTORS
In Part II, Item 1A, of its quarterly report on Form 10-Q for the quarter ended December 31, 2008, the Company set forth changes from the risk factors disclosed under Part I, Item 1A, of the annual report on Form 10-K for the fiscal year ended June 30, 2008. You should carefully consider the risk factors from these previous reports in addition to the other information set forth in this quarterly report that could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impact our business and operations.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases in the quarter ended March 31, 2009 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1)(2)
January 1, 2009 to January 31, 2009	-0-	-0-	-0-	997,100
February 1, 2009 to February 28, 2009	-0-	-0-	-0-	997,100
March 1, 2009 to March 31, 2009	-0-	-0-	-0-	997,100

Total	-0-	-0-	-0-	997,100

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter the Company purchased 58,569 shares in connection with the officers’ deferred compensation program and the vesting of stock awards.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4.3	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

4.4	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(d) to the Company’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4.5	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(e) to the Company’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4.6	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to the Company’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4.7	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4.8	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: May 8, 2009	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: May 8, 2009	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

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