Form 10-K
period 2009-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2009-08-19
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009, or

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
X Yes __ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. __ Yes X No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). __ Yes __ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __ Yes X No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2008): $775,276,950.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2009

Common Stock, without par value	42,318,184
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:
(1)	Applied Industrial Technologies, Inc. annual report to shareholders for the fiscal year ended June 30, 2009, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K, and
(2)	Applied’s proxy statement for the annual meeting of shareholders to be held October 20, 2009, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

CAUTIONARY STATEMENT
UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
          This report, including the documents incorporated by reference, contains statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers such as “guidance,” “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “forecast,” “may,” and derivative or similar words or expressions. Similarly, descriptions of our objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of Applied and its management as to future occurrences and trends. Applied intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
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
          Applied believes its primary risk factors include, but are not limited to, those identified in “Risk Factors” at Part I, Item 1A, and in “Narrative Description of Business,” at Part I, Item 1, section (c), in this annual report on Form 10-K, as well as in “Management’s Discussion and Analysis” in Applied’s 2009 annual report to shareholders. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I.
ITEM 1.  BUSINESS.
          In this annual report on Form 10-K, “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the company” refer to Applied and its subsidiaries.
          The company is one of North America’s leading industrial product distributors. In addition, we provide fluid power, mechanical, and rubber shop services. We offer technical application support for our products and provide solutions to help customers minimize downtime and reduce overall procurement costs. Although we do not generally manufacture the products we sell, we do assemble and repair various products and systems. Our customers are primarily North American companies, who use our products to maintain and to repair their machinery and equipment. We also sell for original equipment manufacturing uses.
          Applied and its predecessor companies have engaged in this business since 1923, when The Ohio Ball Bearing Company was formed. Applied reincorporated in Ohio in 1988.
          Our Internet address is www.applied.com. The following documents are available free of charge at the investor relations area of our website:
•	Applied’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports, all as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission

•	Applied’s Code of Business Ethics

•	Applied’s Board of Directors Governance Principles and Practices

•	Applied’s Director Independence Standards

•	Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of Applied’s Board of Directors
          The information on our website is not incorporated into this annual report on Form 10-K. The documents referenced above are also available in print to any shareholder who sends a written request to Applied’s Vice President-Chief Financial Officer & Treasurer at 1 Applied Plaza, Cleveland, Ohio 44115.
          (a)     General Development of Business.
          Information regarding developments in our business can be found in Applied’s 2009 annual report to shareholders under the caption “Management’s Discussion and Analysis” on pages 5 - 11. This information is incorporated here by reference.

          (b)     Financial Information about Segments.
          We have identified two reportable segments, service center-based distribution and fluid power businesses.
          The service center-based distribution segment provides customers with a wide range of industrial products through a network of service centers stretching across North America. The fluid power businesses segment consists of specialized regional companies that distribute fluid power components and operate shops to assemble fluid power systems and perform equipment repair. The fluid power businesses primarily sell products and services directly to customers rather than through the service centers. Both segments offer technical support and provide solutions to help customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs.
          Segment financial information can be found in the 2009 annual report to shareholders in note 12 to the consolidated financial statements on page 32. That information is incorporated here by reference.
          (c)     Narrative Description of Business.
          Overview. Our field operating structure is built on two platforms – service center-based distribution and fluid power businesses:
•	Service Center-Based Distribution. We distribute a wide range of industrial products through service centers across the United States, Puerto Rico, Canada, and Mexico. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs. In addition, we operate regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements, and rubber service field crews, which install and repair belts and rubber linings at customer locations. The service center-based distribution business accounts for a substantial majority of our field operations and 83% of our 2009 sales dollars. The business operates in the United States using the Applied Industrial Technologies trade name. We also are known as Bearing & Transmission and Groupe GLM in Canada, Applied México in Mexico, and Rafael Benitez Carrillo in Puerto Rico.

•	Fluid Power Businesses. Our specialized fluid power businesses primarily market products and services to customers within the businesses’ geographic regions. In the United States, the businesses also market products and services through our service center network. In addition to distributing fluid power components, the businesses assemble fluid power systems, perform equipment repair, and offer technical advice to customers. Customers include firms purchasing for maintenance, repair, and operations needs, as well as for original equipment manufacturing applications. Our fluid power businesses include the following:

United States		International

A&H Fluid Technologies	ESI Power Hydraulics	Atelier P.V. Hydraulique (Canada)
Air Draulics Engineering	Elect-Air	HyPower (Canada)
Air-Hydraulic Systems	Engineered Sales	Pro-Hydraulique (Canada)
Applied Engineered Systems	FluidTech*	Vycmex (Mexico)
Bay Advanced Technologies*	HydroAir Hughes*
Carolina Fluid Components*	Kent Fluid Power
DTS Fluid Power*	Power Systems*
Dees Fluid Power	Spencer Fluid Power

* Business added through August 2008 Fluid Power Resource, LLC acquisition.
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
          Our product suppliers generally confine their direct sales activities to large-volume transactions, mainly with original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer, but instead refer the customer to us or another distributor. There is no assurance this practice will continue and its discontinuance could adversely affect our business.
          Net sales by product category for the most recent three fiscal years is detailed in the 2009 annual report to shareholders in note 12 to the consolidated financial statements on page 33. That information is incorporated here by reference.
          Services. Our associates advise and assist customers in selecting and applying products, and in managing inventory. We consider this advice and assistance to be an integral part of our sales efforts. Beyond traditional parts distribution services, we offer product and process solutions involving multiple technologies. These solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.

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
          We maintain product inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items specific to local customer demand. Seven distribution centers replenish service center inventories and also may ship products directly to customers. Having product in stock helps us satisfy customers’ immediate needs.
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
          Our information systems enhance our customer service. While we have long transacted with customers through electronic data interchange (EDI), customers can also turn to our website at www.applied.com to search for products in a comprehensive electronic catalog, research product attributes, view prices, check inventory levels, place orders, and track order status. We also interface with customers’ technology platforms and plant maintenance systems.
          In addition to our electronic capabilities, we serve customers with our paper catalog, a comprehensive resource for nearly 42,000 products, including more than 20,000 bearing and power transmission parts and 9,000 fluid power products. Products from the catalog are also available for purchase at www.applied.com.
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
          With the businesses acquired from Fluid Power Resource in August 2008, we expanded our capabilities in providing the following value-added services: fluid power system integration; manifold design, machining, and assembly; and the integration of hydraulics with electronics for complete machine design.
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
          Backlog Orders and Seasonality. Because of our product resources and distribution network, we do not have a substantial backlog of orders, nor are backlog orders material at any given time to our business as a whole, although they are a more important factor for our fluid power businesses. Our business has exhibited minor seasonality – in particular, sales per day during the first half of our fiscal year have tended, at least in past years, to be slightly lower compared with the second half due, in part, to the impact of customer plant shutdowns and holidays.
          Patents, Trademarks, Trade Names, and Licenses. Customer recognition of our service marks and trade names, including Applied Industrial Technologies®, Applied®, and AIT®, is an important contributing factor to our sales. Patents and licenses are not of material importance to our business.
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
          Number of Employees. At July 31, 2009, we had 4,673 employees.
          Working Capital. Our working capital position is discussed in “Management’s Discussion and Analysis” in the 2009 annual report to shareholders on pages 7 – 8.
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

          (d)     Financial Information about Geographic Areas.
          Information regarding our foreign operations, including information about revenues and long-lived assets, is included in the 2009 annual report to shareholders in note 12 to the consolidated financial statements on page 33 and in “Quantitative and Qualitative Disclosures About Market Risk” on page 11. That information is incorporated here by reference.
ITEM 1A.  RISK FACTORS.
          In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing our company. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations.
          Our business depends heavily on the operating levels of our customers and the economic factors that affect them. Many of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods and materials that our customers produce. Consequently, the demand for our products and services has been and will continue to be influenced by most of the same economic factors that affect the demand for and production of customers’ goods and materials.
          When, as has occurred in this economic downturn, customers or prospective customers reduce production levels because of lower demand or tight credit conditions, they have less need for our products and services. Selling prices and terms of sale come under pressure, adversely affecting profitability and the durability of customer relationships. Credit losses increase too. Recent volatile economic and credit conditions have also made it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.
          In addition, our industry confronts the longer-term secular trend of manufacturing customers moving operations overseas in order to reduce costs. Our ability to continue to serve such customers may be impaired and the size of our overall market opportunity in North America may be diminished.
          The purchasing incentives we earn from product suppliers could be impacted if we reduce our purchases in response to declining customer demand. Certain of our product suppliers have historically offered to their distributors, including us, incentives associated with purchasing their products. The programs often pay incentives to the distributor for attaining specific purchase volumes during the program period. In some cases, in order to earn incentives, we must achieve year-over-year growth in purchases with the supplier. Because of existing inventory levels and reduced customer demand under current conditions, we may be less willing to take advantage of certain incentive programs, thereby adversely impacting our profitability.

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
          Loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Of our overall dollar volume of product purchases in fiscal 2009, almost half was purchased from our top 10 suppliers. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could have a material adverse effect on our business. Supply interruptions could arise from raw materials shortages, financial problems, labor disputes or weather conditions affecting suppliers’ production, transportation disruptions, or other reasons beyond our control. Furthermore, we cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand. Limitations on our access to products could put us at a competitive disadvantage.
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
          An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. Our competitors include local, regional, national, and multinational distributors of industrial machinery parts, equipment, and supplies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Some existing competitors have, and potential market entrants may have, greater financial or other resources than we do. If existing or future competitors seek to gain or to retain market share by reducing prices, we may need to lower our prices for products or services, thereby adversely affecting financial results.
          Volatility in product and energy costs can affect our profitability. In recent years, cost increases in commodity materials, such as steel, and energy led product manufacturers to increase the prices of products we distribute. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. All of these costs have fluctuated significantly in recent years. Our ability to pass on increases in our costs depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. When costs fall, market prices can fall too, again potentially affecting profitability.
          Future acquisitions are a key component of our anticipated growth. We may not be able to identify or to complete future acquisitions, to integrate them effectively into our operations, or to realize their anticipated benefits. Many industries we serve are mature. As a result, our growth in recent years has resulted substantially from the acquisition of other businesses. While we wish to continue to acquire businesses, we may not be able to identify and to negotiate suitable acquisitions, to obtain financing for them on satisfactory terms, or otherwise to complete acquisitions. In addition, existing or future competitors may increasingly seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable opportunities.
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
          Further, even if we successfully integrate the acquisitions with our operations, we may not be able to realize the cost savings, sales increases, or other benefits that we anticipate from these acquisitions, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to reduce duplicative expenses and inventory effectively, and to consolidate facilities; the incurrence of significant integration costs or charges in order to achieve those benefits; and our ability to retain key product supplier authorizations, customer relationships, and managers and employees. In addition, future acquisitions could place significant demand on administrative, operational, and financial resources.
          Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of future financing. Although recent credit market turmoil has not had a significant adverse impact on our liquidity or borrowing costs, the availability of funds has tightened and credit spreads on corporate debt have increased. Obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing a credit facility would likely be higher than under our current facilities. Tight credit conditions could limit our ability to finance acquisitions on terms acceptable to us. For more information relating to borrowing and interest rates, see the following sections of Applied’s 2009 annual report to shareholders: “Liquidity and Capital Resources” on pages 7 – 8, “Quantitative and Qualitative Disclosures About Market Risk” on page 11, and notes 5 and 6 to the consolidated financial statements on pages 21 - 22.

          Our growth outside the United States increases our exposure to global economic and political conditions. Foreign operations contributed 12.9% of our sales in 2009. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations will increase. In particular, our results are affected by fluctuations in currency exchange rates for the Canadian dollar and the Mexican peso.
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
          In addition to the risks identified above, other risks to our future performance include, but are not limited to, the following:
•	changes in customer preferences for products and services of the nature, brands, quality, or cost sold by Applied;

•	changes in customer procurement policies and practices;

•	changes in the market prices for products and services relative to the costs of providing them;

•	changes in operating expenses;

•	adverse regulation and legislation, including in areas currently under active consideration, such as federal tax policy and health care;

•	the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations;

•	the incurrence of debt and contingent liabilities in connection with acquisitions;

•	volatility of our stock price and the resulting impact on our consolidated financial statements;

•	changes in accounting policies and practices; and

•	organizational changes within the company.
ITEM 1B.  UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.  PROPERTIES.
          We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout North America. At June 30, 2009, we owned real properties at 138 locations and leased 310 locations. Certain properties house more than one operation.
          The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2009:

Location of Principal Owned	Type of Facility
Real Property

Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop

          Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2009 were:

Location of Principal Leased	Type of Facility
Real Property

Cleveland, Ohio	Corporate headquarters
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Denver, Colorado	Rubber shop and service center
Lenexa, Kansas	Fluid power shop
Chanhassen, Minnesota	Fluid power shop
Billings, Montana	Fluid power shop
Portland, Oregon	Distribution center
Kent, Washington	Offices and fluid power shop
Longview, Washington	Rubber shop and the fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Winnipeg, Manitoba	Distribution center and service center

          The properties in Newark, Lenexa, Chanhassen, Billings, and Kent are used in our fluid power businesses segment. The Fontana and Longview properties are used in operations both in the service center-based distribution segment and the fluid power businesses segment. The remaining properties are used in the service center-based distribution segment.
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
          Additional information regarding our properties is included in the 2009 annual report to shareholders in note 11 to the consolidated financial statements on page 31. That information is incorporated here by reference.
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
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of Applied’s security holders during the last quarter of fiscal 2009.
EXECUTIVE OFFICERS OF THE REGISTRANT.
          Applied’s executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board’s organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 21, 2008:

Name	Positions and Experience	Age
David L. Pugh	Chairman & Chief Executive Officer, and a member of Board of Directors	60
Benjamin J. Mondics	President & Chief Operating Officer (since January 2008); previously served as Executive Vice President & Chief Operating Officer (from February 2007 – December 2007) and Vice President-Midwest Area (prior to February 2007)	51
Thomas E. Armold	Vice President-Marketing and Strategic Accounts (since January 2008); previously served as Vice President-Product Management and Marketing	54
Todd A. Barlett	Vice President-Acquisitions and Global Business Development	54
Fred D. Bauer	Vice President-General Counsel & Secretary	43
Michael L. Coticchia	Vice President-Chief Administrative Officer and Government Business (since July 2006); previously served as Vice President-Human Resources and Administration	46
Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer	52
Jeffrey A. Ramras	Vice President-Supply Chain Management (since January 2008); previously served as Vice President-Marketing and Supply Chain Management	54
Richard C. Shaw	Vice President-Communications and Learning	60

PART II.
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
          Applied’s common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the principal market for Applied’s common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2009, 2008, and 2007 and the number of shareholders of record as of August 11, 2009 is set forth in the 2009 annual report to shareholders on page 37, under the caption “Quarterly Operating Results and Market Data,” and that information is incorporated here by reference.
          The following table summarizes Applied’s repurchases of its common stock in the quarter ended June 30, 2009.

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total	(b) Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid per	Announced Plans or	Under the Plans or
Period	Shares (1)	Share ($)	Programs	Programs (2)
April 1, 2009 to April 30, 2009	0	--	0	997,100

May 1, 2009 to May 31, 2009	0	--	0	997,100

June 1, 2009 to June 30, 2009	0	--	0	997,100

Total	0	--	0	997,100

(1)	During the quarter ended June 30, 2009, Applied purchased 63 shares in connection with an employee deferred compensation program. This purchase is not counted in the Board of Directors authorization in note (2).

(2)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of Applied’s common stock. We publicly announced the authorization that day. Purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.
ITEM 6.  SELECTED FINANCIAL DATA.
          The summary of selected financial data for the last five years is set forth in the 2009 annual report to shareholders in the table on pages 38 - 39 under the caption “10 Year Summary.” That information is incorporated here by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
          “Management’s Discussion and Analysis” is set forth in the 2009 annual report to shareholders on pages 5 - 11 and is incorporated here by reference.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.
          The disclosures about market risk required by this item are set forth in Applied’s 2009 annual report to shareholders on page 11, which information is incorporated here by reference. For more information relating to borrowing and interest rates, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis” and notes 5 and 6 to the consolidated financial statements in Applied’s 2009 annual report to shareholders on pages 7 - 8, and 21 - 22. That information is also incorporated here by reference. In addition, see “Risk Factors” at pages 10 - 14, above, for additional risk factors relating to our business.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the reports of the independent registered public accounting firm listed below, which are included in the 2009 annual report to shareholders at the pages indicated, are incorporated here by reference and filed with this report:

Caption	Page No.
Financial Statements:

Statements of Consolidated Income	12
for the Years Ended June 30, 2009, 2008, and 2007

Consolidated Balance Sheets	13
June 30, 2009 and 2008

Statements of Consolidated Cash Flows	14
for the Years Ended June 30, 2009, 2008, and 2007

Statements of Consolidated Shareholders’	15
Equity for the Years Ended June 30, 2009, 2008, and 2007

Notes to Consolidated Financial Statements	16 - 33
for the Years Ended June 30, 2009, 2008, and 2007

Reports of Independent Registered Public Accounting Firm	34, 36

Supplementary Data:

Quarterly Operating Results & Market Data	37
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
          Management’s annual report on Applied’s internal control over financial reporting and the attestation report of the independent registered public accounting firm are set forth in the 2009 annual report to shareholders on pages 35 – 36 and are incorporated here by reference.
          Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION.
Not applicable.

PART III.
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          The information required by this Item as to Applied’s directors is incorporated by reference to Applied’s proxy statement relating to the annual meeting of shareholders to be held October 20, 2009, under the caption “Item 1 – Election of Directors.” The information required by this Item as to Applied’s executive officers has been furnished in this Report on page 16 in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
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
ITEM 11.  EXECUTIVE COMPENSATION.
          The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 20, 2009, under the captions “Executive Compensation” and “Compensation Committee Report.”
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
          The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2009.

	Number of	Weighted-
	Securities	Average
	to be	Exercise	Number of
	Issued upon	Price of	Securities
	Exercise of	Outstanding	Remaining
	Outstanding	Options,	Available for Future
	Options,	Warrants	Issuance Under
	Warrants and	and	Equity
Plan Category	Rights	Rights	Compensation Plans
Equity compensation plans approved by security holders	2,446,405	$17.06	*

Equity compensation plans not approved by security holders	0	--	0

Total	2,446,405	$17.06	*

*	The 2007 Long-Term Performance Plan was adopted to replace the 1997 Long-Term Performance Plan, under which previously awarded stock options and stock appreciation rights remain outstanding. The aggregate number of shares that remained available for awards under the 2007 Long-Term Performance Plan at June 30, 2009, was 1,585,200. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.
          Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 20, 2009, under the caption “Beneficial Ownership of Certain Applied Shareholders and Management.”
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.
          The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 20, 2009, under the caption “Corporate Governance.”
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 20, 2009, under the caption “Item 2 – Ratification of Auditors.”

PART IV.
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)1.     Financial Statements.
          The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in the 2009 annual report to shareholders on pages 12 - 34 and 36 - 37, and are incorporated by reference in Item 8 of this report.
Caption
Statements of Consolidated Income for the
Years Ended June 30, 2009, 2008, and 2007
Consolidated Balance Sheets
June 30, 2009 and 2008
Statements of Consolidated Cash Flows for
the Years Ended June 30, 2009, 2008, and 2007
Statements of Consolidated Shareholders’
Equity for the Years Ended June 30, 2009,
2008, and 2007
Notes to Consolidated Financial Statements
for the Years Ended June 30, 2009, 2008, and 2007
Reports of Independent Registered Public Accounting Firm
Supplementary Data:
Quarterly Operating Results & Market Data
(a)2.     Financial Statement Schedule.
          The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:

Caption	Page No.
Report of Independent Registered Public Accounting Firm	29

Schedule II - Valuation and Qualifying Accounts	30

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the required information is included in the consolidated financial statements and notes thereto.
(a)3.     Exhibits.

*	Asterisk indicates an executive compensation plan or arrangement.

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to Applied’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4.3	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (filed as Exhibit 4(e) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4.4	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (filed as Exhibit 4(d) to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4.5	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (filed as Exhibit 4(e) to Applied’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4.6	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (filed as Exhibit 4(f) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4.7	Credit Agreement dated as of June 3, 2005, among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4.8	First Amendment Agreement dated as of June 6, 2007, among Applied, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to Applied’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.1	Form of Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 99.1 to Applied’s Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.2	A written description of Applied’s director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 20, 2009 under the caption “Director Compensation.”

*10.3	Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain directors (filed as Exhibit 10(c) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.4	Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms) (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.5	A written description of Applied’s Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.6	A written description of Applied’s Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied’s Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10.7	Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.8	Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement), the terms of which govern benefits vested as of December 31, 2004, for one executive officer, R. C. Shaw (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

*10.9	First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-2299, and incorporated here by reference).

*10.10	Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(h) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.12	First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.14	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.16	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied’s Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.17	Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.18	Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.19	First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.20	Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.21	Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.22	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied’s Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.23	Restricted Stock Award Terms (Directors) (filed as Exhibit 10(b) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Performance Grant Terms and Conditions (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Management Incentive Plan General Terms (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10.28	Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

10.29	Asset Purchase Agreement made as of July 14, 2008, among Applied, Fluid Power Resource, LLC (“FPR”), and certain FPR subsidiaries (filed as Exhibit 2.1 to Applied’s Form 8-K dated July 16, 2008, SEC File No. 1-2299, and incorporated here by reference).

13	Applied’s 2009 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21	Applied’s subsidiaries at June 30, 2009.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and for each of the three years in the period ended June 30, 2009, and the Company’s internal control over financial reporting as of June 30, 2009, and have issued our reports thereon dated August 19, 2009; such consolidated financial statements and reports are included in your 2009 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 19, 2009

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
			ADDITIONS
		ADDITIONS	(DEDUCTIONS)
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		FROM		AT END OF
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RESERVE		PERIOD

YEAR ENDED JUNE 30 2009
Reserve deducted from assets to which it applies - accounts receivable allowances	$6,119	$4,540	$18	(B)	$4,213	(A)	$6,464

YEAR ENDED JUNE 30 2008:
Reserve deducted from assets to which it applies - accounts receivable allowances	$6,134	$2,595	$80	(B)	$2,690	(A)	$6,119

YEAR ENDED JUNE 30 2007:
Reserve deducted from assets to which it applies - accounts receivable allowances	$6,000	$1,462	($30)	(B)	$1,298	(A)	$6,134

(A)	Amounts represent uncollectible accounts charged off.

(B)	Amounts represent reserves for the return of merchandise by customers.

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
Date: August 19, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
William G. Bares, Director	Thomas A. Commes, Director

*	*
Peter A. Dorsman, Director	L. Thomas Hiltz, Director

*	*
Edith Kelly-Green, Director	John F. Meier, Director

*	/s/ David L. Pugh
J. Michael Moore, Director	David L. Pugh, Chairman & Chief Executive Officer and Director

* Dr. Jerry Sue Thornton, Director	* Peter C. Wallace, Director

*
Stephen E. Yates, Director

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 19, 2009

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2009

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to Applied’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, as amended on January 30, 1998, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America) (filed as Exhibit 4(f) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

4.3	Amendment dated October 24, 2000 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (filed as Exhibit 4(e) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

4.4	Amendment dated November 14, 2003 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (filed as Exhibit 4(d) to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

4.5	Amendment dated February 25, 2004 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (filed as Exhibit 4(e) to Applied’s Form 10-Q for the quarter ended March 31, 2004, SEC File No. 1-2299, and incorporated here by reference).

4.6	Amendment dated March 30, 2007 to 1996 Private Shelf Agreement between Applied and Prudential Investment Management, Inc. (filed as Exhibit 4(f) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

4.7	Credit Agreement dated as of June 3, 2005, among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied’s Form 8-K dated June 9, 2005, SEC File No. 1-2299, and incorporated here by reference).

4.8	First Amendment Agreement dated as of June 6, 2007, among Applied, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to Applied’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.1	Form of Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 99.1 to Applied’s Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.2	A written description of Applied’s director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 20, 2009, under the caption “Director Compensation.”

*10.3	Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain directors (filed as Exhibit 10(c) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.4	Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms) (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.5	A written description of Applied’s Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.6	A written description of Applied’s Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied’s Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10.7	Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.8	Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement), the terms of which govern benefits vested as of December 31, 2004, for one executive officer, R. C. Shaw (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

*10.9	First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-2299, and incorporated here by reference).

*10.10	Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(h) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.12	First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.14	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.16	2007 Long-Term Performance Plan (filed as Exhibit 10 to the Applied’s Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.17	Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.18	Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.19	First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.20	Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.21	Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.22	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied’s Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.23	Restricted Stock Award Terms (Directors) (filed as Exhibit 10(b) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Performance Grant Terms and Conditions (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Management Incentive Plan General Terms (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10.28	Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

10.29	Asset Purchase Agreement made as of July 14, 2008, among Applied, Fluid Power Resource, LLC (“FPR”), and certain FPR subsidiaries (filed as Exhibit 2.1 to Applied’s Form 8-K dated July 16, 2008, SEC File No. 1-2299, and incorporated here by reference).

13	Applied’s 2009 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).	Attached

21	Applied’s subsidiaries at June 30, 2009.	Attached

23	Consent of Independent Registered Public Accounting Firm.	Attached

24	Powers of attorney.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached