Form 10-Q
period 2009-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2009-10-30
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares of common stock outstanding on October 15, 2009	42,323,242
(No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM I:	Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2009	2008

Net Sales	$437,743	$543,906
Cost of Sales	322,299	397,848

	115,444	146,058
Selling, Distribution and Administrative, including depreciation	97,803	108,683

Operating Income	17,641	37,375
Interest Expense, net	1,214	685
Other (Income) Expense, net	(303)	815

Income Before Income Taxes	16,730	35,875
Income Tax Expense	5,543	13,339

Net Income	$11,187	$22,536

Net Income Per Share — Basic	$0.26	$0.53

Net Income Per Share — Diluted	$0.26	$0.52

Cash dividends per common share	$0.15	$0.15

Weighted average common shares outstanding for basic computation	42,277	42,316

Dilutive effect of potential common shares	510	666

Weighted average common shares outstanding for diluted computation	42,787	42,982

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65,687	$27,642
Accounts receivable, less allowances of $6,278 and $6,464	203,191	198,792
Inventories	226,028	254,690
Other current assets	33,495	44,470

Total current assets	528,401	525,594
Property, less accumulated depreciation of $133,834 and $131,274	60,994	62,735
Intangibles, net	93,293	95,832
Goodwill	62,610	63,108
Other assets	65,207	62,059

TOTAL ASSETS	$810,505	$809,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78,876	$80,655
Short-term debt	50,000	5,000
Compensation and related benefits	34,271	34,695
Other current liabilities	38,378	36,206

Total current liabilities	201,525	156,556
Long-term debt	25,000	75,000
Postemployment benefits	42,791	43,186
Other liabilities	28,308	26,484

TOTAL LIABILITIES	297,624	301,226

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	138,426	136,895
Income retained for use in the business	565,716	560,574
Treasury shares — at cost (11,890 and 11,929 shares)	(190,928)	(191,518)
Accumulated other comprehensive loss	(10,333)	(7,849)

TOTAL SHAREHOLDERS’ EQUITY	512,881	508,102

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$810,505	$809,328

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$11,187	$22,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,929	3,016
Amortization of intangibles	2,476	1,401
Share-based compensation	1,633	1,381
Loss (gain) on sale of property	31	(204)
Treasury shares contributed to employee benefit and deferred compensation plans	87	146
Changes in operating assets and liabilities, net of acquisitions	31,779	20,458
Other, net	127	151

Net Cash provided by Operating Activities	50,249	48,885

Cash Flows from Investing Activities
Property purchases	(1,290)	(1,677)
Proceeds from property sales	40	309
Net cash paid for acquisition of businesses, net of cash acquired		(167,122)

Net Cash used in Investing Activities	(1,250)	(168,490)

Cash Flows from Financing Activities
Net short-term (repayments) borrowings under revolving credit facility	(5,000)	33,000
Borrowings under revolving credit facility classified as long-term		50,000
Dividends paid	(6,351)	(6,348)
Excess tax benefits from share-based compensation	223	238
Exercise of stock options and appreciation rights	196	211

Net Cash (used in) provided by Financing Activities	(10,932)	77,101

Effect of Exchange Rate Changes on Cash	(22)	(2,577)

Increase (decrease) in cash and cash equivalents	38,045	(45,081)
Cash and cash equivalents at beginning of period	27,642	101,830

Cash and Cash Equivalents at End of Period	$65,687	$56,749

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2009, and the results of operations and cash flows for the three month periods ended September 30, 2009 and 2008, have been included. The condensed consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.
Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2010.
The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. The Company is estimating reductions in certain U.S. inventories during fiscal year 2010 which would result in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.
The Company recorded LIFO income of $700 during the quarter ended September 30, 2009 which reduced the overall LIFO reserve by the same amount. The effect of LIFO layer liquidations during the current quarter increased gross profit by $4,350. There were no comparable LIFO layer liquidations recorded for the quarter ended September 30, 2008.
2.	ACCOUNTING POLICIES

New Accounting Pronouncements
The Financial Accounting Standards Board Accounting Standards Codification 715-20-65-2, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” requires additional disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. These disclosure requirements are required annually and will be provided in the Company’s fiscal 2010 annual report.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Antidilutive Common Stock Equivalents
Stock options and stock appreciation rights related to the acquisition of 1,202 and 362 shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
Subsequent Events
Subsequent events have been evaluated through October 30, 2009; the date the financial statements were issued.
3.	BUSINESS COMBINATIONS
On August 29, 2008, Applied completed the acquisition of certain assets of Fluid Power Resource, LLC and the following fluid power distribution businesses: Bay Advanced Technologies, Carolina Fluid Components, DTS Fluid Power, Fluid Tech, Hughes HiTech, Hydro Air, and Power Systems (collectively “FPR”). The results of FPR’s operations have been included in the consolidated financial statements since that date. Applied acquired certain assets and assumed certain specified liabilities of FPR for an aggregate cash purchase price of $166,000.
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
The table below presents summarized unaudited pro forma results of operations as if FPR had been acquired effective at the beginning of the three month period ended September 30, 2008.

Three Months Ended
September 30, 2008

Net sales	$583,640
Income before income tax	36,418
Net income	22,877
Net income per share — diluted	$0.53

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.	GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill at September 30, 2009, are as follows:

Amount
Balance at July 1, 2009	$63,108
Other, including currency translation	(498)

Balance at September 30, 2009	$62,610

All goodwill shown in the above table relates to the Service Center Based Distribution Segment.
The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

		Accumulated	Net
September 30, 2009	Amount	Amortization	Book Value
Customer relationships	$65,042	$10,240	$54,802
Trade names	25,556	2,343	23,213
Vendor relationships	13,729	1,698	12,031
Non-competition agreements	4,335	1,088	3,247

Total Intangibles	$108,662	$15,369	$93,293

		Accumulated	Net
June 30, 2009	Amount	Amortization	Book Value
Customer relationships	$65,077	$8,693	$56,384
Trade names	25,576	1,879	23,697
Vendor relationships	13,750	1,442	12,308
Non-competition agreements	4,425	982	3,443

Total Intangibles	$108,828	$12,996	$95,832

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for intangible assets totaled $2,476 and $1,401 for the three months ended September 30, 2009 and 2008, respectively, and is included in selling, distribution and administrative expenses in the condensed statements of consolidated income.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Amortization of intangible assets is estimated to be as follows in the aggregate for the current fiscal year and each of the five succeeding fiscal years:

During Fiscal Years	Amount
2010	$10,300
2011	9,900
2012	9,400
2013	8,800
2014	7,700
2015	7,100

5.	DEBT
As of September 30, 2009, the Company has $50,000 outstanding on its committed revolving credit facility. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. At September 30, 2009, the weighted-average interest rate for the outstanding borrowings under this agreement along with the interest rate swap agreement was 3.33%. It is the Company’s intention to maintain a balance of at least $50,000 outstanding utilizing the one-month LIBOR borrowing option through September 19, 2010, the date on which the related cash flow hedge ends.
At September 30, 2009, the Company has a total of $75,000 in outstanding debt, of which $50,000 is classified as current and $25,000 is classified as long-term. Based on current market rates for debt of similar maturities, the Company’s outstanding debt had an estimated fair value of $74,900 as of September 30, 2009.
6.	RISK MANAGEMENT ACTIVITIES

The Company is exposed to market risks, primarily resulting from changes in currency exchange rates and interest rates. To manage these risks, the Company may enter into derivative transactions pursuant to the Company’s written policy. Derivative instruments are recorded on the condensed consolidated balance sheet at their fair value and changes in fair value are recorded each period in current earnings or comprehensive income. The Company does not hold or issue derivative financial instruments for trading purposes. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the probability that the underlying transaction will occur.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Foreign Currency Exchange Rate Risk
In November 2000, the Company entered into two 10-year cross-currency swap agreements to manage its foreign currency risk exposure on private placement borrowings related to its wholly-owned Canadian subsidiary. The cross-currency swaps effectively convert $25,000 of debt, and the associated interest payments, from 7.98% fixed rate U.S. dollar denominated debt to 7.75% fixed rate Canadian dollar denominated debt. The terms of the two cross-currency swaps mirror the terms of the private placement borrowings. One of the cross-currency swaps with a notional amount of $20,000 is designated as a cash flow hedge. For the three months ended September 30, 2009, there was no ineffectiveness of this cross-currency swap. The unrealized losses on this swap are included in accumulated other comprehensive loss and the corresponding fair value is included in other liabilities in the condensed consolidated balance sheets.
The other cross-currency swap with a notional amount of $5,000 is not designated as a hedging instrument under hedge accounting provisions. The balance sheet classification for the fair value of this contract is to other assets for unrealized gains or other liabilities for unrealized losses. The income statement classification for the fair value of this swap is to other (income) expense, net for both unrealized gains and losses.
Interest Rate Risk
Effective September 19, 2008, the Company entered into a two-year agreement for a $50,000 interest rate swap to effectively convert $50,000 of its variable-rate debt to fixed-rate debt at a rate of 3.33%. This instrument has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in interest payments attributable to changes in the benchmark one-month LIBOR interest rates. For the three months ended September 30, 2009, there was no ineffectiveness of this interest rate swap contract. The unrealized loss on this interest rate swap is included in accumulated other comprehensive loss and the corresponding fair value is included in other current liabilities in the condensed consolidated balance sheets. Based upon market valuations at September 30, 2009, approximately $800 is expected to be reclassified into the condensed statement of consolidated income over the next twelve months, as cash flow payments are made in accordance with the interest rate swap agreement.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following table summarizes the fair value of derivative instruments as recorded in the condensed consolidated balance sheets:

		Fair Value
		at	Fair Value
	Condensed Consolidated	September 30,	at June 30,
	Balance Sheet Classification	2009	2009

Derivatives designated as cash flow hedging instruments:
Cross-currency swap	Other liabilities	$8,993	$6,689
Interest rate swap	Other current liabilities (a)	1,249	1,381

Total derivatives designated as hedging instruments		$10,242	$8,070

Derivative not designated as a hedging instrument — Cross-currency swap:	Other liabilities	$2,248	$1,672

Total Derivatives		$12,490	$9,742

(a)	At June 30, 2009, this was included in other liabilities in the condensed consolidated balance sheet.
The following table summarizes the effects of derivative instruments on income and other comprehensive income (“OCI”) as of September 30, 2009 and for the three months then ended (amounts presented exclude income tax effects):

			Amount of Gain (Loss) Reclassified
			from Accumulated OCI into Income
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in		(Effective Portion), Included in
Hedging Relationships	OCI on Derivatives (Effective Portion)		Interest Expense, net
Three Months Ended September 30,	2009	2008	2009	2008

Cross-currency swap	$(2,304)	$1,335
Interest rate swap	132	234	$(350)

Total	$(2,172)	$1,569	$(350)

	Amount of Gain (Loss) Recognized in
Derivative Not Designated as	Income on Derivative, Included in
Hedging Instrument	Other (Income) Expense, net
Three Months Ended September 30,	2009	2008

Cross-currency swap	$(576)	$334

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
7.	FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value are as follows at September 30, 2009:

		Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Recorded Value	Level 1	Level 2	Level 3

Assets:
Marketable securities	$9,197	$9,197

Liabilities:
Cross-currency swaps	$11,241		$11,241
Interest rate swap	1,249		1,249

Total Liabilities	$12,490		$12,490

Marketable securities in the above table are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets. The fair values were derived using quoted market prices.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
8.	COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended
	September 30,
	2009	2008
Net income	$11,187	$22,536
Other comprehensive (loss) income:
Unrealized loss on cash flow hedges, net of income tax of $(812) and $(154)	(1,801)	(228)
Reclassification of interest expense on cash flow hedge into income, net of income tax of $133	217
Reclassification of pension and postemployment expense into income, net of income tax of $169	276
Foreign currency translation adjustment, net of income tax of $(13) and $(745)	(1,194)	(4,941)
Unrealized gain (loss) on investment securities available for sale, net of income tax of $8 and $(77)	18	(125)

Total comprehensive income	$8,703	$17,242

9.	BENEFIT PLANS
The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

			Retiree Health Care
	Pension Benefits		Benefits
Three Months Ended September 30,	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$144	$534	$13	$10
Interest cost	673	625	65	57
Expected return on plan assets	(88)	(109)
Recognized net actuarial loss (gain)	231	228	(22)	(31)
Amortization of prior service cost	199	172	37	30

Net periodic benefit cost	$1,159	$1,450	$93	$66

The Company contributed $1,086 to its pension benefit plans and $16 to its retiree health care plans in the three months ended September 30, 2009. Expected contributions for all of fiscal 2010 are $1,700 for the pension benefit plans and $200 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
10.	SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Sales between the Service Center Based Distribution segment and the Fluid Power Businesses segment have been eliminated.
Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Three Months Ended September 30, 2009
Net sales	$363,310	$74,433	$437,743
Operating income for reportable segments	17,262	3,298	20,560
Assets used in the business	619,891	190,614	810,505
Depreciation	2,417	512	2,929
Capital expenditures	1,071	219	1,290

Three Months Ended September 30, 2008
Net sales	$470,298	$73,608	$543,906
Operating income for reportable segments	29,632	6,090	35,722
Assets used in the business	644,493	269,702	914,195
Depreciation	2,762	254	3,016
Capital expenditures	1,066	611	1,677
A reconciliation of operating income for reportable segments to the condensed consolidated income before taxes is as follows:

	Three Months Ended
	September 30,
	2009	2008

Operating income for reportable segments	$20,560	$35,722
Adjustment for:
Amortization of intangibles	2,476	1,401
Corporate and other expense (income), net	443	(3,054)

Total operating income	17,641	37,375
Interest expense, net	1,214	685
Other (income) expense, net	(303)	815

Income before income taxes	$16,730	$35,875

The change in corporate and other (income) expense, net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include miscellaneous corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Net sales by geographic area are based on the location of the company making the sale and are as follows:

	Three Months Ended
	September 30,
	2009	2008
Net Sales:
United States	$378,698	$470,925
Canada	47,838	57,518
Mexico	11,207	15,463

Total	$437,743	$543,906

11.	OTHER (INCOME) EXPENSE, NET
Other (income) expense, net, consists of the following:

	Three Months Ended
	September 30,
	2009	2008

Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(954)	$1,016
Foreign currency transaction (gains) losses	(28)	35
Unrealized loss (gain) on cross-currency swap	576	(334)
Other, net	103	98

Total other (income) expense, net	$(303)	$815

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed statements of consolidated income and cash flows for the three-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2009, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 19, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
October 30, 2009

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Applied Industrial Technologies (“Applied”, the “Company”, “We”, “Us” or “Our”) is an industrial distributor that offers parts critical to the operations of MRO and OEM customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power shop, mechanical and fabricated rubber services. As an authorized distributor for more than 2,000 manufacturers, we offer access to approximately 3 million stock keeping units (“SKUs”). A large portion of our business is selling replacement parts to manufacturers and other industrial concerns for repair or maintenance of machinery and equipment. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2010, business was conducted in the United States, Canada, Mexico and Puerto Rico from 462 facilities.
The following is Management’s Discussion and Analysis of certain significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed statements of consolidated income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the majority of SKUs we sell in any given period were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Overview
Consolidated net sales for the quarter ended September 30, 2009 decreased $106.2 million or 19.5% compared to the prior year quarter. Operating margin declined to 4.0% of net sales from 6.9% and net income decreased $11.3 million or 50.4% compared to the prior year quarter. Shareholders’ equity at September 30, 2009 was $512.9 million. The current ratio moved to 2.6 to one from 3.4 to one at June 30, 2009 as $50.0 million of outstanding debt moved to short-term.
Applied monitors several economic indices that have been key indicators for industrial economic activity. These include the Manufacturing Index published by the Institute for Supply Management (“ISM”), and the Manufacturing Capacity Utilization (“MCU”) index published by the Federal Reserve Board. Historically our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery and require replacement parts. Our sales tend to lag the MCU on the upswing and move with the decline.
These indices tend to support the assertion that the overall economy may have hit bottom. The Industrial Production index hit 98.5 in September, the 3rd monthly increase. The MCU also increased for the 3rd consecutive month in September to 67.5. The ISM Manufacturing Index fell slightly in September to 52.6, and U.S. employment numbers declined by 263,000 jobs.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
While there is some encouragement in those numbers, we are mindful that our results tend to lag the indices by three to six months so we need a few more months before we know if this uptick will translate into improved sales. Our sales per day increased 2.1% in the first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009, again indicating a slight uptick that correlates with these indices.
The number of Company associates was 4,635 at September 30, 2009, and 5,254 at September 30, 2008. The net reduction of 619 associates is attributable to the economic slowdown and reflects the impact of company-wide reductions in workforce and deferral of replacements for normal associate attrition. Our operating facilities totaled 462 at September 30, 2009 compared to 474 at September 30, 2008.
Results of Operations
Three Months Ended September 30, 2009 and 2008
During the quarter ended September 30, 2009, net sales decreased $106.2 million or 19.5% compared to the prior year quarter, reflecting decreased net sales in same-store business. Net sales from acquisitions accounted for additional sales of approximately $24.4 million. The number of selling days for the quarters ended September 30, 2009 and 2008 were 64 days each.
Net sales from our Service Center Based Distribution segment decreased $107.0 million or 22.7% during the quarter ended September 30, 2009 from the same period in the prior year, attributed to declines in our same-store business.
Net sales from our Fluid Power Businesses segment increased $0.8 million or 1.1% during the quarter from the same period in the prior year. Our Fluid Power Resource, LLC (“FPR”) acquisition added $23.1 million in sales as compared to last year while our same-store business declined $22.3 million or 30.3%.
From a geographic perspective, sales from our U.S. operations were down $92.2 million which considering acquisitions translates to a decline of $116.6 million or 24.8%. Sales from our Canadian operations decreased $9.7 million with approximately $4.0 million attributable to foreign currency translation. Our Mexican operations decreased $4.3 million of which approximately $3.3 million is attributable to foreign currency translation.
During the quarter ended September 30, 2009, industrial products and fluid power products accounted for 73.5% and 26.5%, respectively, of net sales as compared to 77.4% and 22.6%, respectively, for the same period in the prior year. Acquisitions since the prior year period have been primarily in our Fluid Power Businesses segment, accounting for the shift in product mix.
Our gross profit margin decreased to 26.4% compared to the prior year’s 26.9%. This decline is primarily related to greater price competitiveness in the marketplace and the on-going challenges of passing on supplier price increases to our large contractual customers.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Given the current reduction in sales and our focus on asset management, we have undertaken an inventory management program which we expect will result in a reduction of over $60.0 million in inventory by June 30, 2010 from the June 30, 2009 level. The program calls for a decreased level of inventory purchases which we expect will result in a significantly lower level of current year purchase incentives from suppliers and a significant decline in inventories. Inventory purchase incentives flow into the income statement as inventory is sold to customers and therefore there was a minimal impact in the first quarter. The current year inventory purchase incentive reductions will negatively impact gross profit margins as we proceed through the remainder of this fiscal year. Additionally, we expect the inventory reductions to result in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The impact of these liquidations is expected to have a positive impact on our margins for the remainder of the fiscal year. We expect the impact of these items over the full fiscal year will offset, however, no assurance can be given that this will happen. We do not believe the inventory management program will impact our customer service or order fulfillment.
We recorded LIFO income of $0.7 million during the quarter ended September 30, 2009 which reduced the overall LIFO reserve by the same amount. The effect of LIFO layer liquidations during the current quarter increased gross profit by $4.4 million. There were no comparable LIFO layer liquidations recorded for the quarter ended September 30, 2008.
Selling, distribution and administrative expense (“SD&A”) was 22.3% of net sales in the quarter ended September 30, 2009 compared to 20.0% in the prior year quarter. SD&A decreased $10.9 million compared to the prior year quarter. Acquisitions added $6.7 million of SD&A, including additional amortization expense of $1.3 million. Associate compensation and benefits including amounts tied to financial performance were approximately $11.0 million lower in the current quarter as compared to the prior year quarter. Reduced discretionary spending accounts for the majority of the remaining decrease, although foreign currency translation and lower fuel costs were also favorable.
Operating income decreased 52.8% to $17.6 million during the quarter compared to $37.4 million during the prior year quarter. Operating income as a percentage of sales for the Service Center Based Distribution segment declined from 6.3% in the prior year quarter to 4.8% in the current year quarter. The Fluid Power Businesses saw operating margins decline from 8.3% to 4.4% in the comparable periods. These changes reflect the impact of a sales decline at a greater rate than SD&A expense declines.
Interest expense, net for the current quarter increased $0.5 million from the same period in the prior year. Lower invested cash balances and lower interest rates on invested cash contributed to a reduction in interest income of $0.4 million for the quarter. Interest expense increased $0.1 million from the prior year quarter due to higher average borrowings.
Other (income) expense, net for the quarter ended September 30, 2009 increased $1.1 million due to a $2.0 million fluctuation in market values of investments held by non-qualified deferred compensation trusts, partially offset by a $0.9 million unfavorable fluctuation in the fair value of a cross-currency swap.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The effective income tax rate was 33.1% for the quarter ended September 30, 2009 compared to 37.2% for the quarter ended September 30, 2008. During the quarter, we recorded $0.5 million of discrete tax adjustments relating to foreign and state income taxes.
As a result of the factors addressed above, net income decreased $11.3 million or 50.4% compared to the prior year quarter. Net income per share was $0.26 per share for the quarter ended September 30, 2009, compared to $0.52 in the prior year quarter.
Liquidity and Capital Resources
Net cash provided by operating activities for the three months ended September 30, 2009 was $50.2 million. This compares to $48.9 million provided by operating activities in the same period a year ago. Cash flows in the current year period were aided by a $28.7 million reduction in inventories. We expect to continue to reduce our inventory for the remainder of fiscal 2010 ending up with a cumulative reduction of at least $60.0 million.
Net cash used in investing activities during the current year of $1.3 million was primarily used for capital expenditures. In the first quarter of fiscal 2009, we used $168.5 million in investing activities, $167.1 million for acquisitions and $1.7 million for capital expenditures.
Net cash used in financing activities was $10.9 million for the three months ended September 30, 2009. Through the first quarter in fiscal 2010, we repaid a net $5.0 million under our revolving credit facility and we paid dividends of $6.4 million. In the prior year, financing activities provided $77.1 million of cash as we borrowed a net $83.0 million on our revolving credit facility associated with the FPR acquisition. This was partially offset by dividend payments of $6.3 million in the first quarter of fiscal 2009. We did not repurchase shares of treasury stock in the first quarter of fiscal 2010 or 2009.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had $50.0 million of borrowings outstanding under this facility at September 30, 2009. The weighted average interest rate on the outstanding balance along with the related interest rate swap agreement was 3.33% at September 30, 2009. We intend to maintain a balance of at least $50.0 million outstanding on the revolving credit facility, utilizing the one-month LIBOR borrowing option though September 19, 2010, per the terms of the interest rate swap agreement. At September 30, 2009, unused lines under this facility, net of outstanding letters of credit, total $93.9 million and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Insurance Company that enables us to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement expires in March 2010. At September 30, 2009, there were no outstanding borrowings under this agreement. We believe in the current borrowing environment, that any funds drawn down under this facility would carry interest rates in the 5.0% to 6.0% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt classified as long-term is made up of $25.0 million of long-term debt which matures in November 2010.
The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire shares of common stock in the quarter ended September 30, 2009. At September 30, 2009, we had authorization to repurchase an additional 997,100 shares.
Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength, however any additional debt may be at higher rates than the Company is currently paying.
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “expect,” “expected,” “expectation,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “anticipate,” “intention,” “estimated,” “would be,” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; the impact of current economic conditions on the collectibility of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; changes in the prices for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; competitive pressures; the cost of products and energy and other operating costs; disruption of our information systems; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; risks related to legal proceedings to which we are a party; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; the impact of our inventory management program on order fulfillment and our gross profit margin; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; adverse regulation and legislation, including potential changes in tax regulations (e.g., those affecting the use of LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discuss certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2009.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has evaluated its exposure to various market risk factors, including its primary market risk exposures through the effects of changes in exchange rates and changes in interest rates. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 1% increase in interest rates and a 10% change in foreign currency rates. A summary of our primary market risk exposures follows.
Interest Rate Risk
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit agreement and interest rate swaps. At September 30, 2009, the Company had $50.0 million outstanding in variable rate borrowings under its committed revolving credit agreement. In conjunction with this facility, on September 19, 2008, the Company entered into a two-year interest rate swap agreement to effectively convert $50.0 million of variable-rate debt to fixed-rate debt at a fixed rate of 3.33%. At September 30, 2009, there is effectively no variable rate debt outstanding under the revolving credit agreement. In the current borrowing environment, we believe any borrowings beyond the amounts available under the revolving credit agreement would carry interest rates higher than our current borrowing rates.
The Company also has $25.0 million of outstanding long-term debt at fixed interest rates at September 30, 2009 which is scheduled for repayment in November 2010.
Foreign Currency Risk
The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive loss in consolidated shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of other (income) expense, net. Since we operate internationally and approximately 13.5% of our year-to-date net sales were generated outside the Unites States, foreign currency exchange rates can impact our financial position, results of operations and competitive position.

The Company mitigates its foreign currency exposure from the Canadian dollar through the use of cross-currency swap agreements as well as foreign-currency denominated debt. Hedging of the U.S. dollar denominated debt, used to fund a substantial portion of the Company’s net investment in its Canadian operations, is accomplished through the use of cross-currency swaps. Any gain or loss on the hedging instrument offsets the gain or loss on the underlying debt. Translation exposures with regard to our Mexican businesses are not currently hedged.
In the three months ended September 30, 2009, we experienced foreign currency translation losses, totaling $1.2 million, net of tax, which were included in accumulated other comprehensive loss. The Canadian and Mexican foreign exchange rates to the U.S. dollar dropped by approximately 0.3% and 0.7% respectively, since the beginning of the fiscal year. A 10% strengthening from the levels at September 30, 2009 of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $0.2 million decrease in net income for the three months ended September 30, 2009. A 10% weakening from the levels at September 30, 2009 of the U.S. dollar would have resulted in a $0.2 million increase in net income for the three months ended September 30, 2009.

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
During the first quarter of fiscal 2010, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended September 30, 2009 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1)(2)
July 1, 2009 to July 31, 2009	-0-	-0-	-0-	997,100

August 1, 2009 to August 31, 2009	-0-	-0-	-0-	997,100

September 1, 2009 to September 30, 2009	-0-	-0-	-0-	997,100

Total	-0-	-0-	-0-	997,100

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter the Company purchased 314 shares in connection with the deferred compensation program and the vesting of stock awards.

ITEM 6. Exhibits.

Exhibit No.	Description

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

10.1	Management Incentive Plan General Terms (September 2009 revision) (filed as Exhibit 10.01 to the Company’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

10.2
Stock Appreciation Rights Award Terms and Conditions (Officers) (September 2009 revision) (filed as Exhibit 10.02 to the Company’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

10.3	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to the Company’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

10.4	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to the Company’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: October 30, 2009	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: October 30, 2009	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

10.1	Management Incentive Plan General Terms (September 2009 revision) (filed as Exhibit 10.01 to the Company’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION

10.2
Stock Appreciation Rights Award Terms and Conditions (Officers) (September 2009 revision) (filed as Exhibit 10.02 to the Company’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

10.3	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to the Company’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

10.4	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to the Company’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter. Attached

31	Rule 13a-14(a)/15d-14(a) certifications. Attached

32	Section 1350 certifications. Attached