Form 10-Q
period 2009-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2010-02-09
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding on January 15, 2010 42,369,809 (No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net Sales	$446,253	$502,412	$883,996	$1,046,318
Cost of Sales	329,348	366,943	651,647	764,791

	116,905	135,469	232,349	281,527
Selling, Distribution and Administrative, including depreciation	98,002	106,662	195,805	215,345

Operating Income	18,903	28,807	36,544	66,182
Interest Expense, net	1,333	1,302	2,547	1,987
Other Expense (Income), net	58	2,225	(245)	3,040

Income Before Income Taxes	17,512	25,280	34,242	61,155
Income Tax Expense	7,025	9,086	12,568	22,425

Net Income	$10,487	$16,194	$21,674	$38,730

Net Income Per Share — Basic	$0.25	$0.38	$0.51	$0.92

Net Income Per Share — Diluted	$0.24	$0.38	$0.51	$0.90

Cash dividends per common share	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding for basic computation	42,298	42,316	42,287	42,316

Dilutive effect of potential common shares	532	482	506	557

Weighted average common shares outstanding for diluted computation	42,830	42,798	42,793	42,873

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$104,203	$27,642
Accounts receivable, less allowances of $6,264 and $6,464	211,920	198,792
Inventories	201,872	254,690
Other current assets	28,859	44,470

Total current assets	546,854	525,594
Property, less accumulated depreciation of $136,873 and $131,274	59,845	62,735
Intangibles, net	91,024	95,832
Goodwill	63,100	63,108
Other assets	65,317	62,059

TOTAL ASSETS	$826,140	$809,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,354	$80,655
Short-term debt	75,000	5,000
Compensation and related benefits	34,404	34,695
Other current liabilities	50,831	36,206

Total current liabilities	242,589	156,556
Long-term debt		75,000
Postemployment benefits	43,354	43,186
Other liabilities	18,041	26,484

TOTAL LIABILITIES	303,984	301,226

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	139,261	136,895
Income retained for use in the business	569,858	560,574
Treasury shares — at cost (11,857 and 11,929 shares)	(190,395)	(191,518)
Accumulated other comprehensive loss	(6,568)	(7,849)

TOTAL SHAREHOLDERS’ EQUITY	522,156	508,102

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$826,140	$809,328

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$21,674	$38,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,770	6,273
Amortization of intangibles	5,047	4,135
Share-based compensation	2,898	2,744
Gain on sale of property	(116)	(209)
Treasury shares contributed to employee benefit and deferred compensation plans	154	263
Changes in operating assets and liabilities, net of acquisitions	59,705	(20,886)
Other, net	531	1,418

Net Cash provided by Operating Activities	95,663	32,468

Cash Flows from Investing Activities
Property purchases	(2,951)	(4,265)
Proceeds from property sales	421	323
Net cash paid for acquisition of businesses, net of cash acquired	(100)	(172,019)

Net Cash used in Investing Activities	(2,630)	(175,961)

Cash Flows from Financing Activities
Net short-term (repayments) borrowings under revolving credit facility	(5,000)	61,000
Borrowings under revolving credit facility classified as long-term		50,000
Purchases of treasury shares		(1,210)
Dividends paid	(12,699)	(12,699)
Excess tax benefits from share-based compensation	251	261
Exercise of stock options and appreciation rights	205	241

Net Cash (used in) provided by Financing Activities	(17,243)	97,593

Effect of Exchange Rate Changes on Cash	771	(9,310)

Increase (decrease) in cash and cash equivalents	76,561	(55,210)
Cash and cash equivalents at beginning of period	27,642	101,830

Cash and Cash Equivalents at End of Period	$104,203	$46,620

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2009, and the results of its operations and cash flows for the three and six month periods ended December 31, 2009 and 2008, have been included. The condensed consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.
Operating results for the three and six month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2010.
The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. The Company estimates reductions in certain U.S. inventories of approximately $75,000 (at current cost) during fiscal year 2010 which would result in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.
The Company recorded LIFO income of $1,800 and $2,500 during the three and six months ended December 31, 2009, respectively, which reduced the overall LIFO reserve by the same amount. If inventory levels had remained constant with the June 30, 2009 levels, the Company would have recorded LIFO expense of $3,900 in the three-months ended December 31, 2009 and $7,500 for the six-months ended December 31, 2009. The effect of LIFO layer liquidations during the three and six months ended December 31, 2009, increased gross profit by $5,700 and $10,000, respectively. There were no comparable LIFO layer liquidations recorded for the prior year periods ended December 31, 2008.

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
Antidilutive Common Stock Equivalents
In the three month and six month periods ended December 31, 2009 and 2008, respectively, stock options and stock appreciation rights related to the acquisition of 1,423 and 1,122 shares of common stock in the three month periods and 1,310 and 852 shares of common stock in the six month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
Subsequent Events
Subsequent events have been evaluated through February 9, 2010, the date the financial statements were issued.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The table below presents summarized unaudited pro forma results of operations as if FPR had been acquired effective at the beginning of the six month period ended December 31, 2008. No pro forma results are presented for the three months ended December 31, 2008 as the results of the acquired company are included in the actual three month results.

Six Months Ended
December 31, 2008

Net sales	$1,086,052
Income before income tax	61,698
Net income	39,071
Net income per share — diluted	$0.91
4.	GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for the period ended December 31, 2009, are as follows:

	Service Center Based	Fluid Power
	Distribution Segment	Business Segment
Balance at July 1, 2009	$63,108	$0	(a)	$63,108

Goodwill acquired during the year	82			82
Other, including currency	(90)			(90)

Balance at December 31, 2009	$63,100	$0		$63,100

(a)	Net of accumulated goodwill impairment losses of $36,605.
The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

		Accumulated	Net
December 31, 2009	Amount	Amortization	Book Value
Customer relationships	$65,272	$11,981	$53,291
Trade names	25,631	2,831	22,800
Vendor relationships	13,819	1,981	11,838
Non-competition agreements	4,380	1,285	3,095

Total Intangibles	$109,102	$18,078	$91,024

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

		Accumulated	Net
June 30, 2009	Amount	Amortization	Book Value
Customer relationships	$65,077	$8,693	$56,384
Trade names	25,576	1,879	23,697
Vendor relationships	13,750	1,442	12,308
Non-competition agreements	4,425	982	3,443

Total Intangibles	$108,828	$12,996	$95,832

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization of intangible assets is estimated to be as follows in the aggregate for the current fiscal year and each of the five succeeding fiscal years:

During Fiscal Years	Amount
2010	$10,200
2011	9,800
2012	9,300
2013	8,800
2014	7,600
2015	7,000

5.	DEBT
As of December 31, 2009, the Company has $50,000 outstanding on its committed revolving credit facility. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. In conjunction with this facility, on September 19, 2008, the Company entered into a two-year interest rate swap agreement to effectively convert $50,000 of variable-rate debt to fixed-rate debt at a fixed rate of 3.33%. At December 31, 2009, the weighted-average interest rate for the outstanding borrowings under this agreement along with the interest rate swap agreement was 3.33%. It is the Company’s intention to maintain a balance of at least $50,000 outstanding utilizing the one-month LIBOR borrowing option through September 19, 2010, the date on which the related cash flow hedge ends.
At December 31, 2009, the Company has a total of $75,000 in short-term debt outstanding, $50,000 is outstanding under the revolving credit facility and $25,000 is outstanding under a private placement borrowing which is due in November 2010. Based on current market rates for debt of similar maturities, the Company’s outstanding debt approximates fair value as of December 31, 2009.

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
Foreign Currency Exchange Rate Risk
In November 2000, the Company entered into two 10-year cross-currency swap agreements to manage its foreign currency risk exposure on private placement borrowings related to its wholly-owned Canadian subsidiary. The cross-currency swaps effectively convert $25,000 of debt, and the associated interest payments, from 7.98% fixed rate U.S. dollar denominated debt to 7.75% fixed rate Canadian dollar denominated debt. The terms of the two cross-currency swaps mirror the terms of the private placement borrowings. One of the cross-currency swaps with a notional amount of $20,000 is designated as a cash flow hedge. For the six months ended December 31, 2009, there was no ineffectiveness of this cross-currency swap. The unrealized losses on this swap are included in accumulated other comprehensive loss and the corresponding fair value is included in other current liabilities at December 31, 2009 and other liabilities at June 30, 2009 in the condensed consolidated balance sheets.
The other cross-currency swap with a notional amount of $5,000 is not designated as a hedging instrument under hedge accounting provisions. The balance sheet classification for the fair value of this contract is other current liabilities at December 31, 2009 and other liabilities at June 30, 2009. The income statement classification for the fair value of this swap is to other expense (income), net for both unrealized gains and losses.
Interest Rate Risk
Effective September 19, 2008, the Company entered into a two-year agreement for a $50,000 interest rate swap to effectively convert $50,000 of its variable-rate debt to fixed-rate debt at a rate of 3.33%. This instrument has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in interest payments attributable to changes in the benchmark one-month LIBOR interest rates. For the six months ended December 31, 2009, there was no ineffectiveness of this interest rate swap contract. The unrealized loss on this interest rate swap is included in accumulated other comprehensive loss and the corresponding fair value is included in other current liabilities at December 31, 2009 and other liabilities at June 30, 2009 in the condensed consolidated balance sheets. Based upon market valuations at December 31, 2009, approximately $600 of expense is expected to be reclassified into the condensed statement of consolidated income over the next nine months, as cash flow payments are made in accordance with the interest rate swap agreement.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following table summarizes the fair value of derivative instruments as recorded in the condensed consolidated balance sheets:

	Fair Value at	Fair Value at
	December 31,	June 30,
	2009	2009

Derivatives designated as cash flow hedging instruments:
Cross-currency swap	$9,489	$6,689
Interest rate swap	978	1,381

Total derivatives designated as hedging instruments	$10,467	$8,070

Derivative not designated as a hedging instrument — Cross-currency swap:	$2,372	$1,672

Total Derivatives	$12,839	$9,742

The amounts shown in the table above were included in other current liabilities as of December 31, 2009 and in other liabilities in the condensed consolidated balance sheet as of June 30, 2009.
The following table summarizes the effects of derivative instruments on income and other comprehensive income (“OCI”) for the three and six months ended December 31, 2009 and 2008 (amounts presented exclude income tax effects):

					Amount of Gain (Loss) Reclassified from
	Amount of Gain (Loss) Recognized in OCI on				Accumulated OCI into Income (Effective
Derivatives in Cash	Derivatives (Effective Portion)				Portion), Included in Interest Expense, net
Flow Hedging	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Relationships	2009	2008	2009	2008	2009	2008	2009	2008

Cross-currency swap	$(496)	$3,536	$(2,800)	$4,871
Interest rate swap	271	(1,957)	403	(1,723)	$(355)	$(46)	$(706)	$(46)

Total	$(225)	$1,579	$(2,397)	$3,148	$(355)	$(46)	$(706)	$(46)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Amount of Gain (Loss) Recognized in Income on Derivative, Included
	in Other Expense (Income), net
Derivative Not Designated	Three Months Ended		Six Months Ended
as Hedging Instrument	2009	2008	2009	2008

Cross-currency swap	$(124)	$884	$(700)	$1,218
7.	FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value are as follows at December 31, 2009:

		Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Recorded Value	Level 1	Level 2	Level 3

Assets:
Marketable securities	$9,660	$9,660

Liabilities:
Cross-currency swaps	$11,861		$11,861
Interest rate swap	978		978

Total Liabilities	$12,839		$12,839

Marketable securities in the above table are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets. The fair values were derived using quoted market prices.
At December 31, 2009, the liabilities are included in other current liabilities on the condensed consolidated balance sheet; these liabilities were included in other liabilities at June 30, 2009.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
8.	COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended
	December 31,
	2009	2008
Net income	$10,487	$16,194
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of income tax of $134 and $(917)	314	(1,520)
Reclassification of interest expense on cash flow hedge into income, net of income tax of $135	221
Reclassification of pension and postemployment expense into income, net of income tax of $169	276
Foreign currency translation adjustment, net of income tax of $30 and $(1,556)	2,944	(18,542)
Unrealized gain (loss) on investment securities available for sale, net of income tax of $3 and $(68)	9	(115)

Total comprehensive income (loss)	$14,251	$(3,983)

	Six Months Ended
	December 31,
	2009	2008
Net income	$21,674	$38,730
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of income tax of $(678) and $(1,071)	(1,487)	(1,749)
Reclassification of interest expense on cash flow hedge into income, net of income tax of $268	438
Reclassification of pension and postemployment expense into income, net of income tax of $338	552
Foreign currency translation adjustment, net of income tax of $17 and $(2,300)	1,750	(23,482)
Unrealized gain (loss) on investment securities available for sale, net of income tax of $11 and $(145)	28	(240)

Total comprehensive income	$22,955	$13,259

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

9.	BENEFIT PLANS
The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

			Retiree Health Care
	Pension Benefits		Benefits
Three Months Ended December 31,	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$144	$535	$13	$10
Interest cost	673	625	65	57
Expected return on plan assets	(88)	(109)
Recognized net actuarial loss (gain)	231	228	(22)	(31)
Amortization of prior service cost	199	172	37	30

Net periodic benefit cost	$1,159	$1,451	$93	$66

			Retiree Health Care
	Pension Benefits		Benefits
Six Months Ended December 31,	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$287	$1,069	$26	$21
Interest cost	1,347	1,250	130	114
Expected return on plan assets	(176)	(218)
Recognized net actuarial loss (gain)	462	456	(44)	(63)
Amortization of prior service cost	399	344	74	59

Net periodic benefit cost	$2,319	$2,901	$186	$131

The Company contributed $1,286 to its pension benefit plans and $33 to its retiree health care plans in the six months ended December 31, 2009. Expected contributions for all of fiscal 2010 are $1,700 for the pension benefit plans and $200 for retiree health care plans.

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
Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Three Months Ended December 31, 2009
Net sales	$366,373	$79,880	$446,253
Operating income for reportable segments	16,340	5,477	21,817
Depreciation	2,306	535	2,841
Capital expenditures	1,599	62	1,661

Three Months Ended December 31, 2008
Net sales	$406,729	$95,683	$502,412
Operating income for reportable segments	19,497	6,713	26,210
Depreciation	2,679	578	3,257
Capital expenditures	2,244	344	2,588

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Six Months Ended December 31, 2009
Net sales	$729,682	$154,314	$883,996
Operating income for reportable segments	33,602	8,775	42,377
Assets used in the business	633,457	192,683	826,140
Depreciation	4,690	1,080	5,770
Capital expenditures	2,671	280	2,951

Six Months Ended December 31, 2008
Net sales	$877,026	$169,292	$1,046,318
Operating income for reportable segments	49,129	12,803	61,932
Assets used in the business	637,265	250,463	887,728
Depreciation	5,441	832	6,273
Capital expenditures	3,310	955	4,265

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Operating income for reportable segments	$21,817	$26,210	$42,377	$61,932
Adjustment for:
Amortization of intangibles	2,571	2,734	5,047	4,135
Corporate and other expense (income), net	343	(5,331)	786	(8,385)

Total operating income	18,903	28,807	36,544	66,182
Interest expense, net	1,333	1,302	2,547	1,987
Other expense (income), net	58	2,225	(245)	3,040

Income before income taxes	$17,512	$25,280	$34,242	$61,155

The change in corporate and other (income) expense, net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.
Amortization expense is not included in operating income for reportable segments; but is included in selling, distribution and administrative expenses in the condensed statements of consolidated income. Amortization expense for the Fluid Power Businesses segment was $2,063 and $2,183 for the three month periods and $4,126 and $3,000 for the six month periods ended December 31, 2009 and 2008, respectively. Amortization expense for the Service Center Based Distribution segment was $508 and $551 for the three month periods and $921 and $1,135 for the six month periods ended December 31, 2009 and 2008, respectively.
Net sales by geographic area are based on the location of the company making the sale and are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Geographic Location:
United States	$384,851	$435,237	$763,584	$906,162
Canada	48,947	53,066	96,785	110,584
Mexico	12,455	14,109	23,627	29,572

Total	$446,253	$502,412	$883,996	$1,046,318

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
11.	OTHER EXPENSE (INCOME), NET
Other expense (income), net, consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(325)	$1,404	$(1,279)	$2,420
Foreign currency transaction (gains) losses	115	1,592	87	1,627
Unrealized loss (gain) on cross-currency swap	124	(884)	700	(1,218)
Other, net	144	113	247	211

Total other expense (income), net	$58	$2,225	$(245)	$3,040

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2009 and 2008, and of consolidated cash flows for the six-month periods ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
February 9, 2010

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Applied Industrial Technologies (“Applied”, the “Company”, “We”, “Us” or “Our”) is an industrial distributor that offers parts critical to the operations of MRO and OEM customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power shop, mechanical and fabricated rubber services. As an authorized distributor for more than 2,000 manufacturers, we offer access to approximately 3 million stock keeping units (“SKUs”). A large portion of our business is selling replacement parts to manufacturers and other industrial concerns for repair or maintenance of machinery and equipment. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2010, business was conducted in the United States, Canada, Mexico and Puerto Rico from 463 facilities.
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
Overview
Consolidated net sales for the quarter ended December 31, 2009 decreased $56.2 million or 11.2% compared to the prior year quarter. Operating margin declined to 4.2% of net sales from 5.7% for the prior year quarter and net income decreased $5.7 million or 35.2% compared to the prior year quarter. Shareholders’ equity at December 31, 2009 was $522.2 million. The current ratio moved to 2.3 to one from 3.4 to one at June 30, 2009 as $75.0 million of outstanding debt was reclassified to short-term.
Applied monitors several economic indices that have been key indicators for industrial economic activity. These include the Manufacturing Index published by the Institute for Supply Management (“ISM”), and the Industrial Production and Manufacturing Capacity Utilization (“MCU”) indices published by the Federal Reserve Board. Historically our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery and require replacement parts. Our sales tend to lag the MCU on the upswing by up to six months and moves closer in alignment with the declines.
These indices tend to support the assertion that the overall economy may have hit bottom. The Industrial Production index hit 100.3 in December, up from 98.9 in September. The MCU also improved quarter over quarter hitting 68.6 in December, its highest mark since December of 2008. The ISM Manufacturing Index increased to 55.9 in December compared to 52.6 in September.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
While December was the first month in over a year where sales increased over the previous year, and while the economic indices are looking more positive, we still believe that the economic recovery will be slow throughout calendar 2010. This is based on our observation that the economy appears to be slow to add jobs, and we believe this will lead to weak consumer demand for products and services. Our sales per day increased 3.0% in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010, again indicating a slight uptick that correlates with these indices.
The number of Company associates was 4,550 at December 31, 2009, and 5,203 at December 31, 2008. The net reduction of 653 associates is attributable to the economic slowdown and reflects the impact of company-wide reductions in workforce and deferral of replacements for normal associate attrition. Our operating facilities totaled 463 at December 31, 2009 compared to 474 at December 31, 2008.
Results of Operations
Three Months Ended December 31, 2009 and 2008
During the quarter ended December 31, 2009, net sales decreased $56.2 million or 11.2% compared to the prior year quarter, reflecting decreased net sales in same-store business. The number of selling days for the quarters ended December 31, 2009 and 2008 were 62 days each.
Net sales from our Service Center Based Distribution segment decreased $40.4 million or 9.9% during the quarter ended December 31, 2009 from the same period in the prior year, attributed to declines in our same-store business.
Net sales from our Fluid Power Businesses segment decreased $15.8 million or 16.5% during the quarter from the same period in the prior year, attributed to declines in same-store business. Our Fluid Power Resource, LLC (“FPR”) acquisition is fully included in both the current year and prior year quarters as it was acquired in August of 2008.
From a geographic perspective, sales from our U.S. operations were down $50.4 million or 11.6%. Sales from our Canadian operations decreased $4.1 million or 7.8%, which includes $3.4 million of favorable foreign currency translation. Our Mexican operations decreased $1.7 million or 11.7%, which includes $1.3 million attributable to unfavorable foreign currency translation.
During the quarter ended December 31, 2009, industrial products and fluid power products accounted for 72.3% and 27.7%, respectively, of net sales as compared to 72.1% and 27.9%, respectively, for the same period in the prior year.
Our gross profit margin decreased to 26.2% compared to the prior year’s 27.0%. This decline is due to lower point-of-sale pricing from greater price competition in the marketplace. Other items impacting gross profit margins were supplier purchasing incentives and LIFO layer liquidations, explained more fully in the following paragraphs. While these items largely offset in the current quarter no assurance can be given this will continue.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Given the reductions in sales over the past 15 months and our focus on asset management, we have undertaken an inventory management program which we expect will result in a decrease of over $75.0 million in inventory levels by June 30, 2010 from the June 30, 2009 levels. We do not believe the inventory management program will impact our customer service or order fulfillment. The program calls for a decreased level of inventory purchases which will result in a significantly lower level of current year purchase incentives from suppliers. Inventory purchase incentives flow into the income statement as inventory is sold to customers. The current year inventory purchase incentive reductions have negatively impacted gross profit margins and will continue to do so as we proceed through the remainder of this fiscal year. Additionally, the inventory reductions will result in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The impact of these liquidations is having a positive impact on our margins. Through December 31, 2009, the impacts of these two items have largely offset each other in our condensed consolidated income statements. While we expect this to continue for the remainder of fiscal 2010, no assurance can be given that this will happen.
The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. The Company is estimating inventory reductions in certain U.S. LIFO inventory pools of approximately $75.0 million (at current cost) during fiscal year 2010 which would result in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.
We recorded LIFO income of $1.8 million during the quarter ended December 31, 2009 which reduced the overall LIFO reserve by the same amount. If inventory levels had remained constant with the June 30, 2009 levels, the Company would have recorded LIFO expense of $3.9 million in the three-months ended December 31, 2009. The effect of LIFO layer liquidations during the current quarter increased gross profit by $5.7 million. There were no comparable LIFO layer liquidations recorded for the quarter ended December 31, 2008.
Selling, distribution and administrative expense (“SD&A”) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 22.0% of net sales in the quarter ended December 31, 2009 compared to 21.2% in the prior year quarter. On an absolute basis, SD&A decreased $8.7 million or 8.1% compared to the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Associate compensation and benefits were down $6.4 million or 8.2%. This decline is largely driven by the impact of company-wide reductions in workforce and deferral of replacements for normal associate attrition, as our associate count is down approximately 13% from the prior year period. Other SD&A costs were down $2.3 million or 7.9% primarily reflecting deferral of discretionary spending and facility mergers and closures. The number of operating facilities open as of December 31, 2009 is down 11 or 2.3% from the prior year period.
Operating income decreased 34.4% to $18.9 million during the quarter compared to $28.8 million during the prior year quarter. Operating income as a percentage of sales for the Service Center Based Distribution segment declined from 4.8% in the prior year quarter to 4.5% in the current year quarter. The Fluid Power Businesses operating margins declined slightly from 7.0% to 6.9% in the comparable periods. These changes are primarily driven by lower gross profit margins as well as the deleveraging impacts of lower sales volumes.
Other expense (income), net was $0.1 million expense for the quarter ended December 31, 2009 compared to expense of $2.2 million in the prior year quarter. The prior year quarter included $1.4 million in unrealized losses on investments held by non-qualified deferred compensation trusts. The market value of these investments recovered somewhat this year resulting in a $0.3 million unrealized gain for the quarter ended December 31, 2009. The prior year quarter included $1.6 million in foreign currency transaction losses as compared to $0.1 million in the current year. The prior year quarter included $0.9 million in unrealized gains on a cross-currency swap as compared to $0.1 million unrealized loss in the current year.
The effective income tax rate was 40.1% for the quarter ended December 31, 2009 compared to 35.9% for the quarter ended December 31, 2008. During the quarter, we determined $0.6 million in specific foreign deferred tax assets would not be realized and, as such, they were expensed.
As a result of the factors addressed above, net income decreased $5.7 million or 35.2% compared to the prior year quarter. Net income per share was $0.24 per share for the quarter ended December 31, 2009, compared to $0.38 in the prior year quarter.
Six Months Ended December 31, 2009 and 2008
During the six months ended December 31, 2009, net sales decreased $162.3 million or 15.5% compared to the same period in the prior year, reflecting decreased net sales in same-store business. Net sales from acquisitions accounted for additional sales of approximately $25.3 million in the current six month period. The number of selling days for the six months ended December 31, 2009 and 2008 were 126 days each.
Net sales from our Service Center Based Distribution segment decreased $147.3 million or 16.8% during the six months ended December 31, 2009 from the same period in the prior year, attributed to declines in our same-store business.
Net sales from our Fluid Power Businesses segment decreased $15.0 million or 8.8% during the six months from the same period in the prior year. Our FPR acquisition added $23.1 million in sales for the first two months of fiscal 2010 while our same-store business declined $38.1 million or 22.5% year-to-date.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
From a geographic perspective, sales from our U.S. operations were down $142.6 million or 15.7%. Sales from our Canadian operations decreased $13.8 million or 12.5%, with approximately $0.5 million attributable to foreign currency translation. Our Mexican operations decreased $5.9 million or 20.1% of which approximately $4.7 million is attributable to foreign currency translation.
During the six months ended December 31, 2009, industrial products and fluid power products accounted for 72.9% and 27.1%, respectively, of net sales as compared to 74.8% and 25.2%, respectively, for the same period in the prior year. Acquisitions in our Fluid Power Businesses segment account for the shift in product mix.
Our gross profit margin decreased to 26.3% compared to the prior year’s 26.9%. This decline is due to lower point-of-sale pricing from greater price competition in the marketplace. Other items impacting gross profit margins were supplier purchasing incentives and LIFO layer liquidations, explained more fully in the following paragraphs. While these items largely offset in the current year six month period no assurance can be given this will continue.
Given the reductions in sales over the past 15 months and our focus on asset management, we have undertaken an inventory management program which we expect will result in a decrease of over $75.0 million in inventory levels by June 30, 2010 from the June 30, 2009 levels. We do not believe the inventory management program will impact our customer service or order fulfillment. The program calls for a decreased level of inventory purchases which will result in a significantly lower level of current year purchase incentives from suppliers. Inventory purchase incentives flow into the income statement as inventory is sold to customers. The current year inventory purchase incentive reductions have negatively impacted gross profit margins and will continue to do so as we proceed through the remainder of this fiscal year. Additionally, the inventory reductions will result in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The impact of these liquidations is having a positive impact on our margins. Through December 31, 2009, the impacts of these two items have largely offset each other in our condensed consolidated income statements. While we expect this to continue for the remainder of fiscal 2010, no assurance can be given that this will happen.
The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. The Company is estimating inventory reductions in certain U.S. LIFO inventory pools of approximately $75.0 million (at current cost) during fiscal year 2010 which would result in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We recorded LIFO income of $2.5 million during the six months ended December 31, 2009 which reduced the overall LIFO reserve by the same amount. If inventory levels had remained constant with the June 30, 2009 levels, the Company would have recorded LIFO expense of $7.5 million for the six-months ended December 31, 2009. The effect of LIFO layer liquidations during the six months ended December 31, 2009 increased gross profit by $10.0 million. There were no comparable LIFO layer liquidations recorded for the six months ended December 31, 2008.
SD&A was 22.1% of net sales in the six months ended December 31, 2009 compared to 20.6% in the prior year period. On an absolute basis, SD&A decreased $19.5 million or 9.1% compared to the prior year period. Acquisitions added $6.9 million of SD&A in the current six month period, including additional amortization expense of $1.4 million.
Associate compensation and benefits were down approximately $16.7 million (excluding the impact of additional SD&A from companies acquired and not included in the full prior period). This decline is largely driven by the impact of company-wide reductions in workforce and deferral of replacements for normal associate attrition, as our associate count is down approximately 13% from the prior year period. Other SD&A costs were down $9.3 million (excluding the impact of additional SD&A from companies acquired and not included in the full prior period) primarily reflecting deferral of discretionary spending and facility mergers and closures. The number of operating facilities open as of December 31, 2009 is down 11 or 2.3% from the prior year period.
Operating income decreased 44.8% to $36.5 million during the period compared to $66.2 million during the prior year period. Operating income as a percentage of sales for the Service Center Based Distribution segment declined from 5.6% in the prior year period to 4.6% in the current year period. The Fluid Power Businesses saw operating margins decline from 7.6% to 5.7% in the comparable periods. These changes are primarily driven by lower gross profit margins as well as the deleveraging impacts of lower sales volumes.
Interest expense, net for the current period increased $0.6 million from the same period in the prior year. Lower invested cash balances and lower interest rates on invested cash contributed to a reduction in interest income of $0.7 million for the period.
Other expense (income), net was $0.2 million income for the six months ended December 31, 2009 compared to expense of $3.0 million in the prior year. The prior year period included $2.4 million of unrealized losses on investments held by non-qualified deferred compensation trusts. The market value of these investments recovered somewhat this year resulting in a $1.3 million unrealized gain recorded in the six months ended December 31, 2009. The prior year six month period included $1.6 million in foreign currency transaction losses as compared to $0.1 million in the current year. The prior year six month period included $1.2 million in unrealized gains on a cross-currency swap as compared to $0.7 million unrealized loss in the current year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The effective income tax rate was 36.7% for the six months ended December 31, 2009 and December 31, 2008.
As a result of the factors addressed above, net income decreased $17.1 million or 44.0% compared to the prior year period. Net income per share was $0.51 per share for the six months ended December 31, 2009, compared to $0.90 in the prior year.
Liquidity and Capital Resources
Net cash provided by operating activities for the six months ended December 31, 2009 was $95.7 million. This compares to $32.5 million provided by operating activities in the same period a year ago. Cash flow improvements in the current year were driven primarily by a $52.8 million reduction in inventories compared to a build of inventory in the first half of fiscal 2009. We expect to continue to reduce our inventory for the remainder of fiscal 2010 and are projecting a cumulative reduction of at least $75.0 million.
Net cash used in investing activities during the current year of $2.6 million was primarily used for capital expenditures. In the first half of fiscal 2009, we used $176.0 million in investing activities, $172.0 million for acquisitions and $4.3 million for capital expenditures.
Net cash used in financing activities was $17.2 million for the six months ended December 31, 2009. Through the first half of fiscal 2010, we repaid a net $5.0 million under our revolving credit facility and we paid dividends of $12.7 million. In the prior year, financing activities provided $97.6 million of cash as we borrowed a net $111.0 million on our revolving credit facility primarily associated with the FPR acquisition. This was partially offset by dividend payments of $12.7 million in the first half of fiscal 2009. We did not repurchase shares of treasury stock in the first half of fiscal 2010; however, in the first half of fiscal 2009, we acquired 68,000 shares for $1.2 million.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had $50.0 million of borrowings outstanding under this facility at December 31, 2009. The weighted average interest rate on the outstanding balance along with the related interest rate swap agreement was 3.33% at December 31, 2009. We intend to maintain a balance of at least $50.0 million outstanding on the revolving credit facility, utilizing the one-month LIBOR borrowing option though September 19, 2010, per the terms of the interest rate swap agreement. At December 31, 2009, unused lines under this facility, net of outstanding letters of credit, total $93.9 million and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Insurance Company that enables us to borrow up to $100.0 million in additional long-term financing at the Company’s discretion with terms of up to fifteen years. This agreement expires in March 2010, and it is our intention to renew this agreement. At December 31, 2009, there were no outstanding borrowings under this agreement. We believe in the current borrowing environment, that any funds drawn down under this facility would carry interest rates in the 5.0% to 6.0% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Debt classified as short-term is made up of $50.0 million outstanding on our revolving credit agreement and $25.0 million of private placement debt which matures in November 2010.
The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire shares of common stock in the quarter ended December 31, 2009. At December 31, 2009, we had authorization to repurchase an additional 997,100 shares.
Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of short-term debt, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength, however any additional debt may be at higher rates than the Company is currently paying under the revolving credit facility.
Critical Accounting Policies
The Goodwill and Intangibles Critical Accounting Policy has been updated and expanded as follows.
Goodwill and Intangibles
Goodwill is recognized as the amount by which the cost of an acquired entity exceeds the net amount assigned to assets acquired and liabilities assumed. As part of purchase accounting, we also recognize acquired intangible assets such as customer relationships, vendor relationships, trade names, and non-competition agreements apart from goodwill. Intangibles are evaluated for impairment when changes in conditions indicate carrying value may not be recoverable. We evaluate goodwill for impairment at least annually. This evaluation requires significant judgment by management, including estimated future operating results, estimated future cash flows, the long-term rate of growth of our business, and determination of an appropriate discount rate. While we use available information to prepare the estimates and evaluations, actual results could differ significantly. For example, a worsening of economic conditions beyond those assumed in an impairment analysis could impact the estimates of future growth and result in an impairment charge in a future period. Any resulting impairment charge could be viewed as having a material adverse impact on our financial condition and results of operations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Over the course of our second, third and fourth quarters of fiscal 2009 the U.S. and global economy was increasingly and severely affected by dramatic deterioration in financial institutions and markets and their corresponding impact on the U.S. and global economies, industrial production and customer demand. As the business and industrial economies steadily worsened throughout our second, third and fourth quarters of fiscal 2009, we made revisions to our internal operating plans and financial forecasts. As we experienced an acceleration in the rate of decline in our sales throughout this period, we took actions to reduce operating costs including reductions in our workforce during our third and fourth quarters. With each quarter we gained a better understanding of the full impact of the unfolding financial crisis on our business, including FPR which was acquired on August 29, 2008 and revised our outlook accordingly.
During the fourth quarter of fiscal 2009, the Company performed an interim goodwill impairment test since our current operating results and expected future market conditions had deteriorated from when we performed our annual goodwill impairment testing during our third quarter. We utilized information from our annual financial planning process completed in the fourth quarter, reviewed external economic forecasts published in the fourth quarter, considered continuing declines in key economic indices that correlate with our business, and considered the continuing declines in sales and operating results experienced in the third and fourth quarters compared to our previous forecasts and projections. We deemed the business climate to have dramatically changed and adjusted our longer term outlook for recovery of operating results to reflect our belief it would take longer and be more gradual than initially forecast.
As a result of this fourth quarter test, the Company determined that all of the goodwill associated with the Fluid Power Businesses segment was impaired as of June 30, 2009 ( previously during the annual impairment testing during our third quarter we concluded that there was no goodwill impairment). Virtually all of the goodwill in the Fluid Power Businesses segment related to the FPR acquisition in August 2008. Actual sales and cash flow operating results for the FPR companies deteriorated throughout the fiscal year, and for the fourth quarter of fiscal 2009 were 44% and 82%, respectively, below what was originally projected and forecast. The internal financial forecast developed in our fiscal fourth quarter assumed recovery of operating results and cash flow levels achieved by the Fluid Power Businesses before the economic downturn would not occur within the following five fiscal years. Accordingly, the Company recognized an impairment charge of $36.6 million for goodwill in the fourth quarter of fiscal 2009, which decreased net income by $23.0 million and earnings per share by $0.54.
In addition, the Company performed an impairment analysis of its intangible assets and noted no further impairment.
As of June 30 and December 31, 2009, all goodwill remaining on our consolidated financial statements is related to the Service Center Based Distribution segment. We believe the fair value of this segment is well in excess of its carrying value.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “expect,” “expected,” “expectation,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “anticipate,” “intention,” “estimated,” “would be,” “project,” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; the impact of current economic conditions on the collectibility of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; changes in the prices for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; competitive pressures; the cost of products and energy and other operating costs; disruption of our information systems; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; risks related to legal proceedings to which we are a party; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; the impact of our inventory management program on order fulfillment and our gross profit margin; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; adverse regulation and legislation, including potential changes in tax regulations (e.g., those affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discuss certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2009.

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
Interest Rate Risk
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit facility and interest rate swaps. At December 31, 2009, the Company had $50.0 million outstanding in variable rate borrowings under its committed revolving credit facility. In conjunction with this facility, on September 19, 2008, the Company entered into a two-year interest rate swap agreement to effectively convert $50.0 million of variable-rate debt to fixed-rate debt at a fixed rate of 3.33%. At December 31, 2009, there is effectively no variable rate debt outstanding under the revolving credit facility. In the current borrowing environment, we believe any borrowings beyond the amounts available under the revolving credit facility would carry interest rates higher than our current borrowing rates under that facility.
The Company also has $25.0 million of debt outstanding at fixed interest rates at December 31, 2009 which is scheduled for repayment in November 2010.
Foreign Currency Risk
Since we operate internationally and 13.6% of our year-to-date net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive loss in consolidated shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of other expense (income), net.

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
The Canadian and Mexican foreign exchange rates to the U.S. dollar increased by approximately 3% and 2% respectively, since the beginning of the fiscal year. In the six months ended December 31, 2009, we experienced foreign currency translation gains, totaling $1.8 million, net of tax, which were included in accumulated other comprehensive loss.
A 10% strengthening of the U.S. dollar from the levels at December 31, 2009 relative to foreign currencies that affect the Company would have resulted in a $0.5 million decrease in net income for the six months ended December 31, 2009. A 10% weakening of the U.S. dollar from the levels at December 31, 2009 would have resulted in a $0.5 million increase in net income for the six months ended December 31, 2009.

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
During the second quarter of fiscal 2010, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended December 31, 2009 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1)
October 1, 2009 to October 31, 2009	-0-	-0-	-0-	997,100
November 1, 2009 to November 30, 2009	-0-	-0-	-0-	997,100
December 1, 2009 to December 31, 2009	-0-	-0-	-0-	997,100
Total	-0-	-0-	-0-	997,100

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Shareholders held on October 20, 2009, there were 42,318,184 shares of common stock entitled to vote. The shareholders voted on the matters submitted to the meeting as follows:
1.	Election of four persons to be directors of Class I for a term of three years:

	For	Withheld

Thomas A. Commes	39,152,703	512,906
Peter A. Dorsman	39,064,021	601,588
J. Michael Moore	39,084,287	581,322
Jerry Sue Thornton	38,909,730	755,879
The terms of the Class II directors, including William G. Bares, Edith Kelly-Green and Stephen E. Yates and the Class III directors, including L. Thomas Hiltz, John F. Meier, David L. Pugh and Peter C. Wallace, continued after the meeting.
2.	Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending June 30, 2010.

For	Withheld	Abstain

38,590,490	1,021,230	53,889

ITEM 6.	Exhibits.

Exhibit No.	Description

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

4.7	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: February 9, 2010	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: February 9, 2010	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2009

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

4.7	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions.	Attached

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