Form 10-Q
period 2010-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2010-05-07
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2010
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
Shares of common stock outstanding on April 15, 2010 42,337,968 (No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM I:	Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Sales	$486,141	$451,647	$1,370,137	$1,497,965
Cost of Sales	355,785	329,401	1,007,432	1,094,192

	130,356	122,246	362,705	403,773
Selling, Distribution and Administrative, including depreciation	103,319	101,227	299,124	316,572

Operating Income	27,037	21,019	63,581	87,201
Interest Expense, net	1,374	1,183	3,921	3,170
Other (Income) Expense, net	(397)	83	(642)	3,123

Income Before Income Taxes	26,060	19,753	60,302	80,908
Income Tax Expense	9,535	8,193	22,103	30,618

Net Income	$16,525	$11,560	$38,199	$50,290

Net Income Per Share — Basic	$0.39	$0.27	$0.90	$1.19

Net Income Per Share — Diluted	$0.39	$0.27	$0.89	$1.17

Cash dividends per common share	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding for basic computation	42,321	42,244	42,298	42,292

Dilutive effect of potential common shares	581	418	514	508

Weighted average common shares outstanding for diluted computation	42,902	42,662	42,812	42,800

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$156,266	$27,642
Accounts receivable, less allowances of $6,561 and $6,464	238,713	198,792
Inventories	174,330	254,690
Other current assets	21,179	44,470

Total current assets	590,488	525,594
Property, less accumulated depreciation of $137,248 and
$131,274	58,200	62,735
Intangibles, net	88,505	95,832
Goodwill	63,230	63,108
Other assets	66,284	62,059

TOTAL ASSETS	$866,707	$809,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$97,421	$80,655
Short-term debt	75,000	5,000
Compensation and related benefits	44,836	34,695
Other current liabilities	55,374	36,206

Total current liabilities	272,631	156,556
Long-term debt		75,000
Postemployment benefits	43,870	43,186
Other liabilities	17,325	26,484

TOTAL LIABILITIES	333,826	301,226

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	141,003	136,895
Income retained for use in the business	580,032	560,574
Treasury shares — at cost (11,900 and 11,929 shares)	(191,947)	(191,518)
Accumulated other comprehensive loss	(6,207)	(7,849)

TOTAL SHAREHOLDERS’ EQUITY	532,881	508,102

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$866,707	$809,328

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$38,199	$50,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,613	9,622
Amortization of intangibles	7,555	6,952
Amortization of stock options and appreciation rights	2,644	3,582
Gain on sale of property	(104)	(215)
Treasury shares contributed to employee benefit and deferred compensation plans and other share-based compensation	1,534	336
Changes in operating assets and liabilities, net of acquisitions	97,079	(14,864)
Other, net	500	(1,204)

Net Cash provided by Operating Activities	156,020	54,499

Cash Flows from Investing Activities
Property purchases	(4,163)	(5,377)
Proceeds from property sales	443	416
Net cash paid for acquisition of businesses, net of cash acquired	(100)	(172,170)

Net Cash used in Investing Activities	(3,820)	(177,131)

Cash Flows from Financing Activities
Net short-term (repayments) borrowings under revolving credit facility	(5,000)	50,000
Borrowings under revolving credit facility classified as long-term		50,000
Purchases of treasury shares	(2,738)	(1,210)
Dividends paid	(19,054)	(19,037)
Excess tax benefits from share-based compensation	1,383	308
Exercise of stock options and appreciation rights	873	269
Other		(1,119)

Net Cash (used in) provided by Financing Activities	(24,536)	79,211

Effect of Exchange Rate Changes on Cash	960	(10,193)

Increase (decrease) in cash and cash equivalents	128,624	(53,614)
Cash and cash equivalents at beginning of period	27,642	101,830

Cash and Cash Equivalents at End of Period	$156,266	$48,216

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2010, and the results of its operations for the three and nine month periods ended March 31, 2010 and 2009 and its cash flows for the nine months ended March 31, 2010 and 2009, have been included. The condensed consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.
Operating results for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2010.
The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. The Company estimates reductions of approximately $83,000 (at current cost) in its U.S. bearings products and U.S. drives products LIFO pools during fiscal year 2010 which would result in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.
The Company recorded a LIFO benefit that reduced cost of goods sold by $4,800 and $7,300 during the three and nine months ended March 31, 2010, respectively, and reduced the overall LIFO reserve by the same amount. If inventory levels had remained constant with the June 30, 2009 levels, the Company would have recorded LIFO expense of $4,800 in the three-months ended March 31, 2010 and $12,300 for the nine-months ended March 31, 2010. The overall effect of LIFO layer liquidations during the three and nine months ended March 31, 2010, increased gross profit by $9,600 and $19,600, respectively. There were no comparable LIFO layer liquidations recorded for the prior year periods ended March 31, 2009.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.	ACCOUNTING POLICIES
New Accounting Pronouncement
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
Newly Adopted Accounting Pronouncement
On January 1, 2010, the Company adopted new accounting guidance that is included in ASC Topic 820, “Fair Value Measurements and Disclosures”. This guidance requires the Company to disclose the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers and the reasons for any transfers in or out of Level 3 of the fair value hierarchy. In addition, the guidance clarifies certain existing disclosure requirements. This standard did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements.
Antidilutive Common Stock Equivalents
In the three month and nine month periods ended March 31, 2010 and 2009, respectively, stock options and stock appreciation rights related to the acquisition of 782 and 1,242 shares of common stock in the three month periods and 1,346 and 1,098 shares of common stock in the nine month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The table below presents summarized unaudited pro forma results of operations as if FPR had been acquired effective at the beginning of the nine month period ended March 31, 2009. No pro forma results are presented for the three months ended March 31, 2009 as the results of the acquired company are included in the actual three month results.

Nine Months Ended
March 31, 2009

Net sales	$1,537,699
Income before income tax	81,451
Net income	50,631
Net income per share — diluted	$1.18
4.	GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for the period ended March 31, 2010 are as follows by segment:

	Service Center Based	Fluid Power
	Distribution	Businesses		Total
Balance at July 1, 2009	$63,108	$0	(a)	$63,108

Goodwill acquired during the year	82			82
Other, including currency	40			40

Balance at March 31, 2010	$63,230	$0		$63,230

(a)	Net of accumulated goodwill impairment losses of $36,605.
The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

		Accumulated	Net
March 31, 2010	Amount	Amortization	Book Value
Customer relationships	$65,310	$13,657	$51,653
Trade names	25,651	3,306	22,345
Vendor relationships	13,843	2,248	11,595
Non-competition agreements	4,397	1,485	2,912

Total Intangibles	$109,201	$20,696	$88,505

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

		Accumulated	Net
June 30, 2009	Amount	Amortization	Book Value
Customer relationships	$65,077	$8,693	$56,384
Trade names	25,576	1,879	23,697
Vendor relationships	13,750	1,442	12,308
Non-competition agreements	4,425	982	3,443

Total Intangibles	$108,828	$12,996	$95,832

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization of intangible assets is estimated to be as follows in the aggregate for the current fiscal year and each of the five succeeding fiscal years:

During Fiscal Years	Amount
2010	$10,100
2011	9,900
2012	9,300
2013	8,800
2014	7,600
2015	7,100
5.	DEBT
As of March 31, 2010, the Company has $50,000 outstanding on its committed revolving credit facility. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. In conjunction with this facility, on September 19, 2008, the Company entered into a two-year interest rate swap agreement to effectively convert $50,000 of variable-rate debt to fixed-rate debt at a fixed rate of 3.3%. At March 31, 2010, the weighted-average interest rate for the outstanding borrowings under this agreement along with the interest rate swap agreement was 3.3%. It is the Company’s intention to maintain a balance of at least $50,000 outstanding utilizing the one-month LIBOR borrowing option through September 19, 2010, the date on which the related cash flow hedge ends.
At March 31, 2010, the Company has a total of $75,000 in short-term debt outstanding, $50,000 is outstanding under the revolving credit facility and $25,000 is outstanding under a private placement borrowing which is due in November 2010. Based on current market rates for debt of similar maturities, the Company’s outstanding debt approximates fair value as of March 31, 2010.

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
Foreign Currency Exchange Rate Risk
In November 2000, the Company entered into two 10-year cross-currency swap agreements to manage its foreign currency risk exposure on private placement borrowings related to its wholly-owned Canadian subsidiary. The cross-currency swaps effectively convert $25,000 of debt, and the associated interest payments, from 7.98% fixed rate U.S. dollar denominated debt to 7.75% fixed rate Canadian dollar denominated debt. The terms of the two cross-currency swaps mirror the terms of the private placement borrowings. One of the cross-currency swaps with a notional amount of $20,000 is designated as a cash flow hedge. For the nine months ended March 31, 2010, there was no ineffectiveness of this cross-currency swap. The unrealized losses on this swap are included in accumulated other comprehensive loss and the corresponding fair value is included in other current liabilities at March 31, 2010 and other liabilities at June 30, 2009 in the condensed consolidated balance sheets.
The other cross-currency swap with a notional amount of $5,000 is not designated as a hedging instrument under hedge accounting provisions. The balance sheet classification for the fair value of this contract is other current liabilities at March 31, 2010 and other liabilities at June 30, 2009. The income statement classification for the fair value of this swap is to other (income) expense, net for both unrealized gains and losses.
Interest Rate Risk
Effective September 19, 2008, the Company entered into a two-year agreement for a $50,000 interest rate swap to effectively convert $50,000 of its variable-rate debt to fixed-rate debt at a rate of 3.3%. This instrument has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in interest payments attributable to changes in the benchmark one-month LIBOR interest rate. For the nine months ended March 31, 2010, there was no ineffectiveness of this interest rate swap contract. The unrealized loss on this interest rate swap is included in accumulated other comprehensive loss and the corresponding fair value is included in other current liabilities at March 31, 2010 and other liabilities at June 30, 2009 in the condensed consolidated balance sheets. Based upon market valuations at March 31, 2010, approximately $400 of expense is expected to be reclassified into the condensed statement of consolidated income over the next six months, as cash flow payments are made in accordance with the interest rate swap agreement.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following table summarizes the fair value of derivative instruments as recorded in the condensed consolidated balance sheets:

	Fair Value at	Fair Value at
	March 31, 2010	June 30, 2009

Derivatives designated as cash flow hedging instruments:
Cross-currency swap	$10,249	$6,689
Interest rate swap	675	1,381

Total derivatives designated as hedging instruments	$10,924	$8,070

Derivative not designated as a hedging instrument — Cross-currency swap:	$2,562	$1,672

Total Derivatives	$13,486	$9,742

The amounts shown in the table above were included in other current liabilities as of March 31, 2010 and in other liabilities in the condensed consolidated balance sheet as of June 30, 2009.
The following table summarizes the effects of derivative instruments on income and other comprehensive income (“OCI”) for the three and nine months ended March 31, 2010 and 2009 (amounts presented exclude income tax effects):

					Amount of Loss Reclassified from Accumulated
	Amount of Gain (Loss) Recognized in OCI on				OCI into Income (Effective Portion), Included in
Derivatives in Cash	Derivatives (Effective Portion)				Interest Expense, net
Flow Hedging	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Relationships	2010	2009	2010	2009	2010	2009	2010	2009
Cross-currency swap	$(761)	$1,031	$(3,561)	$5,902
Interest rate swap	304	99	707	(1,624)	$(351)	$(326)	$(1,057)	$(373)

Total	$(457)	$1,130	$(2,854)	$4,278	$(351)	$(326)	$(1,057)	$(373)

	Amount of Gain (Loss) Recognized in Income on Derivative, Included in
	Other (Income) Expense, net
Derivative Not Designated	Three Months Ended		Nine Months Ended
as Hedging Instrument	2010	2009	2010	2009

Cross-currency swap	$(190)	$258	$(890)	$1,476

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
7.	FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value are as follows at March 31, 2010:

		Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
	Recorded Value	Level 1	Level 2	Level 3

Assets:
Marketable securities	$9,294	$9,294

Liabilities:
Cross-currency swaps	$12,811		$12,811
Interest rate swap	675		675

Total Liabilities	$13,486		$13,486

Marketable securities in the above table are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets. The fair values were derived using quoted market prices.
Fair values for cross-currency and interest rate swaps are derived based on valuation models using foreign currency exchange rates and inputs readily available in the public swap markets for similar instruments adjusted for terms specific to these instruments. Since the inputs used to value these instruments are observable and the counterparty is credit worthy, the Company has classified them as Level 2 inputs. At March 31, 2010, the liabilities are included in other current liabilities on the condensed consolidated balance sheet; these liabilities were included in other liabilities at June 30, 2009.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
8.	COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income	$16,525	$11,560
Other comprehensive (loss) income:
Unrealized (loss) gain on cash flow hedges, net of income tax of $(226) and $178	(492)	254
Reclassification of interest expense on cash flow hedge into income, net of income tax of $133	218
Reclassification of pension and postemployment expense into income, net of income tax of $169	276
Foreign currency translation adjustment, net of income tax of $3 and $(216)	354	(4,901)
Unrealized gain (loss) on investment securities available for sale, net of income tax of $3 and $(14)	5	(23)

Total comprehensive income	$16,886	$6,890

	Nine Months Ended
	March 31,
	2010	2009
Net income	$38,199	$50,290
Other comprehensive (loss) income:
Unrealized loss on cash flow hedges, net of income tax of $(904) and $(893)	(1,979)	(1,496)
Reclassification of interest expense on cash flow hedge into income, net of income tax of $401	656
Reclassification of pension and postemployment expense into income, net of income tax of $508	828
Foreign currency translation adjustment, net of income tax of $18 and $(2,518)	2,105	(28,382)
Unrealized gain (loss) on investment securities available for sale, net of income tax of $14 and $(158)	32	(263)

Total comprehensive income	$39,841	$20,149

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
9.	BENEFIT PLANS
The following table provides summary disclosures of the net periodic benefit costs recognized for the Company’s postemployment benefit plans:

			Retiree Health Care
	Pension Benefits		Benefits
Three Months Ended March 31,	2010	2009	2010	2009

Components of net periodic benefit cost:
Service cost	$144	$535	$13	$10
Interest cost	673	625	65	57
Expected return on plan assets	(88)	(109)
Recognized net actuarial loss (gain)	231	227	(22)	(31)
Amortization of prior service cost	199	172	37	30

Net periodic benefit cost	$1,159	$1,450	$93	$66

			Retiree Health Care
	Pension Benefits		Benefits
Nine Months Ended March 31,	2010	2009	2010	2009

Components of net periodic benefit cost:
Service cost	$431	$1,604	$39	$31
Interest cost	2,020	1,875	194	171
Expected return on plan assets	(263)	(327)
Recognized net actuarial loss (gain)	693	683	(65)	(94)
Amortization of prior service cost	597	516	111	89

Net periodic benefit cost	$3,478	$4,351	$279	$197

The Company contributed $1,457 to its pension benefit plans and $138 to its retiree health care plans in the nine months ended March 31, 2010. Expected contributions for all of fiscal 2010 are $1,700 for the pension benefit plans and $200 for retiree health care plans.

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
Segment Financial Information:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Three Months Ended March 31, 2010
Net sales	$390,481	$95,660	$486,141
Operating income for reportable segments	20,235	7,842	28,077
Depreciation	2,320	523	2,843
Capital expenditures	1,163	49	1,212

Three Months Ended March 31, 2009
Net sales	$370,702	$80,945	$451,647
Operating income for reportable segments	15,983	3,119	19,102
Depreciation	2,840	509	3,349
Capital expenditures	949	163	1,112

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total
Nine Months Ended March 31, 2010
Net sales	$1,120,163	$249,974	$1,370,137
Operating income for reportable segments	53,837	16,617	70,454
Assets used in the business	665,405	201,302	866,707
Depreciation	7,010	1,603	8,613
Capital expenditures	3,834	329	4,163

Nine Months Ended March 31, 2009
Net sales	$1,247,728	$250,237	$1,497,965
Operating income for reportable segments	65,112	15,922	81,034
Assets used in the business	608,817	239,030	847,847
Depreciation	8,280	1,342	9,622
Capital expenditures	4,260	1,117	5,377

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Operating income for reportable segments	$28,077	$19,102	$70,454	$81,034
Adjustment for:
Amortization of intangibles	(2,508)	(2,817)	(7,555)	(6,952)
Corporate and other income, net	1,468	4,734	682	13,119

Total operating income	27,037	21,019	63,581	87,201
Interest expense, net	(1,374)	(1,183)	(3,921)	(3,170)
Other income (expense), net	397	(83)	642	(3,123)

Income before income taxes	$26,060	$19,753	$60,302	$80,908

The change in corporate and other income (expense), net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.
Amortization expense is not included in operating income for reportable segments; but is included in selling, distribution and administrative expenses in the condensed statements of consolidated income. Amortization expense for the Fluid Power Businesses segment was $2,066 and $2,293 for the three month periods and $6,192 and $5,293 for the nine month periods ended March 31, 2010 and 2009, respectively. Amortization expense for the Service Center Based Distribution segment was $442 and $524 for the three month periods and $1,363 and $1,659 for the nine month periods ended March 31, 2010 and 2009, respectively.
Net sales by geographic area are based on the location of the company making the sale and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Geographic Location:
United States	$428,662	$398,425	$1,192,246	$1,304,587
Canada	45,515	42,890	142,300	153,473
Mexico	11,964	10,332	35,591	39,905

Total	$486,141	$451,647	$1,370,137	$1,497,965

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
11.	OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(376)	$209	$(1,655)	$2,629
Foreign currency transaction losses	75	377	162	2,004
Unrealized loss (gain) on cross-currency swap	190	(258)	890	(1,476)
Other, net	(286)	(245)	(39)	(34)

Total other (income) expense, net	$(397)	$83	$(642)	$3,123

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2010 and 2009, and of consolidated cash flows for the nine-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
May 7, 2010

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Applied Industrial Technologies (“Applied”, the “Company”, “We”, “Us” or “Our”) is an industrial distributor that offers parts critical to the operations of MRO and OEM customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power shop, mechanical and fabricated rubber services. As an authorized distributor for more than 2,000 manufacturers, we offer access to approximately 3 million stock keeping units (“SKUs”). A large portion of our business is selling replacement parts to manufacturers and other industrial concerns for repair or maintenance of machinery and equipment. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2010, business was conducted in the United States, Canada, Mexico and Puerto Rico from 458 facilities.
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
Overview
Consolidated net sales for the quarter ended March 31, 2010 increased $34.5 million or 7.6% compared to the prior year quarter. Operating margin increased to 5.6% of net sales from 4.7% for the prior year quarter and net income increased $5.0 million or 42.9% compared to the prior year quarter. Shareholders’ equity at March 31, 2010 was $532.9 million. The current ratio moved to 2.2 to one from 3.4 to one at June 30, 2009 as $75.0 million of outstanding debt which is expected to be repaid in September and November of 2010 is now classified as short-term.
Applied monitors several economic indices that have been key indicators for industrial economic activity. These include the Manufacturing Index published by the Institute for Supply Management (“ISM”), and the Manufacturing Capacity Utilization (“MCU”) index published by the Federal Reserve Board. Historically our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery and require replacement parts. Our performance traditionally lags the MCU by up to six months.
These indices have been improving over the last 3 quarters. The MCU rose to 70.5 in March, up 5 percentage points from its most recent trough of 65.2 in June of 2009. The ISM increased to 59.6 in March, its highest level since 2004. Our sales per day run rate improved throughout the third quarter. Sales per day increased 7.6% in the quarter compared to the year ago quarter. We believe that the recovery of the U.S. industrial economy will continue and will settle into a slower pace of growth for the second half of the calendar year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The number of Company associates was 4,491 at March 31, 2010, 4,729 at June 30, 2009, and 4,893 at March 31, 2009. The net reduction of associates is attributable to the economic slowdown and reflects the impact of company-wide reductions in workforce and deferral of replacements for normal associate attrition. Our operating facilities totaled 458 at March 31, 2010, 464 at June 30, 2009, and 470 at March 31, 2009. The net reduction in operating facilities represents the merger or closure of locations due to weak economic conditions.
Results of Operations
Three Months Ended March 31, 2010 and 2009
During the quarter ended March 31, 2010, net sales increased $34.5 million or 7.6% compared to the prior year quarter, reflecting increased net sales in same-store business. The number of selling days for the quarters ended March 31, 2010 and 2009 were 63 days each.
Net sales from our Service Center Based Distribution segment increased $19.8 million or 5.3% during the quarter from the same period in the prior year, attributed to increases in our same-store business.
Net sales from our Fluid Power Businesses segment increased $14.7 million or 18.2% during the quarter from the same period in the prior year, attributed to increases in same-store business and in particular, sales to customers in high-tech industries.
From a geographic perspective, sales from our U.S. operations were up $30.2 million or 7.6%. Sales from our Canadian operations increased $2.6 million or 6.1% due to favorable foreign currency translation which increased sales by $6.7 million and offset the 9.5% sales decline in local currency. Our Canadian operations are still being impacted from the economic slowdown especially related to customer activity in the oil and gas and the forest products industries. Our Mexican operations increased $1.6 million or 15.8%, which includes $1.0 million attributable to favorable foreign currency translation.
During the quarter ended March 31, 2010, industrial products and fluid power products accounted for 70.6% and 29.4%, respectively, of net sales as compared to 73.0% and 27.0%, respectively, for the same period in the prior year. The increase in fluid power products is reflective of the Fluid Power Businesses segment being favorably impacted by a quicker economic recovery of customers in high-tech industries.
Our gross profit margin for the quarter decreased to 26.8% compared to the prior year quarter’s 27.1%. This decline is due to lower point of sale pricing in response to competitive pressures. Over the past year we have experienced lower point of sale pricing in response to heavy price competition and weak demand.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company uses the last-in, first-out (“LIFO”) method of valuing U.S. inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination.
As discussed in previous quarters, we have undertaken an inventory management program which has resulted in a significant decrease in inventories from the June 30, 2009 levels. We expect the annual reduction in U.S. bearings products and U.S. drives products inventory to reach $83.0 million by June 30, 2010. We have significantly reduced our level of inventory purchases from suppliers under this program. These inventory reductions have not impacted our levels of customer service or order fulfillment.
Reductions in the levels of inventory purchases in the current year have resulted in significant reductions in inventory purchase incentives from suppliers which flow through the income statement as inventory is sold to customers. This has negatively impacted gross profit margins. Reductions in our inventory levels have also resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The impact of these liquidations has had a positive impact on our margins. Through the first two quarters of this fiscal year, these impacts largely offset.
The gross profit percentage for the March quarter was about 60 basis points above our second quarter reflecting greater benefits from LIFO layer liquidations. The quarterly LIFO liquidation benefit moved from $1.8 million in the second quarter to $4.8 million in the third quarter, as we raised our expectation of annual inventory reductions for the full fiscal year and recorded additional layer liquidation benefits in the quarter. The LIFO benefit for the March quarter reduced our cost of goods sold by $4.8 million, equating to a $0.07 earnings per share benefit. The overall LIFO reserves were reduced in the quarter by the same amounts.
If inventory levels had remained constant with the June 30, 2009 levels, instead of recording the benefit as described above, the Company would have recorded LIFO expense of $4.8 million in the March quarter. Therefore, the overall impact of LIFO layer liquidations during the March quarter resulted in an improvement in gross profit of $9.6 million. There were no comparable LIFO layer liquidations recorded for the prior year March quarter.
Our forecast for the fourth quarter includes a LIFO layer liquidation benefit of $2.5 million. Since this is smaller than the third quarter benefit we do expect this to be a downward influence on our fourth quarter gross profit percentage by about 40 to 50 basis points from the third quarter rate of 26.8%.
Actual inventory levels of U.S. bearing products and U.S. drives products at June 30, 2010 could have a significant impact on our fourth quarter gross profit percent. If inventories decrease more than we are currently projecting, the LIFO layer liquidation benefit will have an additional positive impact on our gross profit percentage. Correspondingly, if inventories end up at a higher level than our projection, the LIFO layer liquidation benefit will be reduced and would cause our gross profit percentage for the quarter to be less than expected. Expectations at March 31, 2010 are for June 30, 2010 inventory levels of U.S. bearing products and U.S. drives products to be down by $83.0 million from June 30, 2009. If we have additional reductions of $7.0 million in these inventories, we estimate this would have an additional positive impact on our overall gross profit percentage of approximately 75 basis points in the fourth quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, distribution and administrative expense (“SD&A”) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.3% of net sales in the quarter ended March 31, 2010 compared to 22.4% in the prior year quarter. On an absolute basis, SD&A increased $2.1 million or 2.1% compared to the prior year quarter, primarily related to increases in variable compensation tied to improved performance.
Operating income increased 28.6% to $27.0 million during the quarter compared to $21.0 million during the prior year quarter. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 5.2% in the current year quarter, from 4.3% in the prior year quarter. This increase as compared to the prior year quarter reflects improved operating leverage on the increase in sales as well as a positive impact from an increase in our LIFO layer liquidations in the quarter. The Fluid Power Businesses operating margins increased to 8.2% in the current year quarter from 3.9% in the prior year quarter. This improvement is driven largely by significant increases in sales to high-tech customers and the maintenance of the overall gross profit percentage for the segment.
Other (income) expense, net was $0.4 million of income for the quarter ended March 31, 2010 compared to expense of $0.1 million in the prior year quarter. The prior year quarter included $0.2 million in unrealized losses on investments held by non-qualified deferred compensation trusts. The market value of these investments recovered somewhat this year resulting in a $0.4 million unrealized gain for the quarter ended March 31, 2010.
The effective income tax rate was 36.6% for the quarter ended March 31, 2010 compared to 41.5% for the quarter ended March 31, 2009. The current quarter rate of 36.6% is comparable to the planned rate for the full year. The decrease from the prior year quarter is due to a provision made last year for U.S. income tax expense on the portion of undistributed earnings no longer considered permanently reinvested in our Canadian subsidiaries.
As a result of the factors addressed above, net income increased $5.0 million or 42.9% compared to the prior year quarter. Net income per share was $0.39 per share for the quarter ended March 31, 2010, compared to $0.27 in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended March 31, 2010 and 2009
During the nine months ended March 31, 2010, net sales decreased $127.8 million or 8.5% compared to the same period in the prior year, reflecting decreased net sales in same-store business. Net sales from acquisitions accounted for additional sales of approximately $25.3 million in the current nine month period. The number of selling days for the nine months ended March 31, 2010 and 2009 were 189 days each.
Net sales from our Service Center Based Distribution segment decreased $127.6 million or 10.2% during the nine months ended March 31, 2010 from the same period in the prior year, attributed to declines in our same-store business.
Net sales from our Fluid Power Businesses segment decreased $0.3 million or less than 1.0% during the nine months from the same period in the prior year. Our FPR acquisition added $23.1 million in sales for the first nine months of fiscal 2010 while our same-store business declined $23.4 million or 9.3% year-to-date.
From a geographic perspective, sales from our U.S. operations were down $112.3 million or 8.6%. Sales from our Canadian operations decreased $11.2 million or 7.3%, which includes favorable foreign currency translation of approximately $6.2 million. In local currency, our Canadian operations are down 11.3%. Our Canadian operations are still being impacted from the economic slowdown especially related to customer activity in the oil and gas and the forest products industries. Our Mexican operations decreased $4.3 million or 10.8%, primarily attributable to foreign currency translation; in local currency, sales were down less than 1.0%.
During the nine months ended March 31, 2010, industrial products and fluid power products accounted for 72.1% and 27.9%, respectively, of net sales as compared to 74.3% and 25.7%, respectively, for the same period in the prior year. Acquisitions in our Fluid Power Businesses segment account for the shift in product mix.
Our gross profit margin decreased to 26.5% compared to the prior year’s 27.0%. This decline is due to lower point-of-sale pricing from greater price competition in the marketplace. Other items impacting gross profit margins were LIFO layer liquidations and supplier purchasing incentives, explained more fully in the following paragraphs.
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination.
As discussed in previous quarters, we have undertaken an inventory management program which has resulted in a significant decrease from the June 30, 2009 levels. We expect the annual reduction in U.S. bearings products and U.S. drives products inventory to reach $83.0 million by June 30, 2010. We have significantly reduced our level of inventory purchases from suppliers under this program. These inventory reductions have not impacted our levels of customer service or order fulfillment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reductions in the levels of inventory purchases in the current year have resulted in significant reductions in inventory purchase incentives from suppliers which flow through the income statement as inventory is sold to customers. This has negatively impacted gross profit margins. Reductions in our inventory levels have also resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The impact of these liquidations has had a positive impact on our margins. Through the first two quarters of this fiscal year, these impacts largely offset.
The LIFO liquidation benefit through the nine months was $7.3 million which reduced our cost of goods sold and equated to an $0.11 earnings per share benefit. The overall LIFO reserves were reduced by the same amounts.
If inventory levels had remained constant with the June 30, 2009 levels, instead of recording the benefit as described above, the Company would have recorded LIFO expense of $12.3 million in the nine months ended March 31, 2010. Therefore, the overall impact of LIFO layer liquidations during the nine months ended March 31, 2010, resulted in an improvement in gross profit of $19.6 million. There were no comparable LIFO layer liquidations recorded for the prior year period ended March 31, 2009.
Our forecast for the fourth quarter includes a LIFO layer liquidation benefit of $2.5 million. Since this is smaller than the third quarter benefit we do expect this to be a downward influence on our fourth quarter gross profit percentage by about 40 to 50 basis points from the third quarter rate of 26.8%.
Actual inventory levels of U.S. bearing products and U.S. drives products at June 30, 2010 could have a significant impact on our fourth quarter gross profit percent. If inventories decrease more than we are currently projecting, the LIFO layer liquidation benefit will have an additional positive impact on our gross profit percentage. Correspondingly, if inventories end up at a higher level than our projection, the LIFO layer liquidation benefit will be reduced and would cause our gross profit percentage for the quarter to be less than expected. Expectations at March 31, 2010 are for June 30, 2010 inventory levels of U.S. bearing products and U.S. drives products to be down by $83.0 million from June 30, 2009. If we have additional reductions of $7.0 million in these inventories, we estimate this would have an additional positive impact on our overall gross profit percentage of approximately 75 basis points in the fourth quarter.
SD&A was 21.8% of net sales in the nine months ended March 31, 2010 compared to 21.1% in the prior year period. On an absolute basis, SD&A decreased $17.4 million or 5.5% compared to the prior year period. Acquisitions added $6.9 million of SD&A compared to the prior year period, including additional amortization expense of $1.4 million.
Associate compensation and benefits were down approximately $12.4 million (excluding the impact of additional SD&A from companies acquired and not included in the full prior period). This decline is largely driven by the impact of company-wide reductions in workforce and deferral of replacements for normal associate attrition, as our associate count is down approximately 8% from the prior year period. Other SD&A costs were down $11.5 million (excluding the impact of additional SD&A from companies acquired and not included in the full prior period) primarily reflecting deferral of discretionary spending and facility mergers and closures. The number of operating facilities open as of March 31, 2010 is down 12 or 2.6% from the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating income decreased 27.1% to $63.6 million during the period compared to $87.2 million during the prior year period. Operating income as a percentage of sales for the Service Center Based Distribution segment declined from 5.2% in the prior year period to 4.8% in the current year period. This decline is primarily driven by lower gross profit margins as well as the deleveraging impacts of lower sales volumes. The Fluid Power Businesses saw operating margins increase from 6.4% to 6.6% in the comparable periods due to cost reduction measures as well as lower bad debt expense in the current year.
Interest expense, net for the current period increased $0.8 million from the same period in the prior year due to lower interest income. Lower interest rates on invested cash contributed to this reduction in interest income.
Other (income) expense, net was $0.6 million of income for the nine months ended March 31, 2010 compared to expense of $3.1 million in the prior year. The prior year period included $2.6 million of unrealized losses on investments held by non-qualified deferred compensation trusts. The market value of these investments recovered somewhat this year resulting in a $1.7 million unrealized gain recorded in the nine months ended March 31, 2010.
The effective income tax rate was 36.7% for the nine months ended March 31, 2010 and 37.8% for the nine months ended March 31, 2009.
As a result of the factors addressed above, net income decreased $12.1 million or 24.0% compared to the prior year period. Net income per share was $0.89 per share for the nine months ended March 31, 2010, compared to $1.17 in the prior year.
Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended March 31, 2010 was $156.0 million. This compares to $54.5 million provided by operating activities in the same period a year ago. Cash flow improvements in the current year were driven primarily by an $80.4 million reduction in inventories compared to a build of inventory in the first nine months of fiscal 2009. We expect to continue to reduce our inventory for the remainder of fiscal 2010, although inventory reductions in the fourth quarter are expected to be less than $10.0 million.
Net cash used in investing activities during the current year of $3.8 million was primarily used for capital expenditures. In the first nine months of fiscal 2009, we used $177.1 million in investing activities; $172.2 million for acquisitions and $5.4 million for capital expenditures.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net cash used in financing activities was $24.5 million for the nine months ended March 31, 2010. Through the third quarter of fiscal 2010, we repaid a net $5.0 million under our revolving credit facility and we paid dividends of $19.1 million. In the prior year, financing activities provided $79.2 million of cash as we borrowed a net $100.0 million on our revolving credit facility primarily associated with the FPR acquisition. This was partially offset by dividend payments of $19.0 million through the third quarter of fiscal 2009. We repurchased 117,000 shares of treasury stock for $2.7 million in the third quarter of fiscal 2010. Through the third quarter of fiscal 2009, we acquired 68,000 shares for $1.2 million.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. We had $50.0 million of borrowings outstanding under this facility at March 31, 2010. The weighted average interest rate on the outstanding balance along with the related interest rate swap agreement was 3.3% at March 31, 2010. We intend to maintain a balance of at least $50.0 million outstanding on the revolving credit facility, utilizing the one-month LIBOR borrowing option though September 19, 2010, per the terms of the interest rate swap agreement. At March 31, 2010, unused lines under this facility, net of outstanding letters of credit, total $93.9 million and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Insurance Company that enables us to borrow up to $100.0 million in additional long-term financing with terms of up to fifteen years. This agreement was renewed in February 2010 and now expires in March 2013. At March 31, 2010, there were no outstanding borrowings under this agreement. We believe in the current borrowing environment, that any funds drawn down under this facility would carry interest rates in the 5.0% to 6.0% range.
Debt classified as short-term is made up of $50.0 million outstanding on our revolving credit agreement and $25.0 million of private placement debt which matures in November 2010.
The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 117,000 shares of common stock in the quarter ended March 31, 2010. At March 31, 2010, we had authorization to repurchase an additional 880,100 shares.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies
The Goodwill and Intangibles Critical Accounting Policy from the Company’s 2009 Annual Report to Shareholders on Form 10-K has been updated and expanded as follows:
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
Over the course of our second, third and fourth quarters of fiscal 2009, the U.S. and global economy was increasingly and severely affected by dramatic deterioration in financial institutions and markets and their corresponding impact on the U.S. and global economies, industrial production and customer demand. As the business and industrial economies steadily worsened throughout our second, third and fourth quarters of fiscal 2009, we made revisions to our internal operating plans and financial forecasts. As we experienced an acceleration in the rate of decline in our sales throughout this period, we took actions to reduce operating costs including reductions in our workforce during our third and fourth quarters. With each quarter we gained a better understanding of the full impact of the unfolding financial crisis on our business, including FPR which was acquired on August 29, 2008 and revised our outlook accordingly.
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
Actual sales and cash flow operating results for the FPR companies deteriorated throughout the fiscal year. Sales for the second, third and fourth quarters of fiscal 2009 were 18%, 38% and 44%, respectively, below what was originally projected from the acquisition date. Cash flow operating results for the second, third and fourth quarters of fiscal 2009 were 24%, 78% and 82%, respectively, below what was originally projected from the acquisition date. The FPR fourth quarter sales and cash flow operating results were also 28% and 77%, respectively, below what we had forecasted for that quarter as part of our annual impairment testing performed in our fiscal third quarter.
These continued declines in our operations factored into our decisions to revise downward our Fluid Power Businesses internal financial forecast during our fiscal fourth quarter as compared to the forecast developed in our third quarter (as part of our annual impairment test).
The end result of the Fluid Power Businesses internal financial forecasts developed in our fiscal third quarter showed a return to operating results at levels consistent with those achieved prior to the economic downturn within a four year time frame whereas the forecasts developed in our fiscal fourth quarter did not have this occurring until after a five year time frame. The changes made in our forecasts from our fiscal third to our fiscal fourth quarters were due to continuing declines in our operations and expectations for future overall financial recovery and had a significant negative impact on our calculated estimate of fair value.
For our annual impairment test performed in our fiscal third quarter, our Fluid Power Businesses estimate of fair value exceeded their carrying value and therefore no impairment charge was needed. During our fiscal fourth quarter our new interim impairment testing showed that the Fluid Power Businesses revised estimate of fair value was no longer in excess of their carrying value.
Accordingly, in accordance with ASC 350, Intangibles — Goodwill and Other, the Company recognized an impairment charge of $36.6 million for goodwill in the fourth quarter of fiscal 2009, which decreased net income by $23.0 million and earnings per share by $0.54.
In addition, the Company performed an impairment analysis of its intangible assets and noted no further impairment.
As of June 30, 2009 and March 31, 2010, all goodwill remaining on our consolidated financial statements is related to the Service Center Based Distribution segment. We believe the fair value of this segment is well in excess of its carrying value.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “expect,” “expected,” “expectation,” “believe,” “planned,” “intend,” “will,” “should,” “could,” “anticipate,” “intention,” “estimate,” “estimated,” “forecast,” “projected,” and similar expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; the impact of current economic conditions on the collectibility of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; changes in the prices for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the potential for product shortages if suppliers are unable to fulfill in a timely manner increased demand in the economic recovery; competitive pressures; the cost of products and energy and other operating costs; disruption of our information systems; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; risks related to legal proceedings to which we are a party; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; the impact of our inventory management program on order fulfillment and our gross profit margin; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; adverse regulation and legislation, including potential changes in tax regulations (e.g., those affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discuss certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2009.

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
Interest Rate Risk
The Company manages interest rate risk through the use of a combination of fixed rate long-term debt, variable rate borrowings under its committed revolving credit facility and interest rate swaps. At March 31, 2010, the Company had $50.0 million outstanding in variable rate borrowings under its committed revolving credit facility. In conjunction with this facility, on September 19, 2008, the Company entered into a two-year interest rate swap agreement to effectively convert $50.0 million of variable-rate debt to fixed-rate debt at a fixed rate of 3.3%. At March 31, 2010, there is effectively no variable rate debt outstanding under the revolving credit facility. In the current borrowing environment, we believe any borrowings beyond the amounts available under the revolving credit facility would carry interest rates higher than our current borrowing rates under that facility.
The Company also has $25.0 million of debt outstanding at fixed interest rates at March 31, 2010 which is scheduled for repayment in November 2010.
Foreign Currency Risk
Since we operate internationally and 13.0% of our year-to-date net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive loss in consolidated shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of income as a component of other (income) expense, net.
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
The Canadian and Mexican foreign exchange rates to the U.S. dollar increased by approximately 4% and 2% respectively, since the beginning of the fiscal year. In the nine months ended March 31, 2010, we experienced foreign currency translation gains, totaling $2.1 million, net of tax, which were included in accumulated other comprehensive loss.
We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar from the levels at March 31, 2010 relative to foreign currencies that affect the Company would have resulted in a $0.6 million decrease in net income for the nine months ended March 31, 2010. A 10% weakening of the U.S. dollar from the levels at March 31, 2010 would have resulted in a $0.6 million increase in net income for the nine months ended March 31, 2010.

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
During the third quarter of fiscal 2010, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended March 31, 2010 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs(1)	Programs (2)
January 1, 2010 to January 31, 2010	-0-	-0-	-0-	997,100
February 1, 2010 to February 28, 2010	48,000	22.06	48,000	949,100
March 1, 2010 to March 31, 2010	69,000	24.33	69,000	880,100
Total	117,000	23.40	117,000	880,100

(1)	During the quarter the Company also purchased 83 shares in connection with the deferred compensation program and the vesting of stock awards.

(2)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

ITEM 6.	Exhibits.

Exhibit No.	Description

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

4.2
Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments, including most recent amendment on February 16, 2010.

4.3
Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q dated February 9, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.4
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: May 7, 2010	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: May 7, 2010	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

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

4.2
Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments, including most recent amendment on February 16, 2010.
Attached

4.3
Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q dated February 9, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.4
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