Form 10-K
period 2010-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2010-08-13
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010, or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2009): $906,576,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010

Common Stock, without par value	42,383,376
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:
(1)	Applied Industrial Technologies, Inc. annual report to shareholders for the fiscal year ended June 30, 2010, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K, and
(2)	Applied’s proxy statement for the annual meeting of shareholders to be held October 26, 2010, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
     Applied believes its primary risk factors include, but are not limited to, those identified in “Risk Factors” at Part I, Item 1A, and in “Narrative Description of Business,” at Part I, Item 1, section (c), in this annual report on Form 10-K, as well as in “Management’s Discussion and Analysis” in Applied’s 2010 annual report to shareholders. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I.
ITEM 1. BUSINESS.
     In this annual report on Form 10-K, “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the company” refer to Applied and its subsidiaries.
     The company is one of North America’s leading industrial distributors, supplying customers in a wide range of industries with products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products. We also provide customized fluid power, mechanical, and rubber shop services, as well as storeroom management services and maintenance training.
     Customers use our products primarily to maintain and to repair their machinery and equipment. We also sell for original equipment manufacturing uses. We offer technical application support for our products and provide solutions to help customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs. Although we do not generally manufacture the products we sell, we do assemble and repair various products and systems.
     Applied and its predecessor companies have engaged in this business since 1923, when Joseph M. Bruening formed The Ohio Ball Bearing Company. Applied reincorporated in Ohio in 1988.
     Our Internet address is www.applied.com. The following documents are available free of charge via hyperlink from the investor relations area of our website:
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
     The information available via hyperlink from our website is not incorporated into this annual report on Form 10-K.

(a)	General Development of Business.
     Information regarding developments in our business can be found in Applied’s 2010 annual report to shareholders under the caption “Management’s Discussion and Analysis” on pages 5 — 11. This information is incorporated here by reference.
     Subsequent to fiscal 2010 year-end, Applied acquired two businesses listed below for an aggregate cash purchase price of approximately $32 million. These businesses, except as otherwise noted, are not reflected in the information included in, or incorporated by reference into, this annual report on Form 10-K.
•	On July 31, 2010, Applied acquired UZ Engineered Products, a distributor of fasteners, fittings, lubricants, electrical components, welding supplies, cutting tools, and other specialty maintenance items to government and industrial customers in the United States and Canada. The business operates from one location in Cleveland, Ohio.
•	On August 3, 2010, Applied acquired SCS Supply Group, a distributor of bearings, mechanical and electrical power transmission components, fluid power components, and industrial supplies, serving a diverse mix of customers from eight locations in Ontario, Canada.
(b)	Financial Information about Segments.
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
     Segment financial information can be found in the 2010 annual report to shareholders in note 12 to the consolidated financial statements on pages 31 — 32. That information is incorporated here by reference.
(c)	Narrative Description of Business.
     Overview. Our field operating structure is built on two platforms — service center-based distribution and fluid power businesses:

•	Service Center-Based Distribution. We distribute a wide range of industrial products through service centers across North America. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs. In addition, we operate regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements, and rubber service field crews, which install and repair belts and rubber linings at customer locations. The service center-based distribution business accounts for a substantial majority of our field operations and 81% of our 2010 sales dollars. The business operates in the United States using the Applied Industrial Technologies trade name. We also are known as Bearing & Transmission and Groupe GLM in Canada, Applied México in Mexico, and Rafael Benitez Carrillo in Puerto Rico.
•	Fluid Power Businesses. Our specialized fluid power businesses primarily market products and services to customers within the businesses’ geographic regions. In the United States, the businesses also market products and services through our service center network. In addition to distributing fluid power components, the businesses assemble fluid power systems and components, perform equipment repair, and offer technical advice to customers. Customers include firms purchasing for maintenance, repair, and operational needs, as well as for original equipment manufacturing applications. Our fluid power businesses include the following:

United States		International
A&H Fluid Technologies	ESI Power Hydraulics	Atelier P.V. Hydraulique (Canada)
Air Draulics Engineering	Elect-Air	HyPower (Canada)
Air-Hydraulic Systems	Engineered Sales	Pro-Hydraulique (Canada)
Applied Engineered Systems	FluidTech	Vycmex (Mexico)
Bay Advanced Technologies	HydroAir Hughes
Carolina Fluid Components	Kent Fluid Power
DTS Fluid Power	Power Systems
Dees Fluid Power	Spencer Fluid Power
     Products. We are one of North America’s leading distributors of bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.
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
     Net sales by product category for the most recent three fiscal years is detailed in the 2010 annual report to shareholders in note 12 to the consolidated financial statements on page 32. That information is incorporated here by reference.
     Services. Our associates advise and assist customers in selecting and applying products, and in managing inventory. We consider this advice and assistance to be an integral part of our sales efforts. Beyond mere logistical distribution services, we offer product and process solutions involving multiple technologies. These solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.
     Our service center sales associates include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make on-site calls to current and potential customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs, as well as automated dispensing systems. Account managers also measure and document the value of the cost savings and increased productivity we help generate. Product and industry specialists assist with applications in their areas of expertise.
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
     Our information systems enhance our customer service. Customers turn to our website at www.applied.com to search for products in a comprehensive electronic catalog, research product attributes, view prices, check inventory levels, place orders, and track order status. We also transact with customers through electronic data interchange (EDI) and interface with customers’ technology platforms and plant maintenance systems.

     In addition to our electronic capabilities, we serve customers with our paper catalog, a comprehensive resource for nearly 38,000 industrial products.
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
     Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share in our industry. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our associates’ knowledge and experience do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, online capability, catalogs, and having a local presence. In the fluid power businesses, product manufacturer authorizations are often more selective and can be a more significant competitive factor, along with market reputation and product application knowledge.
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
     Although we are one of the leading distributors in North America for the primary categories of products we carry, our market share for those products in any given geographic area may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.
     Backlog Orders and Seasonality. Because of our product resources and distribution network, we do not have a substantial backlog of orders, nor are backlog orders material at any given time to our business as a whole, although they are a more important factor for our fluid power businesses. Our business has exhibited minor seasonality — in particular, sales per day during the first half of our fiscal year have tended in the past to be slightly lower compared with the second half due, in part, to the impact of customer plant shutdowns and holidays.
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
     Number of Employees. At June 30, 2010, we had 4,468 employees.
     Working Capital. Our working capital position is discussed in “Management’s Discussion and Analysis” in the 2010 annual report to shareholders on pages 7 — 8.

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
     Information regarding our foreign operations, including information about revenues and long-lived assets, is included in the 2010 annual report to shareholders in note 12 to the consolidated financial statements on page 32 and in “Quantitative and Qualitative Disclosures About Market Risk” on page 11. That information is incorporated here by reference.
ITEM 1A. RISK FACTORS.
     In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing our company. Certain risks are identified in “Management’s Discussion and Analysis” on pages 5 — 11 in Applied’s 2010 annual report to shareholders, and that information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations.
     Our business depends heavily on the operating levels of our customers and the economic factors that affect them. Many of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same economic factors that affect demand for and production of customers’ goods and materials.
     When, as occurred in the recent economic downturn, customers or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships. Credit losses increase too. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.
     In addition, our industry confronts the longer-term secular trend of manufacturing customers moving production overseas to reduce costs. Our ability to continue to serve such customers may be impaired and the size of our overall market opportunity in North America could be adversely affected.
     Consolidation occurring in our customers’ and suppliers’ industries could adversely affect our business and financial results. In recent years, we have witnessed increased consolidation among our product suppliers and customers. As customer industries consolidate, a greater proportion of our sales could be derived from higher volume contracts, which could adversely impact the amount and volatility of our earnings. Consolidation among customers can trigger changes in their purchasing strategies, potentially moving large blocks of business among competing industrial distributors and contributing to volatility in our sales. In addition, consolidation increases the risk of larger customers seeking to purchase industrial products directly from manufacturers rather than through distributors. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases.
     Loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could put us at a competitive disadvantage and have a material adverse effect on our business. Supply interruptions could arise from raw materials shortages, inadequate manufacturing capacity or utilization to meet demand, financial problems, labor disputes or weather conditions affecting suppliers’ production, transportation disruptions, or other reasons beyond our control. Furthermore, we cannot be certain that particular products will be available to us, or available in quantities sufficient to meet customer demand, especially if demand outpaces supply in an economic recovery.
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

     The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand. Certain of our product suppliers have historically offered to their distributors, including us, incentives for purchasing their products. The programs often pay incentives to the distributor for attaining specific purchase volumes during the program period. In some cases, in order to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When customer demand for our products declines, we may be less willing to add inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.
     Volatility in product and energy costs can affect our profitability. In recent years, cost increases in commodity materials, such as steel and energy, led product manufacturers to increase the prices of products we distribute. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. All of these costs have fluctuated significantly in recent years. Our ability to pass along to customers the increases in our costs depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. When costs fall, market prices can fall too, again potentially affecting profitability.
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
     We seek acquisition opportunities that complement and expand our operations. However, substantial costs, delays, or other difficulties related to integrating acquisitions into our operations could adversely affect our business or financial results. We could face significant challenges in consolidating functions and integrating procedures, information systems, personnel, and operations in a timely and efficient manner.
     Further, even if we successfully integrate the acquisitions with our operations, we may not be able to realize the cost savings, sales increases, or other benefits that we anticipate from these acquisitions, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to reduce duplicative expenses and inventory effectively, and to consolidate facilities; the incurrence of significant integration costs or charges in order to achieve those benefits; and our ability to retain key product supplier authorizations, customer relationships, and employees. In addition, future acquisitions could place significant demand on administrative, operational, and financial resources.

     Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of future financing. Although the recent credit market turmoil has not had a significant adverse impact on our liquidity or borrowing costs, the availability of funds has tightened and credit spreads on corporate debt have increased. Obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing a credit facility would likely be higher than under our current facilities. Tight credit conditions could limit our ability to finance acquisitions on terms acceptable to us. For more information relating to borrowing and interest rates, see the following sections of Applied’s 2010 annual report to shareholders: “Liquidity and Capital Resources” on pages 7 — 8, “Quantitative and Qualitative Disclosures About Market Risk” on page 11, and notes 5 and 6 to the consolidated financial statements on pages 21 — 22.
     Our growth outside the United States increases our exposure to global economic and political conditions. Foreign operations contributed 13% of our sales in 2010. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations will increase. In particular, our results are affected by fluctuations in currency exchange rates for the Canadian dollar and the Mexican peso.
     Our ability to transact business has become increasingly reliant on our information systems. We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, ship products to customers on a timely basis, maintain cost-effective operations, and provide superior service to customers. A serious, prolonged disruption of our information systems could materially impair fundamental business processes and increase expenses, decrease sales, or otherwise reduce earnings. In addition, key business transaction systems are homegrown, which could limit our flexibility to access new functionality and to adapt to new business requirements.
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
       In addition to the risks identified above, other risks to our future performance include, but are not limited to, the following:
•	changes in customer preferences for products and services of the nature, brands, quality, or cost sold by Applied;
•	changes in customer procurement policies and practices;
•	changes in the market prices for products and services relative to the costs of providing them;
•	changes in operating expenses;
•	organizational changes within the company;
•	adverse regulation and legislation, both enacted and under consideration, including with respect to health care and federal tax policy (e.g., affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income);
•	the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations;
•	the incurrence of debt and contingent liabilities in connection with acquisitions;
•	volatility of our stock price and the resulting impact on our consolidated financial statements;
•	changes in accounting policies and practices that could impact our financial reporting and increase compliance costs; and
•	instability in the U.S., Canadian, or Mexican banking systems, which could affect our access to, or result in loss of, cash deposits at commercial banks or investments in money market funds.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
     We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout North America. At June 30, 2010, we owned real properties at 135 locations and leased 298 locations. Certain properties house more than one operation.

     The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2010:

Location of Principal Owned
Real Property	Type of Facility
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
     Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2010 were:

Location of Principal Leased
Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Denver, Colorado	Rubber shop and service center
Lenexa, Kansas	Fluid power shop
Chanhassen, Minnesota	Fluid power shop
Billings, Montana	Fluid power shop
Elyria, Ohio	Product return center and service center
Portland, Oregon	Distribution center
Kent, Washington	Offices and fluid power shop
Longview, Washington	Service center, rubber shop and fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Winnipeg, Manitoba	Distribution center and service center
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
     Additional information regarding our properties is included in the 2010 annual report to shareholders in note 11 to the consolidated financial statements on page 31. That information is incorporated here by reference.
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
ITEM 4.
Reserved.
EXECUTIVE OFFICERS OF THE REGISTRANT.
     Applied’s executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board’s organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 20, 2009:

Name	Positions and Experience	Age
David L. Pugh	Chairman & Chief Executive Officer, and a member of Board of Directors	61

Benjamin J. Mondics	President & Chief Operating Officer (since January 2008); previously served as Executive Vice President & Chief Operating Officer (from February 2007 — December 2007) and Vice President-Midwest Area (prior to February 2007)	52

Thomas E. Armold	Vice President-Marketing and Strategic Accounts (since January 2008); previously served as Vice President-Product Management and Marketing	55

Todd A. Barlett	Vice President-Acquisitions and Global Business Development	55

Fred D. Bauer	Vice President-General Counsel & Secretary	44

Name	Positions and Experience	Age
Michael L. Coticchia	Vice President-Chief Administrative Officer and Government Business (since July 2006); previously served as Vice President-Human Resources and Administration	47

Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer	53

Jeffrey A. Ramras	Vice President-Supply Chain Management (since January 2008); previously served as Vice President-Marketing and Supply Chain Management	55

Richard C. Shaw	Vice President-Communications and Learning	61
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Applied’s common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the principal market for Applied’s common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2010, 2009, and 2008 and the number of shareholders of record as of August 6, 2010 is set forth in the 2010 annual report to shareholders on page 37, under the caption “Quarterly Operating Results and Market Data,” and that information is incorporated here by reference.
     The following table summarizes Applied’s repurchases of its common stock in the quarter ended June 30, 2010.

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares (1)	Paid per Share ($)	Programs	Programs (2)
April 1, 2010 to April 30, 2010	1,000	30.82	1,000	879,100
May 1, 2010 to May 31, 2010	20,000	28.62	20,000	859,100
June 1, 2010 to June 30, 2010	21,900	26.84	21,900	837,200
Total	42,900	27.76	42,900	837,200

(1)	During the quarter ended June 30, 2010, Applied purchased 25 shares in connection with an employee deferred compensation program. This purchase is not counted in the Board of Directors authorization in note (2).

(2)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of Applied’s common stock. We publicly announced the authorization that day. Purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 6. SELECTED FINANCIAL DATA.
     The summary of selected financial data for the last five years is set forth in the 2010 annual report to shareholders in the table on pages 38 — 39 under the caption “10 Year Summary.” That information is incorporated here by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
     “Management’s Discussion and Analysis” is set forth in the 2010 annual report to shareholders on pages 5 — 11 and is incorporated here by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.
     The disclosures about market risk required by this item are set forth in Applied’s 2010 annual report to shareholders on page 11, which information is incorporated here by reference. For more information relating to borrowing and interest rates, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis” and notes 5 and 6 to the consolidated financial statements in Applied’s 2010 annual report to shareholders on pages 7 — 8, and 21 — 22. That information is also incorporated here by reference. In addition, see “Risk Factors” at pages 10 - 14, above, for additional risk factors relating to our business.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the reports of the independent registered public accounting firm listed below, which are included in the 2010 annual report to shareholders at the pages indicated, are incorporated here by reference and filed with this report:

Caption	Page No.
Financial Statements:

Statements of Consolidated Income	12
for the Years Ended June 30, 2010, 2009, and 2008

Caption	Page No.
Consolidated Balance Sheets June 30, 2010 and 2009	13

Statements of Consolidated Cash Flows for the Years Ended June 30, 2010, 2009, and 2008	14

Statements of Consolidated Shareholders’ Equity for the Years Ended June 30, 2010, 2009, and 2008	15

Notes to Consolidated Financial Statements for the Years Ended June 30, 2010, 2009, and 2008	16 — 33

Reports of Independent Registered Public Accounting Firm	34, 36

Supplementary Data:

Quarterly Operating Results & Market Data	37
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
     Management’s annual report on Applied’s internal control over financial reporting and the attestation report of the independent registered public accounting firm are set forth in the 2010 annual report to shareholders on pages 35 — 36 and are incorporated here by reference.
     Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this Item as to Applied’s directors is incorporated by reference to Applied’s proxy statement relating to the annual meeting of shareholders to be held October 26, 2010, under the caption “Item 1 — Election of Directors.” The information required by this Item as to Applied’s executive officers has been furnished in this Report on pages 16 — 17 in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied’s proxy statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
     Applied has a code of ethics, named the Code of Business Ethics, that applies to our employees, including our chief executive officer, chief operating officer, chief financial officer, and corporate controller. The Code of Business Ethics is posted via hyperlink at the investor relations area of our www.applied.com website. In addition, amendments to and waivers from the Code of Business Ethics will be disclosed promptly at the same location.
     Information regarding the composition of Applied’s audit committee and the identification of audit committee financial expert(s) serving on the audit committee is incorporated by reference to Applied’s proxy statement, under the caption “Corporate Governance.”
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 26, 2010, under the captions “Executive Compensation” and “Compensation Committee Report.”
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

     The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2010.

	Number of	Weighted-
	Securities	Average
	to be	Exercise	Number of
	Issued upon	Price of	Securities
	Exercise of	Outstanding	Remaining
	Outstanding	Options,	Available for Future
	Options,	Warrants	Issuance Under
	Warrants and	and	Equity
Plan Category	Rights	Rights	Compensation Plans
Equity compensation plans approved by security holders	2,399,656	$18.19	*
Equity compensation plans not approved by security holders	0	—	0
Total	2,399,656	$18.19	*

*	The 2007 Long-Term Performance Plan was adopted to replace the 1997 Long-Term Performance Plan, under which previously awarded stock options and stock appreciation rights remain outstanding. The aggregate number of shares that remained available for awards under the 2007 Long-Term Performance Plan at June 30, 2010, was 995,610. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.
     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 26, 2010, under the caption “Beneficial Ownership of Certain Applied Shareholders and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 26, 2010, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 26, 2010, under the caption “Item 2 – Ratification of Auditors.”

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)1. Financial Statements.
     The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in the 2010 annual report to shareholders on pages 12 – 34 and 36 – 37, and are incorporated by reference in Item 8 of this report.

Caption
Statements of Consolidated Income for the Years Ended June 30, 2010, 2009, and 2008

Consolidated Balance Sheets June 30, 2010 and 2009

Statements of Consolidated Cash Flows for the Years Ended June 30, 2010, 2009, and 2008

Statements of Consolidated Shareholders’ Equity for the Years Ended June 30, 2010, 2009, and 2008

Notes to Consolidated Financial Statements for the Years Ended June 30, 2010, 2009, and 2008

Reports of Independent Registered Public Accounting Firm

Supplementary Data:
Quarterly Operating Results & Market Data
(a)2. Financial Statement Schedule.
        The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:

Caption	Page No.
Report of Independent Registered Public Accounting Firm	29
Schedule II — Valuation and Qualifying Accounts	30

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the required information is included in the consolidated financial statements and notes thereto.
(a)3. Exhibits.
*	Asterisk indicates an executive compensation plan or arrangement.

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to Applied’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to Applied’s Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005, among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to Applied’s Form 10-Q for the quarter ended December 31, 2009, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
4.4	First Amendment Agreement dated as of June 6, 2007, among Applied, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to Applied’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.1	Form of Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 99.1 to Applied’s Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.2	A written description of Applied’s director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 26, 2010 under the caption “Director Compensation.”

*10.3	Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain directors (filed as Exhibit 10(c) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.4	Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms) (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.5	A written description of Applied’s Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.6	A written description of Applied’s Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied’s Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10.7	Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.8	Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement), the terms of which govern benefits vested as of December 31, 2004, for one executive officer, R. C. Shaw (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.9	First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-2299, and incorporated here by reference).

*10.10	Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(h) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.12	First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.14	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.16	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied’s Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.17	Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.18	Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.19	First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.20	Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.21	Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.22	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied’s Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.23	Restricted Stock Award Terms (Directors) (filed as Exhibit 10(b) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10.02 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Performance Grant Terms and Conditions (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.27	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10.30	Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

10.31	Asset Purchase Agreement made as of July 14, 2008, among Applied, Fluid Power Resource, LLC (“FPR”), and certain FPR subsidiaries (filed as Exhibit 2.1 to Applied’s Form 8-K dated July 16, 2008, SEC File No. 1-2299, and incorporated here by reference).

13	Applied’s 2010 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21	Applied’s subsidiaries at June 30, 2010.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and for each of the three years in the period ended June 30, 2010, and the Company’s internal control over financial reporting as of June 30, 2010, and have issued our reports thereon dated August 13, 2010; such consolidated financial statements and reports are included in your 2010 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 13, 2010

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
			ADDITIONS
		ADDITIONS	(DEDUCTIONS)
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		FROM		AT END OF
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RESERVE		PERIOD

YEAR ENDED JUNE 30, 2010:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,464	$2,508	($95)	(B)	$2,498	(A)	$6,379

YEAR ENDED JUNE 30, 2009:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,119	$4,540	$18	(B)	$4,213	(A)	$6,464

YEAR ENDED JUNE 30, 2008:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,134	$2,595	$80	(B)	$2,690	(A)	$6,119

(A)	Amounts represent uncollectible accounts charged off.

(B)	Amounts represent reserves for the return of merchandise by customers.
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
Date: August 13, 2010
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

*
Stephen E. Yates, Director

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”

Date: August 13, 2010

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2010

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to Applied’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to Applied’s Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005, among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to Applied’s Form 10-Q for the quarter ended December 31, 2009, SEC File No. 1-2299, and incorporated here by reference).

4.4	First Amendment Agreement dated as of June 6, 2007, among Applied, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to Applied’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.1	Form of Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 99.1 to Applied’s Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.2	A written description of Applied’s director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 26, 2010, under the caption “Director Compensation.”

*10.3	Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain directors (filed as Exhibit 10(c) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.4	Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms) (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.5	A written description of Applied’s Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.6	A written description of Applied’s Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied’s Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10.7	Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.8	Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement), the terms of which govern benefits vested as of December 31, 2004, for one executive officer, R. C. Shaw (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

*10.9	First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.10	Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(h) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.12	First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.14	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.16	2007 Long-Term Performance Plan (filed as Exhibit 10 to the Applied’s Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.17	Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.18	Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

Exhibit
No.	Description
*10.19	First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.20	Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.21	Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.22	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied’s Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.23	Restricted Stock Award Terms (Directors) (filed as Exhibit 10(b) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10.02 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Performance Grant Terms and Conditions (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as

Exhibit
No.	Description
Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10.30	Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

10.31	Asset Purchase Agreement made as of July 14, 2008, among Applied, Fluid Power Resource, LLC (“FPR”), and certain FPR subsidiaries (filed as Exhibit 2.1 to Applied’s Form 8-K dated July 16, 2008, SEC File No. 1-2299, and incorporated here by reference).

13	Applied’s 2010 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).	Attached

21	Applied’s subsidiaries at June 30, 2010.	Attached

23	Consent of Independent Registered Public Accounting Firm.	Attached

24	Powers of attorney.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached