Form 10-Q
period 2010-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2010-11-05
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Shares of common stock outstanding on           October 31, 2010            42,429,677 (No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX

Page
No.
Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Statements of Consolidated Income — Three Months Ended September 30, 2010 and 2009	2

Condensed Consolidated Balance Sheets — September 30, 2010 and June 30, 2010	3

Condensed Statements of Consolidated Cash Flows — Three Months Ended September 30, 2010 and 2009	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	14

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3: Quantitative and Qualitative Disclosures About Market Risk	21

Item 4: Controls and Procedures	22

Part II: OTHER INFORMATION

Item 1: Legal Proceedings	23

Item 1A: Risk Factors	23

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6: Exhibits	24

Signatures	26

Exhibit Index

Exhibits

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2010	2009

Net Sales	$527,501	$437,743
Cost of Sales	384,381	322,299

	143,120	115,444

Selling, Distribution and Administrative, including depreciation	108,229	97,803

Operating Income	34,891	17,641
Interest Expense, net	1,124	1,214
Other (Income) Expense, net	(343)	(303)

Income Before Income Taxes	34,110	16,730
Income Tax Expense	13,355	5,543

Net Income	$20,755	$11,187

Net Income Per Share — Basic	$0.49	$0.26

Net Income Per Share — Diluted	$0.48	$0.26

Cash dividends per common share	$0.17	$0.15

Weighted average common shares outstanding for basic computation	42,370	42,277

Dilutive effect of potential common shares	716	510

Weighted average common shares outstanding for diluted computation	43,086	42,787

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$94,593	$175,777
Accounts receivable, less allowances of $6,306 and $6,379	261,042	246,402
Inventories	190,758	173,253
Other current assets	24,822	23,428

Total current assets	571,215	618,860
Property, less accumulated depreciation of $141,048 and $138,790	67,044	58,471
Intangibles, net	95,671	85,916
Goodwill	73,743	63,405
Deferred tax assets	48,346	48,493
Other assets	16,690	16,375

TOTAL ASSETS	$872,709	$891,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$109,266	$94,529
Short-term debt	25,000	75,000
Compensation and related benefits	37,999	50,107
Other current liabilities	63,292	51,696

Total current liabilities	235,557	271,332
Postemployment benefits	48,966	48,560
Other liabilities	19,108	16,589

TOTAL LIABILITIES	303,631	336,481

Shareholders’ Equity
Preferred stock -no par value; 2,500 shares authorized; none issued or outstanding
Common stock -no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	145,366	143,185
Income retained for use in the business	614,919	601,370
Treasury shares — at cost (11,795 and 11,837 shares)	(192,996)	(193,468)
Accumulated other comprehensive loss	(8,211)	(6,048)

TOTAL SHAREHOLDERS’ EQUITY	569,078	555,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$872,709	$891,520

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$20,755	$11,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,713	2,929
Amortization of intangibles	2,787	2,476
Amortization of stock options and appreciation rights	1,259	1,398
(Gain) loss on sale of property	(10)	31
Treasury shares contributed to employee benefit, deferred compensation and other share-based compensation plans	996	322
Changes in operating assets and liabilities, net of acquisitions	(24,301)	31,779
Other, net	317	127

Net Cash provided by Operating Activities	4,516	50,249

Cash Flows from Investing Activities
Property purchases	(873)	(1,290)
Proceeds from property sales	41	40
Net cash paid for acquisition of businesses, net of cash acquired	(27,697)

Net Cash used in Investing Activities	(28,529)	(1,250)

Cash Flows from Financing Activities
Repayments under revolving credit facility	(50,000)	(5,000)
Dividends paid	(7,206)	(6,351)
Excess tax benefits from share-based compensation	392	223
Exercise of stock options and appreciation rights	143	196

Net Cash used in Financing Activities	(56,671)	(10,932)

Effect of Exchange Rate Changes on Cash	(500)	(22)

(Decrease) increase in cash and cash equivalents	(81,184)	38,045
Cash and cash equivalents at beginning of period	175,777	27,642

Cash and Cash Equivalents at End of Period	$94,593	$65,687

Non-cash Investing Activities:
Property purchases, unpaid at September 30	$10,000
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2010, and the results of its operations for the three month periods ended September 30, 2010 and 2009 and its cash flows for the three months ended September 30, 2010 and 2009, have been included. The condensed consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2011.

Inventory

The Company uses the last-in, first-out (LIFO) method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination.

There were no LIFO layer liquidation benefits recognized in the three months ended September 30, 2010 nor are any expected to be realized for the year ending June 30, 2011. During the three months ended September 30, 2009, the Company recorded a LIFO benefit connected to LIFO layer liquidations that reduced cost of goods sold by $710 and reduced the LIFO reserve by the same amount. If inventory levels had remained constant with the June 30, 2009 levels, the Company would have recorded LIFO expense of $3,640 in the three-months ended September 30, 2009. Thus, the combined overall effect of LIFO layer liquidations during the three months ended September 30, 2009 increased gross profit by $4,350.

Property

Cost incurred for software developed or obtained for internal use are capitalized in accordance with Accounting Standard Codification 350-40, are classified as property in the condensed consolidated balance sheets and are depreciated once placed in service over the estimated useful life of the software, generally three to ten years. The net book value of software is $13,300 and $3,800 at September 30, 2010 and June 30, 2010, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Antidilutive Common Stock Equivalents

In the three month period ended September 30, 2010 and 2009, respectively, stock options and stock appreciation rights related to the acquisition of 451 and 1,202 shares of common stock in the three month period were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
2.	BUSINESS COMBINATIONS
In July and August 2010, the Company completed two acquisitions for an aggregate cash purchase price of $32,000. UZ Engineered Products (UZ) is a distributor of industrial supply products for maintenance, repair, and operational needs, in the government and commercial sectors, throughout the U.S. and Canada. SCS Supply Group (SCS) is a distributor of bearings, power transmission components, electrical components, fluid power products and industrial supplies in Canada.

The projected annual sales run rate for these businesses is approximately $45,000. Results of operations for the acquired businesses are included in the Company’s Service Center Based Distribution segment results of operations from the date of closing.
3.	GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segment for the period ended September 30, 2010 are as follows:

	Service Center Based	Fluid Power
	Distribution	Businesses	Total

Balance at July 1, 2010	$63,405	$0	$63,405

Goodwill acquired during the period	10,595		10,595
Other, including currency translation	(257)		(257)

Balance at September 30, 2010	$73,743	$0	$73,743

At September 30, 2010, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

		Accumulated	Net
September 30, 2010	Amount	Amortization	Book Value

Amortized Intangibles:
Customer relationships	$75,942	$16,964	$58,978
Trade names	25,542	4,104	21,438
Vendor relationships	13,798	2,757	11,041
Non-competition agreements	4,818	1,894	2,924

Total Amortized Intangibles	120,100	25,719	94,381

Non-amortized trade name	1,290		1,290

Total Intangibles	$121,390	$25,719	$95,671

		Accumulated	Net
June 30, 2010	Amount	Amortization	Book Value

Customer relationships	$65,324	$15,328	$49,996
Trade names	25,648	3,777	21,871
Vendor relationships	13,842	2,511	11,331
Non-competition agreements	4,394	1,676	2,718

Total Intangibles	$109,208	$23,292	$85,916

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense based on the Company’s intangible assets as of September 30, 2010 is estimated to be $11,400 for 2011, $10,800 for 2012, $10,000 for 2013, $8,700 for 2014, $8,000 for 2015 and $7,300 for 2016.
4.	DEBT
At September 30, 2010, debt outstanding under a private placement borrowing due in November 2010, totaled $25,000. The Company’s outstanding debt approximates fair value as of September 30, 2010.
As of September 30, 2010, the Company has no amounts outstanding on its committed revolving credit facility.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5.	RISK MANAGEMENT ACTIVITIES
The Company is exposed to market risks, primarily resulting from changes in currency exchange rates. To manage this risk, the Company may enter into derivative transactions pursuant to the Company’s written policy. Derivative instruments are recorded on the condensed consolidated balance sheet at their fair value and changes in fair value are recorded each period in current earnings or comprehensive income. The Company does not hold or issue derivative financial instruments for trading purposes. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the probability that the underlying transaction will occur.

Foreign Currency Exchange Rate Risk

In November 2000, the Company entered into two 10-year cross-currency swap agreements to manage its foreign currency risk exposure on private placement borrowings related to its wholly-owned Canadian subsidiary. The cross-currency swaps effectively convert $25,000 of debt, and the associated interest payments, from 7.98% fixed rate U.S. dollar denominated debt to 7.75% fixed rate Canadian dollar denominated debt. The terms of the two cross-currency swaps mirror the terms of the private placement borrowings. One of the cross-currency swaps with a notional amount of $20,000 is designated as a cash flow hedge. For the three months ended September 30, 2010, there was no ineffectiveness of this cross-currency swap. The unrealized losses on this swap are included in accumulated other comprehensive loss and the corresponding fair value is included in other current liabilities in the condensed consolidated balance sheets.

The other cross-currency swap with a notional amount of $5,000 is not designated as a hedging instrument under hedge accounting provisions. The balance sheet classification for the fair value of this contract is other current liabilities in the condensed consolidated balance sheets. The income statement classification for the fair value of this swap is to other (income) expense, net for both unrealized gains and losses.

These cross-currency swaps are expected to be settled in November 2010 when the associated private placement borrowings are repaid.

Interest Rate Risk

The interest rate swap entered into in September 2008 was settled this quarter, thus there was no unrealized gain or loss recognized in accumulated other comprehensive loss during the quarter. At June 30, 2010, this liability was included in other current liabilities in the condensed consolidated balance sheets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following table summarizes the fair value of derivative instruments as recorded in other current liabilities in the condensed consolidated balance sheets:

	Fair Value at
	September 30,	Fair Value at
	2010	June 30, 2010
Derivatives designated as hedging instruments:
Cross-currency swap	$9,555	$8,728
Interest rate swap	0	316

Total derivatives designated as hedging instruments	9,555	9,044

Derivative not designated as a hedging instrument — cross-currency swap:	2,389	2,182

Total Derivatives	$11,944	$11,226

The following table summarizes the effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended September 30, 2010 and 2009 (amounts presented exclude income tax effects):

			Amount of Loss Reclassified from
			Accumulated OCI into Income
Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in		(Effective Portion), Included in
Hedging Relationships	OCI on Derivatives (Effective Portion)		Interest Expense, net
Three Months Ended September 30,	2010	2009	2010	2009
Cross-currency swap	$(827)	$(2,304)
Interest rate swap	0	132	$(316)	$(350)

Total	$(827)	$(2,172)	$(316)	$(350)

	Amount of Loss (Gain) Recognized in
Derivative Not Designated as	Income on Derivative, Included in Other
Hedging Instrument	(Income) Expense, net
Three Months Ended September 30,	2010	2009
Cross-currency swap	$207	$576

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
6.	FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value are as follows at September 30, 2010 and June 30, 2010 (there are currently no items categorized as Level 3 within the fair value hierarchy):

			Fair Value Measurements
			Quoted Prices in Active
			Markets for Identical		Significant Other
			Instruments		Observable Inputs
	Recorded Value		Level 1		Level 2
	September	June 30,	September	June 30,	September	June 30,
	30, 2010	2010	30, 2010	2010	30, 2010	2010

Assets:
Marketable securities	$9,541	$8,592	$9,541	$8,592

Liabilities:
Cross-currency swaps	$11,944	$10,910			$11,944	$10,910

Interest rate swap	0	316			0	316

Total Liabilities	$11,944	$11,226			$11,944	$11,226

Marketable securities in the previous table are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets. The fair values were derived using quoted market prices.
Fair values for cross-currency and interest rate swaps in the previous table are derived based on valuation models using foreign currency exchange rates and inputs readily available in the public swap markets for similar instruments adjusted for terms specific to these instruments. Since the inputs used to value these instruments are observable and the counterparties are creditworthy, the Company has classified them as Level 2 inputs. The liabilities are included in other current liabilities on the condensed consolidated balance sheets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
7.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Three Months Ended
	September 30,
	2010	2009
Net income	$20,755	$11,187
Other comprehensive (loss) income:
Unrealized loss on cash flow hedges, net of income tax of $(426) and $(812)	(1,030)	(1,801)
Reclassification of interest expense into income, net of income tax of $116 and $133	200	217
Reclassification of pension and postemployment expense into income, net of income tax of $135 and $169	419	276
Foreign currency translation adjustment, net of income tax of $(20) and $(13)	(1,797)	(1,194)
Unrealized gain on investment securities available for sale, net of income tax of $25 and $8	45	18

Total comprehensive income	$18,592	$8,703

8.	BENEFIT PLANS
The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

			Retiree Health Care
	Pension Benefits		Benefits
Three Months Ended September 30,	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$115	$144	$10	$13
Interest cost	565	673	59	65
Expected return on plan assets	(96)	(88)
Recognized net actuarial loss (gain)	362	231	(21)	(22)
Amortization of prior service cost	177	199	35	37

Net periodic benefit cost	$1,123	$1,159	$83	$93

The Company contributed $1,129 to its pension benefit plans and $42 to its retiree health care plans in the three months ended September 30, 2010. Expected contributions for all of fiscal 2011 are $1,700 for the pension benefit plans and $250 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
9.	SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales between the Service Center Based Distribution segment and the Fluid Power Businesses segment have been eliminated in the table below.

Segment Financial Information for the three months ended:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total

September 30, 2010
Net sales	$423,953	$103,548	$527,501
Operating income for reportable segments	26,068	9,434	35,502
Assets used in the business	666,871	205,838	872,709
Depreciation	2,177	536	2,713
Capital expenditures	717	156	873

September 30, 2009
Net sales	$363,310	$74,433	$437,743
Operating income for reportable segments	17,262	3,298	20,560
Assets used in the business	619,891	190,614	810,505
Depreciation	2,417	512	2,929
Capital expenditures	1,071	219	1,290

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2010	2009
Operating income for reportable segments	$35,502	$20,560
Adjustment for:
Amortization of intangibles:
Service Center Based Distribution	781	413
Fluid Power Businesses	2,006	2,063
Corporate and other (income) expense, net	(2,176)	443

Total operating income	34,891	17,641
Interest expense, net	1,124	1,214
Other (income) expense, net	(343)	(303)

Income before income taxes	$34,110	$16,730

The change in corporate and other (income) expense, net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the company making the sale and are as follows:

	Three Months Ended
	September 30,
Geographic Location:	2010	2009
United States	$459,053	$378,698
Canada	54,321	47,838
Mexico	14,127	11,207

Total	$527,501	$437,743

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed statements of consolidated income and cash flows for the three-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2010, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 13, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
November 5, 2010

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is an industrial distributor that offers parts critical to the operations of MRO and OEM customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power shop, mechanical and fabricated rubber services. Applied is an authorized distributor for more than 2,000 manufacturers, and we offer access to approximately 4 million stock keeping units (SKUs). A large portion of our business is selling replacement parts to manufacturers and other industrial concerns for repair or maintenance of machinery and equipment. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2011, business was conducted in the United States, Canada, Mexico and Puerto Rico from 475 facilities.
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
Overview
Consolidated net sales for the quarter ended September 30, 2010 increased $89.8 million or 20.5% compared to the prior year quarter, with acquisitions contributing 1.3% of the increase. Operating margin increased to 6.6% of net sales from 4.0% for the prior year quarter and net income increased $9.6 million or 85.5% compared to the prior year quarter. Shareholders’ equity at September 30, 2010 was $569.1 million. The current ratio moved to 2.4 to 1 from 2.3 to 1 at June 30, 2010.
Applied monitors several economic indices that have been key indicators for industrial economic activity. These include the Manufacturing Capacity Utilization (MCU) index published by the Federal Reserve Board and the Manufacturing Index published by the Institute for Supply Management (ISM). Historically, our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery and require replacement parts. Our sales tend to lag the MCU on the upswing by up to six months and move closer in alignment with the declines.
These indices showed moderating growth in the industrial economy during the first quarter of fiscal 2011. The MCU increased in July and August and then declined slightly in September to 72.4, still well above its last trough of 65.2 in June of 2009. The ISM was 54.4 in September, down from 56.2 in June. The ISM has been generally declining since its year-long high of 60.4 in April. Our first quarter sales per day run rate was consistent with our June 2010 quarter run rate. We did experience our normal seasonality with the July and August sales per day rates being down slightly compared to June. We then saw an improvement in September. We believe

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
that the recovery of the U.S. industrial economy will continue, but for the remainder of the fiscal year will settle into a slower pace of growth.
The number of Company associates was 4,652 at September 30, 2010, 4,468 at June 30, 2010, and 4,635 at September 30, 2009. During the quarter, our same-store operations experienced a headcount reduction of 43 associates and our recent acquisitions added 227 associates. Our operating facilities totaled 475 at September 30, 2010, 455 at June 30, 2010, and 462 at September 30, 2009. The net increase in operating facilities from June 30, 2010 is due to recent acquisitions (9) and a redefinition of how we classify certain shop operations (11).
Results of Operations
Three Months Ended September 30, 2010 and 2009
During the quarter ended September 30, 2010, net sales increased $89.8 million or 20.5% compared to the prior year quarter. Acquisitions accounted for additional sales of $5.5 million or 1.3% of the net sales growth, with the remaining increase related to same-store business. The number of selling days for the quarters ended September 30, 2010 and 2009 were 64 days each.
Net sales from our Service Center Based Distribution segment increased $60.6 million or 16.7% during the quarter from the same period in the prior year, primarily attributed to increases in our same-store business. Acquisitions within this segment increased sales by $5.5 million, or 1.5%.
Net sales from our Fluid Power Businesses segment increased $29.1 million or 39.1% during the quarter from the same period in the prior year, attributed to increases in same-store business and in particular, sales to customers in high-tech industries.
From a geographic perspective, sales from our U.S. operations were up $80.4 million or 21.2%, driven by same-store business, acquisitions accounted for 0.9% of the U.S. increase. Sales from our Canadian operations increased $6.5 million or 13.6%. This increase consists of $3.3 million due to favorable foreign currency translation, $2.0 million from acquisitions and the remaining increase attributed to increases in same-store business. Our Mexican operations increased $2.9 million or 26.1% primarily due to increases in same-store business.
During the quarter ended September 30, 2010, industrial products and fluid power products accounted for 71.5% and 28.5%, respectively, of net sales as compared to 73.5% and 26.5%, respectively, for the same period in the prior year. The increase in fluid power products is reflective of the Fluid Power Businesses segment being favorably impacted by a quicker economic recovery, largely driven by customers in high-tech industries.
Our gross profit margin for the quarter increased to 27.1% compared to the prior year quarter’s 26.4%. The current quarter’s gross profit was positively impacted by LIFO benefits of $2.7 million or 0.5% resulting from effective price decreases. These decreases flow through the LIFO calculation as a benefit as the price paid for product (net of inventory purchasing incentives) is

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
lower this year versus last. We expect to see a minor additional benefit from this in the December quarter and we do not anticipate any impact in the third or fourth quarters. We are also experiencing competitive market pressures in passing on supplier price increases within our Service Center Based Distribution segment.
Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 20.5% of net sales in the quarter ended September 30, 2010 compared to 22.3% in the prior year quarter. On an absolute basis, SD&A increased $10.4 million or 10.7% compared to the prior year quarter. Of this amount, acquisitions added $2.9 million, while increases in wages and benefits totaled $7.1 million, primarily driven by variable compensation tied to improved performance.
Operating income increased 97.8% to $34.9 million during the quarter compared to $17.6 million during the prior year quarter. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.1% in the current year quarter, from 4.8% in the prior year quarter. This increase as compared to the prior year quarter reflects improved operating leverage on the increase in sales. The Fluid Power Businesses operating margins increased to 9.1% in the current year quarter from 4.4% in the prior year quarter. This improvement is driven largely by significant leverage in increases in sales.
The effective income tax rate was 39.2% for the quarter ended September 30, 2010 compared to 33.1% for the quarter ended September 30, 2009. The increase from the prior year quarter is due to a provision made for U.S. income tax expense on a portion of undistributed earnings not considered permanently reinvested in our Canadian subsidiaries. Additionally, the first quarter of fiscal 2010 included $0.5 million of benefits relating to foreign and state income taxes which did not recur.
As a result of the factors addressed above, net income increased $9.6 million or 85.5% compared to the prior year quarter. Net income per share was $0.48 per share for the quarter ended September 30, 2010, compared to $0.26 in the prior year quarter.
Liquidity and Capital Resources
Net cash provided by operating activities for the three months ended September 30, 2010 was $4.5 million. This compares to $50.2 million provided by operating activities in the same period a year ago. The most significant factor in the $45.7 million fluctuation relates to changes in inventory. In the prior year, we were reducing inventory levels whereas inventory has increased slightly in the current year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net cash used in investing activities during the current year was $28.5 million; $27.7 million was used for acquisitions and $0.9 million for capital expenditures. In the first three months of fiscal 2010, we used $1.3 million in investing activities primarily for capital expenditures.
Net cash used in financing activities was $56.7 million for the three months ended September 30, 2010. In the first quarter of fiscal 2011, we repaid $50.0 million under our revolving credit facility and we paid dividends of $7.2 million. In the prior year, financing activities used $10.9 million of cash; we repaid a net $5.0 million on our revolving credit facility and paid dividends of $6.4 million. We did not repurchase shares of treasury stock in the first quarter of fiscal 2011 or 2010.
On October 1, 2010, Applied announced its selection of SAP to help transform the Company’s technology platforms and enhance its business information and transaction systems for future growth. We expect capital expenditures for this ERP project for all of fiscal 2011 to be around $16.0 million, of which $10.0 million is included in the September quarter. These amounts primarily relate to hardware and software fees. This capital expenditure amount of $16.0 million should be added to the previous capital expenditure guidance of $8.0 to $9.5 million provided in our fiscal year 2010 annual report. We expect SD&A expenses associated with this project to be approximately $3.5 million in fiscal year 2011.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. There are no borrowings outstanding under this facility at September 30, 2010. At September 30, 2010, unused lines under this facility, net of outstanding letters of credit, total $143.2 million and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Insurance Company that enables us to borrow up to $100.0 million in additional long-term financing with terms of up to fifteen years. This agreement expires in February 2013. At September 30, 2010, there were no outstanding borrowings under this agreement. We believe in the current borrowing environment, that any funds drawn down under this facility would carry interest rates in the 4.0% to 5.0% range.
The $25.0 million of debt classified as short-term is private placement debt which matures in November 2010.
The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire shares of common stock in the quarter ended September 30, 2010. At September 30, 2010, we had authorization to repurchase an additional 837,200 shares.
Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of short-term debt, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength, however, any additional debt may be at higher rates than under the terms of the revolving credit facility.
Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “guidance,” “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “forecast,” “may,” and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; changes in the prices for products and services relative to the cost of providing them; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the potential for product shortages if suppliers are unable to fulfill in a timely manner increased demand in the economic recovery; competitive pressures; the cost of products and energy and other operating costs; our reliance on information systems; our ability to implement our ERP system in a timely, cost-effective, and competent manner, and to capture its planned benefits; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability and timing of new business opportunities

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse regulation and legislation, including potential changes in tax regulations (e.g., those affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discuss certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2010.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has evaluated its exposure to various market risk factors, including its primary market risk exposure through the effects of changes in exchange rates. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes.
During the three months ended September 30, 2010, there were no material changes in our market risk exposure. In September 2010, we settled the interest rate swap outstanding at June 30, 2010. For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2010.

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
During the first quarter of fiscal 2011, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A. Risk Factors.
Except as set forth below, there are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended June 30, 2010. You should carefully consider these factors in addition to the other information set forth in this report which could materially affect our business, financial condition, or future results. The risks and uncertainties described in this report and in our annual report on Form 10-K for the year ended June 30, 2010, are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impact our business and operations.
We face risks in connection with the implementation of a new integrated information technology platform for our business.
We have announced our intent to replace multiple legacy applications with a common SAP information technology platform. The implementation is expected to occur over several years in planned phases, primarily based on geographic region. The process will be technically intensive, requiring design, testing, modifications, and project coordination. Because of the project’s complexity, we could experience disruptions in our business operations related to the implementation effort. Disruptions could result in material adverse consequences, including delays, loss of information, damage to our ability to process transactions or harm to our control environment, and unanticipated increases in costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Repurchases in the quarter ended September 30, 2010 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1) (2)

July 1, 2010 to July 31, 2010	-0-	-0-	-0-	837,200
August 1, 2010 to August 31, 2010	-0-	-0-	-0-	837,200
September 1, 2010 to September 30, 2010	-0-	-0-	-0-	837,200

Total	-0-	-0-	-0-	837,200

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter the Company purchased 236 shares in connection with the deferred compensation program and the vesting of stock awards.
ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30,

Exhibit No.	Description

1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company’s Form 10-Q for the Quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q dated February 9, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.4	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

10	Performance Shares Terms and Conditions, as amended for performance shares awarded to executive officers in September 2010.

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: November 5, 2010	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: November 5, 2010	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company’s Form 10-Q for the Quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q dated February 9, 2010, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION

4.4	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

10	Performance Shares Terms and Conditions, as amended for performance shares awarded to executive officers in September 2010.	Attached

15	Independent Registered Public Accounting Firm’s Awareness Letter.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached