Form 10-Q
period 2010-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2011-02-02
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Shares of common stock outstanding on           January 14, 2011            42,453,803 (No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX

Page
No.
Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Statements of Consolidated Income — Three and Six Months Ended December 31, 2010 and 2009	2

Condensed Consolidated Balance Sheets — December 31, 2010 and June 30, 2010	3

Condensed Statements of Consolidated Cash Flows — Six Months Ended December 31, 2010 and 2009	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3: Quantitative and Qualitative Disclosures About Market Risk	25

Item 4: Controls and Procedures	26

Part II: OTHER INFORMATION

Item 1: Legal Proceedings	27

Item 1A: Risk Factors	27

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6: Exhibits	28

Signatures	30

Exhibit Index

Exhibits

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net Sales	$529,517	$446,253	$1,057,018	$883,996
Cost of Sales	385,236	329,348	769,617	651,647

	144,281	116,905	287,401	232,349

Selling, Distribution and Administrative, including depreciation	111,225	98,002	219,454	195,805

Operating Income	33,056	18,903	67,947	36,544
Interest Expense, net	458	1,333	1,582	2,547
Other (Income) Expense, net	(421)	58	(764)	(245)

Income Before Income Taxes	33,019	17,512	67,129	34,242
Income Tax Expense	11,826	7,025	25,181	12,568

Net Income	$21,193	$10,487	$41,948	$21,674

Net Income Per Share — Basic	$0.50	$0.25	$0.99	$0.51

Net Income Per Share — Diluted	$0.49	$0.24	$0.97	$0.51

Cash dividends per common share	$0.17	$0.15	$0.34	$0.30

Weighted average common shares outstanding for basic computation	42,411	42,298	42,391	42,287

Dilutive effect of potential common shares	887	532	826	506

Weighted average common shares outstanding for diluted computation	43,298	42,830	43,217	42,793

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,915	$175,777
Accounts receivable, less allowances of $6,308 and $6,379	250,671	246,402
Inventories	194,991	173,253
Other current assets	29,392	23,428

Total current assets	528,969	618,860
Property, less accumulated depreciation of $140,278 and $138,790	67,357	58,471
Intangibles, net	93,389	85,916
Goodwill	74,587	63,405
Deferred tax assets	47,557	48,493
Other assets	17,771	16,375

TOTAL ASSETS	$829,630	$891,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,957	$94,529
Short-term debt		75,000
Compensation and related benefits	42,134	50,107
Other current liabilities	43,049	51,696

Total current liabilities	172,140	271,332
Postemployment benefits	49,371	48,560
Other liabilities	18,878	16,589

TOTAL LIABILITIES	240,389	336,481

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	146,804	143,185
Income retained for use in the business	628,912	601,370
Treasury shares — at cost (11,760 and 11,837 shares)	(192,598)	(193,468)
Accumulated other comprehensive loss	(3,877)	(6,048)

TOTAL SHAREHOLDERS’ EQUITY	589,241	555,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$829,630	$891,520

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$41,948	$21,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,496	5,770
Amortization of intangibles	5,678	5,047
Amortization of stock options and appreciation rights	1,569	2,275
Gain on sale of property	(20)	(116)
Treasury shares contributed to employee benefit, deferred compensation and other share-based compensation plans	2,110	777
Changes in assets and liabilities, net of acquisitions	(37,934)	59,705
Other, net	1,119	531

Net Cash provided by Operating Activities	19,966	95,663

Cash Flows from Investing Activities
Property purchases	(13,804)	(2,951)
Proceeds from property sales	124	421
Net cash paid for acquisition of businesses, net of cash acquired	(27,739)	(100)

Net Cash used in Investing Activities	(41,419)	(2,630)

Cash Flows from Financing Activities
Repayments under revolving credit facility	(50,000)	(5,000)
Long-term debt repayments	(25,000)
Settlements of cross currency swap agreements	(12,752)
Dividends paid	(14,422)	(12,699)
Excess tax benefits from share-based compensation	778	251
Exercise of stock options and appreciation rights	338	205

Net Cash used in Financing Activities	(101,058)	(17,243)

Effect of Exchange Rate Changes on Cash	649	771

(Decrease) increase in cash and cash equivalents	(121,862)	76,561
Cash and cash equivalents at beginning of period	175,777	27,642

Cash and Cash Equivalents at End of Period	$53,915	$104,203

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2010, and the results of its operations for the three and six month periods ended December 31, 2010 and 2009 and its cash flows for the six months ended December 31, 2010 and 2009, have been included. The condensed consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
Operating results for the three and six month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2011.
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
LIFO layer liquidation benefits recognized in the three and six month periods ended December 31, 2010 were not significant. During the three and six month periods ended December 31, 2009, the Company recorded LIFO layer liquidations reducing cost of goods sold by $1,800 and $2,500, respectively and the LIFO reserve by the same amount. If inventory levels had remained constant with the June 30, 2009 levels, the Company would have recorded LIFO expense of $3,900 in the three-months ended December 31, 2009 and $7,500 for the six-months ended December 31, 2009. Thus, the combined overall effect of LIFO layer liquidations during the three months and six months ended December 31, 2009 increased gross profit by $5,700 and $10,000, respectively.
Property
Cost incurred for software developed or obtained for internal use are capitalized in accordance with Accounting Standard Codification 350-40, are classified as property in the condensed consolidated balance sheets and are depreciated once placed in service over the estimated useful life of the software. The net book value of software is $13,800 and $3,800 at December 31, 2010 and June 30, 2010, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Antidilutive Common Stock Equivalents
In the three month and six month periods ended December 31, 2010 and 2009, respectively, stock options and stock appreciation rights related to the acquisition of 102 and 1,423 shares of common stock in the three month periods and 297 and 1,310 shares of common stock in the six month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
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
3.	GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segment for the period ended December 31, 2010 are as follows:

	Service Center Based	Fluid Power
	Distribution	Businesses	Total

Balance at July 1, 2010	$63,405	$0	$63,405

Goodwill acquired during the period	10,637		10,637
Other, including currency translation	545		545

Balance at December 31, 2010	$74,587	$0	$74,587

At December 31, 2010, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

		Accumulated	Net
December 31, 2010	Amount	Amortization	Book Value

Amortized Intangibles:
Customer relationships	$76,465	$19,060	$57,405
Trade names	25,664	4,612	21,052
Vendor relationships	13,945	3,067	10,878
Non-competition agreements	4,893	2,129	2,764

Total Amortized Intangibles	120,967	28,868	92,099

Non-amortized trade name	1,290		1,290

Total Intangibles	$122,257	$28,868	$93,389

		Accumulated	Net
June 30, 2010	Amount	Amortization	Book Value

Customer relationships	$65,324	$15,328	$49,996
Trade names	25,648	3,777	21,871
Vendor relationships	13,842	2,511	11,331
Non-competition agreements	4,394	1,676	2,718

Total Intangibles	$109,208	$23,292	$85,916

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for each of the following fiscal years (based on the Company’s intangible assets as of December 31, 2010) is estimated to be $11,500 for 2011, $10,800 for 2012, $10,000 for 2013, $8,700 for 2014, $8,000, for 2015 and $7,400 for 2016.
4.	DEBT
In September 2010, the Company repaid $50.0 million under the revolving credit facility. In November 2010, the Company repaid $25.0 million under the private placement borrowing.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5.	RISK MANAGEMENT ACTIVITIES
The derivative instruments outstanding at June 30, 2010 have been settled in the first half of fiscal 2011.
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
Foreign Currency Exchange Rate Risk
The cross-currency swap agreements entered into in November 2000 were settled this quarter. Thus, there are no unrealized losses included in accumulated other comprehensive loss during the quarter for the $20,000 cross-currency swap which was designated as a cash flow hedge. At June 30, 2010, this liability was included in other current liabilities in the condensed consolidated balance sheets.
The other cross-currency swap with a notional amount of $5,000 was not designated as a hedging instrument under hedge accounting provisions. At June 30, 2010, this contract was classified in other current liabilities in the condensed consolidated balance sheets. The income statement classification for the fair value of this swap is to other (income) expense, net for both unrealized gains and losses.
Interest Rate Risk
The interest rate swap entered into in September 2008 was settled in the first quarter of fiscal 2011, thus there was no unrealized gain or loss recognized in accumulated other comprehensive loss during the quarter. At June 30, 2010, this liability was included in other current liabilities in the condensed consolidated balance sheets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following table summarizes the fair value of derivative instruments as recorded in other current liabilities in the condensed consolidated balance sheets at June 30, 2010 (there are no amounts outstanding at December 31, 2010):

Fair Value
Derivatives designated as hedging instruments:
Cross-currency swap	$8,728
Interest rate swap	316

Total derivatives designated as hedging instruments	9,044

Derivative not designated as a hedging instrument — cross-currency swap:	2,182

Total Derivatives	$11,226

The following table summarizes the effects of derivative instruments on income and other comprehensive income (OCI) for the three and six months ended December 31, 2010 and 2009 (amounts presented exclude income tax effects):

					Amount of Loss Reclassified from Accumulated
	Amount of Gain (Loss) Recognized in OCI on				OCI into Income (Effective Portion), Included
	Derivatives (Effective Portion)				in Interest Expense, net
Derivatives in Cash Flow	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Hedging Relationships	2010	2009	2010	2009	2010	2009	2010	2009
Cross-currency swap	$—	$(496)	$—	$(2,800)
Interest rate swap		271		403	$—	$(355)	$(316)	$(706)

Total	$—	$(225)	$—	$(2,397)	$—	$(355)	$(316)	$(706)

	Amount of Gain (Loss) Recognized in Income on Derivative, Included
	in Other (Income) Expense, net
Derivative Not Designated as	Three Months Ended		Six Months Ended
Hedging Instrument	2010	2009	2010	2009
Cross-currency swap	$161	$(124)	$368	$(700)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
6.	FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value are as follows at December 31, 2010 and June 30, 2010 (there are currently no items categorized as Level 3 within the fair value hierarchy):

			Fair Value Measurements
			Quoted Prices in Active
			Markets for Identical		Significant Other
			Instruments		Observable Inputs
	Recorded Value		Level 1		Level 2
	December	June 30,	December	June 30,	December	June 30,
	31, 2010	2010	31, 2010	2010	31, 2010	2010

Assets:
Marketable securities	$10,369	$8,592	$10,369	$8,592

Liabilities:
Cross-currency swaps	$—	$10,910			$—	$10,910

Interest rate swap		316				316

Total Liabilities	$—	$11,226			$—	$11,226

Marketable securities in the previous table are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets. The fair values were derived using quoted market prices.
Fair values for cross-currency and interest rate swaps in the previous table were derived based on valuation models using foreign currency exchange rates and inputs readily available in the public swap markets for similar instruments adjusted for terms specific to these instruments. Since the inputs used to value these instruments were observable and the counterparties were creditworthy, the Company classified them as Level 2 inputs. These liabilities have all been settled in fiscal 2011, the balances at June 30, 2010 were included in other current liabilities on the condensed consolidated balance sheets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
7.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Three Months Ended
	December 31,
	2010	2009
Net income	$21,193	$10,487
Other comprehensive income (loss):
Unrealized gain on cash flow hedges, net of income tax of $344 and $134	846	314
Reclassification of interest expense into income, net of income tax of $135 in the quarter ended 12/31/09	—	221
Reclassification of pension and postemployment expense into income, net of income tax of $212 and $169	341	276
Foreign currency translation adjustment, net of income tax of $58 and $30	3,088	2,944
Unrealized gain on investment securities available for sale, net of income tax of $43 and $3	59	9

Total comprehensive income	$25,527	$14,251

	Six Months Ended
	December 31,
	2010	2009
Net income	$41,948	$21,674
Other comprehensive (loss) income:
Unrealized loss on cash flow hedges, net of income tax of $(82) and $(678)	(184)	(1,487)
Reclassification of interest expense into income, net of income tax of $116 and $268	200	438
Reclassification of pension and postemployment expense into income, net of income tax of $347 and $338	760	552
Foreign currency translation adjustment, net of income tax of $38 and $17	1,291	1,750
Unrealized gain on investment securities available for sale, net of income tax of $68 and $11	104	28

Total comprehensive income	$44,119	$22,955

8.	BENEFIT PLANS
The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

			Retiree Health Care
	Pension Benefits		Benefits
Three Months Ended December 31,	2010	2009	2010	2009

Components of net periodic benefit cost:
Service cost	$115	$144	$10	$13
Interest cost	564	673	59	65
Expected return on plan assets	(96)	(88)
Recognized net actuarial loss (gain)	362	231	(21)	(22)
Amortization of prior service cost	178	199	35	37

Net periodic benefit cost	$1,123	$1,159	$83	$93

			Retiree Health Care
	Pension Benefits		Benefits
Six Months Ended December 31,	2010	2009	2010	2009

Components of net periodic benefit cost:
Service cost	$230	$287	$20	$26
Interest cost	1,129	1,347	118	130
Expected return on plan assets	(192)	(176)
Recognized net actuarial loss (gain)	724	462	(42)	(44)
Amortization of prior service cost	355	399	69	74

Net periodic benefit cost	$2,246	$2,319	$165	$186

The Company contributed $1,329 to its pension benefit plans and $72 to its retiree health care plans in the six months ended December 31, 2010. Expected contributions for all of fiscal 2011 are $1,700 for the pension benefit plans and $250 for retiree health care plans.

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

Segment Financial Information for the three months ended:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total

December 31, 2010
Net sales	$426,161	$103,356	$529,517
Operating income for reportable segments	25,288	9,875	35,163
Depreciation	2,286	497	2,783
Capital expenditures	12,832	99	12,931

December 31, 2009
Net sales	$366,373	$79,880	$446,253
Operating income for reportable segments	16,340	5,477	21,817
Depreciation	2,306	535	2,841
Capital expenditures	1,599	62	1,661

Segment Financial Information for the six months ended:

	Service Center	Fluid
	Based	Power
	Distribution	Businesses	Total

December 31, 2010
Net sales	$850,114	$206,904	$1,057,018
Operating income for reportable segments	51,356	19,309	70,665
Assets used in the business	630,572	199,058	829,630
Depreciation	4,463	1,033	5,496
Capital expenditures	13,549	255	13,804

December 31, 2009
Net sales	$729,682	$154,314	$883,996
Operating income for reportable segments	33,602	8,775	42,377
Assets used in the business	633,457	192,683	826,140
Depreciation	4,690	1,080	5,770
Capital expenditures	2,671	280	2,951

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Operating income for reportable segments	$35,163	$21,817	$70,665	$42,377
Adjustment for:
Amortization of intangibles:
Service Center Based Distribution	905	508	1,686	921
Fluid Power Businesses	1,986	2,063	3,992	4,126
Corporate and other (income) expense, net	(784)	343	(2,960)	786

Total operating income	33,056	18,903	67,947	36,544
Interest expense, net	458	1,333	1,582	2,547
Other (income) expense, net	(421)	58	(764)	(245)

Income before income taxes	$33,019	$17,512	$67,129	$34,242

The change in corporate and other (income) expense, net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.
Net sales are presented in geographic areas based on the location of the facility shipping the sale and are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Geographic Areas:	2010	2009	2010	2009
United States	$450,951	$384,851	$910,244	$763,584
Canada	63,329	48,947	117,410	96,785
Mexico	15,237	12,455	29,364	23,627

Total	$529,517	$446,253	$1,057,018	$883,996

10.	SUBSEQUENT EVENT
As disclosed in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, the Company is the owner and beneficiary under life insurance policies with benefits in force of $14,000 and a net cash surrender value of $3,200 at June 30, 2010. In January 2011, the Company received $1,800 in benefits under these policies and expects to realize a gain of $1,700 in the quarter ending March 31, 2011.

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2010 and 2009, and of consolidated cash flows for the six-month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
February 2, 2011

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is an industrial distributor that offers parts critical to the operations of MRO and OEM customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power shop, mechanical and fabricated rubber services. Applied is an authorized distributor for more than 2,000 manufacturers, and we offer access to approximately 4 million stock keeping units (SKUs). A large portion of our business is selling replacement parts to manufacturers and other industrial concerns for repair or maintenance of machinery and equipment. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2011, business was conducted in the United States, Canada, Mexico and Puerto Rico from 473 facilities.
The following is Management’s Discussion and Analysis of significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed statements of consolidated income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the majority of SKUs we sell in any given period were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Overview
Consolidated net sales for the quarter ended December 31, 2010 increased $83.3 million or 18.7% compared to the prior year quarter, with acquisitions contributing $11.4 million and favorable foreign currency translation accounting for $3.3 million or a 0.7% increase over the prior year sales. Operating margin increased to 6.2% of net sales from 4.2% for the prior year quarter and net income increased $10.7 million or 102.1% compared to the prior year quarter. Shareholders’ equity at December 31, 2010 was $589.2 million. The current ratio moved to 3.1 to 1 from 2.3 to 1 at June 30, 2010 as we retired $75.0 million of debt in fiscal 2011. As of December 31, 2010, we had no borrowings outstanding under our existing credit facilities.
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
These indices showed continued moderate growth in the industrial economy during the second quarter of fiscal 2011. The MCU for December is 73.5, up from September’s 72.4 and still well above its last trough of 65.2 in June of 2009. The ISM was 57.0 in December, up from September’s 54.4. While down from its 2010 high of 60.4 in April, the ISM appears stable and is in keeping with a forecast for moderate growth. Our second quarter average sales per day

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
increased 5.3% compared to our first quarter average sales per day and were 20.6% above our prior year second quarter average sales per day. We believe that the recovery of the U.S. industrial economy will continue, but for the remainder of the fiscal year will settle into a slower pace of growth.
The number of Company associates was 4,655 at December 31, 2010, 4,468 at June 30, 2010, and 4,550 at December 31, 2009. During the six months ended December 31, 2010, exclusive of acquisitions, headcount fell by 40 associates. Acquisitions completed since June 30, 2010 added 227 associates. The number of operating facilities totaled 473 at December 31, 2010 and 463 at December 31, 2009.
Results of Operations
Three Months Ended December 31, 2010 and 2009
The following table is included to aid in review of Applied’s condensed statements of consolidated income. The percent increase (decrease) column is comparative to the same period in the prior year.

	Three Months Ended December 31,
			Percent
	As a Percent of Net Sales		Increase
	2010	2009	(Decrease)
Net Sales	100.0%	100.0%	18.7%
Gross Profit	27.2%	26.2%	23.4%
Selling, Distribution & Administrative	21.0%	22.0%	13.5%
Operating Income	6.2%	4.2%	74.9%
Net Income	4.0%	2.4%	102.1%
During the quarter ended December 31, 2010, net sales increased $83.3 million or 18.7% compared to the prior year quarter, with acquisitions accounting for additional sales of $11.4 million or 2.6%. The number of selling days for the quarters ended December 31, 2010 and 2009 were 61 and 62 days, respectively.
Net sales from our Service Center Based Distribution segment increased $59.8 million or 16.3% during the quarter from the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $11.4 million, or 3.1%.
Net sales from our Fluid Power Businesses segment increased $23.5 million or 29.4% during the quarter from the same period in the prior year, primarily attributed to improvements in the industrial economy.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
From a geographic perspective, sales from our U.S. operations were up $66.1 million or 17.2%, with acquisitions accounting for $6.0 million of the U.S. increase. Sales from our Canadian operations increased $14.4 million or 29.4%. This increase consists of improvements in their industrial economy, $5.4 million from acquisitions and $2.4 million due to favorable foreign currency translation. Our Mexican operations increased $2.8 million or 22.3%, with $0.8 million due to favorable foreign currency.
During the quarter ended December 31, 2010, industrial products and fluid power products accounted for 71.4% and 28.6%, respectively, of net sales as compared to 72.3% and 27.7%, respectively, for the same period in the prior year. The increase in fluid power products is reflective of the increases in sales in the Fluid Power Businesses segment.
Our gross profit margin for the quarter increased to 27.2% compared to the prior year quarter’s 26.2%. The current quarter’s gross profit was positively impacted by LIFO benefits of $1.7 million or 0.3% resulting from effective price decreases from increased supplier purchasing incentives in fiscal 2011. These decreases flow through the LIFO calculation as a benefit as the price paid for product (net of inventory purchasing incentives) is lower this year versus last. We do not anticipate this to impact the third or fourth quarters. We are also experiencing competitive pricing pressures within our Service Center Based Distribution segment.
Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.0% of net sales in the quarter ended December 31, 2010 compared to 22.0% in the prior year quarter. On an absolute basis, SD&A increased $13.2 million or 13.5% compared to the prior year quarter. Performance driven expenses and employee benefits increased $6.9 million while acquisitions added $5.1 million. SD&A as a percentage of sales for companies acquired this year is higher than our existing businesses. The companies acquired this year are higher margin, higher costs to serve businesses. Excluding the impact of our current year acquisitions, SD&A increased 8.3% which is near our goal of managing SD&A growth to 50% of our sales growth rate.
Interest, net is down $0.9 million due to repayment of the revolver in September 2010 and the private placement debt in November 2010.
Operating income increased 74.9% to $33.1 million during the quarter compared to $18.9 million during the prior year quarter. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 5.9% in the current year quarter, from 4.5% in the prior year quarter. The Fluid Power Businesses operating margins increased to 9.6% in the current year quarter from 6.9% in the prior year quarter. These increases as compared to the prior year quarter reflect improved operating leverage on the increases in sales. Much of our improvement in sales and profitability has come from the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
These businesses are heavily focused on the OEM market and have experienced significant sales increases to customers in the hi-tech and construction machinery industries. Our Service Center Based Distribution segment is heavily focused on MRO which had seen a slower albeit steady rise in sales and profitability.
The effective income tax rate was 35.8% for the quarter ended December 31, 2010 compared to 40.1% for the quarter ended December 31, 2009. We reversed a valuation allowance on a deferred tax item in the quarter which accounted for a 4% decrease in the effective income tax rate. Partially offsetting this decrease in the rate was expense associated with providing for U.S. income tax expense on a portion of undistributed earnings not considered permanently reinvested in our Canadian subsidiaries. In the prior year second quarter, no such provision was made. The prior year quarter also reflected an expense for specific foreign deferred tax assets deemed unrealizable.
As a result of the factors addressed above, net income increased $10.7 million or 102.1% compared to the prior year quarter. Net income per share was $0.49 per share for the quarter ended December 31, 2010, compared to $0.24 in the prior year quarter.
Six Months Ended December 31, 2010 and 2009
The following table is included to aid in review of Applied’s condensed statements of consolidated income. The percent increase (decrease) column is comparative to the same period in the prior year.

	Six Months Ended December 31,
			Percent
	As a Percent of Net Sales		Increase
	2010	2009	(Decrease)
Net Sales	100.0%	100.0%	19.6%
Gross Profit	27.2%	26.3%	23.7%
Selling, Distribution & Administrative	20.8%	22.1%	12.1%
Operating Income	6.4%	4.1%	85.9%
Net Income	4.0%	2.5%	93.5%
During the six months ended December 31, 2010, net sales increased $173.0 million or 19.6% compared to the same period in the prior year, with acquisitions accounting for additional sales of $16.9 million or 1.9%. The number of selling days for the six months ended December 31, 2010 and 2009 were 125 and 126 days, respectively.
Net sales from our Service Center Based Distribution segment increased $120.4 million or 16.5% during the six months ended December 31, 2010 from the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $16.9 million, or 2.3%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net sales from our Fluid Power Businesses segment increased $52.6 million or 34.1% during the six months ended December 31, 2010 from the same period in the prior year, primarily attributed to improvement in the industrial economy.
From a geographic perspective, sales from our U.S. operations were up $146.7 million or 19.2%, driven by improvement in the industrial economy, with acquisitions accounting for 1.3% of the U.S. increase. Sales from our Canadian operations increased $20.6 million or 21.3%. Acquisitions accounted for $7.2 million of the increase and favorable foreign currency translation accounted for $5.8 million; the remaining increase is attributed to improvements in their industrial economy. Our Mexican operations increased $5.7 million or 24.3%, with $1.3 million attributed to favorable foreign currency fluctuations.
During the six months ended December 31, 2010, industrial products and fluid power products accounted for 71.4% and 28.6%, respectively, of net sales as compared to 72.9% and 27.1%, respectively, for the same period in the prior year. The increase in fluid power products is reflective of the increases in sales in the Fluid Power Businesses segment.
Our gross profit margin for the period increased to 27.2% compared to the prior year period’s 26.3%. The gross profit for the first half of the year was positively impacted by LIFO benefits of $4.4 million or 0.4% resulting from effective price decreases from increased supplier purchasing incentives in fiscal 2011. These decreases flow through the LIFO calculation as a benefit as the price paid for product (net of inventory purchasing incentives) is lower this year versus last. We do not anticipate this to impact the third or fourth quarters. We are also experiencing competitive pricing pressures within our Service Center Based Distribution segment.
SD&A was 20.8% of net sales in the six months ended December 31, 2010 compared to 22.1% in the prior year period. On an absolute basis, SD&A increased $23.6 million or 12.1% compared to the prior year period. Performance driven expenses and employee benefits increased $14.0 million while acquisitions added $8.0 million. SD&A as a percentage of sales for companies acquired this year is higher than our existing businesses. The companies acquired this year are higher margin, higher costs to serve businesses. Excluding the impact of our current year acquisitions, SD&A increased 8.0% which is within our goal of managing SD&A growth to 50% of our sales growth rate.
Interest, net is down $1.0 million due to repayment of the revolver in September 2010 and the private placement debt in November 2010.
Operating income increased 85.9% to $67.9 million during the period compared to $36.5 million during the prior year period. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.0% in the current year period, from 4.6% in the prior year period. The Fluid Power Businesses operating margins increased to 9.3% in the current year period from 5.7% in the prior year period. These increases as compared to the prior year period reflect improved operating leverage on the increases in sales. Much of our improvement in sales and profitability has come from the Fluid Power Businesses segment. These businesses

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
are heavily focused on the OEM market and have experienced significant sales increases to customers in the hi-tech and construction machinery industries. Our Service Center Based Distribution segment is heavily focused on MRO which had seen a slower albeit steady rise in sales and profitability.
The effective income tax rate was 37.5% for the six months ended December 31, 2010 compared to 36.7% for the same period in the prior year. The increase from the prior year is due to a provision made for U.S. income tax expense on a portion of undistributed earnings not considered permanently reinvested in our Canadian subsidiaries. This is partially offset by reversal of a valuation allowance in the second quarter.
As a result of the factors addressed above, net income increased $20.3 million or 93.5% compared to the prior year period. Net income per share was $0.97 per share for the six months ended December 31, 2010, compared to $0.51 in the prior year period.
Liquidity and Capital Resources
Net cash provided by operating activities for the six months ended December 31, 2010 was $20.0 million. This compares to $95.7 million provided by operating activities in the same period a year ago. The most significant factor in the $75.7 million fluctuation relates to changes in inventory. In fiscal 2010, the Company undertook an inventory management program which by June 30, 2010 had resulted in a $101.4 million reduction in U.S. bearing and drives products from the June 30, 2009 levels. These inventory reductions were targeted to reduce excess quantities of certain products within our system. Inventory has increased in the current year, due to acquisitions, increased business levels and some increases to compensate for an increase in manufacturer lead times.
Net cash used in investing activities during the current year was $41.4 million; $27.7 million was used for acquisitions and $13.8 million for capital expenditures. In the first half of fiscal 2010, we used $2.6 million in investing activities primarily for capital expenditures. The increase in capital expenditures primarily relates to spending on our ERP project announced in the first quarter of fiscal 2011.
Net cash used in financing activities was $101.1 million for the six months ended December 31, 2010. In the first half of fiscal 2011, we repaid $50.0 million under our revolving credit facility, $25.0 million under our private placement debt and $12.8 million related to the associated cross-currency swaps. Additionally, we paid dividends of $14.4 million. In the prior year, financing activities used $17.2 million of cash; we repaid a net $5.0 million on our revolving credit facility and paid dividends of $12.7 million. We did not repurchase shares of treasury stock in the first half of fiscal 2011 or 2010.
On October 1, 2010, Applied announced its selection of SAP to help transform the Company’s technology platforms and enhance its business information and transaction systems for future growth. We expect capital expenditures for this ERP project for all of fiscal 2011 to be around

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
$18.5 million. We expect SD&A expenses associated with this project to be approximately $5.0 million in fiscal year 2011. Our overall capital expenditures for fiscal 2011 are expected to reach $26.0 to $27.5 million.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. There are no borrowings outstanding under this facility at December 31, 2010. At December 31, 2010, unused lines under this facility, net of outstanding letters of credit, total $143.1 million and are available to fund future acquisitions or other capital and operating requirements.
We have an uncommitted shelf facility with Prudential Insurance Company that enables us to borrow up to $100.0 million in additional long-term financing with terms of up to fifteen years. This agreement expires in February 2013. At December 31, 2010, there were no outstanding borrowings under this agreement.
In November 2010, we repaid the $25.0 million private placement debt, bringing our outstanding debt to zero at December 31, 2010.
The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire shares of common stock in the first half of fiscal 2011. At December 31, 2010, we had authorization to repurchase an additional 837,200 shares.
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
During the six months ended December 31, 2010, we settled the cross-currency swaps related to our private placement debt for $12.8 million. In September 2010, we settled the interest rate swap outstanding at June 30, 2010. There were no additional material changes in our market risk exposure in the first half of fiscal 2011. For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2010.

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
During the second quarter of fiscal 2011, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A. Risk Factors.
In Part II, Item 1A, of its quarterly report on Form 10-Q for the quarter ended September 30, 2010, the Company set forth changes from the risk factors disclosed under Part I, Item 1A, of the annual report on Form 10-K for the fiscal year ended June 30, 2010. You should carefully consider the risk factors from these previous reports in addition to the other information set forth in this quarterly report that could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impact our business and operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended December 31, 2010 were as follows:

			(c) Total Number	(d) Maximum
			of Shares	Number of Shares
			Purchased as Part	that May Yet Be
	(a) Total	(b) Average	of Publicly	Purchased Under
	Number of	Price Paid per	Announced Plans	the Plans or
Period	Shares	Share ($)	or Programs	Programs (1)

October 1, 2010 to October 31, 2010	-0-	-0-	-0-	837,200
November 1, 2010 to November 30, 2010	-0-	-0-	-0-	837,200
December 1, 2010 to December 31, 2010	-0-	-0-	-0-	837,200

Total	-0-	-0-	-0-	837,200

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.
ITEM 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description

4.3	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended December 31, 2009, SEC File No. 1-2299, and incorporated here by reference).

4.4	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101	Interactive data files: (i) the Condensed Statements of Consolidated Income for the three and six month periods ended December 31, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheets at December 31, 2010 and June 30, 2010; (iii) the Condensed Statements of Consolidated Cash Flows for the six months ended December 31, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements — submitted herewith pursuant to Rule 406T.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: February 2, 2011	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: February 2, 2011	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2010

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended December 31, 2009, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION

4.4	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached

101	Interactive data files: (i) the Condensed Statements of Consolidated Income for the three and six month periods ended December 31, 2010 and 2009; (ii) the Condensed Consolidated Balance Sheets at December 31, 2010 and June 30, 2010; (iii) the Condensed Statements of Consolidated Cash Flows for the six months ended December 31, 2010 and 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements — submitted herewith pursuant to Rule 406T.	Attached