Form 10-Q
period 2011-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2011-05-04
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of common stock outstanding on April 15, 2011, 42,371,863 (No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM I: Financial Statements
APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net Sales	$565,970	$486,141	$1,622,988	$1,370,137
Cost of Sales	409,404	355,785	1,179,021	1,007,432

	156,566	130,356	443,967	362,705

Selling, Distribution and Administrative, including depreciation	118,365	103,319	337,819	299,124

Operating Income	38,201	27,037	106,148	63,581
Interest Expense, net	52	1,374	1,634	3,921
Other (Income) Expense, net	(2,645)	(397)	(3,409)	(642)

Income Before Income Taxes	40,794	26,060	107,923	60,302
Income Tax Expense	14,258	9,535	39,439	22,103

Net Income	$26,536	$16,525	$68,484	$38,199

Net Income Per Share — Basic	$0.63	$0.39	$1.61	$0.90

Net Income Per Share — Diluted	$0.61	$0.39	$1.58	$0.89

Cash dividends per common share	$0.17	$0.15	$0.51	$0.45

Weighted average common shares outstanding for basic computation	42,446	42,321	42,409	42,298

Dilutive effect of potential common shares	893	581	845	514

Weighted average common shares outstanding for diluted computation	43,339	42,902	43,254	42,812

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$88,559	$175,777
Accounts receivable, less allowances of $6,882 and $6,379	280,706	246,402
Inventories	196,427	173,253
Other current assets	26,791	23,428

Total current assets	592,483	618,860
Property, less accumulated depreciation of $142,445 and $138,790	67,949	58,471
Intangibles, net	90,324	85,916
Goodwill	75,605	63,405
Deferred tax assets	47,623	48,493
Other assets	17,874	16,375

TOTAL ASSETS	$891,858	$891,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$110,143	$94,529
Short-term debt		75,000
Compensation and related benefits	55,007	50,107
Other current liabilities	43,493	51,696

Total current liabilities	208,643	271,332
Postemployment benefits	49,777	48,560
Other liabilities	20,241	16,589

TOTAL LIABILITIES	278,661	336,481

Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	148,112	143,185
Income retained for use in the business	648,232	601,370
Treasury shares — at cost (11,846 and 11,837 shares)	(196,478)	(193,468)
Accumulated other comprehensive income (loss)	3,331	(6,048)

TOTAL SHAREHOLDERS’ EQUITY	613,197	555,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$891,858	$891,520

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$68,484	$38,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,466	8,613
Amortization of intangibles	8,468	7,555
Amortization of stock options and appreciation rights	2,169	2,644
Gain on sale of property	(687)	(104)
Other share-based compensation	3,103	1,534
Changes in assets and liabilities, net of acquisitions	(29,275)	97,079
Other, net	3,254	500

Net Cash provided by Operating Activities	63,982	156,020

Cash Flows from Investing Activities
Property purchases	(16,446)	(4,163)
Proceeds from property sales	1,079	443
Net cash paid for acquisition of businesses, net of cash acquired	(27,739)	(100)
Other	1,722

Net Cash used in Investing Activities	(41,384)	(3,820)

Cash Flows from Financing Activities
Repayments under revolving credit facility	(50,000)	(5,000)
Long-term debt repayments	(25,000)
Settlements of cross currency swap agreements	(12,752)
Purchases of treasury shares	(4,491)	(2,738)
Dividends paid	(21,649)	(19,054)
Excess tax benefits from share-based compensation	1,250	1,383
Exercise of stock options and appreciation rights	477	873

Net Cash used in Financing Activities	(112,165)	(24,536)

Effect of Exchange Rate Changes on Cash	2,349	960

(Decrease) increase in cash and cash equivalents	(87,218)	128,624
Cash and cash equivalents at beginning of period	175,777	27,642

Cash and Cash Equivalents at End of Period	$88,559	$156,266

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
1.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2011, and the results of its operations for the three and nine month periods ended March 31, 2011 and 2010 and its cash flows for the nine months ended March 31, 2011 and 2010, have been included. The condensed consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.
Operating results for the three and nine month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2011.
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
During the quarter and nine months ended March 31, 2011, the Company recorded overall LIFO benefits of $350 and $2,500, respectively and the LIFO reserves were reduced by the same amounts. These reductions resulted from effective supplier price decreases in the first half of our fiscal year as well as LIFO layer liquidation benefits ($2,000 for the quarter and $2,700 year to date) from certain inventory levels decreasing. If inventory levels had remained constant, additional LIFO expense in the amount of the layer liquidation would have been recorded.
In the prior year, overall LIFO benefits were $4,800 for the three months ended March 31, 2010 and were $7,300 for the nine months ended March 31, 2010. These benefits resulted from decreases in inventory quantities which generated overall LIFO layer liquidation benefits recorded in gross profit of $9,600 for the three months ended March 31, 2010 and $19,600 for the nine months ended March 31, 2010. If inventory levels had remained constant with the June 30, 2009 levels, the Company would have recorded LIFO expense of $4,800 in the three months ended March 31, 2010 and $12,300 for the nine months ended March 31, 2010.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Property
Costs incurred for software developed or obtained for internal use are capitalized in accordance with Accounting Standard Codification 350-40. These costs are classified as property in the condensed consolidated balance sheets and are depreciated once placed in service over the estimated useful life of the software. The net book value of software is $13,400 and $3,800 at March 31, 2011 and June 30, 2010, respectively.
Antidilutive Common Stock Equivalents
In the three month and nine month periods ended March 31, 2011 and 2010, respectively, stock options and stock appreciation rights related to the acquisition of 127 and 782 shares of common stock in the three month periods and 322 and 1,346 shares of common stock in the nine month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
2.	BUSINESS COMBINATIONS
In July and August 2010, the Company completed the acquisitions of UZ Engineered Products (UZ) and SCS Supply Group (SCS) for an aggregate cash purchase price of $32,000. UZ is a distributor of industrial supply products for maintenance, repair, and operational needs, in the government and commercial sectors, in the U.S. and Canada. SCS is a distributor of bearings, power transmission components, electrical components, fluid power products and industrial supplies in Canada.
Results of operations for UZ and SCS are included in the Company’s Service Center Based Distribution segment results of operations from the date of closing.
3.	GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill by reportable segment for the period ended March 31, 2011 are as follows:

	Service Center Based	Fluid Power
	Distribution	Businesses	Total

Balance at July 1, 2010	$63,405	$0	$63,405

Goodwill acquired during the period	10,637		10,637
Other, primarily currency translation	1,563		1,563

Balance at March 31, 2011	$75,605	$0	$75,605

At March 31, 2011, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

		Accumulated	Net
March 31, 2011	Amount	Amortization	Book Value

Amortized Intangibles:
Customer relationships	$76,213	$21,062	$55,151
Trade names	25,752	5,127	20,625
Vendor relationships	14,064	3,379	10,685
Non-competition agreements	4,948	2,375	2,573

Total Amortized Intangibles	120,977	31,943	89,034

Non-amortized trade name	1,290		1,290

Total Intangibles	$122,267	$31,943	$90,324

		Accumulated	Net
June 30, 2010	Amount	Amortization	Book Value

Customer relationships	$65,324	$15,328	$49,996
Trade names	25,648	3,777	21,871
Vendor relationships	13,842	2,511	11,331
Non-competition agreements	4,394	1,676	2,718

Total Intangibles	$109,208	$23,292	$85,916

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for each of the following fiscal years (based on the Company’s intangible assets as of March 31, 2011) is estimated to be $11,300 for 2011, $10,600 for 2012, $9,900 for 2013, $8,600 for 2014, $8,000 for 2015 and $7,400 for 2016.
4.	DEBT
In September 2010, the Company repaid $50.0 million under the revolving credit facility. In November 2010, the Company repaid $25.0 million under the private placement borrowing. As of March 31, 2011, there are no amounts outstanding under our existing credit facilities.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5.	RISK MANAGEMENT ACTIVITIES
The derivative instruments outstanding at June 30, 2010 were settled in the first half of fiscal 2011.
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
In the second quarter of fiscal 2011, the Company settled its cross-currency swap agreements which had been outstanding since November 2000. The interest rate swap entered into in September 2008 was settled in the first quarter of fiscal 2011.
The following table summarizes the fair value of derivative instruments as recorded in other current liabilities in the condensed consolidated balance sheet at June 30, 2010. There are no amounts outstanding at March 31, 2011.

June 30, 2010
Fair Value
Derivatives designated as hedging instruments:
Cross-currency swap	$8,728
Interest rate swap	316

Total derivatives designated as hedging instruments	9,044
Derivative not designated as a hedging instrument — cross-currency swap	2,182

Total Derivatives	$11,226

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following table summarizes the effects of derivative instruments on income and other comprehensive income (OCI) for the three and nine months ended March 31, 2011 and 2010 (amounts presented exclude income tax effects):

					Amount of Loss Reclassified from Accumulated
	Amount of Gain (Loss) Recognized in OCI on				OCI into Income (Effective Portion), Included
Derivatives in Cash	Derivatives (Effective Portion)				in Interest Expense, net
Flow Hedging	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Relationships	2011	2010	2011	2010	2011	2010	2011	2010

Cross-currency swap	$0	$(761)	$0	$(3,561)
Interest rate swap		304		707	$0	$(351)	$(316)	$(1,057)

Total	$0	$(457)	$0	$(2,854)	$0	$(351)	$(316)	$(1,057)

	Amount of Gain (Loss) Recognized in Income on Derivative, Included
	in Other (Income) Expense, net
Designated Not Derivative	Three Months Ended		Nine Months Ended
as Hedging Instrument	2011	2010	2011	2010
Cross-currency swap	$0	$(190)	$(368)	$(890)
6.	FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value are as follows at March 31, 2011 and June 30, 2010. There are currently no items categorized as Level 3 within the fair value hierarchy.

Fair Value Measurements
			Quoted Prices in Active
			Markets for Identical		Significant Other
			Instruments		Observable Inputs
	Recorded Value		Level 1		Level 2
	March 31,	June 30,	March 31,	June 30,	March 31,	June 30,
	2011	2010	2011	2010	2011	2010

Assets:
Marketable securities	$10,563	$8,592	$10,563	$8,592

Liabilities:
Cross-currency swaps	$0	$10,910			$0	$10,910
Interest rate swap		316				316

Total Liabilities	$0	$11,226			$0	$11,226

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
Fair values for cross-currency and interest rate swaps in the previous table were derived based on valuation models using foreign currency exchange rates and inputs readily available in the public swap markets for similar instruments adjusted for terms specific to these instruments. Since the inputs used to value these instruments were observable and the counterparties were creditworthy, the Company classified them as Level 2 inputs. These liabilities have all been settled in fiscal 2011, the balances at June 30, 2010 were included in other current liabilities on the condensed consolidated balance sheet.
7.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income	$26,536	$16,525
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of income tax of $(226) in the quarter ended 3/31/10		(492)
Reclassification of interest expense into income, net of income tax of $133 in the quarter ended 3/31/10		218
Reclassification of pension and postemployment expense into income, net of income tax of $213 and $169	341	276
Foreign currency translation adjustment	7,037	354
Unrealized (loss) gain on investment securities available for sale, net of income tax of $(103) and $3	(170)	5

Total comprehensive income	$33,744	$16,886

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended
	March 31,
	2011	2010
Net income	$68,484	$38,199
Other comprehensive (loss) income:
Unrealized loss on cash flow hedges, net of income tax of $(82) and $(904)	(184)	(1,979)
Reclassification of interest expense into income, net of income tax of $116 and $401	200	656
Reclassification of pension and postemployment expense into income, net of income tax of $560 and $508	1,101	828
Foreign currency translation adjustment	8,328	2,105
Unrealized (loss) gain on investment securities available for sale, net of income tax of $(35) and $14	(66)	32

Total comprehensive income	$77,863	$39,841

8.	BENEFIT PLANS
The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31,	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$115	$144	$10	$13
Interest cost	565	673	59	65
Expected return on plan assets	(97)	(88)
Recognized net actuarial loss (gain)	362	231	(21)	(22)
Amortization of prior service cost	178	199	35	37

Net periodic benefit cost	$1,123	$1,159	$83	$93

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31,	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$345	$431	$30	$39
Interest cost	1,694	2,020	177	194
Expected return on plan assets	(289)	(263)
Recognized net actuarial loss (gain)	1,086	693	(63)	(65)
Amortization of prior service cost	533	597	104	111

Net periodic benefit cost	$3,369	$3,478	$248	$279

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The Company contributed $1,500 to its pension benefit plans and $115 to its retiree health care plans in the nine months ended March 31, 2011. Expected contributions for all of fiscal 2011 are $1,700 for the pension benefit plans and $250 for retiree health care plans.
9.	SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales between the Service Center Based Distribution segment and the Fluid Power Businesses segment have been eliminated in the table below.
     Segment Financial Information for the three months ended:

	Service Center	Fluid
	Based Distribution	Power Businesses	Total

March 31, 2011
Net sales	$451,982	$113,988	$565,970
Operating income for reportable segments	32,275	11,244	43,519
Depreciation	2,447	523	2,970
Capital expenditures	2,159	484	2,643

March 31, 2010
Net sales	$390,481	$95,660	$486,141
Operating income for reportable segments	20,235	7,842	28,077
Depreciation	2,320	523	2,843
Capital expenditures	1,163	49	1,212

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Segment Financial Information for the nine months ended:

	Service Center	Fluid
	Based Distribution	Power Businesses	Total

March 31, 2011
Net sales	$1,302,096	$320,892	$1,622,988
Operating income for reportable segments	83,631	30,553	114,184
Assets used in the business	676,921	214,937	891,858
Depreciation	6,910	1,556	8,466
Capital expenditures	15,707	739	16,446

March 31, 2010
Net sales	$1,120,163	$249,974	$1,370,137
Operating income for reportable segments	53,837	16,617	70,454
Assets used in the business	665,405	201,302	866,707
Depreciation	7,010	1,603	8,613
Capital expenditures	3,834	329	4,163

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Operating income for reportable segments	$43,519	$28,077	$114,184	$70,454
Adjustment for:
Amortization of intangibles:
Service Center Based Distribution	789	442	2,475	1,363
Fluid Power Businesses	2,001	2,066	5,993	6,192
Corporate and other expense (income), net	2,528	(1,468)	(432)	(682)

Total operating income	38,201	27,037	106,148	63,581
Interest expense, net	52	1,374	1,634	3,921
Other income, net	(2,645)	(397)	(3,409)	(642)

Income before income taxes	$40,794	$26,060	$107,923	$60,302

The change in corporate and other (income) expense, net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Net sales are presented in geographic areas based on the location of the facility shipping the product and invoicing the sale and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Geographic Areas:	2011	2010	2011	2010
United States	$487,777	$428,662	$1,398,020	$1,192,246
Canada	63,717	45,515	181,127	142,300
Mexico	14,476	11,964	43,841	35,591

Total	$565,970	$486,141	$1,622,988	$1,370,137

10.	OTHER (INCOME) EXPENSE, NET Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(473)	$(376)	$(1,978)	$(1,655)
Benefit from payouts on corporate-owned life insurance policies	(1,722)		(1,722)
Foreign currency transaction (gains) losses	(333)	75	(184)	162
Loss on cross-currency swap		190	368	890
Other, net	(117)	(286)	107	(39)

Total other (income) expense, net	$(2,645)	$(397)	$(3,409)	$(642)

The Company is the owner and beneficiary under life insurance policies acquired in connection with a fiscal 1998 acquisition. In January 2011, the Company received death benefits under two of these policies and realized a gain of $1,722 in the quarter ending March 31, 2011. At March 31, 2011, these policies have benefits in force of $12,300 and a net cash surrender value of $3,100.

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
Cleveland, Ohio
We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2011 and 2010, and of consolidated cash flows for the nine-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
May 4, 2011

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is an industrial distributor that offers parts critical to the operations of MRO and OEM customers in a wide range of industries. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized fluid power shop, mechanical and fabricated rubber services. Applied is an authorized distributor for more than 2,000 manufacturers, and we offer access to approximately 4 million stock keeping units (SKUs). A large portion of our business is selling replacement parts to manufacturers and other industrial concerns for repair or maintenance of machinery and equipment. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2011, business was conducted in the United States, Canada, Mexico and Puerto Rico from 474 facilities.
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
Overview
Consolidated net sales for the quarter ended March 31, 2011 increased $79.8 million or 16.4% compared to the prior year quarter, with acquisitions contributing $10.9 million and favorable foreign currency translation accounting for $3.8 million of the increase. Operating margin increased to 6.7% of net sales from 5.6% for the prior year quarter and net income increased $10.0 million or 60.6% compared to the prior year quarter. Shareholders’ equity was $613.2 million at March 31, 2011. The current ratio moved to 2.8 to 1 at March 31, 2011 from 2.3 to 1 at June 30, 2010 as we retired $75.0 million of debt in fiscal 2011. Since November 30, 2010, we have had no borrowings outstanding under our existing credit facilities.
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
These indices showed continued moderate growth in the industrial economy during the third quarter of fiscal 2011. The MCU for March was 75.8, up from December’s 73.5 and still well above its last trough of 65.2 in June of 2009. The ISM was 61.2 in March, up from 57.0 in December. The ISM appears stable and is in keeping with a forecast for moderate growth. Our third quarter average sales per day increased 1.9% compared to our second quarter average sales

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
per day and was 14.6% above our prior year third quarter average sales per day. We believe that the recovery of the U.S. industrial economy will continue, and we should see further growth in our sales per day rate in the fourth quarter.
The number of Company associates was 4,639 at March 31, 2011, 4,468 at June 30, 2010, and 4,491 at March 31, 2010. During the nine months ended March 31, 2011 acquisitions added a net 214 associates while headcount for pre-existing operations fell by 66 associates. The number of operating facilities totaled 474 at March 31, 2011 and 458 at March 31, 2010.
Results of Operations
Three Months Ended March 31, 2011 and 2010
The following table is included to aid in review of Applied’s condensed statements of consolidated income. The percent increase (decrease) column is comparative to the same period in the prior year.

	Three Months Ended March 31,
			Percent
	As a Percent of Net Sales		Increase
	2011	2010	(Decrease)
Net Sales	100.0%	100.0%	16.4%
Gross Profit	27.7%	26.8%	20.1%
Selling, Distribution & Administrative	20.9%	21.3%	14.6%
Operating Income	6.7%	5.6%	41.3%
Net Income	4.7%	3.4%	60.6%
During the quarter ended March 31, 2011, net sales increased $79.8 million or 16.4% compared to the prior year quarter, with acquisitions accounting for additional sales of $10.9 million or 2.2%, one additional sales day adding $8.8 million or 1.8%, and favorable foreign currency translation adding $3.8 million or 0.8%. The number of selling days for the quarters ended March 31, 2011 and 2010 were 64 and 63 days, respectively.
Net sales from our Service Center Based Distribution segment, which is heavily focused on the MRO market, increased $61.5 million or 15.8% during the quarter from the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $10.9 million, or 2.8%.
Net sales from our Fluid Power Businesses segment, which is heavily focused on the OEM market, increased $18.3 million or 19.2% during the quarter from the same period in the prior year, primarily attributed to improvements in the industrial economy.
Improvements in the industrial economy helped drive sales increases in all of the geographic areas of the Company. Sales in our U.S. operations were up $59.1 million or 13.8%, with acquisitions accounting for $5.8 million or 1.4% of the U.S. increase. Sales from our Canadian

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
operations increased $18.2 million or 40.0%. This increase consists of $5.0 million from acquisitions and $3.0 million due to favorable foreign currency translation. Our Mexican operations increased $2.5 million or 21.0%, with $0.8 million due to favorable foreign currency translation.
During the quarter ended March 31, 2011, industrial products and fluid power products accounted for 70.2% and 29.8%, respectively, of net sales as compared to 70.6% and 29.4%, respectively, for the same period in the prior year. The increase in fluid power products is reflective of the increases in sales in the Fluid Power Businesses segment.
Our gross profit margin for the quarter increased to 27.7% compared to the prior year quarter’s 26.8%. The improvement can be largely attributed to increased contribution from our point-of-sale margins, primarily in our U.S. operations. Solid contributions from our two acquisitions also helped increase the margin. We had a minimal LIFO impact in the quarter due to a LIFO layer liquidation. Additional LIFO layer liquidation benefits could be achieved in the fourth quarter if further inventory reductions are achieved or realized.
Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 20.9% of net sales in the quarter ended March 31, 2011 compared to 21.3% in the prior year quarter. On an absolute basis, SD&A increased $15.0 million or 14.6% compared to the prior year quarter. Performance driven expenses and employee benefits increased $7.0 million, acquisitions added $5.0 million and incremental ERP expenses associated with the implementation of SAP announced in October 2010 totaled $3.0 million.
Operating income increased 41.3% to $38.2 million during the quarter compared to $27.0 million during the prior year quarter. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 7.1% in the current year quarter, from 5.2% in the prior year quarter. The Fluid Power Businesses operating margins increased to 9.9% in the current year quarter from 8.2% in the prior year quarter. These increases as compared to the prior year quarter reflect improved operating leverage on the increases in sales.
Interest, net, is down $1.3 million due to repayment in the first half of fiscal 2011 of all borrowings under our credit facilities.
Other income was $2.6 million in the quarter and included a $1.7 million gain from death benefits received under two life insurance policies.
The effective income tax rate was 35.0% for the quarter ended March 31, 2011 compared to 36.6% for the quarter ended March 31, 2010. Our effective tax rate decreased primarily due to the realization of a non-taxable gain on life insurance policies (approximately a 1.1% favorable

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
impact on the rate) and certain U.S. tax credits and deductions recognized in the quarter (approximately a 1.6% favorable impact on the rate). Partially offsetting these reductions was expense associated with providing for U.S. income tax expense on a portion of undistributed earnings not considered permanently reinvested in our Canadian subsidiaries (approximately a 1.6% increase in the rate). In the prior year third quarter, no such provision was made.
As a result of the factors addressed above, net income increased $10.0 million or 60.6% compared to the prior year quarter. Net income per share was $0.61 per share for the quarter ended March 31, 2011, compared to $0.39 in the prior year quarter.
Nine Months Ended March 31, 2011 and 2010
The following table is included to aid in review of Applied’s condensed statements of consolidated income. The percent increase (decrease) column is comparative to the same period in the prior year.

	Nine Months Ended March 31,
			Percent
	As a Percent of Net Sales		Increase
	2011	2010	(Decrease)
Net Sales	100.0%	100.0%	18.5%
Gross Profit	27.4%	26.5%	22.4%
Selling, Distribution & Administrative	20.8%	21.8%	12.9%
Operating Income	6.5%	4.6%	66.9%
Net Income	4.2%	2.8%	79.3%
During the nine months ended March 31, 2011, net sales increased $252.9 million or 18.5% compared to the same period in the prior year, with acquisitions accounting for additional sales of $27.8 million or 2.0%, and favorable foreign currency translation adding $11.1 million or 0.8%. The number of selling days for the nine months ended March 31, 2011 and 2010 were 189 days each.
Net sales from our Service Center Based Distribution segment, which is heavily focused on the MRO market, increased $182.0 million or 16.2% during the nine months ended March 31, 2011 from the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $27.8 million, or 2.5%.
Net sales from our Fluid Power Businesses segment, which is heavily focused on the OEM market, increased $70.9 million or 28.4% during the nine months ended March 31, 2011 from the same period in the prior year, primarily attributed to improvement in the industrial economy.
Improvements in the industrial economy helped drive sales increases in all of the geographic areas of the Company. Sales in our U.S. operations increased $205.8 million or 17.3%, with acquisitions accounting for 1.3% of the U.S. increase. Sales from our Canadian operations

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
increased $38.8 million or 27.3%. Acquisitions accounted for $12.2 million of the increase and favorable foreign currency translation accounted for $9.0 million. Sales of our Mexican operations increased $8.2 million or 23.2%, with $2.1 million attributed to favorable foreign currency translation.
During the nine months ended March 31, 2011, industrial products and fluid power products accounted for 70.7% and 29.3%, respectively, of net sales as compared to 72.1% and 27.9%, respectively, for the same period in the prior year. The increase in fluid power products is reflective of the increases in sales in the Fluid Power Businesses segment.
Our gross profit margin for the period increased to 27.4% compared to the prior year period’s 26.5%. The gross profit for the first half of the year was positively impacted by LIFO benefits of $4.4 million or 0.4% resulting from effective price decreases from increased supplier purchasing incentives in fiscal 2011. These decreases flow through the LIFO calculation as a benefit as the price paid for product (net of inventory purchasing incentives) is lower this year versus last. We also had a small positive impact from LIFO liquidations in the third quarter.
SD&A was 20.8% of net sales in the nine months ended March 31, 2011 compared to 21.8% in the prior year period. On an absolute basis, SD&A increased $38.7 million or 12.9% compared to the prior year period. Performance driven expenses and employee benefits increased $21.4 million, acquisitions added $13.0 million and ERP expenses added $3.8 million.
Operating income increased 66.9% to $106.1 million during the period compared to $63.6 million during the prior year period. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.4% in the current year period, from 4.8% in the prior year period. The Fluid Power Businesses operating margins increased to 9.5% in the current year period from 6.6% in the prior year period. These increases as compared to the prior year period reflect improved operating leverage on the increases in sales.
Interest, net, is down $2.3 million due to repayment of the revolver in September 2010 and the private placement debt in November 2010.
Other income was $3.4 million for the year-to-date period and included $2.0 million of unrealized gains on investments held by non-qualified deferred compensation trusts and a $1.7 million gain from death benefits received under two life insurance policies.
The effective income tax rate was 36.5% for the nine months ended March 31, 2011 compared to 36.7% for the same period in the prior year. The decrease from the prior year is due to reversal of a valuation allowance in the second quarter and the favorable impact of realizing certain tax benefits and deductions in the third quarter. These decreases are largely offset by provision made for U.S. income tax expense on a portion of undistributed earnings not considered permanently reinvested in our Canadian subsidiaries.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As a result of the factors addressed above, net income increased $30.3 million or 79.3% compared to the prior year period. Net income per share was $1.58 per share for the nine months ended March 31, 2011, compared to $0.89 in the prior year period.
Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended March 31, 2011 was $64.0 million. This compares to $156.0 million provided by operating activities in the same period a year ago. The most significant factor in the $92.0 million fluctuation relates to changes in inventory. In fiscal 2010, the Company undertook an inventory management program which by June 30, 2010 had resulted in a $101.4 million reduction in U.S. bearing and drives products from the June 30, 2009 levels. These inventory reductions were targeted to reduce excess quantities of certain products within our system. Inventory has increased in the current year, due to acquisitions, increased business levels and some increases to compensate for an increase in manufacturer lead times.
Net cash used in investing activities during the current year was $41.4 million; $27.7 million was used for acquisitions and $16.4 million for capital expenditures. Partially offsetting these uses of cash was receipt of $2.8 million related to life insurance death benefits and property sales. In the nine months ended March 31, 2010, we used $3.8 million in investing activities primarily for capital expenditures. The increase in capital expenditures primarily relates to spending on our ERP project announced in the first quarter of fiscal 2011.
Net cash used in financing activities was $112.2 million for the nine months ended March 31, 2011. In the current year, we repaid $50.0 million under our revolving credit facility, $25.0 million under our private placement debt and $12.8 million related to the associated cross-currency swaps. Additionally, we paid dividends of $21.6 million and repurchased 142,800 shares of treasury stock for $4.5 million. In the prior year, financing activities used $24.5 million of cash; we repaid a net $5.0 million on our revolving credit facility, paid dividends of $19.1 million and repurchased 117,000 shares of treasury stock for $2.7 million.
On October 1, 2010, Applied announced its selection of SAP to help transform the Company’s technology platforms and enhance its business information and transaction systems for future growth. We expect capital expenditures for this ERP project for all of fiscal 2011 to be around $13.4 million, a downward revision from our prior quarter as more of the current year expenditures are expected to be expensed versus capitalized. We expect SD&A expenses associated with this project to be approximately $8.0 million in fiscal year 2011, approximately $4.0 million of which is expected to come in the fourth quarter. Our overall capital expenditures for fiscal 2011, including ERP, are expected to be between $20.0 million and $22.0 million.
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012. There are no borrowings outstanding under this facility at March 31, 2011. At March 31, 2011, unused lines under this facility, net of outstanding letters of credit, total $143.1 million and are available to fund future acquisitions or other capital and operating requirements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
We have an uncommitted shelf facility with Prudential Insurance Company that enables us to borrow up to $100.0 million in additional long-term financing with terms of up to fifteen years. This agreement expires in February 2013. At March 31, 2011, there were no outstanding borrowings under this agreement.
In November 2010, we repaid the $25.0 million private placement debt, bringing our outstanding debt to zero.
The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 142,800 shares of treasury stock on the open market in the nine months ended March 31, 2011. At March 31, 2011, we had authorization to repurchase an additional 694,400 shares.
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
In November 2010, we settled the cross-currency swaps related to our private placement debt for $12.8 million. In September 2010, we settled the interest rate swap outstanding at June 30, 2010. There were no additional material changes in our market risk exposure in the nine-months ended March 31, 2011. For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2010.

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
During the third quarter of fiscal 2011, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases in the quarter ended March 31, 2011 were as follows:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares	Paid per Share ($)	Programs	Programs (1) (2)
January 1, 2011 to January 31, 2011	-0-	-0-	-0-	837,200
February 1, 2011 to February 28, 2011	-0-	-0-	-0-	837,200
March 1, 2011 to March 31, 2011	142,800	31.45	142,800	694,400
Total	142,800	31.45	142,800	694,400

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. These purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased or the authorization is revoked or amended by the Board of Directors.

(2)	During the quarter, the Company purchased 37 shares in connection with the deferred compensation program and vesting of stock awards.
ITEM 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

Exhibit No.	Description
4.3	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended December 31, 2009, SEC File No. 1-2299, and incorporated here by reference).

4.4	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101	Interactive data files: (i) the Condensed Statements of Consolidated Income for the three and nine month periods ended March 31, 2011 and 2010; (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and June 30, 2010; (iii) the Condensed Statements of Consolidated Cash Flows for the nine months ended March 31, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements — submitted herewith pursuant to Rule 406T.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)
Date: May 4, 2011	By:	/s/ David L. Pugh
David L. Pugh
Chairman & Chief Executive Officer

Date: May 4, 2011	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q for the quarter ended December 31, 2009, SEC File No. 1-2299, and incorporated here by reference).

EXHIBIT NO.	DESCRIPTION
4.4	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached

101	Interactive data files: (i) the Condensed Statements of Consolidated Income for the three and nine month periods ended March 31, 2011 and 2010; (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and June 30, 2010; (iii) the Condensed Statements of Consolidated Cash Flows for the nine months ended March 31, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements — submitted herewith pursuant to Rule 406T.	Attached