Form 10-K
period 2011-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2011-08-17
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2010): $1,339,175,832.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011

Common Stock, without par value	42,611,078
DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:
(1)	Applied Industrial Technologies, Inc. annual report to shareholders for the fiscal year ended June 30, 2011, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K, and

(2)	Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2011, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
     Applied believes its primary risk factors include, but are not limited to, those identified in “Risk Factors” at Part I, Item 1A, and in “Narrative Description of Business,” at Part I, Item 1, section (c), in this annual report on Form 10-K, as well as in “Management’s Discussion and Analysis” in Applied’s 2011 annual report to shareholders. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I.
ITEM 1. BUSINESS.
     In this annual report on Form 10-K, “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the company” refer to Applied and its subsidiaries.
     Applied is one of the leading industrial distributors in North America, supplying customers in a wide range of industries with products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products. We also provide customized fluid power, mechanical, and rubber shop services, as well as storeroom management services and maintenance training.
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
     Our Internet address is www.applied.com. The following documents are available free of charge via hyperlink from the investor relations area of our website:
•	Applied’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports — these documents are posted as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission

•	Applied’s Code of Business Ethics

•	Applied’s Board of Directors Governance Principles and Practices

•	Applied’s Director Independence Standards

•	Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of Applied’s Board of Directors
     The information available via hyperlink from our website is not incorporated into this annual report on Form 10-K.

     (a) General Development of Business.
     Information regarding developments in our business can be found in Applied’s 2011 annual report to shareholders under the caption “Management’s Discussion and Analysis” on pages 5 — 11. This information is incorporated here by reference.
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
     Segment financial information can be found in the 2011 annual report to shareholders in note 13 to the consolidated financial statements on page 31. That information is incorporated here by reference.
     (c) Narrative Description of Business.
     Overview. Our field operating structure is built on two platforms — service center-based distribution and fluid power businesses:
•	Service Center-Based Distribution. We distribute a wide range of industrial products through service centers across North America. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs.

In addition to the service center network, this segment includes:
•	Regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements,

•	Rubber service field crews, which install and repair belts and rubber linings at customer locations, and

•	UZ Engineered Products, a distributor of industrial supplies to government and commercial customers.
The service center-based distribution business accounts for a substantial majority of our field operations and 80% of our 2011 sales dollars. The business operates in the United

States and Canada using the Applied Industrial Technologies and UZ Engineered Products trade names. We also are known as Applied México in Mexico and Rafael Benitez Carrillo in Puerto Rico.

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
     Our product suppliers typically confine their direct sales activities to large-volume transactions, mainly with original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer, but instead refer the customer to us or another distributor. There is no assurance this practice will continue and its discontinuance could adversely affect our business.
     Net sales by product category for the most recent three fiscal years is detailed in the 2011 annual report to shareholders in note 13 to the consolidated financial statements on page 32. That information is incorporated here by reference.

     Services. Our associates advise and assist customers in selecting and applying products, and in managing inventory. We consider this advice and assistance to be an integral part of our sales efforts. Beyond logistical distribution services, we offer product and process solutions involving multiple technologies. These solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.
     Our service center sales associates include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make on-site calls to current and potential customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs, as well as automated supplies dispensing systems. Account managers also measure and document the value of the cost savings and increased productivity we help generate. Product and industry specialists assist with applications in their areas of expertise.
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
     In addition to our electronic capabilities, we serve customers with our paper catalog, a comprehensive resource for industrial products.
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
     Our specialized fluid power businesses generally operate independently of the service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all important to the businesses’ success.
     The fluid power businesses distinguish themselves from most component distributors by offering engineering, design, system fabrication, installation, and repair services. Our capabilities extend to the following specialties: fluid power system integration; manifold design, machining, and assembly; and the integration of hydraulics with electronics for complete machine design. These services can represent a significant portion of the overall value provided to customers.
     Each business has account managers with technical knowledge, who handle sophisticated projects, including original equipment manufacturing applications. The businesses also provide technical support to our service centers and their customers.
     Markets. We purchase from over 2,000 product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities, as well as to government entities. Customers range from the largest concerns in North America, with whom we may have multiple-location relationships, to the smallest. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 3% of our net sales.
     Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our associates’ knowledge and experience do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, online capability, catalogs, and having a local presence. In the fluid power businesses, product manufacturer authorizations are often more selective and can be a more significant competitive factor, along with market reputation and product application knowledge.
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
     Backlog Orders and Seasonality. Because of our product resources and distribution network, backlog orders are not material to our business as a whole, although they are a more important factor for our fluid power businesses. Our business has exhibited minor seasonality — in particular, sales per day during the first half of our fiscal year have tended in the past to be slightly lower compared with the second half due, in part, to the impact of customer plant shutdowns and holidays.
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
     Number of Employees. At June 30, 2011, we had 4,640 employees.
     Working Capital. Our working capital position is discussed in “Management’s Discussion and Analysis” in the 2011 annual report to shareholders on pages 7 — 8.
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

     (d) Financial Information about Geographic Areas.
     Information regarding our foreign operations, including information about revenues and long-lived assets, is included in the 2011 annual report to shareholders in note 13 to the consolidated financial statements on page 32 and in “Quantitative and Qualitative Disclosures About Market Risk” on page 11. That information is incorporated here by reference.
ITEM 1A. RISK FACTORS.
     In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing our company. Certain risks are identified in “Management’s Discussion and Analysis” on pages 5 — 11 in Applied’s 2011 annual report to shareholders, and that information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations.
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
     When, as occurred in the recent economic downturn, customers or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships, and credit losses increase too. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.
     In addition, our industry confronts a longer-term secular trend of manufacturing customers moving production overseas to reduce costs. Our ability to continue to serve such customers may be impaired and the size of our overall market opportunity in North America could be adversely affected.
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
     In addition, as a distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or Applied in particular, in a manner that adversely impacts us. For example, key suppliers could change any of the following: the prices we must pay for their products relative to other distributors or relative to competing products; the geographic or product line breadth of distributor authorizations; supplier purchasing incentive or other support programs; or product purchase or stocking expectations.
     An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. Our competitors include local, regional, national, and multinational distributors of industrial machinery parts, equipment, and supplies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Some existing competitors have, and potential market entrants may have, greater financial or other resources than we do, or broader product or service offerings. If existing or future competitors seek to gain or to retain market share by reducing prices, we may need to lower our prices for products or services, thereby adversely affecting financial results.
     The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand. Certain of our product suppliers have historically offered to their distributors, including us, incentives for purchasing their products. In addition to market or customer account-specific incentives, certain suppliers pay incentives to the distributor for attaining specific purchase volumes during the program period. In some cases, in order to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When demand for our products declines, we may be less willing to add inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.
     Our ability to transact business is highly reliant on our information systems. We face additional risks in this regard as we implement a new integrated information technology platform for our business. We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, ship products to customers on a timely basis, maintain cost-effective operations, provide superior service to customers, and accumulate financial results. A serious, prolonged disruption of our information systems could materially impair fundamental business processes and increase expenses, decrease sales, or otherwise reduce earnings.
     In October 2010 we announced our intent to replace multiple legacy applications with a common SAP software platform, to enhance our business information and transaction systems to support future growth. The implementation is expected to occur over several years in planned phases, primarily based on geographic region. The process is technically intensive, requiring design, testing, modifications, and project coordination. Despite extensive planning, we could experience disruptions in our business operations related to the implementation because of the project’s complexity. Disruptions could result in material adverse consequences, including delays, loss of information, damage to our ability to process transactions or harm to our control environment, and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from the new platform is not assured.
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
     Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of future financing. Although the recent credit market turmoil did not have a significant adverse impact on our liquidity or borrowing costs, the availability of funds tightened and credit spreads on corporate debt increased. Obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing a credit facility would likely be higher than under our current facilities. Tight credit conditions could limit our ability to finance acquisitions on terms acceptable to us. For more information relating to borrowing and interest rates, see the following sections of Applied’s 2011 annual report to shareholders: “Liquidity and Capital Resources” on pages 7 — 8, “Quantitative and Qualitative Disclosures About Market Risk” on page 11, and notes 5 and 6 to the consolidated financial statements on pages 20 — 21.
     Our growth outside the United States increases our exposure to global economic and political conditions. Foreign operations contributed 15% of our sales in 2011. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations will increase. In particular, our results are affected by fluctuations in currency exchange rates for the Canadian dollar and the Mexican peso.
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
     In addition to the risks identified above, other risks to our future performance include, but are not limited to, the following:
•	changes in customer preferences for products and services of the nature, brands, quality, or cost sold by Applied;

•	changes in customer procurement policies and practices;

•	changes in the market prices for products and services relative to the costs of providing them;

•	changes in operating expenses;

•	organizational changes within the company;

•	adverse regulation and legislation, both enacted and under consideration, including with respect to health care and federal tax policy (e.g., affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income);

•	the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations;

•	the incurrence of debt and contingent liabilities in connection with acquisitions;

•	volatility of our stock price and the resulting impact on our consolidated financial statements; and

•	changes in accounting policies and practices that could impact our financial reporting and increase compliance costs.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
     We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout North America. At June 30, 2011, we owned real properties at 134 locations and leased 311 locations. Certain properties house more than one operation.
     The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2011:

Location of Principal Owned
Real Property	Type of Facility
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
     Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2011 were:

Location of Principal Leased
Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Denver, Colorado	Rubber shop and service center
Lenexa, Kansas	Fluid power shop
Chanhassen, Minnesota	Fluid power shop
Billings, Montana	Fluid power shop
Cleveland, Ohio	Offices and warehouse
Elyria, Ohio	Product return center and service center
Portland, Oregon	Distribution center
Kent, Washington	Offices, fluid power shop, and service center
Longview, Washington	Service center, rubber shop and fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Winnipeg, Manitoba	Distribution center and service center
     The properties in Newark, Lenexa, Chanhassen, and Billings are used in our fluid power businesses segment. The Fontana, Kent, and Longview properties are used in operations both in the service center-based distribution segment and the fluid power businesses segment. The remaining properties are used in the service center-based distribution segment.

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
     In addition to operating locations, we own or lease certain properties which in the aggregate are not material and are either for sale, lease, or sublease to third parties due to a relocation or closing. We also may lease or sublease to others unused portions of buildings.
     Additional information regarding our properties is included in the 2011 annual report to shareholders in note 12 to the consolidated financial statements on page 30. That information is incorporated here by reference.
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
ITEM 4.
Reserved.
EXECUTIVE OFFICERS OF THE REGISTRANT.
     Applied’s executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board’s organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 26, 2010:

Name	Positions and Experience	Age
David L. Pugh	Chairman & Chief Executive Officer, and a member of Board of Directors	62

Benjamin J. Mondics	President & Chief Operating Officer (since January 2008); previously served as Executive Vice President & Chief Operating Officer (from February 2007—December 2007) and Vice President-Midwest Area (prior to February 2007)	53

Thomas E. Armold	Vice President-Marketing and Strategic Accounts (since January 2008); previously served as Vice President-Product Management and Marketing	56

Todd A. Barlett	Vice President-Acquisitions and Global Business Development	56

Fred D. Bauer	Vice President-General Counsel & Secretary	45

Michael L. Coticchia	Vice President-Chief Administrative Officer; previously was Vice President-Chief Administrative Officer and Government Business (prior to October 2010)	48

Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer	54

Jeffrey A. Ramras	Vice President-Supply Chain Management; previously served as Vice President-Marketing and Supply Chain Management (prior to January 2008)	56

Richard C. Shaw	Vice President-Communications and Learning	62
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Applied’s common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the principal market for Applied’s common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2011, 2010, and 2009 and the number of shareholders of record as of August 5, 2011 is set forth in the 2011 annual report to shareholders on page 37, under the captions “Quarterly Operating Results” and “Quarterly Volume and Price Information,” and that information is incorporated here by reference.
     The following table summarizes Applied’s repurchases of its common stock in the quarter ended June 30, 2011.

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
	(a) Total	(b) Average	Part of Publicly	Yet Be Purchased
	Number of	Price Paid per	Announced Plans or	Under the Plans or
Period	Shares (1)	Share ($)	Programs	Programs (2)
April 1, 2011 to April 30, 2011	0	—	0	694,400
May 1, 2011 to May 31, 2011	0	—	0	694,400
June 1, 2011 to June 30, 2011	46,800	34.06	46,800	647,600
Total	46,800	34.06	46,800	647,600

(1)	During the quarter ended June 30, 2011, Applied purchased 87 shares in connection with an employee deferred compensation program. This purchase is not counted in the Board of Directors authorization in note (2).

(2)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of Applied’s common stock. We publicly announced the authorization that day. Purchases may be made in the open market or in privately negotiated transactions. This authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.
ITEM 6. SELECTED FINANCIAL DATA.
     The summary of selected financial data for the last five years is set forth in the 2011 annual report to shareholders in the table on pages 38 — 39 under the caption “10 Year Summary.” That information is incorporated here by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
     “Management’s Discussion and Analysis” is set forth in the 2011 annual report to shareholders on pages 5 — 11 and is incorporated here by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.
     The disclosures about market risk required by this item are set forth in Applied’s 2011 annual report to shareholders on page 11, which information is incorporated here by reference. For more information relating to borrowing and interest rates, see the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis” and notes 5 and 6 to the consolidated financial statements in Applied’s 2011 annual report to shareholders on pages 7 — 8, and 20 — 21. That information is also incorporated here by reference. In addition, see “Risk Factors” at pages 10 — 14, above, for additional risk factors relating to our business.
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the reports of the independent registered public accounting firm listed below, which are included in the 2011 annual report to shareholders at the pages indicated, are incorporated here by reference and filed with this report:

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
     Management’s annual report on Applied’s internal control over financial reporting and the attestation report of the independent registered public accounting firm are set forth in the 2011 annual report to shareholders on pages 35 — 36 and are incorporated here by reference.
     Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this Item as to Applied’s directors is incorporated by reference to Applied’s proxy statement relating to the annual meeting of shareholders to be held October 25, 2011, under the caption “Item 1 — Election of Directors.” The information required by this Item as to Applied’s executive officers has been furnished in this report on pages 16 — 17 in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
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
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2011, under the captions “Executive Compensation” and “Compensation Committee Report.”
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
     The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2011.

	Number of	Weighted-
	Securities	Average
	to be	Exercise	Number of
	Issued upon	Price of	Securities
	Exercise of	Outstanding	Remaining
	Outstanding	Options,	Available for Future
	Options,	Warrants	Issuance Under
	Warrants and	and	Equity
Plan Category	Rights	Rights	Compensation Plans
Equity compensation plans approved by security holders	1,804,434	22.68	*

Equity compensation plans not approved by security holders	0	—	0

Total	1,804,434	22.68	*

*	The 2007 Long-Term Performance Plan was adopted to replace the 1997 Long-Term Performance Plan, under which previously awarded stock options and stock appreciation rights remain outstanding. The aggregate number of shares that remained available for awards under the 2007 Long-Term Performance Plan at June 30, 2011, was 629,195. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.
     Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2011, under the caption “Beneficial Ownership of Certain Applied Shareholders and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2011, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this Item is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2011, under the caption “Item 5 — Ratification of Auditors.”
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)1. Financial Statements.
     The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in the 2011 annual report to shareholders on pages 12 — 34 and 36 — 37, and are incorporated by reference in Item 8 of this report.

Caption
Statements of Consolidated Income for the
Years Ended June 30, 2011, 2010, and 2009
Consolidated Balance Sheets
June 30, 2011 and 2010
Statements of Consolidated Cash Flows for
the Years Ended June 30, 2011, 2010, and 2009
Statements of Consolidated Shareholders’
Equity for the Years Ended June 30, 2011,
2010, and 2009
Notes to Consolidated Financial Statements
for the Years Ended June 30, 2011, 2010, and 2009
Reports of Independent Registered Public Accounting Firm

Supplementary Data:
Quarterly Operating Results
(a)2. Financial Statement Schedule.
     The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:

Caption	Page No.
Report of Independent Registered Public Accounting Firm	30

Schedule II — Valuation and Qualifying Accounts	31
     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions, are not applicable, or the required information is included in the consolidated financial statements and notes thereto.
(a)3. Exhibits.
*	Asterisk indicates an executive compensation plan or arrangement.

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to Applied’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to Applied’s Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005, among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to Applied’s Form 10-Q for the quarter ended December 31, 2009, SEC File No. 1-2299, and incorporated here by reference).

4.4	First Amendment Agreement dated as of June 6, 2007, among Applied, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to Applied’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.1	Form of Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 99.1 to Applied’s Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.2	A written description of Applied’s director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2011 under the caption “Director Compensation.”

*10.3	Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain directors (filed as Exhibit

Exhibit
No.	Description
10(c) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.4	Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms) (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.5	A written description of Applied’s Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.6	A written description of Applied’s Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied’s Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10.7	Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.8	Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement), the terms of which govern benefits vested as of December 31, 2004, for one executive officer, R. C. Shaw (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

*10.9	First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-2299, and incorporated here by reference).

*10.10	Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(h) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.12	First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.14	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.16	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied’s Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.17	Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.18	Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.19	First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.20	Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.21	Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.22	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied’s Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.23	Restricted Stock Award Terms (Directors) (filed as Exhibit 10(b) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10.02 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Performance Grant Terms and Conditions (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Performance Shares Terms and Conditions, as amended for performance shares awarded to executive officers in September 2010 (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Letter agreement dated April 27, 2011 between Applied and David L. Pugh (filed as Exhibit 10.1 to Applied’s Form 8-K dated April 27, 2011, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.31	Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10.32	Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

13	Applied’s 2011 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21	Applied’s subsidiaries at June 30, 2011.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101	The following materials formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Income for the years ended June 30, 2011, 2010, and 2009; (ii) Consolidated Balance Sheets at June 30, 2011 and 2010; (iii) Statements of Consolidated Cash Flows for the years ended June 30, 2011, 2010 and 2009; (iv) Statements of Consolidated Shareholders’ Equity for the years ended June 30, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

     Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee, which shall be limited to Applied’s reasonable expenses in furnishing the exhibit.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Cleveland, Ohio
We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and for each of the three years in the period ended June 30, 2011, and the Company’s internal control over financial reporting as of June 30, 2011, and have issued our reports thereon dated August 17, 2011; such consolidated financial statements and reports are included in your 2011 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 17, 2011

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
			ADDITIONS
		ADDITIONS	(DEDUCTIONS)
	BALANCE AT	CHARGED TO	CHARGED TO		DEDUCTIONS		BALANCE
	BEGINNING	COSTS AND	OTHER		FROM		AT END OF
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS		RESERVE		PERIOD

YEAR ENDED JUNE 30, 2011:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,379	$2,029	$111	(A)	$1,503	(B)	$7,016

YEAR ENDED JUNE 30, 2010:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,464	$2,508	($95)	(A)	$2,498	(B)	$6,379

YEAR ENDED JUNE 30, 2009:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,119	$4,540	$18	(A)	$4,213	(B)	$6,464

(A)	Amounts represent reserves for the return of merchandise by customers.

(B)	Amounts represent uncollectible accounts charged off.
SCHEDULE II

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ David L. Pugh David L. Pugh, Chairman & Chief Executive Officer	/s/ Benjamin J. Mondics Benjamin J. Mondics, President & Chief Operating Officer

/s/ Mark O. Eisele Mark O. Eisele Vice President-Chief Financial Officer & Treasurer	/s/ Daniel T. Brezovec Daniel T. Brezovec Corporate Controller (Principal Accounting Officer)
Date: August 17, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

* William G. Bares, Director	* Thomas A. Commes, Director

* Peter A. Dorsman, Director	* L. Thomas Hiltz, Director
* Edith Kelly-Green, Director	* John F. Meier, Director
* J. Michael Moore, Director	/s/ David L. Pugh David L. Pugh, Chairman & Chief Executive Officer and Director
* Dr. Jerry Sue Thornton, Director	* Peter C. Wallace, Director

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”

Date: August 17, 2011

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED JUNE 30, 2011

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to Applied’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to Applied’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to Applied’s Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005, among Applied, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to Applied’s Form 10-Q for the quarter ended December 31, 2009, SEC File No. 1-2299, and incorporated here by reference).

4.4	First Amendment Agreement dated as of June 6, 2007, among Applied, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to Applied’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.1	Form of Change in Control Agreement between Applied and each of its executive officers (filed as Exhibit 99.1 to Applied’s Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.2	A written description of Applied’s director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2011, under the caption “Director Compensation.”

*10.3	Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain directors (filed as Exhibit 10(c) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.4	Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms) (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.5	A written description of Applied’s Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.6	A written description of Applied’s Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied’s Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10.7	Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.8	Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement), the terms of which govern benefits vested as of December 31, 2004, for one executive officer, R. C. Shaw (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended March 31, 2002, SEC File No. 1-2299, and incorporated here by reference).

*10.9	First Amendment to Supplemental Executive Retirement Benefits Plan (January 1, 2002 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2004, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.10	Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(h) to Applied’s Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.12	First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.14	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied’s Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.16	2007 Long-Term Performance Plan (filed as Exhibit 10 to the Applied’s Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.17	Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.18	Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

Exhibit
No.	Description
*10.19	First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.20	Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.21	Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied’s Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.22	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied’s Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.23	Restricted Stock Award Terms (Directors) (filed as Exhibit 10(b) to Applied’s Form 10-Q for the quarter ended March 31, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Stock Appreciation Rights Award Terms and Conditions (Officers) (filed as Exhibit 10.02 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Performance Grant Terms and Conditions (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended September 30, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Performance Shares Terms and Conditions, as amended for performance shares awarded to executive officers in September 2010 (filed as Exhibit 10 to Applied’s Form 10-Q for the quarter ended September 30, 2010, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

Exhibit
No.	Description
*10.29	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied’s Form 8-K dated September 16, 2009, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Letter agreement dated April 27, 2011 between Applied and David L. Pugh (filed as Exhibit 10.1 to Applied’s Form 8-K dated April 27, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.31	Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10.32	Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

13	Applied’s 2011 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).	Attached

21	Applied’s subsidiaries at June 30, 2011.	Attached

23	Consent of Independent Registered Public Accounting Firm.	Attached

24	Powers of attorney.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached

101	The following materials formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Consolidated Income for the years ended June 30, 2011, 2010, and 2009; (ii) Consolidated Balance Sheets at June 30, 2011 and 2010; (iii) Statements of Consolidated Cash Flows for the years ended June 30, 2011, 2010 and 2009; (iv) Statements of Consolidated Shareholders’ Equity for the years ended June 30, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.	Attached