Form 10-Q
period 2011-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2011-11-02
CIK 109563

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIESEXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒

Shares of common stock outstanding on October 14, 2011 41,977,758 (No par value)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM I: Financial Statements

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2011	2010
Net Sales	$579,574	$527,501
Cost of Sales	420,870	384,381

Gross Profit	158,704	143,120
Selling, Distribution and Administrative, including depreciation	115,437	108,229

Operating Income	43,267	34,891
Interest Expense, net	47	1,124
Other Expense (Income), net	1,932	(343)

Income Before Income Taxes	41,288	34,110
Income Tax Expense	14,906	13,355

Net Income	$26,382	$20,755

Net Income Per Share - Basic	$0.62	$0.49

Net Income Per Share - Diluted	$0.61	$0.48

Cash dividends per common share	$0.19	$0.17

Weighted average common shares outstanding for basic computation	42,397	42,370

Dilutive effect of potential common shares	564	716

Weighted average common shares outstanding for diluted computation	42,961	43,086

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2011	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$73,218	$91,092
Accounts receivable, less allowances of $7,428 and $7,016	289,450	290,751
Inventories	215,013	204,066
Other current assets	27,532	33,005

Total current assets	605,213	618,914
Property, less accumulated depreciation of $144,532 and $143,930	73,079	69,014
Intangibles, net	86,661	89,551
Goodwill	76,783	76,981
Deferred tax assets	42,437	43,447
Other assets	16,054	17,024

TOTAL ASSETS	$900,227	$914,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$109,928	$108,509
Compensation and related benefits	44,443	65,413
Other current liabilities	52,582	40,766

Total current liabilities	206,953	214,688
Postemployment benefits	43,911	47,730
Other liabilities	16,549	18,950

TOTAL LIABILITIES	267,413	281,368

Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	150,153	148,307
Income retained for use in the business	686,687	668,421
Treasury shares—at cost (12,236 and 11,611 shares)	(216,190)	(198,224)
Accumulated other comprehensive income	2,164	5,059

TOTAL SHAREHOLDERS’ EQUITY	632,814	633,563

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$900,227	$914,931

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$26,382	$20,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	2,818	2,713
Amortization of intangibles	2,809	2,787
Amortization of stock options and appreciation rights	633	1,259
Gain on sale of property	(386)	(10)
Other share-based compensation expense	1,260	996
Changes in assets and liabilities, net of acquisitions	(17,371)	(24,301)
Other, net	256	317

Net Cash provided by Operating Activities	16,401	4,516

Cash Flows from Investing Activities
Property purchases	(7,142)	(873)
Proceeds from property sales	637	41
Net cash paid for acquisition of businesses, net of cash acquired	(1,241)	(27,697)

Net Cash used in Investing Activities	(7,746)	(28,529)

Cash Flows from Financing Activities
Repayments under revolving credit facility		(50,000)
Purchases of treasury shares	(18,178)
Dividends paid	(8,099)	(7,206)
Excess tax benefits from share-based compensation	149	392
Exercise of stock options and appreciation rights	84	143

Net Cash used in Financing Activities	(26,044)	(56,671)

Effect of Exchange Rate Changes on Cash	(485)	(500)

Decrease in cash and cash equivalents	(17,874)	(81,184)
Cash and cash equivalents at beginning of period	91,092	175,777

Cash and Cash Equivalents at End of Period	$73,218	$94,593

Non-cash Investing Activities:
Property purchases, unpaid at September 30		$10,000

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2011, and the results of its operations for the three month periods ended September 30, 2011 and 2010 and its cash flows for the three months ended September 30, 2011 and 2010, have been included. The condensed consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2012.

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

During the three months ended September 30, 2010, the Company recorded overall LIFO benefits of $301 and the LIFO reserves were reduced by the same amounts. No comparable benefits were recorded in the three months ended September 30, 2011.

2.	GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the Service Center Based Distribution segment for the period ended September 30, 2011 are as follows:

Balance at July 1, 2011	$76,981

Goodwill acquired during the period	336
Other, primarily currency translation	(534)

Balance at September 30, 2011	$76,783

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts) (Unaudited)

At September 30, 2011, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2011	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$78,029	$24,731	$53,298
Trade names	25,796	6,084	19,712
Vendor relationships	13,999	3,887	10,112
Non-competition agreements	4,836	2,587	2,249

Total Finite-Lived Intangibles	122,660	37,289	85,371

Indefinite-Lived Trade Names	1,290		1,290

Total Intangibles	$123,950	$37,289	$86,661

June 30, 2011	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$78,084	$23,111	$54,973
Trade names	25,944	5,666	20,278
Vendor relationships	14,211	3,696	10,515
Non-competition agreements	5,127	2,632	2,495

Total Finite-Lived Intangibles	123,366	35,105	88,261

Indefinite-Lived Trade Names	1,290		1,290

Total Intangibles	$124,656	$35,105	$89,551

\

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Estimated future amortization expense by fiscal year (based on the Company’s intangible assets as of September 30, 2011) is as follows: $8,400 for the remainder of 2012, $10,100 for 2013, $8,900 for 2014, $8,200 for 2015, $7,600 for 2016 and $7,000 for 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts) (Unaudited)

3.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2011 and June 30, 2011 totaled $9,608 and $10,881. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets and their fair values were derived using quoted market prices (Level 1 in the fair value hierarchy).

4.	SHAREHOLDERS’ EQUITY

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2011	2010
Net income	$26,382	$20,755
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,042)	(1,797)
Unrealized (loss) gain on investment securities available for sale, net of income tax of $(82) and $25	(140)	45
Reclassification of pension and postemployment expense into income, net of income tax of $180 and $135	287	419
Cash flow hedging activity, net of income tax of $(426) in the quarter ended 9/30/10		(1,030)
Reclassification of interest expense into income, net of income tax of $116 in the quarter ended 9/30/10		200

Total comprehensive income	$23,487	$18,592

Antidilutive Common Stock Equivalents

In the three month periods ended September 30, 2011 and 2010, respectively, stock options and stock appreciation rights related to the acquisition of 30 and 451 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts) (Unaudited)

5.	BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
	2011	2010	2011	2010
Three Months Ended September 30,
Components of net periodic cost:
Service cost	$127	$115	$7	$10
Interest cost	588	565	59	59
Expected return on plan assets	(99)	(96)
Recognized net actuarial loss (gain)	264	362	(18)	(21)
Amortization of prior service cost	185	177	35	35

Net periodic cost	$1,065	$1,123	$83	$83

The Company contributed $171 to its pension benefit plans and $91 to its retiree health care plans in the three months ended September 30, 2011. Expected contributions for the remainder of fiscal 2012 are $4,050 for the pension benefit plans and $150 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts) (Unaudited)

6.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $4,247 and $4,396, in the three months ended September 30, 2011 and 2010, respectively, have been eliminated in the table below.

Segment Financial Information for the three months ended:

	Service Center	Fluid
	Based Distribution	Power Businesses	Total
September 30, 2011
Net sales	$463,857	$115,717	$579,574
Operating income for reportable segments	29,394	11,236	40,630
Assets used in the business	681,977	218,250	900,227
Depreciation and amortization of property	2,299	519	2,818
Capital expenditures	6,800	342	7,142

September 30, 2010
Net sales	$423,953	$103,548	$527,501
Operating income for reportable segments	26,068	9,434	35,502
Assets used in the business	666,871	205,838	872,709
Depreciation and amortization of property	2,177	536	2,713
Capital expenditures	717	156	873

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended September 30,
	2011	2010
Operating income for reportable segments	$40,630	$35,502
Adjustment for:
Intangible amortization—Service Center Based Distribution	877	781
Intangible amortization—Fluid Power Businesses	1,932	2,006
Corporate and other income, net	(5,446)	(2,176)

Total operating income	43,267	34,891
Interest expense, net	47	1,124
Other expense (income), net	1,932	(343)

Income before income taxes	$41,288	$34,110

The change in corporate and other income, net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the company making the sale and are as follows:

	Three Months Ended September 30,
	2011	2010
Geographic Areas:
United States	$487,428	$459,053
Canada	73,573	54,321
Mexico	18,573	14,127

Total	$579,574	$527,501

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts) (Unaudited)

7.	OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

	Three Months Ended September 30,
	2011	2010
Unrealized loss (gain) on assets held in rabbi trust for a nonqualified deferred compensation plan	$1,380	$(809)
Foreign currency transaction losses	510	117
Loss on cross-currency swap		207
Other, net	42	142

Total other expense (income), net	$1,932	$(343)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Applied Industrial Technologies, Inc.

Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed statements of consolidated income and of consolidated cash flows for the three-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2011, and the related statements of consolidated income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 17, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 2, 2011

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is one of North America’s largest industrial distributors serving MRO, OEM and Government markets. Applied is an authorized source for a diverse range of products, including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products. The Company also provides customized shop services for mechanical, fabricated rubber and fluid power products, as well as services to meet storeroom management and maintenance training needs. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2012, business was conducted in the United States, Canada, Mexico and Puerto Rico from 474 facilities.

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

Overview

Consolidated net sales for the quarter ended September 30, 2011 increased $52.1 million or 9.9% compared to the prior year quarter, with acquisitions contributing $6.7 million and favorable foreign currency translation accounting for $5.9 million of the increase. Operating margin increased to 7.5% of net sales from 6.6% for the prior year quarter and net income increased $5.6 million or 27.1% compared to the prior year quarter. Shareholders’ equity was $632.8 million at September 30, 2011. The current ratio was 2.9 to 1 at September 30, 2011 and at June 30, 2011. Since November 30, 2010, we have had no borrowings outstanding under our existing credit facilities.

Applied monitors several economic indices that have been key indicators for industrial economic activity. These include the Manufacturing Capacity Utilization (MCU) index published by the Federal Reserve Board and the Purchasing Managers Index (PMI) published by the Institute for Supply Management (ISM). Historically, our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery and require replacement parts. Our sales tend to lag the MCU on the upswing by up to six months and move closer in alignment with the declines.

These indices showed continued moderate growth in the industrial economy during the first quarter of fiscal 2012. The MCU for September was 75.1, compared to 74.4 in June of 2011. The ISM PMI was 51.6 in September, versus 55.3 in June of 2011, still above 50, but down from its year-long high of 61.4 in February of 2011. We believe that the U.S. industrial economy has settled into a moderate pace of growth which will continue throughout fiscal 2012.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The number of Company associates was 4,686 at September 30, 2011, 4,640 at June 30, 2011, and 4,652 at September 30, 2010. The number of operating facilities totaled 474 at September 30, 2011 and 475 at September 30, 2010.

Results of Operations

Three Months Ended September 30, 2011 and 2010

The following table is included to aid in review of Applied’s condensed statements of consolidated income. The percent increase (decrease) column is comparative to the same period in the prior year.

	Three Months Ended September 30,
	As a Percent of Net Sales		Percent Increase (Decrease)
	2011	2010
Net Sales	100.0%	100.0%	9.9%
Gross Profit	27.4%	27.1%	10.9%
Selling, Distribution & Administrative	19.9%	20.5%	6.7%
Operating Income	7.5%	6.6%	24.0%
Net Income	4.6%	3.9%	27.1%

During the quarter ended September 30, 2011, net sales increased $52.1 million or 9.9% compared to the prior year quarter, with acquisitions accounting for $6.7 million or 1.3%, and favorable foreign currency translation adding $5.9 million or 1.1%. There were 64 selling days in both the 2011 and 2010 quarters.

Net sales from our Service Center Based Distribution segment, which is heavily focused on the MRO market, increased $39.9 million or 9.4% during the quarter from the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $6.7 million, or 1.6%.

Net sales from our Fluid Power Businesses segment, which is heavily focused on the OEM market, increased $12.2 million or 11.8% during the quarter from the same period in the prior year, primarily attributed to improvements in the industrial economy.

Improvements in the industrial economy helped drive sales increases in all of the geographic areas of the Company. Sales in our U.S. operations were up $28.4 million or 6.2%, with acquisitions accounting for $2.8 million or 0.6% of the U.S. increase. Sales from our Canadian operations increased $19.3 million or 35.4%. This increase consists of $3.9 million from acquisitions and $4.6 million due to favorable foreign currency translation. Our Mexican operations increased $4.4 million or 31.5%, with $1.3 million due to favorable foreign currency translation.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the quarter ended September 30, 2011, industrial products and fluid power products accounted for 70.6% and 29.4%, respectively, of net sales as compared to 71.5% and 28.5%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter increased to 27.4% compared to the prior year quarter’s 27.1%. The improvement can be largely attributed to increased contribution from our U.S. service center point-of-sale margins, higher margins in our Canadian business, and lower scrap expense.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 19.9% of net sales in the quarter ended September 30, 2011 compared to 20.5% in the prior year quarter. On an absolute basis, SD&A increased $7.2 million or 6.7% compared to the prior year quarter. Incremental expenses associated with the ERP project totaled $3.8 million and acquisitions added $2.4 million.

Operating income increased 24.0% to $43.3 million during the quarter compared to $34.9 million during the prior year quarter. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.3% in the current year quarter, from 6.1% in the prior year quarter. The Fluid Power Businesses operating margins increased to 9.7% in the current year quarter from 9.1% in the prior year quarter. These increases as compared to the prior year quarter reflect improved operating leverage on the increases in sales.

Interest, net, is down $1.1 million due to repayment in the first half of fiscal 2011 of all borrowings under our credit facilities.

Other expense was $1.9 million in the quarter and included $1.4 million of unrealized losses on investments held by non-qualified deferred compensation trusts.

The effective income tax rate was 36.1% for the quarter ended September 30, 2011 compared to 39.2% for the quarter ended September 30, 2010. Accrual of U.S. income taxes on Canadian subsidiaries’ earnings accounted for 2.0% of last year’s first quarter effective tax rate. The remaining variance in the effective tax rate is due to a larger portion of pretax income coming from foreign jurisdictions taxed at lower rates, as well as lower effective state tax rates.

As a result of the factors addressed above, net income increased $5.6 million or 27.1% compared to the prior year quarter. Net income per share was $0.61 per share for the quarter ended September 30, 2011, compared to $0.48 in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2011 we have no outstanding borrowings, whereas at September 30, 2010, we had $25.0 million outstanding on private placement borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.

The Company’s working capital at September 30, 2011 was $398.3 million, compared to $404.2 million at June 30, 2011. The current ratio was 2.9 to 1 at September 30, 2011 and at June 30, 2011.

Net Cash Flows

The following table is included to aid in review of Applied’s condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2011	2010
Operating Activities	$16,401	$4,516
Investing Activities	(7,746)	(28,529)
Financing Activities	(26,044)	(56,671)
Exchange Rate Effect	(485)	(500)

(Decrease) Increase in Cash and Cash Equivalents	$(17,874)	$(81,184)

Net cash provided by operating activities for the three months ended September 30, 2011 was $16.4 million compared to $4.5 million provided by operating activities in the same period a year ago. Improved net income generated approximately half of the increase over the prior year with quarterly variability in working capital contributing the rest.

Net cash used in investing activities during the current year was $7.7 million; $7.1 million was used for capital expenditures and $1.2 million for acquisitions. These uses of cash were partially offset by $0.6 million of cash received for property sales. In the three months ended September 30, 2010, we used $28.5 million; $27.7 million was used for acquisitions and $0.9 million for capital expenditures. The increase in capital expenditures primarily relates to spending on our ERP project.

Net cash used in financing activities was $26.0 million for the three months ended September 30, 2011. We used $18.2 million to repurchase 640,000 shares of treasury stock and $8.1 million to pay dividends. In the prior year quarter, financing activities used $56.7 million of cash; we

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

repaid $50.0 million under our revolving credit facility and paid dividends of $7.2 million. The increase in the dividend payments relates to our increased dividend rate to $0.19 per share versus $0.17 per share in the prior year quarter.

ERP Project

In the second quarter of fiscal 2011, Applied commenced its ERP project to transform the Company’s technology platforms and enhance its business information and transaction systems for future growth. We expect the total implementation costs related to this project will be in the range of $70.0 million to $75.0 million over a three to four year period. In fiscal 2011 project spend totaled $21.1 million ($12.5 million capital and $8.6 million expense). During the current quarter, spending on the project totaled $9.5 million ($5.7 million capital and $3.8 million expense). We expect spending in fiscal year 2012 to reach $34.0 million to $37.0 million ($19.0 million to $21.0 million capital and $15.0 million to $16.0 million expense). The project is nearing the deployment phase for our Canadian operations and we are preparing for U.S. deployment in fiscal 2013 and 2014.

Share Repurchases

The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 640,000 shares of treasury stock on the open market in the three months ended September 30, 2011 for $18.2 million. At September 30, 2011, we had authorization to repurchase an additional 7,600 shares. In October 2011, the Board authorized the Company to repurchase an additional 1.5 million shares of common stock.

Borrowing Arrangements

We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012, which we intend to renew. There are no borrowings outstanding under this facility at September 30, 2011. At September 30, 2011, unused lines under this facility, net of outstanding letters of credit, total $143.1 million and are available to fund future acquisitions or other capital and operating requirements.

We also have an uncommitted long-term financing shelf facility which expires in February 2013 and enables us to borrow up to $100.0 million with terms of up to fifteen years. At September 30, 2011, there were no outstanding borrowings under this agreement.

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

Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; the potential for product shortages if suppliers are unable to fulfill in a timely manner increased demand in the economic recovery; competitive pressures; our reliance on information systems; our ability to implement our ERP system in a timely, cost-effective, and competent manner, and to capture its planned benefits while maintaining an adequate internal control environment; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; our ability to retain and attract qualified sales and customer service personnel; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse regulation and legislation, including potential changes in tax regulations (e.g., those affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discuss certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2011.

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

During the first quarter of fiscal 2012, there were no changes in the Company’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.

The Company is a party to pending legal proceedings with respect to various product liability, negligence, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of possible loss, the Company believes, based on circumstances currently known, that the likelihood is remote that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases	in the quarter ended September 30, 2011 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2011 to July 31, 2011	-0-	-0-	-0-	647,600
August 1, 2011 to August 31, 2011	280,000	28.25	280,000	367,600
September 1, 2011 to September 30, 2011	360,000	28.52	360,000	7,600
Total	640,000	28.40	640,000	7,600

(1)	On January 23, 2008, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company’s common stock. The Company publicly announced the authorization that day. Purchases could be made in the open market or in privately negotiated transactions. On October 25, 2011, after quarter-end, this authorization was superseded by a new authorization adopted by the Board of Directors, to purchase up to an additional 1.5 million shares.
(2)	During the quarter the Company purchased 182 shares in connection with the deferred compensation program and the vesting of stock awards.

ITEM 6.	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company’s Form 10-Q for the Quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q dated February 9, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.4	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as

Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

10.1	Management Incentive Plan General Terms (August 2011 revision) (filed as Exhibit 10.01 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.2	Executive Management Incentive Plan General Terms (filed as Exhibit 10.02 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.3	Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2011 revision) (filed as Exhibit 10.03 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.4	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.04 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.5	Performance Shares Terms and Conditions (filed as Exhibit 10.05 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. (Company)

Date: November 2, 2011	By:	/s/ Neil A. Schrimsher
Neil A. Schrimsher
Chief Executive Officer

Date: November 2, 2011	By:	/s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.

EXHIBIT INDEX

TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to the Company’s Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

3.2	Code of Regulations of Applied Industrial Technologies, Inc., as amended on October 19, 1999 (filed as Exhibit 3(b) to the Company’s Form 10-Q for the quarter ended September 30, 1999, SEC File No. 1-2299, and incorporated here by reference).

4.1	Certificate of Merger of Bearings, Inc. (Ohio) (now named Applied Industrial Technologies, Inc.) and Bearings, Inc. (Delaware) filed with the Ohio Secretary of State on October 18, 1988, including an Agreement and Plan of Reorganization dated September 6, 1988 (filed as Exhibit 4(a) to the Company’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

4.2	Private Shelf Agreement dated as of November 27, 1996, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company’s Form 10-Q for the Quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3	Credit Agreement dated as of June 3, 2005 among the Company, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.7 to the Company’s Form 10-Q dated February 9, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.4	First Amendment Agreement dated as of June 6, 2007, among the Company, KeyBank National Association as Agent, and various financial institutions, amending June 3, 2005 Credit Agreement (filed as Exhibit 4 to the Company’s Form 8-K dated June 11, 2007, SEC File No. 1-2299, and incorporated here by reference).

10.1	Management Incentive Plan General Terms (August 2011 revision) (filed as Exhibit 10.01 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.2	Executive Management Incentive Plan General Terms (filed as Exhibit 10.02 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.3	Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2011 revision) (filed as Exhibit 10.03 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.4	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.04 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.5	Performance Shares Terms and Conditions (filed as Exhibit 10.05 to the Company’s Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.	Attached

31	Rule 13a-14(a)/15d-14(a) certifications.	Attached

32	Section 1350 certifications.	Attached

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document