Form 10-Q
period 2011-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2012-02-02
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 1-2299
___________________________________________
APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Ohio	34-0117420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Applied Plaza, Cleveland, Ohio	44115
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (216) 426-4000
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________
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
There were 41,998,285 (no par value) shares of common stock outstanding on January 13, 2012.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Sales	$570,397	$529,517	$1,149,971	$1,057,018
Cost of Sales	414,928	385,236	835,798	769,617
Gross Profit	155,469	144,281	314,173	287,401
Selling, Distribution and Administrative, including depreciation	122,134	111,225	237,571	219,454
Operating Income	33,335	33,056	76,602	67,947
Interest Expense, net	10	458	57	1,582
Other Expense (Income), net	778	(421)	2,710	(764)
Income Before Income Taxes	32,547	33,019	73,835	67,129
Income Tax Expense	11,612	11,826	26,518	25,181
Net Income	$20,935	$21,193	$47,317	$41,948
Net Income Per Share - Basic	$0.50	$0.50	$1.12	$0.99
Net Income Per Share - Diluted	$0.49	$0.49	$1.11	$0.97
Cash dividends per common share	$0.19	$0.17	$0.38	$0.34
Weighted average common shares outstanding for basic computation	41,965	42,411	42,181	42,391
Dilutive effect of potential common shares	669	887	620	826
Weighted average common shares outstanding for diluted computation	42,634	43,298	42,801	43,217
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2011	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$70,512	$91,092
Accounts receivable, less allowances of $7,376 and $7,016	280,700	290,751
Inventories	222,626	204,066
Other current assets	36,113	33,005
Total current assets	609,951	618,914
Property, less accumulated depreciation of $146,132 and $143,930	76,659	69,014
Intangibles, net	82,968	89,551
Goodwill	75,517	76,981
Deferred tax assets	36,604	43,447
Other assets	16,314	17,024
TOTAL ASSETS	$898,013	$914,931
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$105,591	$108,509
Compensation and related benefits	51,930	65,413
Other current liabilities	41,443	40,766
Total current liabilities	198,964	214,688
Postemployment benefits	36,238	47,730
Other liabilities	16,625	18,950
TOTAL LIABILITIES	251,827	281,368
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	151,704	148,307
Income retained for use in the business	699,612	668,421
Treasury shares—at cost (12,220 and 11,611 shares)	(216,557)	(198,224)
Accumulated other comprehensive income	1,427	5,059
TOTAL SHAREHOLDERS’ EQUITY	646,186	633,563
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$898,013	$914,931
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$47,317	$41,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	5,598	5,496
Amortization of intangibles	5,544	5,678
Amortization of stock options and appreciation rights	1,139	1,569
Gain on sale of property	(492)	(20)
Other share-based compensation expense	2,523	2,110
Changes in assets and liabilities, net of acquisitions	(33,246)	(37,934)
Other, net	1,833	1,119
Net Cash provided by Operating Activities	30,216	19,966
Cash Flows from Investing Activities
Property purchases	(14,022)	(13,804)
Proceeds from property sales	981	124
Net cash paid for acquisition of businesses, net of cash acquired	(1,241)	(27,739)
Net Cash used in Investing Activities	(14,282)	(41,419)
Cash Flows from Financing Activities
Repayments under revolving credit facility		(50,000)
Long-term debt repayment		(25,000)
Settlements of cross-currency swap agreements		(12,752)
Purchases of treasury shares	(18,990)
Dividends paid	(16,077)	(14,422)
Excess tax benefits from share-based compensation	569	778
Exercise of stock options and appreciation rights	154	338
Net Cash used in Financing Activities	(34,344)	(101,058)
Effect of Exchange Rate Changes on Cash	(2,170)	649
Decrease in cash and cash equivalents	(20,580)	(121,862)
Cash and cash equivalents at beginning of period	91,092	175,777
Cash and Cash Equivalents at End of Period	$70,512	$53,915

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2011, and the results of its operations for the three and six month periods ended December 31, 2011 and 2010 and its cash flows for the six months ended December 31, 2011 and 2010, have been included. The condensed consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Operating results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2012.

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

During the three and six month periods ended December 31, 2010, the Company recorded overall LIFO benefits of $1,823 and $2,124, respectively, and the LIFO reserves were reduced by the same amounts. No comparable benefits were recorded in the three and six month periods ended December 31, 2011.

2.	GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the Service Center Based Distribution segment for the period ended December 31, 2011 are as follows:

Balance at July 1, 2011	$76,981
Goodwill acquired during the period	336
Other, primarily currency translation	(1,800)
Balance at December 31, 2011	$75,517

At December 31, 2011, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2011	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$77,160	$26,105	$51,055
Trade names	25,480	6,439	19,041
Vendor relationships	13,638	4,004	9,634
Non-competition agreements	4,654	2,706	1,948
Total Finite-Lived Intangibles	120,932	39,254	81,678
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$122,222	$39,254	$82,968

June 30, 2011	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$78,084	$23,111	$54,973
Trade names	25,944	5,666	20,278
Vendor relationships	14,211	3,696	10,515
Non-competition agreements	5,127	2,632	2,495
Total Finite-Lived Intangibles	123,366	35,105	88,261
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$124,656	$35,105	$89,551

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Estimated future amortization expense by fiscal year (based on the Company’s intangible assets as of December 31, 2011) is as follows: $5,500 for the remainder of 2012, $10,000 for 2013, $8,800 for 2014, $8,100 for 2015, $7,500 for 2016 and $6,900 for 2017.

3.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2011 and June 30, 2011 totaled $10,156 and $10,881. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets and their fair values were derived using quoted market prices (Level 1 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

4.	SHAREHOLDERS' EQUITY

Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2011	2010
Net income	$20,935	$21,193
Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,117)	3,088
Unrealized gain on investment securities available for sale, net of income tax of $18 and $43	29	59
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into selling, distribution and administrative expense (included in net periodic pension costs), net of income tax of $180 and $212	287	341
Actuarial loss on remeasurement, net of income tax of $(190)	(302)
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to the plan curtailment, net of income tax of $3,411	5,449
Reclassification of prior service cost into selling, distribution and administrative expense upon plan curtailment, net of income tax of $1,200	1,917
Cash flow hedging activity, net of income tax of $344		846
Total comprehensive income	$20,198	$25,527

	Six Months Ended December 31,
	2011	2010
Net income	$47,317	$41,948
Other comprehensive (loss) income:
Foreign currency translation adjustment	(11,159)	1,291
Unrealized (loss) gain on investment securities available for sale, net of income tax of $(64) and $68	(111)	104
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into selling, distribution and administrative expense (included in net periodic pension costs), net of income tax of $360 and $347	574	760
Actuarial loss on remeasurement, net of income tax of $(190)	(302)
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to the plan curtailment, net of income tax of $3,411	5,449
Reclassification of prior service cost into selling, distribution and administrative expense upon plan curtailment, net of income tax of $1,200	1,917
Cash flow hedging activity, net of income tax of $(82)		(184)
Reclassification of interest expense into income, net of income tax of $116		200
Total comprehensive income	$43,685	$44,119
Antidilutive Common Stock Equivalents
In the three and six month periods ended December 31, 2011 and 2010, respectively, stock options and stock appreciation rights related to the acquisition of 251 and 102 shares of common stock in the three month periods and 276 and 297 shares of common stock in the six month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.	BENEFIT PLANS

On December 19, 2011, the Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. This action constitutes a plan curtailment.
The plan liability was remeasured in conjunction with the curtailment using a 3.5% discount rate and participant final average earnings through the curtailment date. The plan was last remeasured at June 30, 2011, using a 4.5% discount rate. This latest remeasurement resulted in an actuarial loss (recorded in other comprehensive income) of $302 ($492 loss, net of income tax of $190).
The curtailment is reflected in the Company's condensed consolidated balance sheets as: 1) a reduction to the overall SERP liability (included in postemployment benefits) of $8,860, 2) a reduction to deferred tax assets of $3,411 and 3) an increase in accumulated other comprehensive income of $5,449. Prior service costs previously recorded through accumulated other comprehensive income were reclassified into the condensed statements of consolidated income ($3,117 gross expense, net of income tax of $1,200). The gross expense is recorded in selling, distribution and administrative expense in the second quarter of fiscal 2012.
The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended December 31,	2011	2010	2011	2010
Components of net periodic cost:
Service cost	$127	$115	$8	$10
Interest cost	588	564	59	59
Expected return on plan assets	(99)	(96)
Recognized net actuarial loss (gain)	265	362	(18)	(21)
Amortization of prior service cost	185	178	35	35
Curtailment loss	3,117
Net periodic cost	$4,183	$1,123	$84	$83

	Pension Benefits		Retiree Health Care Benefits
Six Months Ended December 31,	2011	2010	2011	2010
Components of net periodic cost:
Service cost	$254	$230	$15	$20
Interest cost	1,176	1,129	118	118
Expected return on plan assets	(198)	(192)
Recognized net actuarial loss (gain)	529	724	(36)	(42)
Amortization of prior service cost	370	355	70	69
Curtailment loss	3,117
Net periodic cost	$5,248	$2,246	$167	$165

The Company contributed $370 to its pension benefit plans and $103 to its retiree health care plans in the six months ended December 31, 2011. Expected contributions for the remainder of fiscal 2012 are $3,850 for the pension benefit plans to fund scheduled retirement payments and $150 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $3,708 and $4,202, in the three months ended December 31, 2011 and 2010, respectively, and $7,955 and $8,598 in the six months ended December 31, 2011 and 2010, respectively, have been eliminated in the tables below.
Segment Financial Information for the three months ended:

	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2011
Net sales	$458,315	$112,082	$570,397
Operating income for reportable segments	29,280	10,151	39,431
Depreciation and amortization of property	2,353	427	2,780
Capital expenditures	6,546	334	6,880
December 31, 2010
Net sales	$426,161	$103,356	$529,517
Operating income for reportable segments	25,288	9,875	35,163
Depreciation and amortization of property	2,286	497	2,783
Capital expenditures	12,832	99	12,931

Segment Financial Information for the six months ended:

	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2011
Net sales	$922,173	$227,798	$1,149,971
Operating income for reportable segments	58,674	21,388	80,062
Assets used in the business	681,019	216,994	898,013
Depreciation and amortization of property	4,651	947	5,598
Capital expenditures	13,346	676	14,022
December 31, 2010
Net sales	$850,114	$206,904	$1,057,018
Operating income for reportable segments	51,356	19,309	70,665
Assets used in the business	630,572	199,058	829,630
Depreciation and amortization of property	4,463	1,033	5,496
Capital expenditures	13,549	255	13,804

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Operating income for reportable segments	$39,431	$35,163	$80,062	$70,665
Adjustment for:
Intangible amortization—Service Center Based Distribution	841	905	1,718	1,686
Intangible amortization—Fluid Power Businesses	1,894	1,986	3,826	3,992
Corporate and other expense (income), net	3,361	(784)	(2,084)	(2,960)
Total operating income	33,335	33,056	76,602	67,947
Interest expense, net	10	458	57	1,582
Other expense (income), net	778	(421)	2,710	(764)
Income before income taxes	$32,547	$33,019	$73,835	$67,129

Corporate and other expense (income), net includes the SERP curtailment loss of $3,117 recognized in the second quarter of fiscal 2012. Additional fluctuations in corporate and other expense (income), net are due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the company making the sale and are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Geographic Areas:
United States	$478,222	$450,951	$965,650	$910,244
Canada	73,502	63,329	147,075	117,410
Mexico	18,673	15,237	37,246	29,364
Total	$570,397	$529,517	$1,149,971	$1,057,018

7.	OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(374)	$(696)	$1,006	$(1,505)
Foreign currency transaction losses	1,047	31	1,556	149
Loss on cross-currency swap		162		368
Other, net	105	82	148	224
Total other expense (income), net	$778	$(421)	$2,710	$(764)

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related condensed statements of consolidated income for the three-month and six-month periods ended December 31, 2011 and 2010, and of consolidated cash flows for the six-month periods ended December 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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
February 2, 2012

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is one of North America's largest industrial distributors serving MRO, OEM and Government markets. Applied is an authorized source for a diverse range of products, including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products.  The Company also provides customized shop services for mechanical, fabricated rubber and fluid power products, as well as services to meet storeroom management and maintenance training needs. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2012, business was conducted in the United States, Canada, Mexico and Puerto Rico from 475 facilities.

The following is Management's Discussion and Analysis of significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed statements of consolidated income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the majority of SKUs we sell in any given period were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.

Overview
Consolidated net sales for the quarter ended December 31, 2011 increased $40.9 million or 7.7% compared to the prior year quarter, with acquisitions contributing $1.5 million or 0.3% and with unfavorable foreign currency translation of $0.9 million or 0.2% partially offsetting the increase. Operating margin decreased to 5.8% of net sales from 6.2% for the prior year quarter largely driven by increases in SD&A expenses. Net income of $20.9 million declined 1.2% compared to the prior year quarter. Shareholders' equity was $646.2 million at December 31, 2011 up from the June 30, 2011 level of $633.6 million. The current ratio was 3.1 to 1 at December 31, 2011 and 2.9 to 1 at June 30, 2011. Since November 30, 2010, we have had no borrowings outstanding under our existing credit facilities.

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

These indices showed continued improvement in the industrial economy during the second quarter of fiscal 2012.  The MCU for December 2011 was 75.9, compared to 75.1 in September 2011 and 74.4 in June 2011.  The ISM PMI was 53.9 in December 2011 versus 51.6 in September 2011 and 55.3 in June 2011. While the index is still above 50, it is down from its year-long high of 61.4 in February 2011.  We believe that the U.S. industrial economy has settled into a moderate pace of growth which will continue throughout fiscal 2012.

The number of Company associates was 4,682 at December 31, 2011, 4,640 at June 30, 2011, and 4,655 at December 31, 2010. The number of operating facilities totaled 475 at December 31, 2011 and 473 at December 31, 2010.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended December 31, 2011 and 2010

The following table is included to aid in review of Applied's condensed statements of consolidated income. The percent increase (decrease) column represents the change in dollars compared to the same period in the prior year.

	Three Months Ended December 31,
			Percent
	As a Percent of Net Sales		Increase
	2011	2010	(Decrease)
Net Sales	100.0%	100.0%	7.7%
Gross Profit	27.3%	27.2%	7.8%
Selling, Distribution & Administrative	21.4%	21.0%	9.8%
Operating Income	5.8%	6.2%	0.8%
Net Income	3.7%	4.0%	(1.2)%

During the quarter ended December 31, 2011, net sales increased $40.9 million or 7.7% compared to the prior year quarter, with acquisitions accounting for $1.5 million or 0.3%, and foreign currency translation unfavorably reducing sales by $0.9 million or 0.2%. There were 61 selling days in both the 2011 and 2010 quarters.

Net sales from our Service Center Based Distribution segment, which is heavily focused on the MRO market, increased $32.2 million or 7.5% during the quarter from the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $1.5 million, or 0.4%.

Net sales from our Fluid Power Businesses segment, which is heavily focused on the OEM market, increased $8.7 million or 8.4% during the quarter from the same period in the prior year, primarily attributed to improvements in the industrial economy.

Improvements in the industrial economy helped drive sales increases in all of the geographic areas of the Company. Sales in our U.S. operations were up $27.3 million or 6.0%, with acquisitions accounting for $1.0 million or 0.2% of the U.S. increase. Sales from our Canadian operations increased $10.2 million or 16.1%. This increase includes $0.5 million from acquisitions and $0.4 million due to favorable foreign currency translation. Sales from our Mexican operations increased $3.4 million or 22.6%, despite unfavorable foreign currency translation of $1.3 million.

During the quarter ended December 31, 2011, industrial products and fluid power products accounted for 70.9% and 29.1%, respectively, of net sales as compared to 71.4% and 28.6%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter increased to 27.3% compared to the prior year quarter's 27.2%. The improvement can be largely attributed to increased contribution from our U.S. service center point-of-sale margins, higher purchasing incentives, and lower scrap expense. These favorable impacts offset the non-recurrence of favorable LIFO benefits recorded in the second quarter of fiscal 2011.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.4% of net sales in the quarter ended December 31, 2011 compared to 21.0% in the prior year quarter. On an absolute basis, SD&A increased $10.9 million or 9.8% compared to the prior year quarter. The ERP project expenses were $4.2 million in the quarter ($3.5 million above the prior year quarter) and acquisitions added $0.5 million. Additionally, the Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. As a result, we incurred a curtailment loss of $3.1 million in the second quarter of fiscal 2012. Also increasing expenses were one time costs associated with our CEO transition of $1.3 million.

Operating income was up $0.3 million, but as a percent of sales decreased to 5.8% from 6.2% during the prior year quarter. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.4% in the current

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

year quarter, from 5.9% in the prior year quarter due to improved operating leverage on sales increases. The Fluid Power Businesses operating margins decreased to 9.1% in the current year quarter from 9.6% in the prior year quarter. This reduction can be attributed to lower sales volume in one of its businesses. Higher SD&A expenses including ERP project expenses, a curtailment loss, and CEO transition related expenses contributed to the decline in total company operating income.

Interest, net, is down $0.4 million due to repayment in the first half of fiscal 2011 of all borrowings under our credit facilities.

Other expense was $0.8 million in the quarter driven by foreign currency transaction losses of $1.0 million ($0.9 million of which are unrealized). These losses were partially offset by $0.4 million of unrealized gains on investments held by non-qualified deferred compensation trusts.

The effective income tax rate was 35.7% for the quarter ended December 31, 2011 compared to 35.8% for the quarter ended December 31, 2010. In the second quarter of fiscal 2011, we reversed a valuation allowance which reduced the effective income tax rate by 4%. This was partially offset by accrual of U.S. income taxes on Canadian subsidiaries' earnings which increased last year's second quarter effective tax rate by 2.3%. These items did not recur in fiscal 2012. The rate this quarter is impacted by a larger portion of pretax income coming from foreign jurisdictions taxed at lower rates, as well as lower effective state tax rates.

As a result of the factors addressed above, net income decreased $0.3 million or 1.2% compared to the prior year quarter. Net income per share was $0.49 per share for the quarter ended December 31, 2011, compared to $0.49 in the prior year quarter.

Six Months Ended December 31, 2011 and 2010

The following table is included to aid in review of Applied's condensed statements of consolidated income. The percent increase (decrease) column represents the change in dollars compared to the same period in the prior year.

	Six Months Ended December 31,
			Percent
	As a Percent of Net Sales		Increase
	2011	2010	(Decrease)
Net Sales	100.0%	100.0%	8.8%
Gross Profit	27.3%	27.2%	9.3%
Selling, Distribution & Administrative	20.7%	20.8%	8.3%
Operating Income	6.7%	6.4%	12.7%
Net Income	4.1%	4.0%	12.8%

During the six months ended December 31, 2011, net sales increased $93.0 million or 8.8% compared to the same period in the prior year, with acquisitions accounting for $8.3 million or 0.8%, and favorable foreign currency translation adding $5.0 million or 0.5%. There were 125 selling days in both 2011 and 2010.

Net sales from our Service Center Based Distribution segment, which is heavily focused on the MRO market, increased $72.1 million or 8.5% during the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $8.3 million, or 1.0%.

Net sales from our Fluid Power Businesses segment, which is heavily focused on the OEM market, increased $20.9 million or 10.1% during the six months ended December 31, 2011 from the same period in the prior year, primarily attributed to improvements in the industrial economy.

Improvements in the industrial economy helped drive sales increases in all of the geographic areas of the Company. Sales in our U.S. operations were up $55.4 million or 6.1%, with acquisitions accounting for $3.8 million or 0.4% of the U.S. increase. Sales from our Canadian operations increased $29.7 million or 25.3%. This increase includes $5.0 million due to favorable foreign currency translation and $4.4 million from acquisitions. Sales from our Mexican operations increased $7.9 million or 26.8%, with a minimal year-to-date foreign currency translation impact.

During the six months ended December 31, 2011, industrial products and fluid power products accounted for 70.7% and 29.3%, respectively, of net sales as compared to 71.4% and 28.6%, respectively, for the same period in the prior year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our gross profit margin for the period increased to 27.3% compared to the prior year period's 27.2%. The improvement can be largely attributed to increased contribution from our U.S. service center point-of-sale margins, higher purchasing incentives, and lower scrap expense. These favorable impacts offset the non-recurrence of favorable LIFO benefits recorded in the prior year.

SD&A was 20.7% of net sales in the six months ended December 31, 2011 compared to 20.8% in the prior year period. On an absolute basis, SD&A increased $18.1 million or 8.3% compared to the prior period. The ERP project expenses were $8.0 million in the six months ended December 31, 2011 ($7.2 million above the prior year period) and acquisitions added $3.2 million. Additionally, the Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the SERP effective December 31, 2011. As a result, we incurred a curtailment loss of $3.1 million in the second quarter of fiscal 2012. Also unfavorably increasing expenses were one time expenses associated with our CEO transition of $1.4 million.

Operating income increased $8.7 million to 6.7% during the period compared to 6.4% during the prior year period. Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.4% in the current year period, from 6.0% in the prior year period. The Fluid Power Businesses operating margins increased to 9.4% in the current year period from 9.3% in the prior year period. These increases as compared to the prior year period reflect improved operating leverage on the increases in sales, although the Fluid Power Businesses segment is experiencing some sales volume declines in one of its businesses.

Interest, net, is down $1.5 million due to repayment in the first half of fiscal 2011 of all borrowings under our credit facilities.

Other expense was $2.7 million in the period and included $1.6 million of foreign currency transaction losses ($1.4 million of which are unrealized) and $1.0 million of unrealized losses on investments held by non-qualified deferred compensation trusts.

The effective income tax rate was 35.9% for the six months ended December 31, 2011 compared to 37.5% for the same period in the prior year. In fiscal 2011, we accrued U.S. income taxes on Canadian subsidiaries' earnings which increased the effective tax rate; this was partially offset by reversal of a valuation allowance in the second quarter of fiscal 2011. These items did not recur in fiscal 2012. The rate this year is impacted by a larger portion of pretax income coming from foreign jurisdictions taxed at lower rates, as well as lower effective state tax rates.

As a result of the factors addressed above, net income increased $5.4 million or 12.8% compared to the prior year period. Net income per share was $1.11 per share for the six months ended December 31, 2011, compared to $0.97 in the prior year quarter.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2011, we have no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at December 31, 2011 was $411.0 million, compared to $404.2 million at June 30, 2011. The current ratio was 3.1 to 1 at December 31, 2011 and 2.9 to 1 at June 30, 2011.

The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the SERP effective December 31, 2011. This reduced postemployment benefits by $8.9 million and deferred tax assets by $3.4 million in the condensed consolidated balance sheet.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2011	2010
Operating Activities	$30,216	$19,966
Investing Activities	(14,282)	(41,419)
Financing Activities	(34,344)	(101,058)
Exchange Rate Effect	(2,170)	649
Decrease in Cash and Cash Equivalents	$(20,580)	$(121,862)

Improved net income generated approximately half of the increase in net cash provided by operating activities over the prior year with quarterly variability in working capital contributing the rest.

Net cash used in investing activities during the current year was $14.3 million; $14.0 million was used for capital expenditures and $1.2 million for acquisitions. These uses of cash were partially offset by $1.0 million of proceeds from property sales. In the six months ended December 31, 2010, we used $41.4 million; $27.7 million was used for acquisitions and $13.8 million for capital expenditures.

Net cash used in financing activities was $34.3 million for the six months ended December 31, 2011. We used $19.0 million to repurchase 664,100 shares of treasury stock and $16.1 million to pay dividends. In the first half of fiscal 2011, financing activities used $101.1 million of cash; we repaid $50.0 million under our revolving credit facility, $25.0 million under our private placement debt and $12.8 million related to the associated cross-currency swaps. Additionally, we paid dividends of $14.4 million. The increase in the dividend payments relates to our increased dividend rate to $0.19 per share versus $0.17 per share in the prior year quarter.

ERP Project
In the second quarter of fiscal 2011, Applied commenced its ERP project to transform the Company's technology platforms and enhance its business information and transaction systems for future growth. We expect the total implementation spend related to this project will be in the upper end of our previously stated range of $70.0 million to $75.0 million over a three to four year period. In fiscal 2011, project spend totaled $21.1 million ($12.5 million capital and $8.6 million expense). During the current quarter, spending on the project totaled $9.0 million ($4.8 million capital and $4.2 million expense). On a year-to-date basis, spending on the project for fiscal 2012 totaled $18.5 million ($10.5 million capital and $8.0 million expense). We expect spending in fiscal year 2012 to reach $36.0 million to $40.5 million ($19.0 million to $21.5 million capital and $17.0 million to $19.0 million expense). We have deployed our solution in a portion of our Canadian operations and are preparing for further deployments in Canada during this fiscal year. U.S. deployments are planned for fiscal 2013 and 2014.

Share Repurchases
In October 2011, the Board of Directors authorized the repurchase of 1.5 million shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 24,100 shares of treasury stock on the open market in the three months ended December 31, 2011 for $0.8 million under this new authorization. At December 31, 2011, we had authorization to repurchase an additional 1,475,900 shares. Through the six months ended December 31, 2011, we acquired 664,100 shares of treasury stock on the open market for $19.0 million.

Borrowing Arrangements
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012, which we intend to renew. There are no borrowings outstanding under this facility at December 31, 2011. At December 31, 2011, unused lines under this facility, net of outstanding letters of credit, total $143.1 million and are available to fund future acquisitions or other capital and operating requirements.

We also have an uncommitted long-term financing shelf facility which expires in February 2013 and enables us to borrow up to $100.0 million with terms of up to fifteen years. At December 31, 2011, there were no outstanding borrowings under this agreement.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Statement Under Private Securities Litigation Reform Act

Management's Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers, such as "guidance," "expect," "believe," "plan," "intend," "will," "should," "could," "would," "anticipate," "estimate," "forecast," "may," and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

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

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2011.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

During the second quarter of fiscal 2012, there were no changes in the Company's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is a party to pending legal proceedings with respect to various product liability, negligence, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of possible loss, the Company believes, based on circumstances currently known, that the likelihood is remote that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases in the quarter ended December 31, 2011 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 to October 31, 2011	—	—	—	1,500,000
November 1, 2011 to November 30, 2011	400	33.87	400	1,499,600
December 1, 2011 to December 31, 2011	23,700	33.62	23,700	1,475,900
Total	24,100	33.63	24,100	1,475,900

(1)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company's common stock. The Company publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions.

ITEM 6.	Exhibits

Exhibit No.	Description
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

10.1	Offer of Employment dated October 14, 2011 for Neil A. Schrimsher (filed as Exhibit 10.1 to the Company's Form 8-K dated October 17, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.2	General Terms for Annual Incentive Plan for Neil A. Schrimsher (filed as Exhibit 10.1 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.3	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.4	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.5
Terms and Conditions for Inducement Restricted Stock Units Award for Neil A. Schrimsher (filed as Exhibit 10.4 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.6
Terms and Conditions for Inducement Stock Appreciation Rights Award for Neil A. Schrimsher (filed as Exhibit 10.5 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.7
First Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to the Company's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.8
Applied Industrial Technologies, Inc. Key Executive Restoration Plan (Effective January 1, 2012) and List of Participants (filed as Exhibit 10.2 to the Company's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date: February 2, 2012	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
Chief Executive Officer

Date: February 2, 2012	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer

APPLIED INDUSTRIAL TECHNOLOGIES, INC.

EXHIBIT INDEX
TO FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2011

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

10.1	Offer of Employment dated October 14, 2011 for Neil A. Schrimsher (filed as Exhibit 10.1 to the Company's Form 8-K dated October 17, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.2	General Terms for Annual Incentive Plan for Neil A. Schrimsher (filed as Exhibit 10.1 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.3	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.4	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.5
Terms and Conditions for Inducement Restricted Stock Units Award for Neil A. Schrimsher (filed as Exhibit 10.4 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.6
Terms and Conditions for Inducement Stock Appreciation Rights Award for Neil A. Schrimsher (filed as Exhibit 10.5 to the Company's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.7
First Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to the Company's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

10.8
Applied Industrial Technologies, Inc. Key Executive Restoration Plan (Effective January 1, 2012) and List of Participants (filed as Exhibit 10.2 to the Company's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

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