Form 10-Q
period 2012-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2012-05-02
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2012
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
There were 42,197,088 (no par value) shares of common stock outstanding on April 13, 2012.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net Sales	$605,461	$565,970	$1,755,432	$1,622,988
Cost of Sales	437,848	409,404	1,273,646	1,179,021
Gross Profit	167,613	156,566	481,786	443,967
Selling, Distribution and Administrative, including depreciation	125,594	118,365	363,165	337,819
Operating Income	42,019	38,201	118,621	106,148
Interest Expense, net	54	52	111	1,634
Other (Income) Expense, net	(1,887)	(2,645)	823	(3,409)
Income Before Income Taxes	43,852	40,794	117,687	107,923
Income Tax Expense	14,434	14,258	40,952	39,439
Net Income	$29,418	$26,536	$76,735	$68,484
Net Income Per Share - Basic	$0.70	$0.63	$1.82	$1.61
Net Income Per Share - Diluted	$0.69	$0.61	$1.79	$1.58
Cash dividends per common share	$0.21	$0.17	$0.59	$0.51
Weighted average common shares outstanding for basic computation	42,109	42,446	42,157	42,409
Dilutive effect of potential common shares	670	893	681	845
Weighted average common shares outstanding for diluted computation	42,779	43,339	42,838	43,254
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2012	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$79,408	$91,092
Accounts receivable, less allowances of $8,570 and $7,016	307,660	290,751
Inventories	230,035	204,066
Other current assets	31,897	33,005
Total current assets	649,000	618,914
Property, less accumulated depreciation of $147,944 and $143,930	78,464	69,014
Intangibles, net	88,768	89,551
Goodwill	84,690	76,981
Deferred tax assets	34,752	43,447
Other assets	18,662	17,024
TOTAL ASSETS	$954,336	$914,931
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$124,614	$108,509
Compensation and related benefits	56,234	65,413
Other current liabilities	44,847	40,766
Total current liabilities	225,695	214,688
Postemployment benefits	35,274	47,730
Other liabilities	21,158	18,950
TOTAL LIABILITIES	282,127	281,368
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	149,943	148,307
Income retained for use in the business	720,202	668,421
Treasury shares—at cost (12,017 and 11,611 shares)	(215,394)	(198,224)
Accumulated other comprehensive income	7,458	5,059
TOTAL SHAREHOLDERS’ EQUITY	672,209	633,563
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$954,336	$914,931
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$76,735	$68,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	8,388	8,466
Amortization of intangibles	8,455	8,468
Amortization of stock options and appreciation rights	1,810	2,169
Gain on sale of property	(626)	(687)
Other share-based compensation expense	3,470	3,103
Changes in assets and liabilities, net of acquisitions	(39,625)	(29,275)
Other, net	3,364	3,254
Net Cash provided by Operating Activities	61,971	63,982
Cash Flows from Investing Activities
Property purchases	(18,295)	(16,446)
Proceeds from property sales	1,209	1,079
Net cash paid for acquisition of businesses, net of cash acquired	(14,297)	(27,739)
Other		1,722
Net Cash used in Investing Activities	(31,383)	(41,384)
Cash Flows from Financing Activities
Repayments under revolving credit facility		(50,000)
Long-term debt repayment		(25,000)
Settlements of cross-currency swap agreements		(12,752)
Purchases of treasury shares	(18,990)	(4,491)
Dividends paid	(24,939)	(21,649)
Excess tax benefits from share-based compensation	2,263	1,250
Exercise of stock options and appreciation rights	324	477
Net Cash used in Financing Activities	(41,342)	(112,165)
Effect of Exchange Rate Changes on Cash	(930)	2,349
Decrease in cash and cash equivalents	(11,684)	(87,218)
Cash and cash equivalents at beginning of period	91,092	175,777
Cash and Cash Equivalents at End of Period	$79,408	$88,559

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2012, and the results of its operations for the three and nine month periods ended March 31, 2012 and 2011 and its cash flows for the nine months ended March 31, 2012 and 2011, have been included. The condensed consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Operating results for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2012.

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

During the three and nine month periods ended March 31, 2011, the Company recorded overall LIFO benefits of $356 and $2,480, respectively, and the LIFO reserves were reduced by the same amounts. No comparable benefits were recorded in the three and nine month periods ended March 31, 2012.

2.	BUSINESS COMBINATIONS

During the nine month period ended March 31, 2012, the Company acquired three Canadian distributors to complement and extend its business over a broader geographic area. In August 2011, the Company acquired Chaines-Plus, a distributor of bearings, power transmission and related products. In February 2012, the Company acquired Solutions Industrielles Chicoutimi, which provides bearings, power transmission products and repair services and Spécialités Industrielles Harvey, which distributes bearings and power transmission products, plus hydraulic, pneumatic and electrical components. The acquired businesses are included in the Service Center Based Distribution segment. The results of operations for these acquisitions are not material for any year presented.

3.	GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the Service Center Based Distribution segment for the period ended March 31, 2012 are as follows:

Balance at July 1, 2011	$76,981
Goodwill acquired during the period	8,533
Other, primarily currency translation	(824)
Balance at March 31, 2012	$84,690

At March 31, 2012, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2012	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$85,238	$28,299	$56,939
Trade names	25,920	7,066	18,854
Vendor relationships	13,887	4,368	9,519
Non-competition agreements	4,897	2,731	2,166
Total Finite-Lived Intangibles	129,942	42,464	87,478
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$131,232	$42,464	$88,768

June 30, 2011	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$78,084	$23,111	$54,973
Trade names	25,944	5,666	20,278
Vendor relationships	14,211	3,696	10,515
Non-competition agreements	5,127	2,632	2,495
Total Finite-Lived Intangibles	123,366	35,105	88,261
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$124,656	$35,105	$89,551

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During 2012, the Company acquired intangible assets with an initial purchase price allocation and weighted-average life as follows:

	Purchase Price Allocation	Weighted-Average Life
Customer relationships	$7,715	15 years
Trade names	260	2 years
Non-competition agreements	430	2 years
Total Intangibles Acquired	$8,405	14 years

Estimated future amortization expense by fiscal year (based on the Company’s intangible assets as of March 31, 2012) is as follows: $2,800 for the remainder of 2012, $11,300 for 2013, $9,900 for 2014, $9,000 for 2015, $8,300 for 2016 and $7,700 for 2017.

4.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2012 and June 30, 2011 totaled $10,583 and $10,881. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets and their fair values were derived using quoted market prices (Level 1 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.	SHAREHOLDERS' EQUITY

Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2012	2011
Net income	$29,418	$26,536
Other comprehensive income (loss):
Foreign currency translation adjustment	5,912	7,037
Unrealized gain (loss) on investment securities available for sale, net of income tax of $25 and $(103)	44	(170)
Postemployment Benefits: Reclassification of actuarial losses and prior service cost into selling, distribution and administrative expense (included in net periodic pension costs), net of income tax of $20 and $213	75	341
Total comprehensive income	$35,449	$33,744

	Nine Months Ended March 31,
	2012	2011
Net income	$76,735	$68,484
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,247)	8,328
Unrealized loss on investment securities available for sale, net of income tax of $(39) and $(35)	(67)	(66)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into selling, distribution and administrative expense (included in net periodic pension costs), net of income tax of $380 and $560	649	1,101
Actuarial loss on remeasurement, net of income tax of $(190)	(302)
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to the plan curtailment, net of income tax of $3,411	5,449
Reclassification of prior service cost into selling, distribution and administrative expense upon plan curtailment, net of income tax of $1,200	1,917
Cash flow hedging activity, net of income tax of $(82)		(184)
Reclassification of interest expense into income, net of income tax of $116		200
Total comprehensive income	$79,134	$77,863
Antidilutive Common Stock Equivalents
In the three and nine month periods ended March 31, 2012 and 2011, respectively, stock options and stock appreciation rights related to the acquisition of 112 and 127 shares of common stock in the three month periods and 263 and 322 shares of common stock in the nine month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

6.	BENEFIT PLANS

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
The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31, 2012	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$17	$115	$7	$10
Interest cost	436	565	59	59
Expected return on plan assets	(99)	(97)
Recognized net actuarial loss (gain)	57	362	(18)	(21)
Amortization of prior service cost	21	178	35	35
Net periodic cost	$432	$1,123	$83	$83

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31, 2012	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$271	$345	$22	$30
Interest cost	1,612	1,694	177	177
Expected return on plan assets	(297)	(289)
Recognized net actuarial loss (gain)	586	1,086	(54)	(63)
Amortization of prior service cost	391	533	105	104
Recognition of prior service cost upon plan curtailment	3,117
Net periodic cost	$5,680	$3,369	$250	$248

The Company contributed $570 to its pension benefit plans and $139 to its retiree health care plans in the nine months ended March 31, 2012. Expected contributions for the remainder of fiscal 2012 are $3,650 for the pension benefit plans to fund scheduled retirement payments and $100 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,021 and $4,630, in the three months ended March 31, 2012 and 2011, respectively, and $12,976 and $13,228 in the nine months ended March 31, 2012 and 2011, respectively, have been eliminated in the tables below.
Segment Financial Information for the three months ended:

	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2012
Net sales	$486,808	$118,653	$605,461
Operating income for reportable segments	35,910	10,491	46,401
Depreciation and amortization of property	2,355	435	2,790
Capital expenditures	3,628	645	4,273
March 31, 2011
Net sales	$451,982	$113,988	$565,970
Operating income for reportable segments	32,275	11,244	43,519
Depreciation and amortization of property	2,447	523	2,970
Capital expenditures	2,159	484	2,643

Segment Financial Information for the nine months ended:

	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2012
Net sales	$1,408,980	$346,452	$1,755,432
Operating income for reportable segments	94,584	31,878	126,462
Assets used in the business	725,735	228,601	954,336
Depreciation and amortization of property	7,007	1,381	8,388
Capital expenditures	16,974	1,321	18,295
March 31, 2011
Net sales	$1,302,096	$320,892	$1,622,988
Operating income for reportable segments	83,631	30,553	114,184
Assets used in the business	676,921	214,937	891,858
Depreciation and amortization of property	6,910	1,556	8,466
Capital expenditures	15,707	739	16,446

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Operating income for reportable segments	$46,401	$43,519	$126,462	$114,184
Adjustment for:
Intangible amortization—Service Center Based Distribution	1,009	789	2,727	2,475
Intangible amortization—Fluid Power Businesses	1,902	2,001	5,728	5,993
Corporate and other expense (income), net	1,471	2,528	(614)	(432)
Total operating income	42,019	38,201	118,621	106,148
Interest expense, net	54	52	111	1,634
Other (income) expense, net	(1,887)	(2,645)	823	(3,409)
Income before income taxes	$43,852	$40,794	$117,687	$107,923

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

Net sales are presented in geographic areas based on the location of the company making the sale and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Geographic Areas:
United States	$522,870	$487,777	$1,488,520	$1,398,020
Canada	65,316	63,717	212,391	181,127
Mexico	17,275	14,476	54,521	43,841
Total	$605,461	$565,970	$1,755,432	$1,622,988

8.	OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Unrealized gain on assets held in rabbi trust for a nonqualified deferred compensation plan	$(1,249)	$(473)	$(244)	$(1,978)
Benefit from payouts on corporate-owned life insurance policies	—	(1,722)	—	(1,722)
Foreign currency transaction (gains) losses	(385)	(333)	1,171	(184)
Loss on cross-currency swap	—	—	—	368
Other, net	(253)	(117)	(104)	107
Total other (income) expense, net	$(1,887)	$(2,645)	$823	$(3,409)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

9.     SUBSEQUENT EVENT

On April 25, 2012, the Company announced a definitive agreement to acquire SKF's company-owned distribution businesses in Australia and New Zealand. The acquisition is expected to be completed by July 1, 2012. The Company intends to fund the acquisition from its available cash. Results of operations acquired will be included in the Company's results of operations from the date of closing.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed statements of consolidated income for the three-month and nine-month periods ended March 31, 2012 and 2011, and of consolidated cash flows for the nine-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
May 2, 2012

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO, OEM and Government markets. Applied is an authorized source for a diverse range of products, including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products.  The Company also provides customized shop services for mechanical, fabricated rubber and fluid power products, as well as services to meet storeroom management and maintenance training needs. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2012, business was conducted in the United States, Canada, Mexico and Puerto Rico from 477 facilities.

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

Overview
Consolidated net sales for the quarter ended March 31, 2012 increased $39.5 million or 7.0% compared to the prior year quarter, with acquisitions contributing $3.0 million or 0.5% and with unfavorable foreign currency translation of $2.5 million or 0.4% partially offsetting the increase. Operating margin increased to 6.9% of net sales from 6.7% for the prior year quarter largely driven by the impact of higher sales volumes. Net income of $29.4 million increased 10.9% compared to the prior year quarter. Shareholders' equity was $672.2 million at March 31, 2012 up from the June 30, 2011 level of $633.6 million. The current ratio was 2.9 to 1 at March 31, 2012 and at June 30, 2011. Since November 30, 2010, we have had no borrowings outstanding under our credit facilities.

Applied monitors several economic indices that have been key indicators for industrial economic activity in the United States. These include the Industrial Production and Manufacturing Capacity Utilization (MCU) indices published by the Federal Reserve Board and the Purchasing Managers Index (PMI) published by the Institute for Supply Management (ISM). Historically, our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery and require replacement parts. Our sales tend to lag the MCU by up to six months.

These indices showed continued moderate growth in the industrial economy during the third quarter of fiscal 2012. In the March quarter, Industrial Production rose at an annual rate of 5.4%. The MCU for March was 77.8, up from the December 2011 reading of 76.7. The ISM PMI averaged 53.3 in the March quarter, a modest improvement from 52.4 in the December quarter, and holding above 50 (its expansionary threshold). Based upon these indices, we believe that the U.S. industrial economy is performing well.

The number of Company associates was 4,645 at March 31, 2012, 4,640 at June 30, 2011, and 4,639 at March 31, 2011. The number of operating facilities totaled 477 at March 31, 2012 and 474 at June 30, 2011.

Results of Operations

Three Months Ended March 31, 2012 and 2011

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period % Increase
	As a Percent of Net Sales
	2012	2011
Net Sales	100.0%	100.0%	7.0%
Gross Profit	27.7%	27.7%	7.1%
Selling, Distribution & Administrative	20.7%	20.9%	6.1%
Operating Income	6.9%	6.7%	10.0%
Net Income	4.9%	4.7%	10.9%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the quarter ended March 31, 2012, net sales increased $39.5 million or 7.0% compared to the prior year quarter, with acquisitions accounting for $3.0 million or 0.5%, and foreign currency translation unfavorably reducing sales by $2.5 million or 0.4%. There were 64 selling days in both the 2012 and 2011 quarters.

Net sales from our Service Center Based Distribution segment, which is heavily focused on the MRO market, increased $34.8 million or 7.7% during the quarter from the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $3.0 million or 0.7%.

Net sales from our Fluid Power Businesses segment, which is heavily focused on the OEM market, increased $4.7 million or 4.1% during the quarter from the same period in the prior year, primarily attributed to improvements in the industrial economy.

Improvements in the industrial economy helped drive sales increases in all of the geographic areas of the Company. Sales in our U.S. operations were up $35.1 million or 7.2%, with acquisitions accounting for $1.2 million or 0.3% of the U.S. increase. Sales from our Canadian operations increased $1.6 million or 2.5%, with acquisitions adding $1.8 million and unfavorable foreign currency translation reducing Canadian sales by $0.9 million. Sales from our Mexican operations increased $2.8 million or 19.3%, despite unfavorable foreign currency translation of $1.6 million.

During the quarter ended March 31, 2012, industrial products and fluid power products accounted for 71.1% and 28.9%, respectively, of net sales as compared to 70.2% and 29.8%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 27.7%, the same level as the third quarter of fiscal 2011.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 20.7% of net sales in the quarter ended March 31, 2012 compared to 20.9% in the prior year quarter. On an absolute basis, SD&A increased $7.2 million or 6.1% compared to the prior year quarter. The ERP project expenses were $5.9 million in the quarter ($2.9 million above the prior year quarter) and acquisitions added $0.9 million.

Operating income increased 10.0% or $3.8 million, and as a percent of sales increased to 6.9% from 6.7% during the prior year quarter. The quarterly increase in operating income primarily reflects the items highlighted above; higher sales levels and the associated impact of leverage on the sales increase as we lowered our SD&A as a percent of sales to 20.7% versus 20.9% in the third quarter of fiscal 2011.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 7.4% in the current year quarter, from 7.1% in the prior year quarter. This increase is attributable to higher sales levels without a commensurate increase in SD&A (representing 0.3% of the improvement) as gross margins were comparable quarter over quarter.

The Fluid Power Businesses operating margins decreased to 8.8% in the current year quarter from 9.9% in the prior year quarter. This reduction is attributable to higher operating expenses as a percent of sales driven in part by incremental ERP expenses (representing 0.7% of the reduction) and lower net gross profit margins primarily from one vertical market within one of our Fluid Power Businesses (representing 0.4% of the reduction).

Other income was $1.9 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million and net favorable foreign currency transaction gains of $0.4 million. In the third quarter of fiscal 2011, we recognized a $1.7 million gain from death benefits received under two life insurance policies.

The effective income tax rate was 32.9% for the quarter ended March 31, 2012 compared to 35.0% for the quarter ended March 31, 2011. The impact of lower effective tax rates in foreign jurisdictions favorably reduced our rate when compared to the U.S. federal statutory rate by 2.6% in the quarter. Further reducing our rate were certain discrete items recorded ($0.4 million or a reduction of 0.9%) and a permanent dividend deduction benefit ($0.2 million or 0.5%) in the quarter. These reductions compared to the federal rate were partially offset by the impact of state and local taxes which increased the rate by 2.1%. We expect our full year tax rate to be approximately 35.0%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In the third quarter of fiscal 2011, we accrued U.S. income taxes on Canadian subsidiaries' earnings which increased the fiscal 2011 third quarter effective tax rate. Decreasing the rate were discrete items which included non-taxable life insurance benefits and certain U.S. tax credits and deductions.

As a result of the factors addressed above, net income increased $2.9 million or 10.9% compared to the prior year quarter. Net income per share was $0.69 per share for the quarter ended March 31, 2012, compared to $0.61 in the prior year quarter.

Nine Months Ended March 31, 2012 and 2011

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period % Increase
	As a Percent of Net Sales
	2012	2011
Net Sales	100.0%	100.0%	8.2%
Gross Profit	27.4%	27.4%	8.5%
Selling, Distribution & Administrative	20.7%	20.8%	7.5%
Operating Income	6.8%	6.5%	11.8%
Net Income	4.4%	4.2%	12.0%

During the nine months ended March 31, 2012, net sales increased $132.4 million or 8.2% compared to the same period in the prior year, with acquisitions accounting for $11.3 million or 0.6%, and favorable foreign currency translation adding $2.3 million or 0.1%. There were 189 selling days in both 2012 and 2011.

Net sales from our Service Center Based Distribution segment, which is heavily focused on the MRO market, increased $106.9 million or 8.2% during the nine months ended March 31, 2012 from the same period in the prior year, primarily attributed to improvement in the industrial economy. Acquisitions within this segment increased sales by $11.3 million or 0.9%.

Net sales from our Fluid Power Businesses segment, which is heavily focused on the OEM market, increased $25.6 million or 8.0% during the nine months ended March 31, 2012 from the same period in the prior year, primarily attributed to improvements in the industrial economy.

Improvements in the industrial economy helped drive sales increases in all of the geographic areas of the Company. Sales in our U.S. operations were up $90.5 million or 6.5%, with acquisitions accounting for $5.1 million or 0.4% of the U.S. increase. Sales from our Canadian operations increased $31.3 million or 17.3%. This increase includes $6.2 million from acquisitions and $3.9 million due to favorable foreign currency translation. Sales from our Mexican operations increased $10.7 million or 24.4%, with $1.6 million of unfavorable year-to-date foreign currency translation.

During the nine months ended March 31, 2012, industrial products and fluid power products accounted for 70.9% and 29.1%, respectively, of net sales as compared to 70.7% and 29.3%, respectively, for the same period in the prior year.

Our gross profit margin for the period was 27.4%, consistent with the prior year period's rate. Positive impacts as a result of higher supplier purchasing incentives offset LIFO benefits recognized in the prior year ($2.5 million or 0.2%) which did not recur in the current year.

SD&A was 20.7% of net sales in the nine months ended March 31, 2012 compared to 20.8% in the prior year period. On an absolute basis, SD&A increased $25.3 million or 7.5% compared to the prior period. ERP project expenses were $13.9 million in the nine months ended March 31, 2012 ($10.1 million above the prior year period) and SD&A of businesses acquired accounted for a $4.1 million increase in SD&A. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the SERP effective December 31, 2011. This action constitutes a plan curtailment. As a result, we recognized $3.1 million in prior service costs upon curtailment of the plan in the second quarter of fiscal 2012. Also we incurred one time expenses associated with our CEO transition of $1.4 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating income increased $12.5 million to 6.8% during the period compared to 6.5% during the prior year period. The increase in operating income primarily reflects the items highlighted above; higher sales levels and the associated impact of leverage on the sales increase as we lowered our SD&A as a percent of sales to 20.7% versus 20.8% in the prior year period.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.7% in the current year period, from 6.4% in the prior year period. This increase is attributable to higher sales levels without a commensurate increase in SD&A (representing 0.2% of the improvement); gross margins were up slightly.

The Fluid Power Businesses operating margins decreased to 9.2% in the current year period from 9.5% in the prior year period. This reduction is attributable to lower net gross profit margins primarily from one vertical market within one of our Fluid Power Businesses (representing 0.4% of the reduction).

Interest, net, is down $1.5 million due to repayment in the first half of fiscal 2011 of all borrowings under our credit facilities.

Other expense was $0.8 million in the period and included $1.2 million of net foreign currency transaction losses. Fiscal 2011 included a $1.7 million gain from death benefits received under two life insurance policies and $2.0 million of unrealized gains on investments held by non-qualified deferred compensation trusts.

The effective income tax rate was 34.8% for the nine months ended March 31, 2012 compared to 36.5% for the same period in the prior year. The impact of lower effective tax rates and higher income in foreign jurisdictions favorably reduced our rate when compared to the U.S. federal statutory rate by 1.8% on a year-to-date basis. Further reducing our rate is a permanent dividend deduction benefit of 0.5%, and certain U.S. tax credits and deductions of 0.3%. These reductions compared to the federal rate were partially offset by the impact of state and local taxes which increased the rate by 2.4%. We expect our full year tax rate to be approximately 35.0%.

Year-to-date in fiscal 2011, we accrued U.S. income taxes on Canadian subsidiaries' earnings which increased the effective tax rate; this was partially offset by reversal of a valuation allowance in the second quarter and non-taxable life insurance benefits in the third quarter of fiscal 2011. These items did not recur in fiscal 2012.

As a result of the factors addressed above, net income increased $8.3 million or 12.0% compared to the prior year period. Net income per share was $1.79 per share for the nine months ended March 31, 2012, compared to $1.58 in the prior year period.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2012, we have no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at March 31, 2012 was $423.3 million, compared to $404.2 million at June 30, 2011. The current ratio was 2.9 to 1 at March 31, 2012 and at June 30, 2011.

The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the SERP effective December 31, 2011. This action constitutes a plan curtailment, resulting in a reduction of postemployment benefits of $8.9 million and deferred tax assets of $3.4 million in the condensed consolidated balance sheet.

On April 25, 2012, the Company announced a definitive agreement to acquire SKF's company-owned distribution businesses in Australia and New Zealand. The acquisition is expected to be completed by July 1, 2012. The Company intends to fund the acquisition from its available cash.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine-Months Ended March 31,
Net Cash Provided by (Used in):	2012	2011
Operating Activities	$61,971	$63,982
Investing Activities	(31,383)	(41,384)
Financing Activities	(41,342)	(112,165)
Exchange Rate Effect	(930)	2,349
Decrease in Cash and Cash Equivalents	$(11,684)	$(87,218)

Improved net income generated $8.3 million of operating cash flow which was more than offset by investments in working capital.

Net cash used in investing activities during the current year was $31.4 million; $18.3 million was used for capital expenditures (including capitalized costs associated with our ERP project) and $14.3 million for acquisitions. These uses of cash were partially offset by $1.2 million of proceeds from property sales. In the nine months ended March 31, 2011, investing activities used $41.4 million including $27.7 million for acquisitions and $16.4 million for capital expenditures. Partially offseting these uses of cash was receipt of $2.8 million related to life insurance death benefits and property sales.

Net cash used in financing activities was $41.3 million for the nine months ended March 31, 2012. We used $24.9 million to pay dividends and $19.0 million to repurchase 664,100 shares of treasury stock. In the prior year, financing activities used $112.2 million of cash; we repaid $50.0 million under our revolving credit facility, $25.0 million under our private placement debt and $12.8 million related to the associated cross-currency swaps. Additionally, we paid dividends of $21.6 million and repurchased 142,800 shares of treasury stock for $4.5 million. The increase in the dividend payments relates to our dividend rate increases. Through the third quarter of fiscal 2011, we paid dividends at a quarterly rate of $0.17 per share, this was increased to $0.19 per share in the fourth quarter of fiscal 2011 through the second quarter of fiscal 2012 and increased again to $0.21 per share in the third quarter of fiscal 2012.

ERP Project
In the second quarter of fiscal 2011, Applied commenced its ERP project to transform the Company's technology platforms and enhance its business information and transaction systems for future growth. In fiscal 2011, project spend totaled $21.1 million ($12.5 million capital and $8.6 million expense). During the current quarter, spending on the project totaled $7.8 million ($1.9 million capital and $5.9 million expense). On a year-to-date basis, spending on the project for fiscal 2012 totaled $26.3 million ($12.4 million capital and $13.9 million expense). We expect spending in fiscal year 2012 to reach $34.0 million to $36.0 million ($15.0 million to $16.0 million capital and $19.0 million to $20.0 million expense). We have deployed our solution in a portion of our Canadian operations and are preparing for further deployments in Canada this fiscal year. U.S. deployments are planned for fiscal 2013 and 2014.

Share Repurchases
In October 2011, the Board of Directors authorized the repurchase of 1.5 million shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire any shares of treasury stock in the three months ended March 31, 2012. At March 31, 2012, we had authorization to repurchase an additional 1,475,900 shares. Through the nine months ended March 31, 2012, we acquired 664,100 shares of treasury stock for $19.0 million.

Borrowing Arrangements
We have a $150.0 million revolving credit facility with a group of banks expiring in June 2012, which we are in the process of renewing for an additional five year term. There are no borrowings outstanding under this facility at March 31, 2012. At March 31, 2012, unused capacity under this facility, net of outstanding letters of credit, was $143.1 million and is available to fund future acquisitions or other capital and operating requirements.

We also have an uncommitted long-term financing shelf facility which expires in February 2013 and enables us to borrow up to $100.0 million with terms of up to fifteen years. At March 31, 2012, there were no outstanding borrowings under this

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

agreement.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	March 31,	June 30,
	2012	2011
Accounts receivable, gross	$316,230	$297,767
Allowance for doubtful accounts	8,570	7,016
Accounts receivable, net	$307,660	$290,751
Allowance for doubtful accounts, % of gross receivables	2.7%	2.4%

	For the nine months ended March 31,
	2012	2011
Provision for losses on accounts receivable	$2,947	$1,469
Provision as a % of net sales	0.17%	0.09%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 44.3 at March 31, 2012 versus 44.2 at June 30, 2011. Accounts receivable increased 5.8% this year, compared to a 8.2% increase in sales in the nine months ended March 31, 2012. We primarily attribute the increase in DSO to higher sales to large contract accounts.

Less than 3% of our accounts receivable balances are more than 90 days past due. On an overall basis, our provision for losses from uncollected receivables represents 0.17% of our sales in the nine months ended March 31, 2012. Historically, this percentage is around 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at current costs. The annualized inventory turnover for the period ended March 31, 2012 was 4.6 versus 4.7 at June 30, 2011. We believe our inventory turnover ratio in fiscal 2012 will remain similar to the fiscal 2011 levels.

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

During the third quarter of fiscal 2012, there were no changes in the Company's internal controls or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is a party to pending legal proceedings with respect to various product liability, negligence, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of reasonably possible loss, the Company believes, based on circumstances currently known, that the likelihood is remote that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases in the quarter ended March 31, 2012 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2012 to January 31, 2012	0	—	0	1,475,900
February 1, 2012 to February 29, 2012	0	—	0	1,475,900
March 1, 2012 to March 31, 2012	0	—	0	1,475,900
Total	0	—	0	1,475,900

(1)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company's common stock. The Company publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions.

ITEM 5.        Other Information

Richard C. Shaw, Vice President-Communications and Learning, an executive officer of the Company, retired on February 2, 2012.

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

10.1	Restricted Stock Awards Terms and Conditions (Directors) (January 2012 revision).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	May 2, 2012	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
Chief Executive Officer

Date:	May 2, 2012	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer