Form 10-K
period 2012-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2012-08-15
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2011): $1,453,338,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2012
Common Stock, without par value	41,969,194

DOCUMENTS INCORPORATED BY REFERENCE
Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

(1)
Applied Industrial Technologies, Inc. annual report to shareholders for the fiscal year ended June 30, 2012, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K, and

(2)	Applied's proxy statement for the annual meeting of shareholders to be held October 23, 2012, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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

     Applied believes its primary risk factors include, but are not limited to, those identified in “Risk Factors” at Part I, Item 1A, and in “Narrative Description of Business,” at Part I, Item 1, section (c), in this annual report on Form 10-K, as well as in “Management's Discussion and Analysis” in Applied's 2012 annual report to shareholders. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I.

ITEM 1. BUSINESS.

In this annual report on Form 10-K, “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the company” refer to Applied and its subsidiaries.

Applied is a leading industrial distributor in North America and, since August 1, 2012, in Australia and New Zealand, supplying customers in a wide range of industries with products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and other industrial supplies. We provide engineering, design, and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber, and fluid power shop services. We also offer maintenance training and inventory and storeroom management solutions.

We serve customers for both MRO (maintenance, repair, and operations) and OEM (original equipment manufacturing) product applications. We offer technical application support for our products and provide solutions to help customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs.

Applied and its predecessor companies have engaged in this business since 1923. Applied reincorporated in Ohio in 1988.

Our Internet address is www.applied.com. The following documents are available free of charge via hyperlink from the investor relations area of our website:

•
Applied's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports - these documents are posted as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission

•	Applied's Code of Business Ethics

•	Applied's Board of Directors Governance Principles and Practices

•	Applied's Director Independence Standards

•	Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of Applied's Board of Directors

The information available via hyperlink from our website is not incorporated into this annual report on Form 10-K.

(a) General Development of Business.

Information regarding developments in our business can be found in Applied's 2012 annual report to shareholders under the caption “Management's Discussion and Analysis.” This information is incorporated here by reference.

(b) Financial Information about Segments.

We have identified two reportable segments, service center-based distribution and fluid power businesses.

The service center-based distribution segment provides customers with a wide range of industrial products through a network of service centers. The fluid power businesses segment consists of specialized regional companies that distribute fluid power components and operate shops to assemble fluid power systems and perform equipment repair. The fluid power businesses primarily sell products and services directly to customers rather than through the service centers.

Segment financial information can be found in the 2012 annual report to shareholders in note 12 to the consolidated financial statements. That information is incorporated here by reference.

(c) Narrative Description of Business.

Overview. Our field operating structure is built on two platforms - service center-based distribution and fluid power businesses:

•
Service Center-Based Distribution. We distribute a wide range of industrial products through service centers across North America and, since August 1, 2012, Australia and New Zealand. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs.

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

The service center-based distribution business accounts for a substantial majority of our field operations and 80% of our 2012 sales dollars. The business operates in the United States, Canada, Australia, and New Zealand using the Applied Industrial Technologies trade name. We also use the UZ Engineered Products trade name in the United States and Canada. We are known as Applied México in Mexico and Rafael Benitez Carrillo in Puerto Rico.

•
Fluid Power Businesses. Our specialized fluid power businesses primarily market products and services to customers within the businesses' geographic regions. In the United States, the businesses also market products and services through our service center network. In addition to distributing fluid power components, the businesses assemble fluid power systems and components, perform equipment repair, and offer technical advice to customers. Customers include firms purchasing for maintenance, repair, and operational needs, as well as for original equipment manufacturing applications. Our fluid power businesses include the following:

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

     Products. We are a leading distributor of products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and other industrial supplies. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.

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

Net sales by product category for the most recent three fiscal years is detailed in the 2012 annual report to shareholders in note 12 to the consolidated financial statements. That information is incorporated here by reference.

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

We maintain product inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items specific to local customer demand. Distribution centers replenish service center inventories and also may ship products directly to customers. Having product in stock helps us satisfy customers' immediate needs.

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

Our information systems enhance our customer service. Customers turn to our website at www.applied.com to search for products in a comprehensive electronic catalog, research product attributes, view prices, check inventory levels, place orders, and track order status. We also transact with customers through electronic data interchange (EDI) and interface with customers' technology platforms and plant maintenance systems.

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

Our specialized fluid power businesses generally operate independently of the service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all important to the businesses' success.

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

     Markets. We purchase from over 2,000 product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemical processing, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our net sales.

     Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our associates' knowledge and experience do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, online capability, catalogs, and having a local presence. In the fluid power businesses, product manufacturer authorizations are often more selective and can be a more significant competitive factor, along with market reputation and product application knowledge.

Our principal competitors are other bearing, power transmission, industrial rubber, fluid power, linear motion, tools, and safety product distributors, and, to a lesser extent, distributors of other industrial supplies and catalog companies. These competitors include local, regional, national, and multinational operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do. The identity and number of our competitors vary throughout the geographic and product markets we serve.

Although we are one of the leading distributors in North America, Australia, and New Zealand for the primary categories of products we provide in those areas, our market share for those products in any given geographic area may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.

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

     Raw Materials and General Business Conditions. Our operations are dependent on general industrial and economic conditions. We would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by any recession or depression that has an adverse effect on industrial activity generally in the markets we serve or on key customer industries.

Number of Employees. At June 30, 2012, we had 4,664 employees.

Working Capital. Our working capital position is discussed in “Management's Discussion and Analysis” in the 2012 annual report to shareholders.

We require substantial working capital related to accounts receivable and inventories. Significant amounts of inventory are carried to meet customers' delivery requirements. We generally require payments for sales on account within 30 days. Returns are not considered to have a material effect on our working capital requirements. We believe these practices are generally consistent among companies in our industry.

Environmental Laws. We believe that compliance with laws regulating the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

(d) Financial Information about Geographic Areas.

Information regarding our foreign operations, including information about revenues and long-lived assets, is included in the 2012 annual report to shareholders in note 12 to the consolidated financial statements and in “Quantitative and Qualitative Disclosures about Market Risk.” That information is incorporated here by reference.

ITEM 1A. RISK FACTORS.

In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing our company. Certain risks are identified in “Management's Discussion and Analysis” in Applied's 2012 annual report to shareholders and that information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations.

     Our business depends heavily on the operating levels of our customers and the economic factors that affect them. Many of the primary markets for the products and services we sell are subject to cyclical fluctuations that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same economic factors that affect demand for and production of customers' goods and materials.

When customers or prospective customers reduce production levels because of lower demand or tight credit conditions, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships, and credit losses increase too. Volatile economic and credit conditions also make it more difficult for distributors, as well as customers and suppliers, to forecast and plan future business activities.

In addition, our industry confronts a longer-term secular trend of manufacturing customers moving production to lower-cost countries to reduce costs. Our ability to continue to serve such customers may be impaired and the size of our overall opportunity in the markets we serve could be adversely affected.

     Consolidation occurring in our customers' and suppliers' industries could adversely affect our business and financial results. In recent years, we have witnessed increased consolidation among our product suppliers and customers. As customer industries consolidate, a greater proportion of our sales could be derived from higher volume contracts, which could adversely impact the amount and volatility of our earnings. Consolidation among customers can trigger changes in their purchasing strategies, potentially moving large blocks of business among competing industrial distributors and contributing to volatility in our sales and pressure on prices. In addition, consolidation increases the risk of larger customers seeking to purchase industrial products directly from manufacturers rather than through distributors. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases.

     Loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could put us at a competitive disadvantage and have a material adverse effect on our business. Supply interruptions could arise from raw materials shortages, inadequate manufacturing capacity or utilization to meet demand, financial problems, labor disputes or weather conditions affecting suppliers' production, transportation disruptions, or other reasons beyond our control.

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

     Our ability to transact business is highly reliant on our information systems. We face additional risks in this regard as we implement a new integrated information technology platform for our business. We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, ship products to customers on a timely basis, maintain cost-effective operations, provide superior service to customers, and accumulate financial results. A serious, prolonged disruption of our information systems or breach in security could materially impair fundamental business processes and increase expenses, decrease sales, or otherwise reduce earnings.

In 2010 we announced our plans to replace multiple legacy applications with an SAP software platform, to enhance our business information and transaction systems to support future growth. The implementation is occurring over several years in planned phases, primarily based on geographic region; in fiscal 2012 our operations in western Canada converted to SAP. The process is technically intensive, requiring design, testing, modifications, training, and project coordination. Despite extensive planning, we could experience significant disruptions in our business operations related to the implementation because of the project's complexity. Disruptions could result in material adverse consequences, including delays, loss of information, damage to our ability to process transactions, harm to our control environment, diminished employee productivity, and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from the new platform is not assured.

     Volatility in product and energy costs can affect our profitability. In recent years, cost increases in commodity resources, such as steel and energy, led product manufacturers to increase the prices of products we distribute. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. All of these costs have fluctuated significantly in recent years. Our ability to pass along to customers the increases in our costs depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. When costs fall, market prices can fall too, again potentially affecting profitability.

     Future acquisitions are a key component of our anticipated growth. We may not be able to identify or to complete future acquisitions, to integrate them effectively into our operations, or to realize their anticipated benefits. Many industries we serve are mature. As a result, acquisitions of other businesses have been important to our growth in recent years. While we wish to continue to acquire businesses, we may not be able to identify and to negotiate suitable acquisitions, to obtain financing for them on satisfactory terms, or otherwise to complete acquisitions. In addition, existing or future competitors may increasingly seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable opportunities.

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

     Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of future financing. Although the credit market turmoil of several years ago did not have a significant adverse impact on our liquidity or borrowing costs, the availability of funds tightened and credit spreads on corporate debt increased. If credit market volatility were to return, then obtaining additional or replacement financing could be more difficult and the cost of issuing new debt or replacing a credit facility could be higher than under our current facilities. Tight credit conditions could limit our ability to finance acquisitions on terms acceptable to us. For more information relating to borrowing and interest rates, see the following sections of Applied's 2012 annual report to shareholders: the “Liquidity and Capital Resources” section of “Management's Discussion and Analysis,” “Quantitative and Qualitative Disclosures about Market Risk,” and note 5 to the consolidated financial statements.

     Our growth outside the United States increases our exposure to global economic and political conditions. Foreign operations contributed 15% of our sales in 2012 and we have since acquired operations in Australia and New Zealand. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations will increase.

     Our business depends on our ability to retain and to attract qualified sales and customer service personnel and other skilled professionals. There are significant costs associated with recruiting, training, and developing skilled employees. With respect to sales and customer service positions, we greatly benefit from having employees who are familiar with the products we sell and their applications, as well as with our customer and supplier relationships. We could be adversely affected by a shortage of available skilled workers or the loss of a significant number of our sales and customer service or other professionals, including through retirement as the workforce ages.

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

     We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our business. From time to time, we are involved in lawsuits or other legal proceedings that arise from business transactions. These may, for example, relate to product liability claims, commercial disputes, personal injuries, or employment matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor or corporate or securities law matters. The defense and ultimate outcome of lawsuits or other legal proceedings may result in higher operating expenses, which could have a material adverse effect on our business, financial condition, or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.

We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2012, we owned real properties at 129 locations and leased 317 locations. Certain properties house more than one operation.

The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2012.

Location of Principal Owned Real Property	Type of Facility
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop

Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2012 were:

Location of Principal Leased Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Fontana, California	Distribution center, rubber shop, fluid power shop and service center
Newark, California	Fluid power shop
Denver, Colorado	Rubber shop and service center
Lenexa, Kansas	Fluid power shop
Chanhassen, Minnesota	Fluid power shop
Billings, Montana	Fluid power shop
Cleveland, Ohio	Offices and warehouse
Elyria, Ohio	Product return center and service center
Portland, Oregon	Distribution center
Kent, Washington	Offices, fluid power shop, and service center
Longview, Washington	Service center, rubber shop and fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Edmonton, Alberta	Service center
Winnipeg, Manitoba	Distribution center and service center

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

Additional information regarding our properties is included in the 2012 annual report to shareholders in note 11 to the consolidated financial statements. That information is incorporated here by reference.

ITEM 3. LEGAL PROCEEDINGS.

Applied and/or one of its subsidiaries is a party to pending legal proceedings with respect to product liability, commercial, personal injury, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of reasonably possible loss, we believe, based on circumstances currently known, that the likelihood is remote that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on Applied's consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 25, 2011:

Name	Positions and Experience	Age
Neil A. Schrimsher	Chief Executive Officer since October 2011. From February 2010 to August 2011, Mr. Schrimsher was Executive Vice President of Cooper Industries plc (NYSE: CBE), a global electrical products manufacturer, where he led Cooper's Electrical Products Group and headed numerous domestic and international growth initiatives. He was also President of Cooper Lighting, Inc. throughout the period from 2006 to December 2010.	48
Benjamin J. Mondics	President & Chief Operating Officer since January 2008; previously served as Executive Vice President & Chief Operating Officer	54
Thomas E. Armold	Vice President-Marketing and Strategic Accounts since February 2008; previously served as Vice President-Product Management and Marketing	57
Todd A. Barlett	Vice President-Acquisitions and Global Business Development	57
Fred D. Bauer	Vice President-General Counsel & Secretary	46
Michael L. Coticchia	Vice President-Chief Human Resources Officer since July 2012; previously served as Vice President-Chief Administrative Officer and prior to October 2010 was Vice President-Chief Administrative Officer and Government Business	49
Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer	55

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the principal market for Applied's common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2012, 2011, and 2010 and the number of shareholders of record as of August 6, 2012 is set forth in the 2012 annual report to shareholders, under the captions “Quarterly Operating Results” and “Quarterly Volume and Price Information,” and that information is incorporated here by reference.

The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2012.

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2012 to April 30, 2012	--	--	--	1,475,900
May 1, 2012 to May 31, 2012	110,500	36.95	110,500	1,365,400
June 1, 2012 to June 30, 2012	222,600	35.77	222,600	1,142,800
Total	333,100	36.16	333,100	1,142,800

(1)	During the quarter ended June 30, 2012, Applied purchased 86 shares in connection with an employee deferred compensation program. This purchase is not counted in the authorization in note (2).

(2)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of Applied's common stock. We publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 6. SELECTED FINANCIAL DATA.

The summary of selected financial data for the last five years is set forth in Exhibit 13 to this Form 10-K under the caption “5 Year Summary.” That information is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

“Management's Discussion and Analysis” is set forth in the 2012 annual report to shareholders and is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

The disclosures about market risk required by this item are set forth in Applied's 2012 annual report to shareholders, which information is incorporated here by reference. For more information relating to borrowing and interest rates, see the “Liquidity and Capital Resources” section of “Management's Discussion and Analysis” and note 5 to the consolidated financial statements in Applied's 2012 annual report to shareholders. That information is also incorporated here by reference. In addition, see “Risk Factors,” above, for additional risk factors relating to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the reports of the independent registered public accounting firm listed below, which are included in the 2012 annual report to shareholders at the pages indicated, are incorporated here by reference and filed with this report:

		Page No.
Financial Statements:

•	Statements of Consolidated Income for the Years Ended June 30, 2012, 2011, and 2010	14

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2012, 2011, and 2010	15

•	Consolidated Balance Sheets at June 30, 2012 and 2011	16

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2012, 2011, and 2010	17

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2012, 2011, and 2010	18

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2012, 2011, and 2010	19-37

Reports of Independent Registered Public Accounting Firm		38

Supplementary Data:

•	Quarterly Operating Results	41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Applied's management, under the supervision and with the participation of the chief executive officer and the chief financial officer, has evaluated the effectiveness of Applied's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective.

Management's annual report on Applied's internal control over financial reporting and the attestation report of the independent registered public accounting firm are set forth in the 2012 annual report to shareholders and are incorporated here by reference.

Management has not identified any change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 23, 2012, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”

The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied's proxy statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Information regarding the composition of Applied's audit committee and the identification of audit committee financial experts serving on the audit committee is incorporated by reference to Applied's proxy statement, under the caption “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 23, 2012, under the captions “Executive Compensation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Applied's shareholders have approved the following equity compensation plans: the 1997 Long-Term Performance Plan, the 2007 Long-Term Performance Plan, the 2011 Long-Term Performance Plan, the Deferred Compensation Plan, and the Deferred Compensation Plan for Non-Employee Directors. All of these plans are currently in effect.

The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,228,085	$24.68	*
Equity compensation plans not approved by security holders	0	--	0
Total	1,228,085	$24.68	*

*
The 2011 Long-Term Performance Plan was adopted to replace the 2007 Long-Term Performance Plan, and the 2007 Long-Term Performance Plan replaced the 1997 Long-Term Performance Plan. Stock options and stock appreciation rights remain outstanding under each of the 1997 and 2007 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2011 Long-Term Performance Plan at June 30, 2012, was 1,958,851. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 23, 2012, under the caption “Holdings of Major Shareholders, Officers, and Directors.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 23, 2012, under the caption “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 23, 2012, under the caption “Item 3 - Ratification of Auditors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements.

The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in the 2012 annual report to shareholders, and are incorporated by reference in Item 8 of this report:

•	Statements of Consolidated Income for the Years Ended June 30, 2012, 2011, and 2010

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2012, 2011, and 2010

•	Consolidated Balance Sheets at June 30, 2012 and 2011

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2012, 2011, and 2010

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2012, 2011, and 2010

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2012, 2011, and 2010

•	Reports of Independent Registered Public Accounting Firm

•	Supplementary Data:

• Quarterly Operating Results

(a)2. Financial Statement Schedule.

The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:

		Page No.

•	Report of Independent Registered Public Accounting Firm	25

•	Schedule II - Valuation and Qualifying Accounts	26

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

3.1
Amended and Restated Articles of Incorporation of Applied Industrial Technologies, Inc., as amended on October 25, 2005 (filed as Exhibit 3(a) to Applied's Form 10-Q for the quarter ended December 31, 2005, SEC File No. 1-2299, and incorporated here by reference).

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

4.2
Private Shelf Agreement dated as of November 27, 1996, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to Applied's Form 10-Q for the quarter ended March 31, 2010, SEC File No. 1-2299, and incorporated here by reference).

4.3
Credit Agreement dated as of May 15, 2012, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied's Form 8-K dated May 17, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 23, 2012 under the caption “Director Compensation.”

*10.2
Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for certain directors (filed as Exhibit 10(c) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.3
Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms) (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.4
Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.5
A written description of Applied's Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied's Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.6
A written description of Applied's Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10.7
Form of Change in Control Agreement between Applied and each of its executive officers, except for Neil A. Schrimsher (filed as Exhibit 99.1 to Applied's Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.8
Key Executive Restoration Plan for Applied's executive officers and list of participants (filed as Exhibit 10.2 to Applied's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.9
Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) in which all executive officers, except for Neil A. Schrimsher, participate (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.10
First Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.11
Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for Mark O. Eisele (filed as Exhibit 10(h) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.12
First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.14	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied's Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.15
Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.16	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied's Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.17
Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.18
2011 Long-Term Performance Plan (filed as Appendix to Applied's proxy statement for the annual meeting of shareholders held on October 25, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.19
Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.20
First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.21
Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.22
Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.23	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.25
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2011 revision) (filed as Exhibit 10.03 to Applied's Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Performance Shares Terms and Conditions (filed as Exhibit 10.05 to Applied's Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.04 to Applied's Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied's Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Executive Management Incentive Plan General Terms (filed as Exhibit 10.02 to Applied's Form 8-K dated August 12, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Offer of Employment dated October 14, 2011 for Neil A. Schrimsher (filed as Exhibit 10.1 to Applied's Form 8-K dated October 17, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.31	General Terms for Annual Incentive Plan for Neil A. Schrimsher (filed as Exhibit 10.1 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.32	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.33	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.34
Terms and Conditions for Inducement Restricted Units Award for Neil A. Schrimsher (filed as Exhibit 10.4 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.35
Terms and Conditions for Inducement Stock Appreciation Rights Award for Neil A. Schrimsher (filed as Exhibit 10.5 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.36
Non-qualified Deferred Compensation Agreement between Applied and J. Michael Moore effective as of December 31, 1997 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 1998, SEC File No. 1-2299, and incorporated here by reference).

10.37
Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

13	Applied's 2012 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21	Applied's subsidiaries at June 30, 2012.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee, which shall be limited to Applied's reasonable expenses in furnishing the exhibit.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Cleveland, Ohio

We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and for each of the three years in the period ended June 30, 2012, and the Company's internal control over financial reporting as of June 30, 2012, and have issued our reports thereon dated August 15, 2012; such consolidated financial statements and reports are included in the 2012 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
August 15, 2012

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010

(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	ADDITIONS (DEDUCTIONS) CHARGED TO OTHER ACCOUNTS		DEDUCTIONS FROM RESERVE		BALANCE AT END OF PERIOD
YEAR ENDED JUNE 30, 2012:
Reserve deducted from assets to which it applies — accounts receivable allowances	$7,016	$3,915	$122	(A)	$2,721	(B)	$8,332
YEAR ENDED JUNE 30, 2011:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,379	$2,029	$111	(A)	$1,503	(B)	$7,016
YEAR ENDED JUNE 30, 2010:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,464	$2,508	$(95)	(A)	$2,498	(B)	$6,379
________________________________

(A)	Amounts represent reserves for the return of merchandise by customers.

(B)	Amounts represent uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ Neil A. Schrimsher	/s/ Benjamin J. Mondics
Neil A. Schrimsher Chief Executive Officer	Benjamin J. Mondics President & Chief Operating Officer

/s/ Mark O. Eisele	/s/ Daniel T. Brezovec
Mark O. Eisele Vice President-Chief Financial Officer & Treasurer	Daniel T. Brezovec Corporate Controller (Principal Accounting Officer)
Date: August 15, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
William G. Bares, Director	Thomas A. Commes, Director

*	*
Peter A. Dorsman, Director	L. Thomas Hiltz, Director
*	*
Edith Kelly-Green, Director	Dan P. Komnenovich, Director
*	*
John F. Meier, Director and Chairman	J. Michael Moore, Director
/s/ Neil A. Schrimsher
Vincent K. Petrella, Director	Neil A. Schrimsher, Chief Executive Officer and Director
*	*
Dr. Jerry Sue Thornton, Director	Peter C. Wallace, Director

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 15, 2012