Form 10-Q
period 2012-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2012-11-01
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2012
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
There were 42,045,761 (no par value) shares of common stock outstanding on October 15, 2012.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2012	2011
Net Sales	$610,519	$579,574
Cost of Sales	445,986	420,870
Gross Profit	164,533	158,704
Selling, Distribution and Administrative, including depreciation	120,215	115,437
Operating Income	44,318	43,267
Interest Expense, net	25	47
Other (Income) Expense, net	(459)	1,932
Income Before Income Taxes	44,752	41,288
Income Tax Expense	15,220	14,906
Net Income	$29,532	$26,382
Net Income Per Share - Basic	$0.70	$0.62
Net Income Per Share - Diluted	$0.70	$0.61
Cash dividends per common share	$0.21	$0.19
Weighted average common shares outstanding for basic computation	41,966	42,397
Dilutive effect of potential common shares	511	564
Weighted average common shares outstanding for diluted computation	42,477	42,961
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2012	2011
Net income per the condensed statements of consolidated income	$29,532	$26,382

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	9,001	(3,042)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	218	467
Unrealized gain (loss) on investment securities available for sale	23	(222)
Total of other comprehensive income (loss), before tax	9,242	(2,797)
Income tax expense related to items of other comprehensive income	94	98
Other comprehensive income (loss), net of tax	9,148	(2,895)
Comprehensive income, net of tax	$38,680	$23,487
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2012	June 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$56,673	$78,442
Accounts receivable, less allowances of $8,239 and $8,332	325,753	307,043
Inventories	268,960	228,506
Other current assets	35,709	51,771
Total current assets	687,095	665,762
Property, less accumulated depreciation of $152,184 and $148,623	84,357	83,103
Intangibles, net	90,087	84,840
Goodwill	94,626	83,080
Deferred tax assets	26,069	26,424
Other assets	19,533	18,974
TOTAL ASSETS	$1,001,767	$962,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$145,932	$120,890
Compensation and related benefits	46,355	63,149
Other current liabilities	49,720	46,130
Total current liabilities	242,007	230,169
Postemployment benefits	34,940	39,750
Other liabilities	21,721	20,133
TOTAL LIABILITIES	298,668	290,052
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	150,900	150,070
Income retained for use in the business	764,045	743,360
Treasury shares—at cost (12,168 and 12,246 shares)	(226,425)	(226,730)
Accumulated other comprehensive income	4,579	(4,569)
TOTAL SHAREHOLDERS’ EQUITY	703,099	672,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,001,767	$962,183
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$29,532	$26,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	3,022	2,818
Amortization of intangibles	3,055	2,809
Unrealized foreign exchange transactions gain	(286)	—
Amortization of stock options and appreciation rights	809	633
Gain on sale of property	(117)	(386)
Other share-based compensation expense	1,035	1,260
Changes in assets and liabilities, net of acquisitions	(13,456)	(17,371)
Other, net	353	256
Net Cash provided by Operating Activities	23,947	16,401
Cash Flows from Investing Activities
Property purchases	(3,892)	(7,142)
Proceeds from property sales	243	637
Net cash paid for acquisition of businesses, net of cash acquired	(35,409)	(1,241)
Net Cash used in Investing Activities	(39,058)	(7,746)
Cash Flows from Financing Activities
Purchases of treasury shares	—	(18,178)
Dividends paid	(8,867)	(8,099)
Excess tax benefits from share-based compensation	1,168	149
Acquisition holdback payments	(760)	—
Exercise of stock options and appreciation rights	36	84
Net Cash used in Financing Activities	(8,423)	(26,044)
Effect of Exchange Rate Changes on Cash	1,765	(485)
Decrease in Cash and Cash Equivalents	(21,769)	(17,874)
Cash and Cash Equivalents at Beginning of Period	78,442	91,092
Cash and Cash Equivalents at End of Period	$56,673	$73,218

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2012, and the results of its operations for the three month periods ended September 30, 2012 and 2011 and its cash flows for the three months ended September 30, 2012 and 2011, have been included. The condensed consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2013.

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

2.	BUSINESS COMBINATIONS

During the three month period ended September 30, 2012, the Company completed an acquisition to complement and extend its business over a broader geographic area. The Company acquired 100% of the outstanding stock of SKF Group's company-owned distribution business in Australia and New Zealand (“Applied Australia”). As one of the largest bearing suppliers in these markets, Applied Australia also distributes seals, lubrication products, and power transmission products. The acquired business is included in the Service Center Based Distribution segment from the acquisition date, August 1, 2012. The results of operations for this acquisition are not material for any period presented.

3.	GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the Service Center Based Distribution segment for the three month period ended September 30, 2012 are as follows:

Balance at July 1, 2012	$83,080
Goodwill acquired during the period	10,198
Other, primarily currency translation	1,348
Balance at September 30, 2012	$94,626

At September 30, 2012, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2012	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$90,557	$32,234	$58,323
Trade names	25,822	8,017	17,805
Vendor relationships	15,894	4,878	11,016
Non-competition agreements	4,832	3,179	1,653
Total Finite-Lived Intangibles	137,105	48,308	88,797
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$138,395	$48,308	$90,087

June 30, 2012	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$84,249	$29,905	$54,344
Trade names	25,677	7,428	18,249
Vendor relationships	13,605	4,500	9,105
Non-competition agreements	4,740	2,888	1,852
Total Finite-Lived Intangibles	128,271	44,721	83,550
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$129,561	$44,721	$84,840

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the three month period ended September 30, 2012, the Company acquired intangible assets with an initial purchase price allocation and weighted-average life as follows:

	Purchase Price Allocation	Weighted-Average Life
Customer relationships	$5,314	10 years
Vendor relationships	2,137	10 years
Total Intangibles Acquired	$7,451	10 years

Estimated future amortization expense by fiscal year (based on the Company’s intangible assets as of September 30, 2012) is as follows: $9,100 for the remainder of 2013, $10,700 for 2014, $9,800 for 2015, $9,000 for 2016, $8,400 for 2017 and $7,600 for 2018.

4.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2012 and June 30, 2012 totaled $10,567 and $10,322. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets and their fair values were derived using quoted market prices (Level 1 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.	SHAREHOLDERS' EQUITY

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2012			2011
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$9,001	$—	$9,001	$(3,042)	$—	$(3,042)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	218	85	133	467	180	287
Unrealized gain (loss) on investment securities available for sale	23	9	14	(222)	(82)	(140)
Other comprehensive income (loss)	$9,242	$94	$9,148	$(2,797)	$98	$(2,895)

Antidilutive Common Stock Equivalents
In the three month period ended September 30, 2012 and 2011, respectively, stock options and stock appreciation rights related to the acquisition of 221 and 30 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

6.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended September 30,	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$19	$127	$20	$7
Interest cost	315	588	47	59
Expected return on plan assets	(101)	(99)
Recognized net actuarial loss (gain)	184	264	(13)	(18)
Amortization of prior service cost	21	185	27	35
Net periodic cost	$438	$1,065	$81	$83

The Company contributed $4,512 to its pension benefit plans and $56 to its retiree health care plans in the three months ended September 30, 2012. Expected contributions for the remainder of fiscal 2013 are $1,500 for the pension benefit plans to fund scheduled retirement payments and $190 for retiree health care plans.

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are the same as those used to prepare the condensed consolidated financial statements. Sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $3,735 and $4,247, in the three months ended September 30, 2012 and 2011, respectively, have been eliminated in the Segment Financial Information tables below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
September 30, 2012
Net sales	$497,826	$112,693	$610,519
Operating income for reportable segments	33,720	10,536	44,256
Assets used in business	787,028	214,739	1,001,767
Depreciation and amortization of property	2,564	458	3,022
Capital expenditures	3,714	178	3,892

September 30, 2011
Net sales	$463,857	$115,717	$579,574
Operating income for reportable segments	29,394	11,236	40,630
Assets used in business	681,977	218,250	900,227
Depreciation and amortization of property	2,299	519	2,818
Capital expenditures	6,800	342	7,142

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2012	2011
Operating income for reportable segments	$44,256	$40,630
Adjustment for:
Intangible amortization—Service Center Based Distribution	1,223	877
Intangible amortization—Fluid Power Businesses	1,832	1,932
Corporate and other expense (income), net	(3,117)	(5,446)
Total operating income	44,318	43,267
Interest expense, net	25	47
Other (income) expense, net	(459)	1,932
Income before income taxes	$44,752	$41,288

The change in corporate and other expense (income), net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Net sales are presented in geographic areas based on the location of the company making the sale and are as follows:

	Three Months Ended
	September 30,
	2012	2011
Geographic Areas:
United States	$499,536	$487,428
Canada	74,211	73,573
Other countries	36,772	18,573
Total	$610,519	$579,574

At September 30, 2012 the other countries consisted of Mexico, Australia and New Zealand whereas at September 30, 2011 it was only Mexico.

8.	OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended
	September 30,
	2012	2011
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(441)	$1,380
Foreign currency transactions (gain) loss	(81)	510
Other, net	63	42
Total other (income) expense, net	$(459)	$1,932

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the three month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2012, and the related statements of consolidated income, consolidated comprehensive income, consolidated shareholders’ equity, and consolidated cash flows for the year then ended (not presented herein); and in our report dated August 15, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 1, 2012

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO, OEM and government markets. Applied is an authorized source for a diverse range of products, including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products.  The Company also provides customized shop services for mechanical, fabricated rubber and fluid power products, as well as services to meet storeroom management and maintenance training needs. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2013, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 517 facilities.

The following is Management's Discussion and Analysis of significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the majority of SKUs we sell in any given period were not necessarily sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.

Overview
Consolidated sales for the quarter ended September 30, 2012 increased $30.9 million or 5.3% compared to the prior year quarter, with acquisitions contributing $19.5 million or 3.4% and an unfavorable foreign currency translation of $5.8 million reducing sales by 1.0%. Operating margin decreased to 7.3% of sales from 7.5% for the prior year quarter largely driven by a decrease in our gross margin. Net income of $29.5 million increased 11.9% compared to the prior year quarter. Shareholders' equity was $703.1 million at September 30, 2012, up from the June 30, 2012 level of $672.1 million. The current ratio was 2.8 to 1 at September 30, 2012 and 2.9 to 1 at June 30, 2012.

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

In the September quarter, Industrial Production declined at an annual rate of .4%. The MCU for September was 76.8, down from the June 2012 reading of 77.5. The ISM PMI averaged 51.5 in the September quarter, an improvement from 49.7 in the June quarter, and above 50 (its expansionary threshold).

The number of Company associates was 4,868 at September 30, 2012, 4,664 at June 30, 2012, and 4,686 at September 30, 2011. The number of operating facilities totaled 517 at September 30, 2012 and 476 at June 30, 2012.

Results of Operations

Three Months Ended September 30, 2012 and 2011

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period % Increase
	As a Percent of Net Sales
	2012	2011
Net Sales	100.0%	100.0%	5.3%
Gross Profit	26.9%	27.4%	3.7%
Selling, Distribution & Administrative	19.7%	19.9%	4.1%
Operating Income	7.3%	7.5%	2.4%
Net Income	4.8%	4.6%	11.9%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the quarter ended September 30, 2012, sales increased $30.9 million or 5.3% compared to the prior year quarter, with acquisitions accounting for $19.5 million or 3.4%, and foreign currency translation decreasing sales by $5.8 million or 1.0%. There were 63 selling days in the quarter ended September 30, 2012 versus 64 selling days in the quarter ended September 30, 2011.

Sales from our Service Center Based Distribution segment, which, operates primarily in MRO markets, increased $34.0 million or 7.3% during the quarter from the same period in the prior year, primarily attributed to expansion in the industrial economy. Acquisitions within this segment increased sales by $19.5 million or 4.2%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $3.0 million or 2.6% during the quarter from the same period in the prior year, primarily attributed to weakness within one of our Fluid Power Businesses.

Sales in our U.S. operations were up $12.1 million or 2.5% with acquisitions adding $0.3 million or 0.1% . Sales from our Canadian operations increased $0.6 million or 0.9%, with acquisitions adding $4.7 million or 6.4% and an unfavorable foreign currency translation decreasing Canadian sales by $2.8 million or 3.9%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $18.2 million or 98.0% above the prior year. 20.0% of this increase, or $3.7 million relates to our Mexican operations. This increase consisted of a $6.7 million increase in local currency sales partially offset by an unfavorable foreign currency translation of $3.0 million .

During the quarter ended September 30, 2012, industrial products and fluid power products accounted for 72.1% and 27.9%, respectively, of sales as compared to 70.6% and 29.4%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 26.9%, as compared to the prior year's quarter of 27.4%. The slight decrease can largely be attributed to small margin decreases from competitive pressures in the Service Center Based Distribution and Fluid Power businesses.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 19.7% of sales in the quarter ended September 30, 2012 compared to 19.9% in the prior year quarter. On an absolute basis, SD&A increased $4.8 million or 4.1% compared to the prior year quarter. Acquisitions have contributed a $5.7 million increase in SD&A expenses. ERP project spending in 2013 is in line with our estimates.

Operating income increased 2.4% or $1.1 million, and as a percent of sales decreased to 7.3% from 7.5% during the prior year quarter. The quarterly increase in operating income primarily reflects higher sales levels. The decline in the operating margin percentage is driven by a lower gross margin percentage in the quarter offset somewhat by improved leverage of our SD&A expenses over a larger base, as we lowered our SD&A as a percent of sales to 19.7% versus 19.9% in the first quarter of fiscal 2012.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.8% in the current year quarter, from 6.3% in the prior year quarter. This increase is primarily attributable to higher sales levels without a commensurate increase in SD&A. SD&A as a percentage of sales has decreased (representing a 0.4% decrease as a percentage of sales).

The Fluid Power Businesses operating margins decreased to 9.3% in the current year quarter from 9.7% in the prior year quarter. While the segment experienced a decline in sales from the prior year quarter, it also reduced its SD&A to a level commensurate with the lower sales level.  The reduction in operating margin is attributable to a 0.4% gross profit margin decline as a percentage of sales.

Other income was $0.5 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million and net favorable foreign currency transaction gains of $0.1 million. During the prior year quarter other expense was $1.9 million which included unrealized losses on investments held by non-qualified deferred compensation trusts of $1.4 million and net unfavorable foreign currency transaction losses of $0.5 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The effective income tax rate was 34.0% for the quarter ended September 30, 2012 compared to 36.1% for the quarter ended September 30, 2011. The impact of lower effective tax rates in foreign jurisdictions favorably reduced our rate when compared to the U.S. federal statutory rate by approximately 2.3% in the quarter. We expect our full year tax rate to be in the 34.0% to 34.5% range.

As a result of the factors addressed above, net income increased $3.2 million or 11.9% compared to the prior year quarter. Net income per share was $0.70 per share for the quarter ended September 30, 2012, compared to $0.61 in the prior year quarter.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2012 and at September 30, 2011, we had no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at September 30, 2012 was $445.1 million, compared to $435.6 million at June 30, 2012. The current ratio was 2.8 to 1 at September 30, 2012 and 2.9 to 1 at June 30, 2012.

In the first quarter, the Company acquired SKF's company-owned distribution businesses in Australia and New Zealand for cash consideration. The Company funded this acquisition from its available cash.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2012	2011
Operating Activities	$23,947	$16,401
Investing Activities	(39,058)	(7,746)
Financing Activities	(8,423)	(26,044)
Exchange Rate Effect	1,765	(485)
Decrease in Cash and Cash Equivalents	$(21,769)	$(17,874)

Net cash provided by operating activities was $23.9 million for the three months ended September 30, 2012 as compared to $16.4 million for the same period a year ago. Improved net income generated $3.2 million of operating cash flow with the remainder being generated by lower increases in working capital.

Net cash used in investing activities during the three months ended September 30, 2012 was $39.1 million; $3.9 million was used for capital expenditures (including capitalized costs associated with our ERP project) and $35.4 million for acquisitions. These uses of cash were partially offset by $0.2 million of proceeds from property sales. In the three months ended September 30, 2011, investing activities used $7.7 million including $1.2 million for acquisitions and $7.1 million for capital expenditures. These uses of cash were partially offset by $0.6 million of proceeds from property sales.

Net cash used in financing activities was $8.4 million for the three months ended September 30, 2012. Financing activities included $8.9 million used to pay dividends as well as $0.8 million for acquisition holdback payments, offset by $1.2 million from tax benefits from share based compensation. During the same period in the prior year, financing activities used $26.0 million of cash; repurchases of 640,000 shares of treasury stock were for $18.2 million and paid dividends used $8.1 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ERP Project
In the second quarter of fiscal 2011, Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems for future growth. We continue to expect spending in fiscal year 2013 to reach $19.0 million to $21.0 million ($4.0 million to $5.0 million capital and $15.0 million to $16.0 million expense). We have deployed our solution in a portion of our Canadian operations. U.S. deployments have started in the second quarter with further deployments planned for fiscal 2013 and 2014.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire any shares of treasury stock in the three months ended September 30, 2012. At September 30, 2012, we had authorization to repurchase an additional 1,142,800 shares. During the three months ended September 30, 2011, we acquired 640,000 shares of treasury stock for $18.2 million.

Borrowing Arrangements
We have a $150.0 million revolving credit facility with a group of banks expiring in May 2017. There are no borrowings outstanding under this facility at September 30, 2012. At September 30, 2012, unused capacity under this facility, net of outstanding letters of credit, was $140.9 million and is available to fund future acquisitions or other capital and operating requirements.

We also have an uncommitted long-term financing shelf facility which expires in February 2013 and enables us to borrow up to $100.0 million with terms of up to fifteen years. At September 30, 2012, there were no outstanding borrowings under this agreement.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2012	2012
Accounts receivable, gross	$333,992	$315,375
Allowance for doubtful accounts	8,239	8,332
Accounts receivable, net	$325,753	$307,043
Allowance for doubtful accounts, % of gross receivables	2.5%	2.6%

	For the three months ended September 30,
	2012	2011
Provision for losses on accounts receivable	$224	$819
Provision as a % of net sales	0.04%	0.1%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 47.3 at September 30, 2012 versus 45.2 at June 30, 2012. Accounts receivable increased 6.1% this year, compared to a 5.3% increase in sales in the three months ended September 30, 2012. We primarily attribute the increase in DSO to higher sales to large contract accounts.

Less than 1.7% of our accounts receivable balances are more than 90 days past due. On an overall basis, our provision for losses from uncollected receivables represents 0.04% of our sales in the three months ended September 30, 2012. Historically, this percentage is around 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at current costs. The annualized inventory turnover for the period ended September 30, 2012 was 4.4 versus 4.6 at June 30, 2012. We believe our inventory turnover ratio in fiscal 2013 will remain similar to the fiscal 2012 levels.

Cautionary Statement Under Private Securities Litigation Reform Act

Management's Discussion and Analysis and other sections of this report, including documents incorporated by reference, contain statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers, such as "expect," "believe," "plan," "intend," "will," "should," "could," "would," "anticipate," "estimate," "forecast," "may," and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

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

Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; risks and uncertainties associated with executing our strategic business plan; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems; our ability to implement our ERP system in a timely, cost-effective, and competent manner, and to capture its planned benefits while maintaining an adequate internal control environment; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; our ability to retain and attract qualified sales and customer service personnel and other skilled professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse regulation and legislation, including potential changes in tax regulations (e.g., those affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, natural events and acts of God, terrorist acts, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discuss certain of these matters more fully in our Annual Report on Form 10-K for the year ended June 30, 2012 .

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2012.

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
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company began to implement SAP in parts of its Canadian businesses to support both accounting and operating activities. The implementation, at operating locations is expected to continue, through the end of calendar year 2013. All changes in the Company's key business applications and financial processes, as a result of the continuing implementation of SAP are being evaluated by management. The Company is designing effective processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation.
Other than as described above, there have not been any changes in internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases in the quarter ended September 30, 2012 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1, 2012 to July 31, 2012	0	—	0	1,142,800
August 1, 2012 to August 31, 2012	0	—	0	1,142,800
September 1, 2012 to September 30, 2012	0	—	0	1,142,800
Total	0	—	0	1,142,800

(1)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company's common stock. The Company publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions.

(2)	During the quarter the Company purchased one hundred eighty-two shares in connection with the vesting of stock awards.

ITEM 6.    Exhibits

Exhibit No.	Description
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

10.1	Management Incentive Plan General Terms (filed as Exhibit 10.01 to the Company's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

10.2	Stock Appreciation Rights Award Terms and Conditions (filed as Exhibit 10.02 to the Company's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

10.3	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to the Company's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

10.4	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to the Company's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	November 1, 2012	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
Chief Executive Officer

Date:	November 1, 2012	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer