Form 10-Q
period 2012-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2013-02-08
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2012
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
There were 42,106,725 (no par value) shares of common stock outstanding on January 15, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net Sales	$589,517	$570,397	$1,200,036	$1,149,971
Cost of Sales	426,598	414,928	872,584	835,798
Gross Profit	162,919	155,469	327,452	314,173
Selling, Distribution and Administrative, including depreciation	122,350	122,134	242,565	237,571
Operating Income	40,569	33,335	84,887	76,602
Interest Expense, net	15	10	40	57
Other (Income) Expense, net	(427)	778	(886)	2,710
Income Before Income Taxes	40,981	32,547	85,733	73,835
Income Tax Expense	13,938	11,612	29,158	26,518
Net Income	$27,043	$20,935	$56,575	$47,317
Net Income Per Share - Basic	$0.64	$0.50	$1.35	$1.12
Net Income Per Share - Diluted	$0.64	$0.49	$1.33	$1.11
Cash dividends per common share	$0.21	$0.19	$0.42	$0.38
Weighted average common shares outstanding for basic computation	42,052	41,965	42,009	42,181
Dilutive effect of potential common shares	442	669	477	620
Weighted average common shares outstanding for diluted computation	42,494	42,634	42,486	42,801
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income per the condensed statements of consolidated income	$27,043	$20,935	$56,575	$47,317

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(594)	(8,117)	8,408	(11,159)
Postemployment benefits:
Actuarial loss on remeasurement		(492)		(492)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	218	467	436	934
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to the plan curtailment		8,860		8,860
Reclassification of prior service cost into SD&A expense upon plan curtailment		3,117		3,117
Unrealized gain (loss) on investment securities available for sale		47	23	(175)
Total of other comprehensive income (loss), before tax	(376)	3,882	8,867	1,085
Income tax expense related to items of other comprehensive income	85	4,619	179	4,717
Other comprehensive income (loss), net of tax	(461)	(737)	8,688	(3,632)
Comprehensive income, net of tax	$26,582	$20,198	$65,263	$43,685
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2012	June 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$51,845	$78,442
Accounts receivable, less allowances of $8,106 and $8,332	304,628	307,043
Inventories	294,651	228,506
Other current assets	46,820	51,771
Total current assets	697,944	665,762
Property, less accumulated depreciation of $155,455 and $148,623	85,596	83,103
Intangibles, net	100,914	84,840
Goodwill	105,026	83,080
Deferred tax assets	26,209	26,424
Other assets	21,937	18,974
TOTAL ASSETS	$1,037,626	$962,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$123,796	$120,890
Short-term debt	33,000	—
Compensation and related benefits	52,935	63,149
Other current liabilities	45,763	46,130
Total current liabilities	255,494	230,169
Postemployment benefits	35,038	39,750
Other liabilities	24,982	20,133
TOTAL LIABILITIES	315,514	290,052
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	151,508	150,070
Income retained for use in the business	782,236	743,360
Treasury shares—at cost (12,108 and 12,246 shares)	(225,751)	(226,730)
Accumulated other comprehensive income (loss)	4,119	(4,569)
TOTAL SHAREHOLDERS’ EQUITY	722,112	672,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,037,626	$962,183
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$56,575	$47,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	6,036	5,598
Amortization of intangibles	6,207	5,544
Amortization of stock options and appreciation rights	1,197	1,139
Gain on sale of property	(193)	(492)
Other share-based compensation expense	1,982	2,523
Changes in operating assets and liabilities, net of acquisitions	(42,766)	(33,246)
Other, net	(152)	1,833
Net Cash provided by Operating Activities	28,886	30,216
Cash Flows from Investing Activities
Property purchases	(6,843)	(14,022)
Proceeds from property sales	429	981
Net cash paid for acquisition of businesses, net of cash acquired	(66,055)	(1,241)
Net Cash used in Investing Activities	(72,469)	(14,282)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	33,000	—
Purchases of treasury shares	—	(18,990)
Dividends paid	(17,737)	(16,077)
Excess tax benefits from share-based compensation	1,461	569
Acquisition holdback payments	(1,845)	—
Exercise of stock options and appreciation rights	497	154
Net Cash provided by (used in) Financing Activities	15,376	(34,344)
Effect of Exchange Rate Changes on Cash	1,610	(2,170)
Decrease in Cash and Cash Equivalents	(26,597)	(20,580)
Cash and Cash Equivalents at Beginning of Period	78,442	91,092
Cash and Cash Equivalents at End of Period	$51,845	$70,512

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2012, and the results of its operations for the three and six month periods ended December 31, 2012 and 2011 and its cash flows for the six months ended December 31, 2012 and 2011, have been included. The condensed consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Operating results for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2013.

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

During the six month period ended December 31, 2012, the Company acquired four distributors to complement and extend its business.

In December 2012, the Company acquired substantially all of the net assets of Parts Associates, Inc., a distributor, headquartered in Cleveland, Ohio, of maintenance supplies and solutions. The acquired business is included in the Service Center Based Distribution segment from December 21, 2012.

In November 2012, the Company acquired substantially all of the net assets of HyQuip, Inc., a Wisconsin distributor of a broad line of hydraulic, rubber and plastic industrial hose and tubing, plus related accessories. The acquired business is included in the Fluid Power Businesses segment from November 1, 2012.

In September 2012, the Company acquired 100% of the outstanding stock of Bearings & Oil Seals Specialists Inc., a distributor, located in Hamilton, Ontario, of gaskets, seals, bearing and power transmission equipment for the manufacturing and service industries. The acquired business is included in the Service Center Based Distribution segment from October 1, 2012.

In August 2012, the Company acquired 100% of the outstanding stock of SKF Group's company-owned distribution business in Australia and New Zealand (“Applied Australia”). As one of the largest bearing suppliers in these markets, Applied Australia also distributes seals, lubrication products, and power transmission products. The acquired business is included in the Service Center Based Distribution segment from August 1, 2012.

The results of operations for these acquisitions are not material for any period presented.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.	GOODWILL AND INTANGIBLES

The amounts of goodwill and intangible assets acquired during the six month period ended December 31, 2012 include acquisitions for which the allocation of the acquisition cost is preliminary and is subject to revision in future periods based on the final determination of fair values. The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the six month period ended December 31, 2012 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2012	$83,080	$—	$83,080
Goodwill acquired during the period	19,814	825	20,639
Other, primarily currency translation	1,307		1,307
Balance at December 31, 2012	$104,201	$825	$105,026

At December 31, 2012, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2012	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$103,635	$34,380	$69,255
Trade names	26,324	8,537	17,787
Vendor relationships	15,696	4,930	10,766
Non-competition agreements	5,146	3,330	1,816
Total Finite-Lived Intangibles	150,801	51,177	99,624
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$152,091	$51,177	$100,914

June 30, 2012	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$84,249	$29,905	$54,344
Trade names	25,677	7,428	18,249
Vendor relationships	13,605	4,500	9,105
Non-competition agreements	4,740	2,888	1,852
Total Finite-Lived Intangibles	128,271	44,721	83,550
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$129,561	$44,721	$84,840

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

During the six month period ended December 31, 2012, the Company acquired intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$18,411	16 years
Trade names	458	9 years
Vendor relationships	2,138	10 years
Non-competition agreements	388	5 years
Total Intangibles Acquired	$21,395	15 years

Estimated future amortization expense by fiscal year (based on the Company’s intangible assets as of December 31, 2012) is as follows: $6,800 for the remainder of 2013, $14,100 for 2014, $12,700 for 2015, $11,400 for 2016, $9,600 for 2017 and $8,700 for 2018.

4.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2012 and June 30, 2012 totaled $10,817 and $10,322. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets and their fair values were based upon quoted market prices (Level 1 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.	SHAREHOLDERS' EQUITY

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2012			2011
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(594)	$—	$(594)	$(8,117)	$—	$(8,117)
Postemployment benefits:
Actuarial loss on remeasurement				(492)	(190)	(302)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	218	85	133	467	180	287
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to a plan curtailment				8,860	3,411	5,449
Reclassification of prior service cost into SD&A expense upon plan curtailment				3,117	1,200	1,917
Unrealized gain (loss) on investment securities available for sale				47	18	29
Other comprehensive income (loss)	$(376)	$85	$(461)	$3,882	$4,619	$(737)

	Six Months Ended December 31,
	2012			2011
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$8,408	$—	$8,408	$(11,159)	$—	$(11,159)
Postemployment benefits:
Actuarial loss on remeasurement				(492)	(190)	(302)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	436	170	266	934	360	574
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to a plan curtailment				8,860	3,411	5,449
Reclassification of prior service cost into SD&A expense upon plan curtailment				3,117	1,200	1,917
Unrealized gain (loss) on investment securities available for sale	23	9	14	(175)	(64)	(111)
Other comprehensive income (loss)	$8,867	$179	$8,688	$1,085	$4,717	$(3,632)

Antidilutive Common Stock Equivalents
In the three and six month periods ended December 31, 2012 and 2011, respectively, stock options and stock appreciation rights related to the acquisition of 171 and 251 shares of common stock in the three month periods and 171 and 276 shares of common stock in the six month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended December 31,	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$20	$127	$20	$8
Interest cost	315	588	47	59
Expected return on plan assets	(101)	(99)
Recognized net actuarial loss (gain)	184	265	(14)	(18)
Amortization of prior service cost	21	185	27	35
Curtailment loss		3,117
Net periodic cost	$439	$4,183	$80	$84

	Pension Benefits		Retiree Health Care Benefits
Six Months Ended December 31,	2012	2011	2012	2011
Components of net periodic cost:
Service cost	$39	$254	$40	$15
Interest cost	630	1,176	94	118
Expected return on plan assets	(202)	(198)
Recognized net actuarial loss (gain)	368	529	(27)	(36)
Amortization of prior service cost	42	370	54	70
Curtailment loss		3,117
Net periodic cost	$877	$5,248	$161	$167

The Company contributed $4,711 to its pension benefit plans and $105 to its retiree health care plans in the six months ended December 31, 2012. Expected contributions for the remainder of fiscal 2013 are $1,300 for the pension benefit plans to fund scheduled retirement payments and $135 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $4,803 and $3,708, in the three months ended December 31, 2012 and 2011, respectively, and $8,732 and $7,955 in the six months ended December 31, 2012 and 2011, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2012
Net sales	$480,476	$109,041	$589,517
Operating income for reportable segments	28,367	8,615	36,982
Depreciation and amortization of property	2,565	449	3,014
Capital expenditures	2,880	71	2,951

December 31, 2011
Net sales	$458,315	$112,082	$570,397
Operating income for reportable segments	29,280	10,151	39,431
Depreciation and amortization of property	2,353	427	2,780
Capital expenditures	6,546	334	6,880

Six Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2012
Net sales	$978,302	$221,734	$1,200,036
Operating income for reportable segments	62,088	19,151	81,239
Assets used in business	834,839	202,787	1,037,626
Depreciation and amortization of property	5,129	907	6,036
Capital expenditures	6,594	249	6,843

December 31, 2011
Net sales	$922,173	$227,798	$1,149,971
Operating income for reportable segments	58,674	21,388	80,062
Assets used in business	681,019	216,994	898,013
Depreciation and amortization of property	4,651	947	5,598
Capital expenditures	13,346	676	14,022

The company is in the process of implementing a new ERP system (SAP). ERP related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment. Expenses associated with the development and implementation of the ERP are included in Corporate and other expense (income) net, line in the reconciliation of operating income for reportable segments to the consolidated income before income taxes table below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Operating income for reportable segments	$36,982	$39,431	$81,239	$80,062
Adjustment for:
Intangible amortization—Service Center Based Distribution	1,304	841	2,527	1,718
Intangible amortization—Fluid Power Businesses	1,847	1,894	3,680	3,826
Corporate and other expense (income), net	(6,738)	3,361	(9,855)	(2,084)
Total operating income	40,569	33,335	84,887	76,602
Interest expense, net	15	10	40	57
Other (income) expense, net	(427)	778	(886)	2,710
Income before income taxes	$40,981	$32,547	$85,733	$73,835

Corporate and other expense (income) net, for fiscal 2011 included approximately $4,400 of non-recurring SD&A expense, mostly pertaining to the curtailment loss recognized upon freezing our Supplemental Executive Retirement Benefits Plan as well as certain one-time CEO transition related expenses. Additional fluctuations in corporate and other expense (income), net are due to changes in the amounts and levels of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Geographic Areas:
United States	$478,318	$478,222	$977,854	$965,650
Canada	74,140	73,502	148,351	147,075
Other countries	37,059	18,673	73,831	37,246
Total	$589,517	$570,397	$1,200,036	$1,149,971

Other countries consisted of Mexico, Australia and New Zealand for the periods ended December 31, 2012, and Mexico for the periods ended December 31, 2011.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.	OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(140)	$(374)	$(580)	$1,006
Foreign currency transaction (gains) losses	(343)	1,047	(425)	1,556
Other, net	56	105	119	148
Total other (income) expense, net	$(427)	$778	$(886)	$2,710

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and six-month periods ended December 31, 2012 and 2011, and of consolidated cash flows for the six-month periods ended December 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
February 8, 2013

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations), OEM (Original Equipment Manufacturer) and government markets. Applied is an authorized source for a diverse range of products, including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products.  The Company also provides customized shop services for mechanical, fabricated rubber and fluid power products, as well as services to meet storeroom management and maintenance training needs. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2013, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 524 facilities.

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

Overview
Consolidated sales for the quarter ended December 31, 2012 increased $19.1 million or 3.4% compared to the prior year quarter, with acquisitions contributing $25.3 million or 4.4% and a favorable foreign currency translation of $2.5 million increasing sales by 0.4%. Operating margin increased to 6.9% of sales from 5.8% for the prior year quarter largely driven by an increase in sales without a commensurate increase in SD&A costs. Net income of $27.0 million increased 29.2% compared to the prior year quarter. Shareholders' equity was $722.1 million at December 31, 2012, up from the June 30, 2012 level of $672.1 million. The current ratio was 2.7 to 1 at December 31, 2012 and 2.9 to 1 at June 30, 2012.

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

In the December quarter, Industrial Production increased at an annual rate of 1%. The MCU for December was 77.4, up from the September 2012 revised reading of 76.7. The ISM PMI averaged 50.7 in the December quarter, a slight decrease from 51.5 in the September quarter, and above 50 (its expansionary threshold).

The number of Company associates was 5,160 at December 31, 2012, 4,664 at June 30, 2012, and 4,682 at December 31, 2011. The number of operating facilities totaled 524 at December 31, 2012 and 476 at June 30, 2012 and 475 at December 31, 2011.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2012 and 2011

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2012	2011
Net Sales	100.0%	100.0%	3.4%
Gross Profit	27.6%	27.3%	4.8%
Selling, Distribution & Administrative	20.8%	21.4%	0.2%
Operating Income	6.9%	5.8%	21.7%
Net Income	4.6%	3.7%	29.2%

During the quarter ended December 31, 2012, sales increased $19.1 million or 3.4% compared to the prior year quarter, with acquisitions accounting for $25.3 million or 4.4%, and foreign currency translation increasing sales by $2.5 million or 0.4%. There were 62 selling days in the quarter ended December 31, 2012 versus 61 selling days in the quarter ended December 31, 2011 which would approximate a 1.6% increase in sales. Offsetting these increases are slight overall declines in sales in our businesses not acquired in the current year.

Sales from our Service Center Based Distribution segment, which, operates primarily in MRO markets, increased $22.2 million or 4.8% during the quarter from the same period in the prior year, primarily attributed to acquisition related sales growth. Acquisitions within this segment increased sales by $24.1 million or 5.3%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $3.0 million or 2.7% during the quarter from the same period in the prior year, primarily attributed to weakness within a few of our larger Fluid Power Businesses. Acquisitions within this segment increased sales by $1.2 million or 1.0%.

Sales in our U.S. operations were flat, with acquisitions adding $1.3 million or 0.3% . Sales from our Canadian operations increased $0.6 million or 0.9%, with acquisitions adding $5.7 million or 7.8% and a favorable foreign currency translation increasing Canadian sales by $1.9 million or 2.5%. The ongoing Canadian operations were impacted by some slowing of sales to resource industry, transportation and agricultural-OEM customers. Comparisons to the prior year period were also impacted by unique project sales in the prior year period which did not recur. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $18.4 million or 98.5% above the prior year. Virtually all of this increase, relates to our new Australian and New Zealand operations. We also experienced a favorable foreign currency translation of $0.6 million in Mexico .

During the quarter ended December 31, 2012, industrial products and fluid power products accounted for 72.3% and 27.7%, respectively, of sales as compared to 70.9% and 29.1%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 27.6%, as compared to the prior year's quarter of 27.3%. The increase can largely be attributed to the impact of higher supplier support for U.S. service centers, along with the impact of relatively higher margins from acquisitions.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 20.8% of sales in the quarter ended December 31, 2012 compared to 21.4% in the prior year quarter. On an absolute basis, SD&A increased $0.2 million or 0.2% compared to the prior year quarter. In the prior year quarter we incurred approximately $4.4 million of non-recurring SD&A expense mostly pertaining to the curtailment loss pertaining to freezing our Supplemental Executive Retirement

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Benefits Plan as well as certain one-time CEO transition related expenses. Adjusting for these items, SD&A expenses increased 3.8% during the quarter. Our ongoing operations experienced SD&A expense declines as this increase is entirely the result of acquisitions.

Operating income increased 21.7% or $7.2 million, and as a percent of sales increased to 6.9% from 5.8% during the prior year quarter. The quarterly increase in operating income primarily reflects the higher sales levels without an increase in SD&A expenses. The increase in the operating margin percentage is driven by an increase in sales of 3.4% as we lowered our SD&A as a percent of sales to 20.8% versus 21.4% in the second quarter of fiscal 2012.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.9% in the current year quarter, from 6.4% in the prior year quarter. This decrease is primarily attributable to an increase in the SD&A as a percentage of sales (representing 0.8% of the decrease) offset by improved gross profit margins, mostly as a result of acquisitions which operate at a higher gross margin (offsetting 0.3% of the decrease).

Operating income as a percentage of sales for the Fluid Power Business segment decreased to 7.9% in the current year quarter from 9.1% in the prior year quarter. This decrease is primarily attributable to a decrease in sales coupled with a slight increase in SD&A (representing 0.7% of the decrease) along with decreases in gross profit margin (representing 0.5% of the decrease)

Other income was $0.4 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million and net favorable foreign currency transaction gains of $0.3 million. During the prior year quarter other expense was $0.8 million which included net unfavorable foreign currency transaction losses of $1.0 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million.

The effective income tax rate was 34.0% for the quarter ended December 31, 2012 compared to 35.7% for the quarter ended December 31, 2011. Lower effective tax rates in foreign jurisdictions favorably reduced our rate when compared to the U.S. federal statutory rate by approximately 0.6% in the quarter, along with reduced state and local taxes of 0.2% and other items which reduced the rate by 0.9%. We expect our full year tax rate to be in the 34.0% to 34.5% range.

As a result of the factors addressed above, net income increased $6.1 million or 29.2% compared to the prior year quarter. Net income per share was $0.64 per share for the quarter ended December 31, 2012, compared to $0.49 in the prior year quarter.

Six months Ended December 31, 2012 and 2011

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2012	2011
Net Sales	100.0%	100.0%	4.4%
Gross Profit	27.3%	27.3%	4.2%
Selling, Distribution & Administrative	20.2%	20.7%	2.1%
Operating Income	7.1%	6.7%	10.8%
Net Income	4.7%	4.1%	19.6%

During the six months ended December 31, 2012, sales increased $50.1 million or 4.4% compared to the same period in the prior year, with acquisitions accounting for $44.8 million or 3.9%, and foreign currency translation decreasing sales by $2.8 million or 0.2%. There were 125 selling days in both the period ended December 31, 2012 and the period ended December 31, 2011.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales from our Service Center Based Distribution segment, which, operates primarily in MRO markets, increased $56.1 million or 6.1% during the six months ended December 31, 2012 from the same period in the prior year, primarily attributed to acquisition related sales growth. Acquisitions within this segment increased sales by $43.6 million or 4.7%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $6.1 million or 2.7% during the six months ended December 31, 2012 from the same period in the prior year, primarily attributed to weakness within a few of our Fluid Power Businesses. Acquisitions within this segment increased sales by $1.2 million or 0.5%.

During the six months ended December 31, 2012, sales in our U.S. operations were up $12.2 million or 1.3% with acquisitions adding $1.6 million or 0.2%. Sales from our Canadian operations increased $1.3 million or 0.9%, with acquisitions adding $10.5 million or 7.1% and an unfavorable foreign currency translation decreasing Canadian sales by $0.8 million or 0.6%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $36.6 million or 98.2% above the prior year, primarily driven by our new Australian and New Zealand operations. Mexican operations increased $3.8 million or 10.2% . This increase consisted of a $5.7 million increase in local currency sales partially offset by an unfavorable foreign currency translation of $1.9 million.

During the six months ended December 31, 2012, industrial products and fluid power products accounted for 72.2% and 27.8%, respectively, of sales as compared to 70.7% and 29.3%, respectively, for the same period in the prior year.

Our gross profit margin for the period was 27.3% consistent with the prior year. The consistency in gross profit margin is attributable to consistent increases in both sales and cost of sales of 4.4%.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 20.2% of sales for the six months ended December 31, 2012 compared to 20.7% in the prior year period. On an absolute basis, SD&A increased $5.0 million or 2.1% compared to the prior year period. In the prior year period we incurred approximately $4.5 million of non-recurring SD&A expense mostly pertaining to the curtailment loss pertaining to freezing our Supplemental Executive Retirement Benefits Plan as well as certain one-time CEO transition related expenses. Adjusting for these items, the adjusted SD&A expenses would have shown a 4.0% increase over the prior year period. This increase in adjusted SD&A is entirely the result of acquisitions as our ongoing operations experienced SD&A expense declines.

Operating income increased 10.8% or $8.3 million, and as a percent of sales increased to 7.1% from 6.7% during the prior year period. The period increase in operating income primarily reflects higher sales levels. The increase in the operating margin percentage is driven by improved leverage of our SD&A expenses over a larger base, as we lowered our SD&A as a percent of sales to 20.2% versus 20.7% in the same period of fiscal 2012, all while maintaining a consistent gross margin.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 6.3% in the current year period, from 6.4% in the prior year period. The stability in operating income as a percentage of sales is due to an increase in sales coupled with commensurate increases in both SD&A and gross profit margin.

Operating income as a percentage of sales for the Fluid Power Business segment decreased to 8.6% in the current year period from 9.4% in the prior year period. The decrease is attributable to declining sales without a commensurate decrease in SD&A(representing 0.3% of the decrease) along with decreased gross profit margins (representing 0.4% of the decrease)

Other income was $0.9 million in the period which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million and net favorable foreign currency transaction gains of $0.4 million. During the prior year period other expense was $2.7 million which included unrealized losses on investments held by non-qualified deferred compensation trusts of $1.0 million and net unfavorable foreign currency transaction losses of $1.6 million.

The effective income tax rate was 34.0% for the six month period ended December 31, 2012 compared to 35.9% for the six month period ended December 31, 2011. The impact of lower effective tax rates in foreign jurisdictions favorably reduced our rate when compared to the U.S. federal statutory rate by approximately 1.5% in the period, along with other tax items which reduced the rate by 0.4%. We expect our full year tax rate to be in the 34.0% to 34.5% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of the factors addressed above, net income increased $9.3 million or 19.6% compared to the prior year period. Net income per share was $1.33 per share for the six month period ended December 31, 2012, compared to $1.11 in the prior year period.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2012, we had $33.0 million in outstanding borrowings. At December 31, 2011, we had no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at December 31, 2012 was $442.5 million, compared to $435.6 million at June 30, 2012. The current ratio was 2.7 to 1 at December 31, 2012 and 2.9 to 1 at June 30, 2012.

In the first quarter, the Company acquired SKF's company-owned distribution businesses in Australia and New Zealand for cash consideration. The Company funded this acquisition from its available cash.

In the second quarter, the Company acquired Parts Associates Inc. based in Cleveland, Ohio. The Company funded this acquisition with funds drawn on the Company's revolving credit facility. The company also acquired Bearings & Oil Seals Specialists Inc. based in Ontario, Canada, as well as HyQuip Inc. based in Wisconsin. The Company funded these acquisitions from its available cash.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2012	2011
Operating Activities	$28,886	$30,216
Investing Activities	(72,469)	(14,282)
Financing Activities	15,376	(34,344)
Exchange Rate Effect	1,610	(2,170)
Decrease in Cash and Cash Equivalents	$(26,597)	$(20,580)

Net cash provided by operating activities was $28.9 million for the six months ended December 31, 2012 as compared to $30.2 million for the same period a year ago. Improved net income of $9.3 million was slightly more than offset by greater increases in working capital.

Net cash used in investing activities during the six months ended December 31, 2012 was $72.5 million; $6.8 million was used for capital expenditures (including capitalized costs associated with our ERP project) and $66.1 million for acquisitions. These uses of cash were partially offset by $0.4 million of proceeds from property sales. In the six months ended December 31, 2011, investing activities used $14.3 million including $1.2 million for acquisitions and $14.0 million for capital expenditures. These uses of cash were partially offset by $1.0 million of proceeds from property sales.

Net cash provided by financing activities was $15.4 million for the six months ended December 31, 2012. Financing activities included $17.7 million used to pay dividends, $1.8 million used to make acquisition holdback payments, offset by $33.0 million borrowed under the revolving credit facility, and $1.5 million from tax benefits from share based compensation. During the same period in the prior year, financing activities used $34.3 million of cash; repurchases of 644,100 shares of treasury stock used $19.0 million and dividends paid used $16.1 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ERP Project
In the second quarter of fiscal 2011, Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems for future growth. We have deployed our solution in a portion of our Canadian and U.S. operations. Deployments have continued in the second quarter with further deployments planned for fiscal 2013 and 2014.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire any shares of treasury stock in the six months ended December 31, 2012. At December 31, 2012, we had authorization to repurchase an additional 1,142,800 shares. During the six months ended December 31, 2011, we acquired 644,100 shares of treasury stock for $19.0 million.

Borrowing Arrangements
We have a $150.0 million revolving credit facility with a group of banks expiring in May 2017. There is $33.0 million outstanding under this facility at December 31, 2012. At December 31, 2012, unused capacity under this facility, net of outstanding letters of credit, was $107.8 million and is available to fund future acquisitions or other capital and operating requirements.

At December 31, 2012, we had an uncommitted long-term financing shelf facility enabling us to borrow up to $100 million with terms of up to fifteen years. This facility had no borrowings outstanding at December 31, 2012. In February 2013, prior to its expiration, the facility was extended to February 2016 and the available facility amount was increased to $125 million.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	December 31,	June 30,
	2012	2012
Accounts receivable, gross	$312,734	$315,375
Allowance for doubtful accounts	8,106	8,332
Accounts receivable, net	$304,628	$307,043
Allowance for doubtful accounts, % of gross receivables	2.6%	2.6%

	For the six months ended December 31,
	2012	2011
Provision for losses on accounts receivable	$604	$1,525
Provision as a % of net sales	0.05%	0.13%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 46.5 at December 31, 2012 versus 45.2 at June 30, 2012. Accounts receivable decreased 0.8% this year, compared to a 4.4% increase in sales in the six months ended December 31, 2012. We primarily attribute the increase in DSO to higher sales to large contract accounts.

Less than 3.4% of our accounts receivable balances are more than 90 days past due. On an overall basis, our provision for losses from uncollected receivables represent 0.05% of our sales in the six months ended December 31, 2012. Historically, this percentage is around 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at current costs. The annualized inventory turnover for the period ended December 31, 2012 was 4.1 versus 4.6 at June 30, 2012. We believe inventory turnover will improve through our June year-end, although it will not reach the levels achieved in the fiscal 2012. This slight decline in inventory turns pertains to our current year acquisitions as well as additions to core inventory in support of our strategic objectives.

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
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company began to implement SAP in parts of its Canadian and U.S. businesses to support both accounting and operating activities. The implementation at operating locations is expected to continue through the end of calendar year 2013. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation. This ongoing SAP implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the six months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases in the quarter ended December 31, 2012 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2012 to October 31, 2012	0	—	0	1,142,800
November 1, 2012 to November 30, 2012	0	—	0	1,142,800
December 1, 2012 to December 31, 2012	0	—	0	1,142,800
Total	0	—	0	1,142,800

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

4.3
Credit Agreement dated as of May 15, 2012, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company's Form 8-K dated May 17, 2012, SEC File No. 1-2299, and incorporated here by reference).

10.1
Second Amendment to Applied Industrial Technologies, Inc.'s Supplemental Executive Retirement Benefits Plan (filed as Exhibit 10.1 to the Company's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).

10.2
Amendment to Severance Agreement between Neil A. Schrimsher and Applied Industrial Technologies, Inc. (filed as Exhibit 10.2 to the Company's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	February 8, 2013	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
Chief Executive Officer

Date:	February 8, 2013	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer