Form 10-Q
period 2013-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2013-05-08
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2013
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
There were 42,139,788 (no par value) shares of common stock outstanding on April 15, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net Sales	$621,654	$605,461	$1,821,690	$1,755,432
Cost of Sales	447,254	437,848	1,319,838	1,273,646
Gross Profit	174,400	167,613	501,852	481,786
Selling, Distribution and Administrative, including depreciation	130,923	125,594	373,488	363,165
Operating Income	43,477	42,019	128,364	118,621
Interest Expense, net	107	54	147	111
Other (Income) Expense, net	(1,027)	(1,887)	(1,913)	823
Income Before Income Taxes	44,397	43,852	130,130	117,687
Income Tax Expense	15,095	14,434	44,253	40,952
Net Income	$29,302	$29,418	$85,877	$76,735
Net Income Per Share - Basic	$0.70	$0.70	$2.04	$1.82
Net Income Per Share - Diluted	$0.69	$0.69	$2.02	$1.79
Cash dividends per common share	$0.23	$0.21	$0.65	$0.59
Weighted average common shares outstanding for basic computation	42,098	42,109	42,038	42,157
Dilutive effect of potential common shares	472	670	479	681
Weighted average common shares outstanding for diluted computation	42,570	42,779	42,517	42,838
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income per the condensed statements of consolidated income	$29,302	$29,418	$85,877	$76,735

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(5,466)	5,912	2,941	(5,247)
Postemployment benefits:
Actuarial loss on remeasurement				(491)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	218	95	654	1,028
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to the plan curtailment				8,860
Reclassification of prior service cost into SD&A expense upon plan curtailment				3,117
Unrealized gain (loss) on investment securities available for sale	42	69	65	(106)
Total of other comprehensive income (loss), before tax	(5,206)	6,076	3,660	7,161
Income tax expense related to items of other comprehensive income	99	45	278	4,762
Other comprehensive income (loss), net of tax	(5,305)	6,031	3,382	2,399
Comprehensive income, net of tax	$23,997	$35,449	$89,259	$79,134
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2013	June 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$43,083	$78,442
Accounts receivable, less allowances of $8,517 and $8,332	336,245	307,043
Inventories	281,198	228,506
Other current assets	42,355	51,771
Total current assets	702,881	665,762
Property, less accumulated depreciation of $155,533 and $148,623	84,355	83,103
Intangibles, net	95,215	84,840
Goodwill	108,060	83,080
Deferred tax assets	26,407	26,424
Other assets	19,019	18,974
TOTAL ASSETS	$1,035,937	$962,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$140,865	$120,890
Compensation and related benefits	54,044	63,149
Other current liabilities	45,881	46,130
Total current liabilities	240,790	230,169
Postemployment benefits	34,924	39,750
Other liabilities	22,243	20,133
TOTAL LIABILITIES	297,957	290,052
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	152,676	150,070
Income retained for use in the business	801,812	743,360
Treasury shares—at cost (12,074 and 12,246 shares)	(225,322)	(226,730)
Accumulated other comprehensive income (loss)	(1,186)	(4,569)
TOTAL SHAREHOLDERS’ EQUITY	737,980	672,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,035,937	$962,183
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$85,877	$76,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	9,234	8,388
Amortization of intangibles	9,716	8,455
Amortization of stock options and appreciation rights	1,959	1,810
Gain on sale of property	(223)	(626)
Other share-based compensation expense	2,873	3,470
Changes in operating assets and liabilities, net of acquisitions	(39,787)	(39,625)
Other, net	(593)	3,364
Net Cash provided by Operating Activities	69,056	61,971
Cash Flows from Investing Activities
Property purchases	(9,836)	(18,295)
Proceeds from property sales	737	1,209
Net cash paid for acquisition of businesses, net of cash acquired	(67,591)	(14,297)
Net Cash used in Investing Activities	(76,690)	(31,383)
Cash Flows from Financing Activities
Purchases of treasury shares		(18,990)
Dividends paid	(27,468)	(24,939)
Excess tax benefits from share-based compensation	1,718	2,263
Acquisition holdback payments	(3,576)	—
Exercise of stock options and appreciation rights	498	324
Net Cash provided by (used in) Financing Activities	(28,828)	(41,342)
Effect of Exchange Rate Changes on Cash	1,103	(930)
Decrease in Cash and Cash Equivalents	(35,359)	(11,684)
Cash and Cash Equivalents at Beginning of Period	78,442	91,092
Cash and Cash Equivalents at End of Period	$43,083	$79,408

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2013, and the results of its operations for the three and nine month periods ended March 31, 2013 and 2012 and its cash flows for the nine months ended March 31, 2013 and 2012, have been included. The condensed consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2013.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

2.	BUSINESS COMBINATIONS

During the nine month period ended March 31, 2013, the Company acquired five distributors to complement and extend its business.

In December 2012, the Company acquired substantially all of the net assets of Norma Bearings, Inc., a distributor, located in Laval, Quebec, of bearings and power transmission products for a broad base of customers. The acquired business is included in the Service Center Based Distribution segment from January 1, 2013.

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

The amounts of goodwill and intangible assets acquired during the nine month period ended March 31, 2013 include acquisitions for which the allocation of the acquisition cost is preliminary and is subject to revision in future periods based on the final determination of fair values. The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the nine month period ended March 31, 2013 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2012	$83,080	$—	$83,080
Goodwill acquired during the period	23,498	929	24,427
Other, primarily currency translation	553		553
Balance at March 31, 2013	$107,131	$929	$108,060

At March 31, 2013, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2013	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$101,191	$36,548	$64,643
Trade names	27,795	9,147	18,648
Vendor relationships	15,709	5,233	10,476
Non-competition agreements	5,030	3,582	1,448
Total Intangibles	149,725	54,510	95,215

June 30, 2012	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$84,249	$29,905	$54,344
Trade names	25,677	7,428	18,249
Vendor relationships	13,605	4,500	9,105
Non-competition agreements	4,740	2,888	1,852
Total Finite-Lived Intangibles	128,271	44,721	83,550
Indefinite-Lived Trade Names	1,290		1,290
Total Intangibles	$129,561	$44,721	$84,840

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

During the nine month period ended March 31, 2013, the Company acquired intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$16,567	15 years
Trade names	636	8 years
Vendor relationships	2,138	10 years
Non-competition agreements	276	5 years
Total Intangibles Acquired	$19,617	14 years

Estimated future amortization expense by fiscal year (based on the Company’s intangible assets as of March 31, 2013) is as follows: $3,300 for the remainder of 2013, $12,400 for 2014, $11,400 for 2015, $10,400 for 2016, $9,700 for 2017 and $8,700 for 2018.

4.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2013 and June 30, 2012 totaled $9,955 and $10,322. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets and their fair values were based upon quoted market prices (Level 1 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.	SHAREHOLDERS' EQUITY

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2013			2012
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(5,466)	$—	$(5,466)	$5,912	$—	$5,912
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	218	85	133	95	20	75
Unrealized gain (loss) on investment securities available for sale	42	14	28	69	25	44
Other comprehensive income (loss)	$(5,206)	$99	$(5,305)	$6,076	$45	$6,031

	Nine Months Ended March 31,
	2013			2012
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$2,941	$—	$2,941	$(5,247)	$—	$(5,247)
Postemployment benefits:
Actuarial loss on remeasurement				(491)	(189)	(302)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	654	255	399	1,028	379	649
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to a plan curtailment				8,860	3,411	5,449
Reclassification of prior service cost into SD&A expense upon plan curtailment				3,117	1,200	1,917
Unrealized gain (loss) on investment securities available for sale	65	23	42	(106)	(39)	(67)
Other comprehensive income (loss)	$3,660	$278	$3,382	$7,161	$4,762	$2,399

Antidilutive Common Stock Equivalents
In the three and nine month periods ended March 31, 2013 and 2012, respectively, stock options and stock appreciation rights related to the acquisition of 180 and 112 shares of common stock in the three month periods and 208 and 263 shares of common stock in the nine month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31,	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$20	$17	$20	$7
Interest cost	314	436	47	59
Expected return on plan assets	(101)	(99)
Recognized net actuarial loss (gain)	184	57	(13)	(18)
Amortization of prior service cost	21	21	27	35
Net periodic cost	$438	$432	$81	$83

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31,	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$60	$271	$60	$22
Interest cost	945	1,612	142	177
Expected return on plan assets	(303)	(297)
Recognized net actuarial loss (gain)	551	586	(40)	(54)
Amortization of prior service cost	62	391	80	105
Curtailment loss		3,117
Net periodic cost	$1,315	$5,680	$242	$250

The Company contributed $5,846 to its pension benefit plans and $178 to its retiree health care plans in the nine months ended March 31, 2013. Expected contributions for the remainder of fiscal 2013 are $160 for the pension benefit plans to fund scheduled retirement payments and $60 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,889 and $5,021, in the three months ended March 31, 2013 and 2012, respectively, and $14,618 and $12,976 in the nine months ended March 31, 2013 and 2012, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2013
Net sales	$506,727	$114,927	$621,654
Operating income for reportable segments	35,357	9,607	44,964
Depreciation and amortization of property	2,735	463	3,198
Capital expenditures	2,894	99	2,993

March 31, 2012
Net sales	$486,808	$118,653	$605,461
Operating income for reportable segments	35,910	10,491	46,401
Depreciation and amortization of property	2,355	435	2,790
Capital expenditures	3,628	645	4,273

Nine Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2013
Net sales	$1,485,029	$336,661	$1,821,690
Operating income for reportable segments	97,445	28,758	126,203
Assets used in business	833,211	202,726	1,035,937
Depreciation and amortization of property	7,864	1,370	9,234
Capital expenditures	9,488	348	9,836

March 31, 2012
Net sales	$1,408,980	$346,452	$1,755,432
Operating income for reportable segments	94,584	31,878	126,462
Assets used in business	725,735	228,601	954,336
Depreciation and amortization of property	7,007	1,381	8,388
Capital expenditures	16,974	1,321	18,295

The company is in the process of implementing a new ERP system (SAP). ERP related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment. Expenses associated with the development and implementation of the ERP are included in Corporate and other expense (income), net line in the reconciliation of operating income for reportable segments to the consolidated income before income taxes table below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Operating income for reportable segments	$44,964	$46,401	$126,203	$126,462
Adjustment for:
Intangible amortization—Service Center Based Distribution	1,637	1,009	4,164	2,727
Intangible amortization—Fluid Power Businesses	1,873	1,902	5,553	5,728
Corporate and other expense (income), net	(2,023)	1,471	(11,878)	(614)
Total operating income	43,477	42,019	128,364	118,621
Interest expense, net	107	54	147	111
Other (income) expense, net	(1,027)	(1,887)	(1,913)	823
Income before income taxes	$44,397	$43,852	$130,130	$117,687

Fluctuations in corporate and other expense (income), net are due to changes in the amounts and levels of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Geographic Areas:
United States	$514,941	$522,870	$1,492,795	$1,488,520
Canada	70,497	65,316	218,848	212,391
Other countries	36,216	17,275	110,047	54,521
Total	$621,654	$605,461	$1,821,690	$1,755,432

Other countries consisted of Mexico, Australia and New Zealand for the periods ended March 31, 2013, and Mexico for the periods ended March 31, 2012.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.	OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(602)	$(1,249)	$(1,183)	$(244)
Foreign currency transactions (gain) loss	(231)	(385)	(656)	1,171
Other, net	(194)	(253)	(74)	(104)
Total other (income) expense, net	$(1,027)	$(1,887)	$(1,913)	$823

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed statements of consolidated income and condensed consolidated comprehensive income for the three-month and nine-month periods ended March 31, 2013 and 2012, and of condensed consolidated cash flows for the nine-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
May 7, 2013

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations), OEM (Original Equipment Manufacturer) and government markets. Applied is an authorized source for a diverse range of products, including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and general maintenance and mill supply products.  The Company also provides customized shop services for mechanical, fabricated rubber and fluid power products, as well as services to meet storeroom management and maintenance training needs. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2013, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 525 facilities.

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

Overview
Consolidated sales for the quarter ended March 31, 2013 increased $16.2 million or 2.7% compared to the prior year quarter, with acquisitions contributing $33.3 million or 5.5% and a favorable foreign currency translation of $1.6 million increasing sales by 0.3%. Operating margin increased to 7.0% of sales from 6.9% for the prior year quarter largely driven by an increase in gross profit, slightly offset by a more than commensurate increase in SD&A. Net income levels were flat compared to the prior year quarter. Shareholders' equity was $738.0 million at March 31, 2013, up from the June 30, 2012 level of $672.1 million. The current ratio was 2.9 to 1 at March 31, 2013 and 2.9 to 1 at June 30, 2012.

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

In the March quarter, Industrial Production increased at an annual rate of 5%, its largest gain since the first quarter of 2012. The MCU for March was 76.4, up slightly from the December 2012 revised reading of 76.3. The ISM PMI averaged 51.3 in the March quarter, an increase from 50.7 in the December quarter, and above 50 (its expansionary threshold).

The number of Company associates was 5,124 at March 31, 2013, 4,664 at June 30, 2012, and 4,645 at March 31, 2012. The number of operating facilities totaled 525 at March 31, 2013 and 476 at June 30, 2012 and 477 at March 31, 2012.

Results of Operations

Three months Ended March 31, 2013 and 2012

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2013	2012
Net Sales	100.0%	100.0%	2.7%
Gross Profit	28.1%	27.7%	4.0%
Selling, Distribution & Administrative	21.1%	20.7%	4.2%
Operating Income	7.0%	6.9%	3.5%
Net Income	4.7%	4.9%	(0.4)%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the quarter ended March 31, 2013, sales increased $16.2 million or 2.7% compared to the prior year quarter, with acquisitions accounting for $33.3 million or 5.5%, and foreign currency translation increasing sales by $1.6 million or 0.3%. We experienced overall declines in sales during the quarter in our businesses not acquired in the current year of 3.1%. The majority of this decrease is due to there being 62.5 selling days in the quarter ended March 31, 2013 versus 64 selling days in the quarter ended March 31, 2012 which would approximate a 2.3% decrease in sales.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $19.9 million or 4.1% during the quarter from the same period in the prior year, primarily attributed to acquisition related sales growth. Acquisitions within this segment increased sales by $31.4 million or 6.5%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $3.7 million or 3.1% during the quarter from the same period in the prior year, primarily attributed to weakness within a few of our larger Fluid Power Businesses. Acquisitions within this segment increased sales by $1.9 million or 1.6%.

Sales in our U.S. operations were down $7.9 million or 1.5%, with acquisitions adding $10.3 million or 2.0%. Sales from our Canadian operations increased $5.2 million or 7.9%, with acquisitions adding $4.3 million or 6.6% and a favorable foreign currency translation increasing Canadian sales by $0.9 million or 1.3%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $18.9 million or 109.6% above the prior year. Virtually all of this increase relates to our new Australian and New Zealand operations.

During the quarter ended March 31, 2013, industrial products and fluid power products accounted for 72.6% and 27.4%, respectively, of sales as compared to 71.1% and 28.9%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 28.1%, as compared to the prior year's quarter of 27.7%. The increased margins are attributable to the impact of relatively higher gross margins from acquired operations.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.1% of sales in the quarter ended March 31, 2013 compared to 20.7% in the prior year quarter. The increase in SD&A as a percentage of sales is due to the relatively higher level of SD&A expense from acquired operations. On an absolute basis, SD&A increased $5.3 million or 4.2% compared to the prior year quarter.

Operating income increased 3.5% or $1.5 million, and as a percent of sales increased to 7.0% from 6.9% during the prior year quarter. The period increase in operating income primarily reflects the higher gross profit levels offset somewhat by an increase in SD&A.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 7.0% in the current year quarter from 7.4% in the prior year quarter. This decrease is primarily attributable to a 0.2% decrease in our core operations gross profit margins coupled with a 0.2% impact from a lower level of profitability experienced in the quarter from our recent acquisition in Australia and New Zealand.

Operating income as a percentage of sales for the Fluid Power Business segment decreased to 8.4% in the current year quarter from 8.8% in the prior year quarter. This decrease is primarily attributable to a 0.3% lower level of gross profit margins along with a 0.1% negative impact of SD&A expenses as a percentage of sales due to lower sales levels.

Segment operating income is impacted by changes in the amounts and levels of expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.

The effective income tax rate was 34.0% for the quarter ended March 31, 2013 compared to 32.9% for the quarter ended March 31, 2012. In the prior year the lower rate was primarily due to several discrete items that did not recur in the current year. We expect our full year tax rate for fiscal year 2013 to be in the 34.0% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of the factors addressed above, net income decreased $0.1 million or 0.4% compared to the prior year quarter. Net income per share was $0.69 per share for the quarter ended March 31, 2013, compared to $0.69 in the prior year quarter.

Nine months Ended March 31, 2013 and 2012

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2013	2012
Net Sales	100.0%	100.0%	3.8%
Gross Profit	27.5%	27.4%	4.2%
Selling, Distribution & Administrative	20.5%	20.7%	2.8%
Operating Income	7.0%	6.8%	8.2%
Net Income	4.7%	4.4%	11.9%

During the nine months ended March 31, 2013, sales increased $66.3 million or 3.8% compared to the same period in the prior year, with acquisitions accounting for $78.1 million or 4.5%, and foreign currency translation decreasing sales by $1.2 million or 0.1%. We experienced overall declines in sales during the year to date period in our businesses not acquired in the current year of 0.6%. The majority of this decrease is due to there being 187.5 selling days in the period ended March 31, 2013 and 189 selling days in the period ended March 31, 2012 which would approximate a 0.8% decrease in sales.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $76.0 million or 5.4% during the nine months ended March 31, 2013 from the same period in the prior year, primarily attributed to acquisition related sales growth. Acquisitions within this segment increased sales by $75.1 million or 5.3%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $9.8 million or 2.8% during the nine months ended March 31, 2013 from the same period in the prior year, primarily attributed to weakness within a few of our Fluid Power Businesses. Acquisitions within this segment increased sales by $3.1 million or 0.9%.

During the nine months ended March 31, 2013, sales in our U.S. operations increased $4.3 million or 0.3% with acquisitions adding $11.9 million or 0.8%. Sales from our Canadian operations increased $6.5 million or 3.0%, with acquisitions adding $14.8 million or 7.0%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, increased $55.5 million or 101.8% from the the prior year, primarily attributed to the acquisition of our new Australian and New Zealand operations.

During the nine months ended March 31, 2013, industrial products and fluid power products accounted for 72.3% and 27.7%, respectively, of sales as compared to 70.9% and 29.1%, respectively, for the same period in the prior year.

Our gross profit margin for the period was 27.5% as compared to the prior year's period of 27.4%. The increase in gross profit margin was attributable to an increase in sales of 3.8% with an increase in cost of sales of only 3.6%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 20.5% of sales for the nine months ended March 31, 2013 compared to 20.7% in the prior year period. On an absolute basis, SD&A increased $10.3 million or 2.8% compared to the prior year period. In the prior year period we incurred approximately $4.5 million of non-recurring SD&A expense mostly pertaining to a curtailment loss incurred when we froze participant benefits provided under our Supplemental Executive Retirement Benefits Plan as well as costs associated with our CEO transition. Adjusting for these items, the adjusted SD&A expenses would have shown a 4.1% increase over the prior year period. This increase in adjusted SD&A was entirely the result of acquired operations as our ongoing operations experienced SD&A expense declines.

Operating income increased 8.2% or $9.7 million, and as a percent of sales increased to 7.0% from 6.8% during the prior year period. The period increase in operating income primarily reflects higher gross profit with a less than commensurate increase in SD&A.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased slightly to 6.6% in the current year period, from 6.7% in the prior year period remaining relatively consistent.

Operating income as a percentage of sales for the Fluid Power Business segment decreased to 8.5% in the current year period, from 9.2% in the prior year period. The decrease is primarily attributable to a 0.3% negative impact of SD&A expenses as a percentage of sales due to lower sales levels, coupled with a 0.4% impact of lower gross profit margins.

Segment operating income is impacted by changes in the amounts and levels of expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.

The effective income tax rate was 34.0% for the nine month period ended March 31, 2013 compared to 34.8% for the nine month period ended March 31, 2012. The impact of lower effective tax rates in foreign jurisdictions reduced our rate by approximately 0.7% in the period, and other tax items reduced the rate by 0.1%. We expect our full year tax rate for fiscal 2013 to be in the 34.0% range.

As a result of the factors addressed above, net income increased $9.1 million or 11.9% compared to the prior year period. Net income per share was $2.02 per share for the nine month period ended March 31, 2013, compared to $1.79 in the prior year period.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2013 and March 31, 2012, we had no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at March 31, 2013 was $462.1 million, compared to $435.6 million at June 30, 2012. The current ratio was 2.9 to 1 at March 31, 2013 and 2.9 to 1 at June 30, 2012.

In the first quarter, the Company acquired SKF's company-owned distribution businesses in Australia and New Zealand for cash consideration. The Company funded this acquisition from its available cash.

In the second quarter, the Company acquired Parts Associates Inc. based in Cleveland, Ohio. The Company funded this acquisition with funds drawn on the Company's revolving credit facility, which has since been repaid. The company also acquired Bearings & Oil Seals Specialists Inc. based in Ontario, Canada, as well as HyQuip Inc. based in Wisconsin. The Company funded these acquisitions from its available cash.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In the third quarter, the Company acquired Norma Bearings Inc. located in Laval, Quebec. The Company funded this acquisition from its available cash.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2013	2012
Operating Activities	$69,056	$61,971
Investing Activities	(76,690)	(31,383)
Financing Activities	(28,828)	(41,342)
Exchange Rate Effect	1,103	(930)
Decrease in Cash and Cash Equivalents	$(35,359)	$(11,684)

Net cash provided by operating activities was $69.1 million for the nine months ended March 31, 2013 as compared to $62.0 million for the same period a year ago. The increase is due primarily to increased net income while experiencing our normal seasonal working capital demands.

Net cash used in investing activities during the nine months ended March 31, 2013 increased to $76.7 million during the current period versus $31.4 million in the prior period. The increase is due to a higher level of acquisitions during the current period of $67.6 million compared to $14.3 million in the prior period. Partially offsetting the increase is a lower level of property additions of $9.8 million compared to $18.3 million in the prior period as we begin to wind down the capitalized assets added due to the implementation of our new ERP system.

Net cash used in financing activities decreased to $28.8 million for the nine months ended March 31, 2013 versus $41.3 million in the prior period. The decrease is primarily due to $19.0 million used in the prior year for repurchases of 644,100 shares of treasury stock, no purchases of treasury stock were completed in the current period. Partially offsetting the decrease is higher dividend payments of $27.5 million compared to $24.9 million due to increases in the dividend per common share.

ERP Project
In the second quarter of fiscal 2011, Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems for future growth. We have deployed our solution in a portion of our Canadian and U.S. operations. Deployments have continued in the third quarter with further deployments planned for fiscal 2013 and 2014.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We did not acquire any shares of treasury stock in the nine months ended March 31, 2013. At March 31, 2013, we had authorization to repurchase an additional 1,142,800 shares. During the nine months ended March 31, 2012, we acquired 644,100 shares of treasury stock for $19.0 million.

Borrowing Arrangements
We have a $150.0 million revolving credit facility with a group of banks expiring in May 2017. There are no borrowings outstanding under this facility at March 31, 2013. At March 31, 2013, unused capacity under this facility, net of outstanding letters of credit, was $140.9 million and is available to fund future acquisitions or other capital and operating requirements.

We also have an uncommitted long-term financing shelf facility which expires in February 2016, enabling us to borrow up to $125 million with terms of up to fifteen years. This facility had no borrowings outstanding at March 31, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	March 31,	June 30,
	2013	2012
Accounts receivable, gross	$344,762	$315,375
Allowance for doubtful accounts	8,517	8,332
Accounts receivable, net	$336,245	$307,043
Allowance for doubtful accounts, % of gross receivables	2.5%	2.6%

	Nine Months Ended March 31,
	2013	2012
Provision for losses on accounts receivable	$1,273	$2,947
Provision as a % of net sales	0.07%	0.17%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 48.3 at March 31, 2013 versus 45.2 at June 30, 2012. Accounts receivable increased 9.5% this year, compared to a 3.8% increase in sales in the nine months ended March 31, 2013. We primarily attribute the increase in DSO to the timing of the March month end.

The lower provision for losses on accounts receivable reflects a lower level of customer bankruptcies in the current year period.

Approximately 2.9% of our accounts receivable balances are more than 90 days past due. On an overall basis, our provision for losses from uncollected receivables represent 0.07% of our sales in the nine months ended March 31, 2013. Historically, this percentage is around 0.14%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at current costs. The annualized inventory turnover for the period ended March 31, 2013 was 4.1 versus 4.6 at June 30, 2012. We believe inventory turnover will improve through our June year-end, although it will not reach the levels achieved in the fiscal 2012. This slight decline in inventory turns pertains to our current year acquisitions as well as additions to core inventory in support of our strategic objectives.

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
Other than as described above, there have not been any changes in internal control over financial reporting during the nine months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases in the quarter ended March 31, 2013 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2013 to January 31, 2013	0	—	0	1,142,800
February 1, 2013 to February 28, 2013	0	—	0	1,142,800
March 1, 2013 to March 31, 2013	0	—	0	1,142,800
Total	0	—	0	1,142,800

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

4.3
Private Shelf Agreement dated as of November 27, 1996, as most recently amended on February 4, 2013, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	May 7, 2013	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
Chief Executive Officer

Date:	May 7, 2013	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer