Form 10-K
period 2013-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2013-08-20
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2012): $1,736,453,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2013
Common Stock, without par value	42,207,810

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents, portions of which are incorporated by reference, and the Parts of this Form 10-K into which such portions are incorporated:

(1)
Applied Industrial Technologies, Inc. annual report to shareholders for the fiscal year ended June 30, 2013, portions of which are incorporated by reference into Parts I, II and IV of this Form 10-K, and

(2)	Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2013, portions of which are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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

     Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are based on current expectations regarding important risk factors, many of which are outside Applied's control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements. The making of those statements should not be regarded as a representation by Applied or another person that the results expressed in the statements will be achieved. In addition, Applied assumes no obligation publicly to update or revise forward-looking statements, whether because of new information or events, or otherwise, except as may be required by law.

     Applied believes its primary risk factors include, but are not limited to, those identified in “Risk Factors” at Part I, Item 1A, and in “Narrative Description of Business,” at Part I, Item 1, section (c), in this annual report on Form 10-K, as well as in “Management's Discussion and Analysis” in Applied's 2013 annual report to shareholders. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I.

ITEM 1. BUSINESS.

In this annual report on Form 10-K, “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the company” refer to Applied and its subsidiaries.

Applied is a leading industrial distributor in North America, Australia, and New Zealand, supplying customers in a wide range of industries with products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and other industrial and maintenance supplies. We provide engineering, design, and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber, and fluid power shop services. We also offer maintenance training and inventory and storeroom management solutions.

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

Our Internet address is www.applied.com. The following documents are available free of charge via hyperlink from the investor relations area of our website:

•
Applied's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports -- these documents are posted as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission

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

(a) General Development of Business.

Information regarding developments in our business can be found in Applied's 2013 annual report to shareholders under the caption “Management's Discussion and Analysis.” This information is incorporated here by reference.

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

Segment financial information can be found in the 2013 annual report to shareholders in note 12 to the consolidated financial statements. That information is incorporated here by reference.

(c) Narrative Description of Business.

Overview. Our field operating structure is built on two platforms - service center-based distribution and fluid power businesses:

•
Service Center-Based Distribution. We distribute a wide range of industrial products through service centers across North America, Australia, and New Zealand. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs.

In addition to the service center network, this segment includes:

•	Our Maintenance Supplies & Solutions service offering, which distributes industrial and maintenance supplies,

•	Regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements, and

•	Rubber service field crews, which install and repair belts and rubber linings at customer locations.

The service center-based distribution business accounts for a substantial majority of our field operations and 81% of our 2013 sales dollars. The business operates in the United States, Canada, Australia, and New Zealand using the Applied Industrial Technologies trade name. We are known as Applied México in Mexico and Rafael Benitez Carrillo in Puerto Rico.

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

United States		International
Air Draulics Engineering	Engineered Sales	Atelier P.V. Hydraulique (Canada)
Air-Hydraulic Systems	FluidTech	HyPower (Canada)
Applied Engineered Systems	HydroAir	Pro-Hydraulique (Canada)
Bay Advanced Technologies	HyQuip	Vycmex (Mexico)
Carolina Fluid Components	Kent Fluid Power
DTS Fluid Power	Power Systems
ESI Power Hydraulics	Spencer Fluid Power
Elect-Air

     Products. We are a leading distributor of products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, and other industrial and maintenance supplies. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.

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

Our product suppliers typically confine their direct sales activities to large-volume transactions, mainly with large original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer, but instead refer the customer to us or another distributor.

Net sales by product category for the most recent three fiscal years is detailed in the 2013 annual report to shareholders in note 12 to the consolidated financial statements. That information is incorporated here by reference.

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

Our service center sales associates include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make on-site calls to customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs, as well as automated supplies dispensing systems. Account managers also measure and document the value of the cost savings and increased productivity we help generate. Product and industry specialists assist with applications in their areas of expertise.

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

In addition to our electronic capabilities, we serve customers with our paper catalog, a comprehensive purchasing tool and resource guide for industrial and maintenance products.

We supplement the service center product offering with our MaintenancePro® fee-based technical training seminars. These courses provide customer personnel with information on maintenance, troubleshooting, component application, and failure analysis in the areas of hydraulics and pneumatics, lubrication, bearings, and power transmission.

The Maintenance Supplies & Solutions service offering provides inventory management services, at customer sites, for industrial and maintenance supplies, including fasteners, cutting tools, paints and chemicals, fluid flow, safety, and janitorial products.

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

     Markets. We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, mining, primary metals, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 3% of our net sales.

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

Our principal competitors are other bearing, power transmission, industrial rubber, fluid power, linear motion, tools, and safety product distributors, and, to a lesser extent, distributors of other industrial and maintenance supplies and catalog companies. These competitors include local, regional, national, and multinational operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do. The identity and number of our competitors vary throughout the geographic and product markets we serve.

Although we are one of the leading distributors in North America, Australia, and New Zealand for the primary categories of products we provide in those areas, our market share for those products in a given geographic area may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.

     Backlog Orders and Seasonality. Because of our product resources and distribution network, backlog orders are not material to our business as a whole, although they are a more important factor for our fluid power businesses. Our business has exhibited minor seasonality -- in particular, sales per day during the first half of our fiscal year have tended in the past to be slightly lower compared with the second half due, in part, to the impact of customer plant shutdowns and holidays.

     Patents, Trademarks, Trade Names, and Licenses. Customer recognition of our service marks and trade names, including Applied Industrial Technologies®, Applied®, and AIT®, is an important contributing factor to our sales. Patents and licenses are not of material importance to our business.

     Raw Materials and General Business Conditions. Our operations are dependent on general industrial and economic conditions. We would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by a recession or depression that has an adverse effect on industrial activity generally in the markets we serve or on key customer industries.

Number of Employees. At June 30, 2013, we had 5,109 employees.

Working Capital. Our working capital position is discussed in “Management's Discussion and Analysis” in the 2013 annual report to shareholders.

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

(d) Financial Information about Geographic Areas.

Information regarding our foreign operations, including information about revenues and long-lived assets, is included in the 2013 annual report to shareholders in note 12 to the consolidated financial statements and in “Quantitative and Qualitative Disclosures about Market Risk.” That information is incorporated here by reference.

ITEM 1A. RISK FACTORS.

In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing our company. Certain risks are identified in “Management's Discussion and Analysis” in Applied's 2013 annual report to shareholders and that information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations.

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

Consolidation in our customers' and suppliers' industries could adversely affect our business and financial results. In recent years, we have witnessed consolidation among our product suppliers and customers. As customer industries consolidate, a greater proportion of our sales could be derived from higher volume contracts, which could adversely impact the amount and volatility of our earnings. Consolidation among customers can trigger changes in their purchasing strategies, potentially moving large blocks of business among competing industrial distributors and contributing to volatility in our sales and pressure on prices. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases.

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

In addition, as a distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or Applied in particular, in a manner that adversely impacts us. For example, key suppliers could change the following: the prices we must pay for their products relative to other distributors or relative to competing products; the geographic or product line breadth of distributor authorizations; supplier purchasing incentive or other support programs; or product purchase or stocking expectations.

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

We are in the process of replacing multiple legacy applications with an SAP software platform, to enhance our business information and transaction systems to support future growth. The implementation is occurring over several years in planned phases, primarily based on geographic region; as of June 30, 2013, portions of our operations in the U.S. and Canada were on SAP. The process is technically intensive, requiring design, testing, modifications, training, and project coordination. Despite extensive planning, we could experience disruptions in our business operations related to the implementation because of the project's complexity. The potential material adverse consequences could include delays, loss of information, diminished management reporting capabilities, damage to our ability to process transactions, harm to our control environment (including during the transition period of operating on two systems), diminished employee productivity, and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from the new platform is not assured.

     Volatility in product and energy costs can affect our profitability. In the last decade, cost increases in commodity resources, such as steel and energy, led product manufacturers to increase the prices of products we distribute. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. These costs have fluctuated significantly in recent years. Our ability to pass along to customers the increases in our costs depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. When costs fall, market prices can fall too, again potentially affecting profitability.

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

Further, even if we successfully integrate the acquisitions with our operations, we may not be able to realize the cost savings, sales, profit levels, or other benefits that we anticipate from these acquisitions, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to achieve planned operating results, to reduce duplicative expenses and inventory effectively, and to consolidate facilities; the incurrence of significant integration costs or charges in order to achieve those benefits; and our ability to retain key product supplier authorizations, customer relationships, and employees. In addition, future acquisitions could place significant demand on administrative, operational, and financial resources.

     Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of future financing. Although the credit market turmoil of several years ago did not have a significant adverse impact on our liquidity or borrowing costs, the availability of funds tightened and credit spreads on corporate debt increased. If credit market volatility were to return, then obtaining additional or replacement financing could be more difficult and the cost of issuing new debt or replacing a credit facility could be higher than under our current facilities. Tight credit conditions could limit our ability to finance acquisitions on terms acceptable to us. For more information relating to borrowing and interest rates, see the following sections of Applied's 2013 annual report to shareholders: the “Liquidity and Capital Resources” section of “Management's Discussion and Analysis,” “Quantitative and Qualitative Disclosures about Market Risk,” and note 5 to the consolidated financial statements.

     Our growth outside the United States increases our exposure to global economic and political conditions. Foreign operations contributed 18% of our sales in 2013. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations will increase.

     Our business depends on our ability to attract, develop, motivate, and retain qualified sales and customer service personnel and other skilled managers and professionals. There are significant costs associated with recruiting, training, and developing skilled employees. With respect to sales and customer service positions, we greatly benefit from having employees who are familiar with the products we sell and their applications, as well as with our customer and supplier relationships. We could be adversely affected by a shortage of, or increased competition for, available skilled workers, or by the loss of a significant number of our sales and customer service personnel or other managers or professionals, including through retirement as the workforce ages.

     An interruption of operations at our headquarters or distribution centers could adversely impact our business. Our business depends on maintaining operations at our headquarters and distribution centers. A serious, prolonged interruption due to power outage, telecommunications outage, terrorist attack, earthquake, extreme weather events, other natural disasters, fire, flood, or other interruption could have a material adverse effect on our business and financial results.

     We are subject to litigation and regulatory risk due to the nature of our business, which may have a material adverse effect on our business. From time to time, we are involved in lawsuits or other legal proceedings that arise from our business. These may, for example, relate to product liability claims, commercial disputes, personal injuries, or employment-related matters. In addition, we could face claims over other matters, such as claims arising from our status as a government contractor or public company, or otherwise relating to our compliance with a wide array of laws and regulations to which we are subject. The defense and ultimate outcome of lawsuits or other legal proceedings or inquiries may result in higher operating expenses, which could have a material adverse effect on our business, financial condition, or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.

We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2013, we owned real properties at 126 locations and leased 361 locations. Certain properties house more than one operation.

The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2013.

Location of Principal Owned Real Property	Type of Facility
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop

Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2013 were:

Location of Principal Leased Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Fontana, California	Distribution center, rubber shop, fluid power shop and service center
Newark, California	Fluid power shop
Denver, Colorado	Rubber shop and service center
Lenexa, Kansas	Fluid power shop
Chanhassen, Minnesota	Fluid power shop
Billings, Montana	Fluid power shop
Cleveland, Ohio (two locations)	Offices and warehouse
Elyria, Ohio	Product return center and service center
Portland, Oregon	Distribution center
Kent, Washington	Offices, fluid power shop, and service center
Longview, Washington	Service center, rubber shop and fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Edmonton, Alberta	Service center and shop
Winnipeg, Manitoba	Distribution center and service center

The properties in Newark, Lenexa, Chanhassen, and Billings are used in our fluid power businesses segment. The Fontana, Kent, and Longview properties are used in both the service center-based distribution segment and the fluid power businesses segment. The remaining properties are used in the service center-based distribution segment.

We consider our properties generally sufficient to meet our requirements for office space and inventory stocking. A service center's size is primarily influenced by the amount and types of inventory the service center requires to meet customers' needs.

In recent years, when opening new operations, we have tended to lease rather than purchase real property. We do not consider any service center, distribution center, or shop property to be material, because we believe that, if it becomes necessary or desirable to relocate an operation, other suitable property could be found.

In addition to operating locations, we own or lease certain properties which in the aggregate are not material and are either for sale, lease, or sublease to third parties due to a relocation or closing. We also may lease or sublease to others unused portions of buildings.

Additional information regarding our properties is included in the 2013 annual report to shareholders in note 11 to the consolidated financial statements. That information is incorporated here by reference.

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

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held following the annual meeting of shareholders. The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 23, 2012:

Name	Positions and Experience	Age
Neil A. Schrimsher	President (since August 2013) and Chief Executive Officer (since October 2011). From February 2010 to August 2011, Mr. Schrimsher was Executive Vice President of Cooper Industries plc (formerly NYSE: CBE), a global electrical products manufacturer, where he led Cooper's Electrical Products Group and headed numerous domestic and international growth initiatives. He was also President of Cooper Lighting, Inc. throughout the period from 2006 to December 2010.	49
Thomas E. Armold	Vice President-Marketing and Strategic Accounts	58
Todd A. Barlett	Vice President-Acquisitions and Global Business Development	58
Fred D. Bauer	Vice President-General Counsel & Secretary	47
Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer	56
Carl E. Will	Chief Commercial Officer since July 2013. From 2004 to January 2013, he served as an executive with Invacare Corporation (NYSE: IVC), which engages in the design, manufacture, and distribution of medical equipment and supplies worldwide. Most recently, he was Invacare's Senior Vice President-Global Commercial Operations from November 2010 to January 2013 and its Senior Vice President-North American Homecare from 2008 to November 2010.	43

Benjamin J. Mondics, formerly President & Chief Operating Officer, retired from Applied on August 16, 2013. Michael L. Coticchia, Vice President-Chief Human Resources Officer, resigned on July 1, 2013.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the principal market for Applied's common stock, the quarterly stock prices and dividends for the fiscal years ended June 30, 2013, 2012, and 2011 and the number of shareholders of record as of August 15, 2013 is set forth in the 2013 annual report to shareholders, under the captions “Quarterly Operating Results” and “Quarterly Volume and Price Information,” and that information is incorporated here by reference.

The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2013.

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2013 to April 30, 2013	1,300	40.96	1,300	1,141,500
May 1, 2013 to May 31, 2013	—	—	—	1,141,500
June 1, 2013 to June 30, 2013	—	—	—	1,141,500
Total	1,300	40.96	1,300	1,141,500

(1)	During the quarter ended June 30, 2013, Applied purchased 317 shares in connection with an employee deferred compensation program. This purchase is not counted in the authorization in note (2).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

“Management's Discussion and Analysis” is set forth in the 2013 annual report to shareholders and is incorporated here by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

The disclosures about market risk required by this item are set forth in Applied's 2013 annual report to shareholders, which information is incorporated here by reference. For more information relating to borrowing and interest rates, see the “Liquidity and Capital Resources” section of “Management's Discussion and Analysis” and note 5 to the consolidated financial statements in Applied's 2013 annual report to shareholders. That information is also incorporated here by reference. In addition, see “Risk Factors,” above, for additional risk factors relating to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and supplementary data of Applied and its subsidiaries and the reports of the independent registered public accounting firm listed below, which are included in the 2013 annual report to shareholders at the pages indicated, are incorporated here by reference and filed with this report:

		Page No.
Financial Statements:
•	Statements of Consolidated Income for the Years Ended June 30, 2013, 2012, and 2011	14
•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2013, 2012, and 2011	15
•	Consolidated Balance Sheets at June 30, 2013 and 2012	16
•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2013, 2012, and 2011	17
•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2013, 2012, and 2011	18
•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2013, 2012, and 2011	19-37
Reports of Independent Registered Public Accounting Firm		38, 40
Supplementary Data:
•	Quarterly Operating Results	41

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.

Applied's management, under the supervision and with the participation of the chief executive officer (CEO) and the chief financial officer (CFO), has evaluated the effectiveness of the company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on that evaluation, management has concluded that the Company's disclosure controls and procedures are effective.

Applied has undertaken a multi-year project to transform our technology platforms and enhance our business information and transaction systems with SAP enterprise resource planning software. We have begun to implement SAP in parts of our Canadian and U.S. businesses to support both operating and accounting activities. The implementation at operating locations is expected to continue through fiscal year 2014. Changes in Applied's key business applications and financial processes as a result of the continuing implementation of SAP are being evaluated by management. We are designing processes and internal controls to address changes in internal control over financial reporting as a result of the SAP implementation. This ongoing implementation presents transitional risks to maintaining adequate internal controls over financial reporting.

Other than as described above, management has not identified a change in internal control over financial reporting occurring during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's annual report on Applied's internal control over financial reporting and the attestation report of the independent registered public accounting firm are set forth in the 2013 annual report to shareholders and are incorporated here by reference.

ITEM 9B. OTHER INFORMATION.

Applied's Board of Directors elected Neil A. Schrimsher, Chief Executive Officer, to the additional office of President, effective upon the retirement of Benjamin J. Mondics on August 16, 2013.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 29, 2013, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2013, under the captions “Executive Compensation” and “Compensation Committee Report.”

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

The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,080,260	$28.79	*
Equity compensation plans not approved by security holders	0	—	0
Total	1,080,260	$28.79	*

*
The 2011 Long-Term Performance Plan was adopted to replace the 2007 Long-Term Performance Plan, and the 2007 Long-Term Performance Plan replaced the 1997 Long-Term Performance Plan. Stock options and stock appreciation rights remain outstanding under each of the 1997 and 2007 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2011 Long-Term Performance Plan at June 30, 2013, was 1,647,794. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2013, under the caption “Holdings of Major Shareholders, Officers, and Directors.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2013, under the caption “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2013, under the caption “Item 3 - Ratification of Auditors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1. Financial Statements.

The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in the 2013 annual report to shareholders, and are incorporated by reference in Item 8 of this report:

•	Statements of Consolidated Income for the Years Ended June 30, 2013, 2012, and 2011

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2013, 2012, and 2011

•	Consolidated Balance Sheets at June 30, 2013 and 2012

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2013, 2012, and 2011

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2013, 2012, and 2011

•	Reports of Independent Registered Public Accounting Firm

•	Supplementary Data:

• Quarterly Operating Results

(a)2. Financial Statement Schedule.

The following report and schedule are included in this Part IV, and are found in this report at the pages indicated:

		Page No.

•	Report of Independent Registered Public Accounting Firm	22

•	Schedule II - Valuation and Qualifying Accounts	23

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as most recently amended on February 4, 2013, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.3 to Applied's Form 10-Q for the quarter ended March 31, 2013, SEC File No. 1-2299, and incorporated here by reference).

4.3
Credit Agreement dated as of May 15, 2012, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied's Form 8-K dated May 17, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2013 under the caption “Director Compensation.”

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

*10.7
Form of Change in Control Agreement between Applied and each of its executive officers, except for Neil A. Schrimsher and Carl E. Will (filed as Exhibit 99.1 to Applied's Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.8
Key Executive Restoration Plan, as amended and restated, for Applied's executive officers and list of participants (filed as Exhibit 10.1 to Applied's Form 8-K dated August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.9
Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) in which the executive officers, except for Neil A. Schrimsher and Carl E. Will, participate (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.10
First Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.11
Second Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to the Company's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.12
Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for Mark O. Eisele (filed as Exhibit 10(h) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.13
First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.14	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.15	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied's Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.16
Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.17	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied's Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.18
Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.19
2011 Long-Term Performance Plan (filed as Appendix to Applied's proxy statement for the annual meeting of shareholders held on October 25, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.20
Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.21
First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.22
Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.23
Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.26
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2011 revision) (filed as Exhibit 10.02 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Offer of Employment for Neil A. Schrimsher (filed as Exhibit 10.1 to Applied's Form 8-K dated October 17, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.31	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).
*10.32	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).
*10.33	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

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

*10.37	Executive Retirement Agreement between Applied and Benjamin J. Mondics.

10.38
Lease dated as of March 1, 1996 between Applied and the Cleveland-Cuyahoga County Port Authority (filed as Exhibit 10(n) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

13	Applied's 2013 annual report to shareholders (not deemed “filed” as part of this Form 10-K except for those portions that are expressly incorporated by reference).

21	Applied's subsidiaries at June 30, 2013.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee, which shall be limited to Applied's reasonable expenses in furnishing the exhibit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.
Cleveland, Ohio

We have audited the consolidated financial statements of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2013 and 2012, and for each of the three years in the period ended June 30, 2013, and the Company's internal control over financial reporting as of June 30, 2013, and have issued our reports thereon dated August 20, 2013; such consolidated financial statements and reports are included in your 2013 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Cleveland, Ohio
August 20, 2013

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011

(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	ADDITIONS (DEDUCTIONS) CHARGED TO OTHER ACCOUNTS		DEDUCTIONS FROM RESERVE		BALANCE AT END OF PERIOD
YEAR ENDED JUNE 30, 2013:
Reserve deducted from assets to which it applies — accounts receivable allowances	$8,332	$2,267	$(104)	(A)	$2,758	(B)	$7,737
YEAR ENDED JUNE 30, 2012:
Reserve deducted from assets to which it applies — accounts receivable allowances	$7,016	$3,915	$122	(A)	$2,721	(B)	$8,332
YEAR ENDED JUNE 30, 2011:
Reserve deducted from assets to which it applies — accounts receivable allowances	$6,379	$2,029	$111	(A)	$1,503	(B)	$7,016
________________________________

(A)	Amounts represent reserves for the return of merchandise by customers.

(B)	Amounts represent uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ Neil A. Schrimsher	/s/ Mark O. Eisele
Neil A. Schrimsher President & Chief Executive Officer	Mark O. Eisele Vice President-Chief Financial Officer & Treasurer

/s/ Daniel T. Brezovec
Daniel T. Brezovec Corporate Controller (Principal Accounting Officer)
Date: August 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
William G. Bares, Director	Thomas A. Commes, Director

*	*
Peter A. Dorsman, Director	L. Thomas Hiltz, Director
*	*
Edith Kelly-Green, Director	Dan P. Komnenovich, Director
*	*
John F. Meier, Director and Chairman	J. Michael Moore, Director
*	/s/ Neil A. Schrimsher
Vincent K. Petrella, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director
*	*
Dr. Jerry Sue Thornton, Director	Peter C. Wallace, Director

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 20, 2013