Form 10-Q
period 2013-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2013-11-08
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2013
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
There were 42,164,870 (no par value) shares of common stock outstanding on October 15, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2013	2012
Net Sales	$605,305	$610,519
Cost of Sales	435,510	445,986
Gross Profit	169,795	164,533
Selling, Distribution and Administrative, including depreciation	130,256	120,215
Operating Income	39,539	44,318
Interest Expense, net	61	25
Other (Income) Expense, net	(1,091)	(459)
Income Before Income Taxes	40,569	44,752
Income Tax Expense	13,725	15,220
Net Income	$26,844	$29,532
Net Income Per Share - Basic	$0.64	$0.70
Net Income Per Share - Diluted	$0.63	$0.70
Cash dividends per common share	$0.23	$0.21
Weighted average common shares outstanding for basic computation	42,157	41,966
Dilutive effect of potential common shares	480	511
Weighted average common shares outstanding for diluted computation	42,637	42,477
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2013	2012
Net income per the condensed statements of consolidated income	$26,844	$29,532

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	550	9,001
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	95	218
Unrealized gain (loss) on investment securities available for sale	34	23
Total of other comprehensive income (loss), before tax	679	9,242
Income tax expense related to items of other comprehensive income	48	94
Other comprehensive income (loss), net of tax	631	9,148
Comprehensive income, net of tax	$27,475	$38,680
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2013	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$76,877	$73,164
Accounts receivable, less allowances of $7,582 and $7,737	320,281	329,880
Inventories	302,404	281,417
Other current assets	34,174	52,819
Total current assets	733,736	737,280
Property, less accumulated depreciation of $160,592 and $157,506	81,149	83,243
Intangibles, net	87,961	91,267
Goodwill	106,973	106,849
Deferred tax assets	20,568	21,026
Other assets	19,702	19,041
TOTAL ASSETS	$1,050,089	$1,058,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$131,195	$136,575
Compensation and related benefits	45,373	63,899
Other current liabilities	49,007	45,426
Total current liabilities	225,575	245,900
Postemployment benefits	25,340	30,919
Other liabilities	24,552	22,272
TOTAL LIABILITIES	275,467	299,091
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	154,492	153,893
Income retained for use in the business	841,448	824,362
Treasury shares—at cost (12,031 and 12,044 shares)	(228,528)	(225,219)
Accumulated other comprehensive income (loss)	(2,790)	(3,421)
TOTAL SHAREHOLDERS’ EQUITY	774,622	759,615
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,050,089	$1,058,706
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$26,844	$29,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	3,431	3,022
Amortization of intangibles	3,249	3,055
Unrealized foreign exchange transactions gain	(291)	(286)
Amortization of stock options and appreciation rights	636	809
Loss (gain) on sale of property	35	(117)
Other share-based compensation expense	754	1,035
Changes in assets and liabilities, net of acquisitions	(18,014)	(13,456)
Other, net	312	353
Net Cash provided by Operating Activities	16,956	23,947
Cash Flows from Investing Activities
Property purchases	(1,571)	(3,892)
Proceeds from property sales	183	243
Net cash paid for acquisition of businesses, net of cash acquired	—	(35,409)
Net Cash used in Investing Activities	(1,388)	(39,058)
Cash Flows from Financing Activities
Purchases of treasury shares	(3,001)	—
Dividends paid	(9,746)	(8,867)
Excess tax benefits from share-based compensation	1,516	1,168
Acquisition holdback payments	(606)	(760)
Exercise of stock options and appreciation rights	—	36
Net Cash used in Financing Activities	(11,837)	(8,423)
Effect of Exchange Rate Changes on Cash	(18)	1,765
Increase (Decrease) in Cash and Cash Equivalents	3,713	(21,769)
Cash and Cash Equivalents at Beginning of Period	73,164	78,442
Cash and Cash Equivalents at End of Period	$76,877	$56,673

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2013, and the results of its operations for the three month periods ended September 30, 2013 and 2012 and its cash flows for the three months ended September 30, 2013 and 2012, have been included. The condensed consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Operating results for the three month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2014.

Change in Accounting Principle - Alignment of Canadian Subsidiary Reporting

Effective July 1, 2013, the Company aligned the consolidation of the Company’s Canadian subsidiary in the consolidated financial statements which previously included results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company has determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination of $1.2 million of income for the month of June 2013 has been included within “Other (Income) Expense, net” on the Statement of Consolidated Income for the first quarter of fiscal 2014. The three months ended September 30, 2013 reflect the same results, had the financial statements been retrospectively adjusted, with the exception of net income which would have decreased $1.2 million. Net sales, operating income and net income for the three months ended September 30, 2012, would have decreased by $1.5 million, $0.8 million and $0.8 million respectively had the financial statements been retrospectively adjusted.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

2.	GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the three month period ended September 30, 2013 are as follows:

	Service Center Based Distribution	Fluid Power Businesses	Total
Balance at July 1, 2013	$105,920	$929	$106,849
Goodwill acquired during the period	—	—	—
Other, primarily currency translation	124	—	124
Balance at September 30, 2013	$106,044	$929	$106,973

At September 30, 2013, accumulated goodwill impairment losses subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2013	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$101,009	$41,146	$59,863
Trade names	26,436	8,987	17,449
Vendor relationships	15,352	5,684	9,668
Non-competition agreements	3,290	2,309	981
Total Intangibles	$146,087	$58,126	$87,961

June 30, 2013	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$100,854	$38,844	$62,010
Trade names	26,690	8,643	18,047
Vendor relationships	15,433	5,443	9,990
Non-competition agreements	4,743	3,523	1,220
Total Intangibles	$147,720	$56,453	$91,267

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Estimated future amortization expense by fiscal year (based on the Company’s intangible assets as of September 30, 2013) is as follows: $9,700 for the remainder of 2014, $11,400 for 2015, $10,300 for 2016, $9,600 for 2017, $8,400 for 2018 and $7,500 for 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2013 and June 30, 2013 totaled $10,906 and $10,483, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets and their fair values were derived using quoted market prices (Level 1 in the fair value hierarchy).

4.	SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) for the three months ended September 30, 2013, is comprised of the following:

	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2013	$360	$(52)	$(3,729)	$(3,421)
Other comprehensive income (loss)	550	23		573
Amounts reclassified from accumulated other comprehensive income (loss)			58	58
Net current-period other comprehensive income (loss), net of taxes	550	23	58	631
Balance at September 30, 2013	$910	$(29)	$(3,671)	$(2,790)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2013			2012
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$550	$—	$550	$9,001	$—	$9,001
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	95	37	58	218	85	133
Unrealized gain (loss) on investment securities available for sale	34	11	23	23	9	14
Other comprehensive income (loss)	$679	$48	$631	$9,242	$94	$9,148

Antidilutive Common Stock Equivalents
In the three month periods ended September 30, 2013 and 2012, stock options and stock appreciation rights related to the acquisition of 272 and 221 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended September 30,	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$19	$19	$12	$20
Interest cost	295	315	35	47
Expected return on plan assets	(104)	(101)
Recognized net actuarial loss (gain)	153	184	(9)	(13)
Amortization of prior service cost	20	21	(68)	27
Net periodic cost	$383	$438	$(30)	$81

The Company contributed $5,108 to its pension benefit plans and $50 to its retiree health care plans in the three months ended September 30, 2013. Expected contributions for the remainder of fiscal 2014 are $1,600 for the pension benefit plans to fund scheduled retirement payments and $200 for retiree health care plans.

6.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,533 and $3,735, in the three months ended September 30, 2013 and 2012, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
September 30, 2013
Net sales	$492,072	$113,233	$605,305
Operating income for reportable segments	28,372	9,457	37,829
Assets used in business	841,770	208,319	1,050,089
Depreciation and amortization of property	2,999	432	3,431
Capital expenditures	1,394	177	1,571

September 30, 2012
Net sales	$497,826	$112,693	$610,519
Operating income for reportable segments	33,720	10,536	44,256
Assets used in business	787,028	214,739	1,001,767
Depreciation and amortization of property	2,564	458	3,022
Capital expenditures	3,714	178	3,892

ERP related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment. Within the geographic disclosures, these assets are included in the United States. Expenses associated with the ERP are included in Corporate and other expense (income), net, line in the reconciliation of operating income for reportable segments to the consolidated income before taxes table below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2013	2012
Operating income for reportable segments	$37,829	$44,256
Adjustment for:
Intangible amortization—Service Center Based Distribution	1,495	1,223
Intangible amortization—Fluid Power Businesses	1,754	1,832
Corporate and other expense (income), net	(4,959)	(3,117)
Total operating income	39,539	44,318
Interest expense, net	61	25
Other (income) expense, net	(1,091)	(459)
Income before income taxes	$40,569	$44,752

The change in corporate and other expense (income), net is due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the company making the sale and are as follows:

	Three Months Ended
	September 30,
	2013	2012
Geographic Areas:
United States	$501,051	$499,536
Canada	69,747	74,211
Other countries	34,507	36,772
Total	$605,305	$610,519

Other countries consist of Mexico, Australia and New Zealand.

7.	OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended
	September 30,
	2013	2012
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(596)	$(441)
Foreign currency transactions (gain) loss	605	(81)
Elimination of one-month Canadian reporting lag effective July 1, 2013	(1,167)	—
Other, net	67	63
Total other (income) expense, net	$(1,091)	$(459)

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed statements of consolidated income, consolidated comprehensive income and consolidated cash flows for the three month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2013, and the related statements of consolidated income, consolidated comprehensive income, consolidated shareholders’ equity, and consolidated cash flows for the year then ended (not presented herein); and in our report dated August 20, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 8, 2013

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,000 associates across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2014, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 521 facilities.

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

Overview
Sales for the quarter ended September 30, 2013 decreased $5.2 million or 0.9% compared to the prior year quarter including the impact of one additional sales day, with acquisitions contributing $18.3 million or 3.0% and an unfavorable foreign currency translation of $2.6 million decreasing sales by 0.4%. Operating margin decreased to 6.5% of sales from 7.3% for the prior year quarter, largely driven by increases in SD&A as a percentage of sales which were only slightly offset by increases in gross profit margin. Net income of $26.8 million decreased 9.1% compared to the prior year quarter. Shareholders' equity was $774.6 million at September 30, 2013, up from the June 30, 2013 level of $759.6 million. The current ratio was 3.3 to 1 at September 30, 2013 and 3.0 to 1 at June 30, 2013.

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

In the September quarter, Industrial Production rose at an annual rate of 2.3%. The MCU for September was 76.1, down slightly from the June 2013 reading of 76.2. The ISM PMI averaged 56.2 in the September quarter, an improvement from 50.9 in the June quarter, and above 50 (its expansionary threshold).

The number of Company associates was 5,132 at September 30, 2013, 5,109 at June 30, 2013, and 4,868 at September 30, 2012. The number of operating facilities totaled 521 at September 30, 2013, 522 at June 30, 2013 and 517 at September 30, 2012.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2013 and 2012

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period % Increase
	As a Percent of Net Sales
	2013	2012
Net Sales	100.0%	100.0%	(0.9)%
Gross Profit	28.1%	26.9%	3.2%
Selling, Distribution & Administrative	21.5%	19.7%	8.4%
Operating Income	6.5%	7.3%	(10.8)%
Net Income	4.4%	4.8%	(9.1)%

During the quarter ended September 30, 2013, sales decreased $5.2 million or 0.9% compared to the prior year quarter, with acquisitions accounting for $18.3 million or 3.0%, and foreign currency translation decreasing sales by $2.6 million or 0.4%. There were 64 selling days in the quarter ended September 30, 2013 versus 63 selling days in the quarter ended September 30, 2012.

Sales from our Service Center Based Distribution segment, which, operates primarily in MRO markets, decreased $5.8 million or 1.2% during the quarter from the same period in the prior year, attributed to slow downs in sales to certain sectors of the industrial economy, primarily mining. Acquisitions within this segment had a positive impact on sales of $16.3 million or 3.3%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $0.5 million or 0.5% during the quarter from the same period in the prior year, primarily attributed to improved sales within one customer group in one of our Fluid Power Businesses. Acquisitions within this segment has a positive impact on sales of $2.0 million or 1.8%.

Sales in our U.S. operations were up $1.5 million or 0.3% with acquisitions adding $9.8 million or 2.0%. Sales from our Canadian operations decreased $4.5 million or 6.0%, with acquisitions adding $2.4 million or 3.2% and an unfavorable foreign currency translation decreasing Canadian sales by $1.7 million or 2.3%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $2.3 million or 6.2% below the prior year, including a positive acquisition impact of $6.1 million or 16.7% and an unfavorable foreign currency translation decreasing other country sales by $0.9 million or 2.4%.

During the quarter ended September 30, 2013, industrial products and fluid power products accounted for 70.5% and 29.5%, respectively, of sales as compared to 72.1% and 27.9%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 28.1%, as compared to the prior year's quarter of 26.9%. The increase in gross profit margin is attributed to our recent acquisitions which operate at higher gross profit margin levels.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.5% of sales in the quarter ended September 30, 2013 compared to 19.7% in the prior year quarter. On an absolute basis, SD&A increased $10.0 million or 8.4% compared to the prior year quarter. Contributing to the increase in SD&A were acquisitions representing a $7.1 million or 5.9% while one additional sales day added approximately $1.9 million or 1.6%, therefore core SD&A increased only $1.0 million or 0.8%.

Operating income decreased 10.8% or $4.8 million, and as a percent of sales decreased to 6.5% from 7.3% during the prior year quarter. The quarterly decrease in operating income primarily reflects lower sales levels coupled with higher SD&A as compared to the prior year quarter. The decline in the operating margin percentage is driven by lower sales coupled with an increase in SD&A as a percentage of sales to 21.5% versus 19.7% in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.8% in the current year quarter, from 6.8% in the prior year quarter. This decrease is primarily attributable to lower sales levels coupled with increases in SD&A, offset somewhat by an increase in gross profit margin. The impact of SD&A increases represent 1.8% of the decrease while increases in gross profit margin offset 0.8% of the decrease in operating income as a percentage of sales.

Operating income as a percentage of sales for the Fluid Power Businesses decreased to 8.4% in the current year quarter from 9.3% in the prior year quarter. The impact of SD&A increases represent 0.7% of the decrease coupled with decreases in gross profit margin which contributed 0.2% of the decrease in operating income as a percentage of sales.

Other income was $1.1 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million, net unfavorable foreign currency transaction losses of $0.6 million as well as $1.2 million in income from the elimination of the one-month Canadian reporting lag. During the prior year quarter other income was $0.5 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million and net favorable foreign currency transaction gains of $0.1 million.

The effective income tax rate was 33.8% for the quarter ended September 30, 2013 compared to 34.0% for the quarter ended September 30, 2012. We expect our full year tax rate to be in the 34.0% to 34.5% range.

As a result of the factors addressed above, net income decreased $2.7 million or 9.1% compared to the prior year quarter. Net income per share was $0.63 per share for the quarter ended September 30, 2013, compared to $0.70 in the prior year quarter.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2013 and at September 30, 2012, we had no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company holds, from time to time, relatively significant cash and cash equivalent balances outside of the United States of America. The following table shows the Company's total cash as of September 30, 2013 by geographic location.

Country	Amount
United Sates	$27,822
Canada	45,543
Other Countries	3,512
Total	$76,877

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. For financial reporting purposes, the Company has provided for $2.8 million of U.S. income taxes on approximately $11.0 million of undistributed earnings from Canada.

The Company's working capital at September 30, 2013 was $508.2 million, compared to $491.4 million at June 30, 2013. The current ratio was 3.3 to 1 at September 30, 2013 and 3.0 to 1 at June 30, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2013	2012
Operating Activities	$16,956	$23,947
Investing Activities	(1,388)	(39,058)
Financing Activities	(11,837)	(8,423)
Exchange Rate Effect	(18)	1,765
Increase (Decrease) in Cash and Cash Equivalents	$3,713	$(21,769)

Net cash provided by operating activities was $17.0 million for the three months ended September 30, 2013 as compared to $23.9 million for the same period a year ago. The decrease is primarily the result of decreases in net income of $2.7 million coupled with increases in the utilization of working capital of $4.6 million.

Net cash used in investing activities during the three months ended September 30, 2013 was $1.4 million; $1.6 million was used for capital expenditures which were partially offset by $0.2 million of proceeds from property sales. In the three months ended September 30, 2012, investing activities used $39.1 million including $35.4 million for acquisitions and $3.9 million for capital expenditures. These uses of cash were partially offset by $0.2 million of proceeds from property sales.

Net cash used in financing activities was $11.8 million for the three months ended September 30, 2013. Financing activities included $9.7 million used to pay dividends, $3.0 million used for the purchase of treasury shares, as well as $0.6 million for acquisition holdback payments, offset by $1.5 million from tax benefits from share based compensation. During the same period in the prior year, financing activities used $8.4 million of cash including $8.9 million used to pay dividends as well as $0.8 million for acquisition holdback payments, offset by $1.2 million from tax benefits from share based compensation.

ERP (Enterprise Resource Planning) Project
In the second quarter of 2011 Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We have deployed our solution in a portion of our Canadian and U.S. operations. Deployments have continued in the first quarter with further deployments planned for the remainder of fiscal 2014. We expect to complete the U.S. deployment in fiscal 2014.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 60,700 shares of treasury stock on the open market in the three months ended September 30, 2013 for $3.0 million. At September 30, 2013, we had authorization to repurchase an additional 1,080,800 shares. We did not acquire any shares of treasury stock in the three months ended September 30, 2012.

Borrowing Arrangements
The Company has a five-year committed revolving credit agreement that expires in May 2017. This agreement provides for unsecured borrowings of up to $150.0 million. We had no borrowings outstanding under our revolving credit agreements at September 30, 2013 or September 30, 2012. At September 30, 2013 unused lines under this facility, net of outstanding letters of credit, totaled $141.3 million and were available to fund future acquisitions or other capital and operating requirements. Borrowings under this agreement would be at variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds.

We also have an uncommitted long-term financing shelf facility which expires in February 2016 and enables us to borrow up to $125.0 million with terms of up to fifteen years. At September 30, 2013 we had no outstanding borrowings under this facility.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2013	2013
Accounts receivable, gross	$327,863	$337,617
Allowance for doubtful accounts	7,582	7,737
Accounts receivable, net	$320,281	$329,880
Allowance for doubtful accounts, % of gross receivables	2.3%	2.3%

	For the three months ended September 30,
	2013	2012
Provision for losses on accounts receivable	$112	$224
Provision as a % of net sales	0.02%	0.04%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 47.6 at September 30, 2013 versus 46.4 at June 30, 2013. Accounts receivable decreased 2.9% this year, compared to a 0.9% decrease in sales in the three months ended September 30, 2013. We primarily attribute the increase in DSO to slower payments associated with large contract accounts.

Approximately 3.3% of our accounts receivable balances are more than 90 days past due. On an overall basis, our provision for losses from uncollected receivables represents 0.02% of our sales in the three months ended September 30, 2013. Historically, this percentage is around 0.12%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at current costs. The annualized inventory turnover for the period ended September 30, 2013 was 3.9 versus 4.1 at June 30, 2013. We believe our inventory turnover ratio in fiscal 2014 will remain similar to the fiscal 2013 levels.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Statement Under Private Securities Litigation Reform Act

Management's Discussion and Analysis, contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers, such as "guidance," "expect," "believe," "plan," "intend," "will," "should," "could," "would," "anticipate," "estimate," "forecast," "may," and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.

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

Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems; our ability to implement our ERP system in a timely, cost-effective, and competent manner, limiting disruption to our business, and to capture its planned benefits while maintaining an adequate internal control environment; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; our ability to retain and attract qualified sales and customer service personnel and other skilled managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability and timing of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse regulation and legislation, both enacted and under consideration, including with respect to health care and federal tax policy (e.g., affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discuss certain of these matters more fully throughout our "Management's Discussion and Analysis" as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2013 .

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems with SAP enterprise resource planning software. The Company began to implement SAP in parts of its Canadian and U.S. businesses to support both accounting and operating activities. The implementation at operating locations is expected to continue through fiscal year 2014. All changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation. This ongoing implementation presents transitional risks to maintaining adequate internal controls over financial reporting.
Other than as described above, management has not identified a change in internal control over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases in the quarter ended September 30, 2013 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1, 2013 to July 31, 2013	0	—	0	1,141,500
August 1, 2013 to August 31, 2013	25,000	48.66	25,000	1,116,500
September 1, 2013 to September 30, 2013	35,700	49.97	35,700	1,080,800
Total	60,700	49.43	60,700	1,080,800

(1)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company's common stock. The Company publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions.

(2)	During the quarter the Company purchased one hundred ninety-two shares in connection with the vesting of stock awards. This purchase is not counted in the authorization in note (1) above.

ITEM 6.    Exhibits

Exhibit No.	Description
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

10.1	Offer of Employment for Carl E. Will.

10.2	Severance Agreement for Carl E. Will.

10.3	Change in Control Agreement for Carl E. Will.

10.4
Key Executive Restoration Plan, as amended and restated, for Applied's executive officers and list of participants (filed as Exhibit 10.1 to Applied's Form 8-K dated August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

15	Independent Registered Public Accounting Firm’s Awareness Letter.

18	Preferability letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The Company will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee, which shall be limited to the Company’s reasonable expenses in furnishing the exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	November 8, 2013	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
Chief Executive Officer

Date:	November 8, 2013	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer