Form 10-Q
period 2013-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2014-02-03
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2013
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
There were 41,965,748 (no par value) shares of common stock outstanding on January 15, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net Sales	$581,949	$589,517	$1,187,254	$1,200,036
Cost of Sales	418,566	426,598	854,076	872,584
Gross Profit	163,383	162,919	333,178	327,452
Selling, Distribution and Administrative, including depreciation	123,546	122,350	253,802	242,565
Operating Income	39,837	40,569	79,376	84,887
Interest (Income) Expense, net	(152)	15	(91)	40
Other Income, net	(270)	(427)	(1,361)	(886)
Income Before Income Taxes	40,259	40,981	80,828	85,733
Income Tax Expense	14,350	13,938	28,075	29,158
Net Income	$25,909	$27,043	$52,753	$56,575
Net Income Per Share - Basic	$0.62	$0.64	$1.25	$1.35
Net Income Per Share - Diluted	$0.61	$0.64	$1.24	$1.33
Cash dividends per common share	$0.23	$0.21	$0.46	$0.42
Weighted average common shares outstanding for basic computation	42,076	42,052	42,116	42,009
Dilutive effect of potential common shares	386	442	431	477
Weighted average common shares outstanding for diluted computation	42,462	42,494	42,547	42,486
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income per the condensed statements of consolidated income	$25,909	$27,043	$52,753	$56,575

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(7,410)	(594)	(6,860)	8,408
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	96	218	191	436
Unrealized gain (loss) on investment securities available for sale	65	—	99	23
Total of other comprehensive income (loss), before tax	(7,249)	(376)	(6,570)	8,867
Income tax expense related to items of other comprehensive income	61	85	109	179
Other comprehensive income (loss), net of tax	(7,310)	(461)	(6,679)	8,688
Comprehensive income, net of tax	$18,599	$26,582	$46,074	$65,263
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2013	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$66,584	$73,164
Accounts receivable, less allowances of $7,335 and $7,737	305,936	329,880
Inventories	323,257	281,417
Other current assets	54,702	52,819
Total current assets	750,479	737,280
Property, less accumulated depreciation of $163,179 and $157,506	80,056	83,243
Intangibles, net	91,669	91,267
Goodwill	111,356	106,849
Deferred tax assets	20,463	21,026
Other assets	20,136	19,041
TOTAL ASSETS	$1,074,159	$1,058,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$140,869	$136,575
Short-term debt	15,000	—
Compensation and related benefits	48,769	63,899
Other current liabilities	46,216	45,426
Total current liabilities	250,854	245,900
Postemployment benefits	25,405	30,919
Other liabilities	24,421	22,272
TOTAL LIABILITIES	300,680	299,091
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	155,299	153,893
Income retained for use in the business	857,638	824,362
Treasury shares—at cost (12,224 and 12,044 shares)	(239,358)	(225,219)
Accumulated other comprehensive income (loss)	(10,100)	(3,421)
TOTAL SHAREHOLDERS’ EQUITY	773,479	759,615
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,074,159	$1,058,706
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$52,753	$56,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	6,792	6,036
Amortization of intangibles	6,330	6,207
Unrealized foreign exchange transactions gain (loss)	79	(620)
Amortization of stock options and appreciation rights	931	1,197
Gain on sale of property	(10)	(193)
Other share-based compensation expense	2,286	1,982
Changes in operating assets and liabilities, net of acquisitions	(36,996)	(42,766)
Other, net	498	468
Net Cash provided by Operating Activities	32,663	28,886
Cash Flows from Investing Activities
Property purchases	(4,126)	(6,843)
Proceeds from property sales	324	429
Net cash paid for acquisition of businesses, net of cash acquired	(17,000)	(66,055)
Net Cash used in Investing Activities	(20,802)	(72,469)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	15,000	33,000
Purchases of treasury shares	(13,838)	—
Dividends paid	(19,471)	(17,737)
Excess tax benefits from share-based compensation	2,057	1,461
Acquisition holdback payments	(1,032)	(1,845)
Exercise of stock options and appreciation rights	97	497
Net Cash provided by (used in) Financing Activities	(17,187)	15,376
Effect of Exchange Rate Changes on Cash	(1,254)	1,610
Decrease in Cash and Cash Equivalents	(6,580)	(26,597)
Cash and Cash Equivalents at Beginning of Period	73,164	78,442
Cash and Cash Equivalents at End of Period	$66,584	$51,845

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2013, and the results of its operations for the three and six month periods ended December 31, 2013 and 2012 and its cash flows for the six months ended December 31, 2013 and 2012, have been included. The condensed consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Operating results for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2014.

Change in Accounting Principle - Alignment of Canadian Subsidiary Reporting

Effective July 1, 2013, the Company aligned the consolidation of the Company’s Canadian subsidiary in the consolidated financial statements which previously included results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company has determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination of $1.2 million of income for the month of June 2013 has been included within “Other (Income) Expense, net” on the Statement of Consolidated Income for the six months ended December 31, 2013. The three months ended December 31, 2013 reflect the same results, had the financial statements been retrospectively adjusted. The six months ended December 31, 2013 reflect the same results, had the financial statements been retrospectively adjusted, with the exception of net income which would have decreased $1.2 million. Net sales, operating income and net income for the three months ended December 31, 2012, would have decreased by $1.4 million, $0.4 million and $0.3 million respectively had the financial statements been retrospectively adjusted. Net sales, operating income and net income for the six months ended December 31, 2012, would have decreased by $2.9 million, $1.2 million and $1.2 million respectively had the financial statements been retrospectively adjusted.
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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2014 presentation.

2.	BUSINESS COMBINATIONS

In December 2013, the Company acquired substantially all of the net assets of Texas Oilpatch Services Corporation, a Texas distributor of bearings, oil seals, power transmission products, and related replacement parts to the oilfield industry. The acquired business is included in the Service Center Based Distribution segment from December 31, 2013.

The results of operations for this acquisition are not material for any period presented.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.	GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for the six month period ended December 31, 2013 are as follows:

	Service Center Based Distribution	Fluid Power Businesses	Total
Balance at July 1, 2013	$105,920	$929	$106,849
Goodwill acquired during the period	5,590		5,590
Other, primarily currency translation	(1,083)		(1,083)
Balance at December 31, 2013	$110,427	$929	$111,356

At December 31, 2013, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

The Company’s intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2013	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$107,226	$43,022	$64,204
Trade names	26,486	9,436	17,050
Vendor relationships	15,297	5,977	9,320
Non-competition agreements	2,789	1,694	1,095
Total Intangibles	$151,798	$60,129	$91,669

June 30, 2013	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$100,854	$38,844	$62,010
Trade names	26,690	8,643	18,047
Vendor relationships	15,433	5,443	9,990
Non-competition agreements	4,743	3,523	1,220
Total Intangibles	$147,720	$56,453	$91,267

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

During the six month period ended December 31, 2013, the Company acquired intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$7,000	20 years
Trade names	120	5 years
Non-competition agreements	250	5 years
Total Intangibles Acquired	$7,370	19 years

Estimated future amortization expense by fiscal year (based on the Company’s intangible assets as of December 31, 2013) is as follows: $6,500 for the remainder of 2014, $12,000 for 2015, $11,000 for 2016, $10,200 for 2017, $9,000 for 2018 and $8,000 for 2019.

4.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2013 and June 30, 2013 totaled $11,582 and $10,483. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the condensed consolidated balance sheets and their fair values were based upon quoted market prices (Level 1 in the fair value hierarchy).

5.	SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss), are comprised of the following:

	Three Months Ended December 31, 2013
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at September 30, 2013	$910	$(29)	$(3,671)	$(2,790)
Other comprehensive income (loss)	(7,410)	42		(7,368)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	58	58
Net current-period other comprehensive income (loss), net of taxes	(7,410)	42	58	(7,310)
Balance at December 31, 2013	$(6,500)	$13	$(3,613)	$(10,100)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2013
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2013	$360	$(52)	$(3,729)	$(3,421)
Other comprehensive income (loss)	(6,860)	65		(6,795)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	116	116
Net current-period other comprehensive income (loss), net of taxes	(6,860)	65	116	(6,679)
Balance at December 31, 2013	$(6,500)	$13	$(3,613)	$(10,100)

Other Comprehensive Income (Loss)

Details of other comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2013			2012
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(7,410)	$—	$(7,410)	$(594)	$—	$(594)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	96	38	58	218	85	133
Unrealized gain (loss) on investment securities available for sale	65	23	42	—	—	—
Other comprehensive income (loss)	$(7,249)	$61	$(7,310)	$(376)	$85	$(461)

	Six Months Ended December 31,
	2013			2012
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(6,860)	$—	$(6,860)	$8,408	$—	$8,408
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	191	75	116	436	170	266
Unrealized gain (loss) on investment securities available for sale	99	34	65	23	9	14
Other comprehensive income (loss)	$(6,570)	$109	$(6,679)	$8,867	$179	$8,688

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Antidilutive Common Stock Equivalents
In the three and six month periods ended December 31, 2013 and 2012, respectively, stock options and stock appreciation rights related to the acquisition of 272 and 171 shares of common stock in the three month periods and 272 and 171 shares of common stock in the six month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

6.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended December 31,	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$19	$20	$12	$20
Interest cost	295	315	34	47
Expected return on plan assets	(104)	(101)	—	—
Recognized net actuarial loss (gain)	153	184	(10)	(14)
Amortization of prior service cost	19	21	(67)	27
Net periodic cost	$382	$439	$(31)	$80

	Pension Benefits		Retiree Health Care Benefits
Six Months Ended December 31, 2013	2013	2012	2013	2012
Components of net periodic cost:
Service cost	$38	$39	$24	$40
Interest cost	590	630	69	94
Expected return on plan assets	(208)	(202)	—	—
Recognized net actuarial loss (gain)	306	368	(19)	(27)
Amortization of prior service cost	39	42	(135)	54
Net periodic cost	$765	$877	$(61)	$161

The Company contributed $5,295 to its pension benefit plans and $100 to its retiree health care plans in the six months ended December 31, 2013. Expected contributions for the remainder of fiscal 2014 are $1,400 for the pension benefit plans to fund scheduled retirement payments and $150 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,681 and $4,803, in the three months ended December 31, 2013 and 2012, respectively, and $11,110 and $8,732 in the six months ended December 31, 2013 and 2012, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2013
Net sales	$465,955	$115,994	$581,949
Operating income for reportable segments	25,569	10,364	35,933
Depreciation and amortization of property	2,988	373	3,361
Capital expenditures	2,340	215	2,555

December 31, 2012
Net sales	$480,476	$109,041	$589,517
Operating income for reportable segments	28,367	8,615	36,982
Depreciation and amortization of property	2,565	449	3,014
Capital expenditures	2,880	71	2,951

Six Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2013
Net sales	$958,027	$229,227	$1,187,254
Operating income for reportable segments	53,941	19,821	73,762
Assets used in business	864,996	209,163	1,074,159
Depreciation and amortization of property	5,987	805	6,792
Capital expenditures	3,734	392	4,126

December 31, 2012
Net sales	$978,302	$221,734	$1,200,036
Operating income for reportable segments	62,088	19,151	81,239
Assets used in business	834,839	202,787	1,037,626
Depreciation and amortization of property	5,129	907	6,036
Capital expenditures	6,594	249	6,843

Enterprise Resource Planning system (ERP) related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment. Expenses associated with the ERP are included in Corporate and other expense (income) net, line in the reconciliation of operating income for reportable segments to the consolidated income before income taxes table below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Operating income for reportable segments	$35,933	$36,982	$73,762	$81,239
Adjustment for:
Intangible amortization—Service Center Based Distribution	1,887	1,304	3,382	2,527
Intangible amortization—Fluid Power Businesses	1,194	1,847	2,948	3,680
Corporate and other expense (income), net	(6,985)	(6,738)	(11,944)	(9,855)
Total operating income	39,837	40,569	79,376	84,887
Interest (income) expense, net	(152)	15	(91)	40
Other (income) expense, net	(270)	(427)	(1,361)	(886)
Income before income taxes	$40,259	$40,981	$80,828	$85,733

The change in corporate and other expense (income), net is due to changes in the amounts and levels of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Geographic Areas:
United States	$479,488	$478,318	$980,539	$977,854
Canada	67,770	74,140	137,517	148,351
Other countries	34,691	37,059	69,198	73,831
Total	$581,949	$589,517	$1,187,254	$1,200,036

Other countries consisted of Mexico, Australia and New Zealand.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.	OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(649)	$(140)	$(1,245)	$(580)
Foreign currency transaction (gains) losses	302	(343)	907	(425)
Elimination of one-month Canadian reporting lag effective July 1, 2013	—	—	(1,167)	—
Other, net	77	56	144	119
Total other income, net	$(270)	$(427)	$(1,361)	$(886)

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and six-month periods ended December 31, 2013 and 2012, and of consolidated cash flows for the six-month periods ended December 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
February 3, 2014

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,000 associates across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2014, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 521 facilities.

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

Overview
Sales for the quarter ended December 31, 2013 decreased $7.6 million or 1.3% compared to the prior year quarter, with acquisitions contributing $7.4 million or 1.2%, an unfavorable foreign currency translation of $6.2 million decreasing sales by 1.0% and decreases in sales from our businesses not acquired in the current year of $8.8 million or 1.5%. Operating margin decreased slightly to 6.8% of sales from 6.9% for the prior year quarter driven by an increase in SD&A as a percentage of sales. Net income of $25.9 million decreased 4.2% compared to the prior year quarter. Shareholders' equity was $773.5 million at December 31, 2013, up from the June 30, 2013 level of $759.6 million. The current ratio was 3.0 to 1 at both December 31, 2013 and June 30, 2013.

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

In the December quarter, Industrial Production increased at an annual rate of 6.8%. The MCU for December was 77.2, up from the September 2013 revised reading of 76.2. The ISM PMI averaged 57.0 in the December quarter, an increase from 56.2 in the September quarter, and above 50 (its expansionary threshold).

The number of Company associates was 5,122 at December 31, 2013, 5,109 at June 30, 2013, and 5,160 at December 31, 2012. The number of operating facilities totaled 521 at December 31, 2013 and 522 at June 30, 2013 and 524 at December 31, 2012.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2013 and 2012

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2013	2012
Net Sales	100.0%	100.0%	(1.3)%
Gross Profit	28.1%	27.6%	0.3%
Selling, Distribution & Administrative	21.2%	20.8%	1.0%
Operating Income	6.8%	6.9%	(1.8)%
Net Income	4.5%	4.6%	(4.2)%

During the quarter ended December 31, 2013, sales decreased $7.6 million or 1.3% compared to the prior year quarter, with acquisitions adding $7.4 million or 1.2%, and foreign currency translation decreasing sales by $6.2 million or 1.0%, coupled with declines in sales in businesses not acquired in the current year, primarily in the Service Center Based Distribution segment. There were 62 selling days in the quarter ended December 31, 2013 and the quarter ended December 31, 2012 .

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $14.5 million or 3.0% during the quarter from the same period in the prior year. Acquisitions within this segment increased sales by $6.6 million or 1.4%, unfavorable foreign currency translation losses decreased sales by $5.1 million or 1.1% with the remainder of the decline in sales related to businesses not acquired in the current year.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $7.0 million or 6.4% during the quarter from the same period in the prior year. Acquisitions within this segment increased sales by $0.8 million or 0.7%, we also experienced strong sales growth at several of our Fluid Power Businesses, while unfavorable foreign currency translation losses decreased sales by $1.1 million or 1.0%.

Sales in our U.S. operations were up $1.17 million or 0.2%, with acquisitions adding $6.8 million or 1.4% . Sales from our Canadian operations decreased $6.4 million or 8.6%, with acquisitions adding $0.5 million or 0.7% and an unfavorable foreign currency translation decreasing Canadian sales by $4.1 million or 5.5%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $2.4 million or 6.4% below the prior year, with an unfavorable foreign currency translation impact of $2.1 million or 5.6%, contributing most of the decline.

During the quarter ended December 31, 2013, industrial products and fluid power products accounted for 70.0% and 30.0%, respectively, of sales as compared to 72.3% and 27.7%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 28.1%, as compared to the prior year's quarter of 27.6%. The increase can largely be attributed to the impact of higher supplier support for U.S. service centers, along with the impact of relatively higher margins from acquisitions.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.2% of sales in the quarter ended December 31, 2013 compared to 20.8% in the prior year quarter. On an absolute basis, SD&A increased $1.2 million or 1.0% compared to the prior year quarter, with acquisitions adding $4.2 million or 3.4%. Net of the acquisition impact we experienced a decline in SD&A costs within our ongoing operations primarily resulting from ongoing cost containment actions to manage overall costs.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating income decreased 1.8% or $0.7 million, and as a percent of sales decreased to 6.8% from 6.9% during the prior year.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.5% in the current year quarter, from 5.9% in the prior year quarter. This decrease is primarily attributable to an increase in SD&A as a percentage of sales, representing a decrease of 1.2%, offset by an increase in gross profit as a percentage of sales, representing an increase of 0.8%.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 8.9% in the current year quarter from 7.9% in the prior year quarter. This increase is primarily attributable to a decrease in SD&A as a percentage of sales, representing an increase of 1.3%, offset by a decrease in gross profit as a percentage of sales, representing a decrease of 0.3%.

Other income was $0.3 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million and net unfavorable foreign currency transaction losses of $0.3 million. During the prior year quarter other income was $0.4 million which included net favorable foreign currency transaction gains of $0.3 million, and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million.

The effective income tax rate was 35.6% for the quarter ended December 31, 2013 compared to 34.0% for the quarter ended December 31, 2012. Non-deductible items relating to compensation expense increased the rate by 0.8%, the impact of certain tax losses in our foreign operations increased the rate by 0.4%, and other items increased the rate by 0.4%. We expect our full year tax rate to be in the 34.0% to 34.5% range.

As a result of the factors addressed above, net income decreased $1.1 million or 4.2% compared to the prior year quarter. Net income per share was $0.61 per share for the quarter ended December 31, 2013, compared to $0.64 in the prior year quarter.

Six months Ended December 31, 2013 and 2012

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2013	2012
Net Sales	100.0%	100.0%	(1.1)%
Gross Profit	28.1%	27.3%	1.7%
Selling, Distribution & Administrative	21.4%	20.2%	4.6%
Operating Income	6.7%	7.1%	(6.5)%
Net Income	4.4%	4.7%	(6.8)%

During the six months ended December 31, 2013, sales decreased $12.8 million or 1.1% compared to the same period in the prior year, with acquisitions accounting for $25.1 million or 2.1% and foreign currency translation decreasing sales by $9.6 million or 0.8%, coupled with declines in sales in businesses not acquired in the current year, primarily in the Service Center Based Distribution segment. There were 126 selling days in the period ended December 31, 2013 as compared to 125 in the period ended December 31, 2012.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $20.3 million or 2.1% during the six months ended December 31, 2013 from the same period in the prior year. Acquisitions within this segment increased sales by $22.3 million or 2.3%, unfavorable foreign currency translation losses decreased sales by $8.4 million or 8.6% with the remainder of the decline in sales related to businesses not acquired in the current year.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $7.5 million or 3.4% during the six months ended December 31, 2013 from the same period in the prior year. Acquisitions within this segment increased sales by $2.8 million or 1.2%, we also experienced strong sales growth at several of our Fluid Power Businesses, while unfavorable foreign currency translation losses decreased sales by $1.5 million or 0.7%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the six months ended December 31, 2013, sales in our U.S. operations were up $2.7 million or 0.3% with acquisitions adding $16.6 million or 1.7%. Sales from our Canadian operations decreased $10.8 million or 7.3%, with acquisitions adding $2.3 million or 1.6% and an unfavorable foreign currency translation decreasing Canadian sales by $5.9 million or 4.0%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $4.6 million or 6.3% below the prior year with an unfavorable foreign currency translation impact of $3.7 million or 5.0%.

During the six months ended December 31, 2013, industrial products and fluid power products accounted for 70.3% and 29.7%, respectively, of sales as compared to 72.2% and 27.8%, respectively, for the same period in the prior year.

Our gross profit margin for the period was 28.1%, as compared to the prior year quarter of 27.3%. The increase can largely be attributed to the impact of higher supplier support for U.S. service centers, along with the impact of relatively higher margins from acquisitions.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.4% of sales for the six months ended December 31, 2013 compared to 20.2% in the prior year period. On an absolute basis, SD&A increased $11.2 million or 4.6% compared to the prior year period, with acquisitions adding $11.1 million or 4.6%, accounting for almost the entire increase.

Operating income decreased 6.5% or $5.5 million, and as a percent of sales decreased to 6.7% from 7.1% during the prior year period. The period decrease in operating margin primarily reflects higher SD&A levels which increased as a percent of sales to 21.4% versus 20.2% in the same period of fiscal 2013, offset by increases in gross profit margin to 28.1% versus 27.3% in the same period in fiscal 2013.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.6% in the current year period, from 6.3% in the prior year period. This decrease is primarily attributable to an increase in SD&A as a percentage of sales, representing a decrease of 1.3%, offset by an increase in gross profit as a percentage of sales, representing an increase of 0.6%.

Operating income as a percentage of sales for the Fluid Power Business segment remained stable at 8.6% in the current year period and in the prior year period.

Other income was $1.4 million in the period which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million and net unfavorable foreign currency transaction losses of $0.9 million as well as $1.2 million in income from the elimination of the one-month Canadian reporting lag. During the prior year period other income was $0.9 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million and net favorable foreign currency transaction gains of $0.4 million.

The effective income tax rate was 34.7% for the six month period ended December 31, 2013 compared to 34.0% for the six month period ended December 31, 2012. Non-deductible executive compensation increased the rate by 0.5%, the impact of certain tax losses in our foreign operations increased the rate by 0.3%. We expect our full year tax rate to be in the 34.0% to 34.5% range.

As a result of the factors addressed above, net income decreased $3.8 million or 6.8% compared to the prior year period. Net income per share was $1.24 per share for the six month period ended December 31, 2013, compared to $1.33 in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2013, we had $15.0 million in outstanding borrowings. At December 31, 2012, we had $33.0 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances outside of the United States. The following table shows the Company's total cash as of December 31, 2013 by geographic location.

Country	Amount
United States	$10,451
Canada	50,092
Other countries	6,041
Total	$66,584

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. For financial reporting purposes, the Company has provided for $2.8 million of U.S. income taxes on approximately $11.0 million of undistributed earnings from Canada.

The Company's working capital at December 31, 2013 was $499.6 million, compared to $491.4 million at June 30, 2013. The current ratio was 3.0 to 1 at both December 31, 2013 and June 30, 2013.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2013	2012
Operating Activities	$32,663	$28,886
Investing Activities	(20,802)	(72,469)
Financing Activities	(17,187)	15,376
Exchange Rate Effect	(1,254)	1,610
Decrease in Cash and Cash Equivalents	$(6,580)	$(26,597)

Net cash provided by operating activities was $32.7 million for the six months ended December 31, 2013 as compared to $28.9 million for the same period a year ago. The improvement in operating cash was due to a smaller amount of cash being invested in working capital compared to the prior period.

Net cash used in investing activities during the six months ended December 31, 2013 was $20.8 million; $4.1 million was used for capital expenditures and $17.0 million for acquisitions. These uses of cash were partially offset by $0.3 million of proceeds from property sales. In the six months ended December 31, 2012, investing activities used $72.5 million including $66.1 million for acquisitions and $6.8 million for capital expenditures. These uses of cash were partially offset by $0.4 million of proceeds from property sales.

Net cash used in financing activities was $17.2 million for the six months ended December 31, 2013. Financing activities included $19.5 million used to pay dividends, $1.0 million used to make acquisition holdback payments and $13.8 million used for the purchase of treasury shares, offset by $15.0 million borrowed under the revolving credit facility, and $2.1 million from tax benefits from share based compensation. During the same period in the prior year, financing activities provided $15.4 million of cash; $33.0 million borrowed under the revolving credit facility, $1.5 million from tax benefits from share based compensation offset by dividends paid of $17.7 million, and acquisition holdback payments of $1.8 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ERP Project
In fiscal 2011, Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems for future growth. We have deployed our solution in a portion of our Canadian and U.S. operations. U.S. deployments have continued in the first and second quarter with further deployments planned for the remainder of fiscal 2014, we expect to complete our U.S. deployments in fiscal 2014.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 226,100 shares of treasury stock in the three months ended December 31, 2013 for $10.8 million. Through the six months ended December 31, 2013 we acquired 286,800 shares of treasury stock for $13.8 million. At December 31, 2013, we had authorization to repurchase an additional 854,700 shares. During the six months ended December 31, 2012, we did not acquire any shares of treasury stock.

Borrowing Arrangements
The Company has a five-year committed revolving credit agreement that expires in May 2017. This agreement provides for unsecured borrowings of up to $150.0 million. We had borrowings outstanding under our revolving credit agreements of $15 million at December 31, 2013 and $33.0 million at December 31, 2012. At December 31, 2013 unused lines under this facility, net of outstanding letters of credit, totaled $126.4 million and were available to fund future acquisitions or other capital and operating requirements. Borrowings under this agreement are at variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds.

We also have an uncommitted long-term financing shelf facility which expires in February 2016 and enables us to borrow up to $125.0 million with terms of up to fifteen years. At December 31, 2013 we had no outstanding borrowings under this facility.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	December 31,	June 30,
	2013	2013
Accounts receivable, gross	$313,271	$337,617
Allowance for doubtful accounts	7,335	7,737
Accounts receivable, net	$305,936	$329,880
Allowance for doubtful accounts, % of gross receivables	2.3%	2.3%

	For the six months ended December 31,
	2013	2012
Provision for losses on accounts receivable	$357	$604
Provision as a % of net sales	0.03%	0.05%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 47.3 at December 31, 2013 versus 46.4 at June 30, 2013. Accounts receivable decreased 7.3% this year, compared to a 1.1% decrease in sales in the six months ended December 31, 2013. We primarily attribute the increase in DSO to higher sales to large contract accounts as well as locations undergoing the ERP transformation. We expect increases at locations converted to our new ERP system to return to a normal state as the ERP transformation matures.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Less than 3.6% of our accounts receivable balances are more than 90 days past due. On an overall basis, our provision for losses from uncollected receivables represents 0.03% of our sales in the six months ended December 31, 2013. Historically, this percentage is around 0.15%. Our loss experience continues to be favorable in fiscal 2014. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at current costs. We have temporarily increased inventory levels within our U.S. Service Center network to ensure that we have no customer service disruptions due to our ERP transformation. The annualized inventory turnover for the period ended December 31, 2013 was 3.7 versus 4.1 at June 30, 2013. We believe our inventory turnover ratio at the end of the year, will be slightly lower than the fiscal 2013 levels.

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
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company began to implement SAP in parts of its Canadian and U.S. businesses to support both accounting and operating activities. The implementation at operating locations is expected to continue through the end of fiscal year 2014 and into fiscal 2015. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation. This ongoing SAP implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the six months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases in the quarter ended December 31, 2013 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
October 1, 2013 to October 31, 2013	35,800	50.67	35,800	1,045,000
November 1, 2013 to November 30, 2013	96,800	47.13	96,800	948,200
December 1, 2013 to December 31, 2013	93,500	47.71	93,500	854,700
Total	226,100	47.93	226,100	854,700

(1)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company's common stock. The Company publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions.

(2)	During the quarter the Company purchased five thousand two hundred seventy-two shares in connection with the Deferred Compensation Plan.

ITEM 6.    Exhibits

Exhibit No.	Description
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	February 3, 2014	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	February 3, 2014	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer