Form 10-Q
period 2014-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2014-05-05
CIK 109563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2014
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
There were 41,771,644 (no par value) shares of common stock outstanding on April 15, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net Sales	$618,006	$621,654	$1,805,260	$1,821,690
Cost of Sales	446,786	447,254	1,300,862	1,319,838
Gross Profit	171,220	174,400	504,398	501,852
Selling, Distribution and Administrative, including depreciation	131,047	130,923	384,849	373,488
Operating Income	40,173	43,477	119,549	128,364
Interest (Income) Expense, net	(11)	107	(102)	147
Other (Income) Expense, net	(388)	(1,027)	(1,749)	(1,913)
Income Before Income Taxes	40,572	44,397	121,400	130,130
Income Tax Expense	10,178	15,095	38,253	44,253
Net Income	$30,394	$29,302	$83,147	$85,877
Net Income Per Share - Basic	$0.73	$0.70	$1.98	$2.04
Net Income Per Share - Diluted	$0.72	$0.69	$1.96	$2.02
Cash dividends per common share	$0.25	$0.23	$0.71	$0.65
Weighted average common shares outstanding for basic computation	41,880	42,098	42,039	42,038
Dilutive effect of potential common shares	362	472	399	479
Weighted average common shares outstanding for diluted computation	42,242	42,570	42,438	42,517
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income per the condensed statements of consolidated income	$30,394	$29,302	$83,147	$85,877

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(3,876)	(5,466)	(10,736)	2,941
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	96	218	287	654
Unrealized gain (loss) on investment securities available for sale	49	42	148	65
Total of other comprehensive income (loss), before tax	(3,731)	(5,206)	(10,301)	3,660
Income tax expense related to items of other comprehensive income	53	99	162	278
Other comprehensive income (loss), net of tax	(3,784)	(5,305)	(10,463)	3,382
Comprehensive income, net of tax	$26,610	$23,997	$72,684	$89,259
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2014	June 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$69,086	$73,164
Accounts receivable, less allowances of $8,479 and $7,737	344,096	329,880
Inventories	320,045	281,417
Other current assets	41,284	52,819
Total current assets	774,511	737,280
Property, less accumulated depreciation of $157,454 and $157,506	78,834	83,243
Intangibles, net	88,368	91,267
Goodwill	111,201	106,849
Deferred tax assets	23,792	21,026
Other assets	19,945	19,041
TOTAL ASSETS	$1,096,651	$1,058,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$145,352	$136,575
Short-term debt	30,000	—
Compensation and related benefits	46,849	63,899
Other current liabilities	46,022	45,426
Total current liabilities	268,223	245,900
Postemployment benefits	25,197	30,919
Other liabilities	22,159	22,272
TOTAL LIABILITIES	315,579	299,091
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	156,495	153,893
Income retained for use in the business	877,547	824,362
Treasury shares—at cost (12,396 and 12,044 shares)	(249,086)	(225,219)
Accumulated other comprehensive income (loss)	(13,884)	(3,421)
TOTAL SHAREHOLDERS’ EQUITY	781,072	759,615
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,096,651	$1,058,706
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$83,147	$85,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	10,119	9,234
Amortization of intangibles	9,518	9,716
Unrealized foreign exchange transactions loss (gain)	136	(624)
Amortization of stock options and appreciation rights	1,703	1,959
Loss (gain) on sale of property	37	(223)
Other share-based compensation expense	2,946	2,873
Changes in operating assets and liabilities, net of acquisitions	(60,451)	(39,787)
Other, net	(2,829)	31
Net Cash provided by Operating Activities	44,326	69,056
Cash Flows from Investing Activities
Property purchases	(6,492)	(9,836)
Proceeds from property sales	348	737
Net cash paid for acquisition of businesses, net of cash acquired	(17,000)	(67,591)
Net Cash used in Investing Activities	(23,144)	(76,690)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	30,000	—
Purchases of treasury shares	(23,992)	—
Dividends paid	(29,961)	(27,468)
Excess tax benefits from share-based compensation	2,525	1,718
Acquisition holdback payments	(1,824)	(3,576)
Exercise of stock options and appreciation rights	95	498
Net Cash used in Financing Activities	(23,157)	(28,828)
Effect of Exchange Rate Changes on Cash	(2,103)	1,103
Decrease in Cash and Cash Equivalents	(4,078)	(35,359)
Cash and Cash Equivalents at Beginning of Period	73,164	78,442
Cash and Cash Equivalents at End of Period	$69,086	$43,083

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2014, and the results of its operations for the three and nine month periods ended March 31, 2014 and 2013 and its cash flows for the nine months ended March 31, 2014 and 2013, have been included. The condensed consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2014.

Change in Accounting Principle - Alignment of Canadian Subsidiary Reporting
Effective July 1, 2013, the Company aligned the consolidation of the Company’s Canadian subsidiary in the consolidated financial statements which previously included results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company has determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination of $1,200 of income for the month of June 2013 has been included within “Other (Income) Expense, net” on the Statement of Consolidated Income for the nine months ended March 31, 2014. The three months ended March 31, 2014 reflect the same results, had the financial statements been retrospectively adjusted. The nine months ended March 31, 2014 reflect the same results, had the financial statements been retrospectively adjusted, with the exception of net income which would have decreased $1,200. Net sales, operating income and net income for the three months ended March 31, 2013, would have increased by $3,500, $800 and $700 respectively had the financial statements been retrospectively adjusted. Net sales, operating income and net income for the nine months ended March 31, 2013, would have increased by $500 and decreased by $400 and $400 respectively had the financial statements been retrospectively adjusted.
Change in Accounting Principle - Alignment of Mexican Subsidiary Reporting
Effective January 1, 2014, the Company aligned the consolidation of the Company’s Mexican subsidiary in the consolidated financial statements which previously included results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company has determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination of $200 of income for the month of December 2013 has been included within “Other (Income) Expense, net” on the Statement of Consolidated Income for the three and nine months ended March 31, 2014. The three months ended March 31, 2014 reflect the same results, had the financial statements been retrospectively adjusted, with the exception of net income which would have decreased $200. Net sales, operating income and net income for the nine months ended March 31, 2014 would have decreased by $1,100, $100 and $300 had the financial statements been retrospectively adjusted. Net sales, operating income and net income for the three months ended March 31, 2013, would have increased by $800, and decreased by $200 and $300 respectively had the financial statements been retrospectively adjusted. Net sales, operating income and net income for the nine months ended March 31, 2013, would have decreased by $1,000, $600 and $500 respectively had the financial statements been retrospectively adjusted.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Impact of Changes in Accounting Principle - Alignment of Subsidiary Reporting
The Company has determined that the effect of both the Canadian and Mexican reporting lag eliminations is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of these changes. All subsidiary reporting is now aligned with that of the consolidated financial statements.
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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2014 presentation.

2.	BUSINESS COMBINATION

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

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the nine month period ended March 31, 2014 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2013	$105,920	$929	$106,849
Goodwill acquired during the period	5,727		5,727
Other, primarily currency translation	(1,375)		(1,375)
Balance at March 31, 2014	$110,272	$929	$111,201

At March 31, 2014, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2014	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$106,173	$44,496	$61,677
Trade names	26,314	9,755	16,559
Vendor relationships	15,365	6,292	9,073
Non-competition agreements	2,204	1,145	1,059
Total Intangibles	$150,056	$61,688	$88,368

June 30, 2013	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$100,854	$38,844	$62,010
Trade names	26,690	8,643	18,047
Vendor relationships	15,433	5,443	9,990
Non-competition agreements	4,743	3,523	1,220
Total Intangibles	$147,720	$56,453	$91,267

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the nine month period ended March 31, 2014, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$6,940	20 years
Trade names	160	5 years
Non-competition agreements	310	5 years
Total Intangibles Acquired	$7,410	19 years

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2014) for the next five years is as follows: $3,200 for the remainder of 2014, $12,100 for 2015, $11,000 for 2016, $10,300 for 2017, $9,000 for 2018 and $8,000 for 2019.

4.	FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2014 and June 30, 2013 totaled $10,719 and $10,483, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in Other Assets on the accompanying condensed consolidated balance sheets and their fair values were based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.	SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss), are comprised of the following:

	Three Months Ended March 31, 2014
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(6,500)	$13	$(3,613)	$(10,100)
Other comprehensive income (loss)	(3,876)	33		(3,843)
Amounts reclassified from accumulated other comprehensive income (loss)	—		59	59
Net current-period other comprehensive income (loss), net of taxes	(3,876)	33	59	(3,784)
Balance at March 31, 2014	$(10,376)	$46	$(3,554)	$(13,884)

	Nine Months Ended March 31, 2014
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2013	$360	$(52)	$(3,729)	$(3,421)
Other comprehensive income (loss)	(10,736)	98		(10,638)
Amounts reclassified from accumulated other comprehensive income (loss)			175	175
Net current-period other comprehensive income (loss), net of taxes	(10,736)	98	175	(10,463)
Balance at March 31, 2014	$(10,376)	$46	$(3,554)	$(13,884)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2014			2013
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(3,876)	$—	$(3,876)	$(5,466)	$—	$(5,466)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	96	37	59	218	85	133
Unrealized gain (loss) on investment securities available for sale	49	16	33	42	14	28
Other comprehensive income (loss)	$(3,731)	$53	$(3,784)	$(5,206)	$99	$(5,305)

	Nine Months Ended March 31,
	2014			2013
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(10,736)	$—	$(10,736)	$2,941	$—	$2,941
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	287	112	175	654	255	399
Unrealized gain (loss) on investment securities available for sale	148	50	98	65	23	42
Other comprehensive income (loss)	$(10,301)	$162	$(10,463)	$3,660	$278	$3,382

Antidilutive Common Stock Equivalents
In the three and nine month periods ended March 31, 2014 and 2013, respectively, stock options and stock appreciation rights related to the acquisition of 306 and 180 shares of common stock in the three month periods and 306 and 208 shares of common stock in the nine month periods were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31,	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$19	$20	$12	$20
Interest cost	295	314	35	47
Expected return on plan assets	(104)	(101)
Recognized net actuarial loss (gain)	153	184	(9)	(13)
Amortization of prior service cost	20	21	(68)	27
Net periodic cost	$383	$438	$(30)	$81

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31,	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$57	$60	$36	$60
Interest cost	885	945	104	142
Expected return on plan assets	(312)	(303)
Recognized net actuarial loss (gain)	459	551	(28)	(40)
Amortization of prior service cost	59	62	(203)	80
Net periodic cost	$1,148	$1,315	$(91)	$242

The Company contributed $6,492 to its pension benefit plans and $165 to its retiree health care plans in the nine months ended March 31, 2014. Expected contributions for the remainder of fiscal 2014 are $200 for the pension benefit plans to fund scheduled retirement payments and $85 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,369 and $5,889, in the three months ended March 31, 2014 and 2013, respectively, and $16,564 and $14,618 in the nine months ended March 31, 2014 and 2013, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2014
Net sales	$492,678	$125,328	$618,006
Operating income for reportable segments	28,754	13,442	42,196
Depreciation and amortization of property	2,964	363	3,327
Capital expenditures	2,021	345	2,366

March 31, 2013
Net sales	$506,727	$114,927	$621,654
Operating income for reportable segments	35,357	9,607	44,964
Depreciation and amortization of property	2,735	463	3,198
Capital expenditures	2,894	99	2,993

Nine Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2014
Net sales	$1,450,705	$354,555	$1,805,260
Operating income for reportable segments	82,695	33,263	115,958
Assets used in business	879,349	217,302	1,096,651
Depreciation and amortization of property	8,951	1,168	10,119
Capital expenditures	5,755	737	6,492

March 31, 2013
Net sales	$1,485,029	$336,661	$1,821,690
Operating income for reportable segments	97,445	28,758	126,203
Assets used in business	833,211	202,726	1,035,937
Depreciation and amortization of property	7,864	1,370	9,234
Capital expenditures	9,488	348	9,836

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Operating income for reportable segments	$42,196	$44,964	$115,958	$126,203
Adjustment for:
Intangible amortization—Service Center Based Distribution	1,102	1,637	4,484	4,164
Intangible amortization—Fluid Power Businesses	2,086	1,873	5,034	5,553
Corporate and other expense (income), net	(1,165)	(2,023)	(13,109)	(11,878)
Total operating income	40,173	43,477	119,549	128,364
Interest (income) expense, net	(11)	107	(102)	147
Other (income) expense, net	(388)	(1,027)	(1,749)	(1,913)
Income before income taxes	$40,572	$44,397	$121,400	$130,130

The change in corporate and other expense (income), net is due to changes in the amounts and levels of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Geographic Areas:
United States	$519,713	$514,941	$1,500,252	$1,492,795
Canada	64,922	70,497	202,439	218,848
Other countries	33,371	36,216	102,569	110,047
Total	$618,006	$621,654	$1,805,260	$1,821,690

Other countries consisted of Mexico, Australia and New Zealand.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.	OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(110)	$(602)	$(1,355)	$(1,183)
Elimination of one-month Canadian and Mexican reporting lag, effective July 1, 2013 and January 1, 2014, respectively	(175)	—	(1,342)	—
Foreign currency transactions (gain) loss	46	(231)	953	(656)
Other, net	(149)	(194)	(5)	(74)
Total other (income) expense, net	$(388)	$(1,027)	$(1,749)	$(1,913)

9.    INCOME TAXES

The effective tax rates for the three and nine month periods ended March 31, 2014 were lower than the comparable prior year periods primarily due to the reversal of the deferred tax liability associated with undistributed earnings in Canada, as well as the reversal of tax reserves associated with certain uncertain tax positions.

During the three month period ended March 31, 2014, the Company reversed a $2,800 deferred tax liability related to a portion of the undistributed earnings in Canada. The liability was reversed as it was determined that all undistributed earnings in Canada would be permanently reinvested. Additionally, $1,100 of tax reserves were reversed due to the expiration of certain statutes of limitations for U.S. tax audits, during the three months ended March 31, 2014.

10.    SUBSEQUENT EVENTS

On May 1, 2014, the Company acquired Reliance Industrial Products, headquartered in Nisku, Alberta, Canada, with operations in Western Canada and the Western United States, for a total purchase price in the amount of $189,800. This business will expand Applied’s global capabilities within the oil and gas industry and will be a part of the Service Center Based Distribution segment. The Company funded the acquisition by using available cash in Canada in the amount of $31,900, existing revolving credit facilities of $36,600 and a new $100,000 five year term loan facility, with the remainder to be paid to the sellers over the next several years. The results of operations acquired will be included in the Company’s results of operations from May 1, 2014.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed statements of consolidated income and condensed consolidated comprehensive income for the three-month and nine-month periods ended March 31, 2014 and 2013, and of condensed consolidated cash flows for the nine-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 20, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
May 5, 2014

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,000 associates across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2014, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 524 facilities.

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

Overview
Consolidated sales for the quarter ended March 31, 2014 decreased $3.6 million or 0.6% compared to the prior year quarter, with acquisitions contributing $3.4 million or 0.5% and a unfavorable foreign currency translation of $9.9 million decreasing sales by 1.6%. Operating margin decreased to 6.5% of sales from 7.0% for the prior year quarter largely driven by a decrease in gross profit as a percentage of sales, while SD&A as a percentage of sales remained stable. Net income of $30.4 million increased 3.7% compared to the prior year quarter primarily due to discrete items resulting in a lower effective tax rate. Shareholders' equity was $781.1 million at March 31, 2014, up from the June 30, 2013 level of $759.6 million. The current ratio was 2.9 to 1 at March 31, 2014 and 3.0 to 1 at June 30, 2013.

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

In the current March quarter, Industrial Production increased at an annual rate of 4.4%. The MCU for March 2014 was 76.7, up slightly from the December 2013 revised reading of 76.4. The ISM PMI registered 53.7 in March, a decrease from 57.0 in December , but still above 50 (its expansionary threshold).

The number of Company associates was 5,132 at March 31, 2014, 5,109 at June 30, 2013, and 5,124 at March 31, 2013. The number of operating facilities totaled 524 at March 31, 2014, 522 at June 30, 2013 and 525 at March 31, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2014 and 2013

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2014	2013
Net Sales	100.0%	100.0%	(0.6)%
Gross Profit	27.7%	28.1%	(1.8)%
Selling, Distribution & Administrative	21.2%	21.1%	0.1%
Operating Income	6.5%	7.0%	(7.6)%
Net Income	4.9%	4.7%	3.7%

During the quarter ended March 31, 2014, sales decreased $3.6 million or 0.6% compared to the prior year quarter, with acquisitions accounting for $3.4 million or 0.5%, and an unfavorable foreign currency translation decreasing sales by $9.9 million or 1.6%. Sales from businesses not acquired in the current year were down 0.3% during the quarter with 63 selling days in the quarter ended March 31, 2014 versus 62.5 selling days in the quarter ended March 31, 2013, which would approximate a 0.8% increase in sales.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $14.0 million or 2.8% during the quarter from the same period in the prior year. Acquisitions within this segment increased sales by $3.4 million or 0.7%, and unfavorable foreign currency translation losses decreased sales by $8.0 million or 1.6%, with the remainder of the decline in sales related to businesses not acquired in the current year.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $10.4 million or 9.1% during the quarter from the same period in the prior year, primarily attributed to strong sales growth at several of our Fluid Power Businesses, while unfavorable foreign currency translation losses decreased sales by $2.0 million or 1.7%.

Sales in our U.S. operations were up $4.8 million or 0.9%, with acquisitions adding $3.4 million or 0.7%. Sales from our Canadian operations decreased $5.6 million or 7.9%, with an unfavorable foreign currency translation decreasing Canadian sales by $6.9 million or 9.7%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $2.8 million or 7.9% below the prior year, with an unfavorable foreign currency translation decreasing sales by $3.1 million or 8.5%.

During the quarter ended March 31, 2014, industrial products and fluid power products accounted for 70.4% and 29.6%, respectively, of sales as compared to 72.6% and 27.4%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 27.7% compared to the prior year's quarter of 28.1% primarily due to lower margins generated by non-U.S. Service Center related businesses.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.2% of sales in the quarter ended March 31, 2014 compared to 21.1% in the prior year quarter, remaining relatively stable. On an absolute basis, SD&A increased $0.1 million or 0.1% compared to the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating income decreased 7.6% or $3.3 million, and as a percent of sales decreased to 6.5% from 7.0% during the prior year quarter. The period decrease in operating income primarily reflects the impact of lower sales levels coupled with slightly lower gross profit margins. The decrease in operating margin percentage is driven by lower gross profit margins which declined from 28.1% as a percentage of sales in the prior year quarter to 27.7% in the current quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.8% in the current year quarter from 7.0% in the prior year quarter. This decrease is primarily attributable to a decrease in gross profit as a percentage of sales, representing a decrease of 0.8% coupled with an increase in SD&A as a percentage of sales, representing a decrease of 0.4%.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 10.7% in the current year quarter from 8.4% in the prior year quarter. All of this increase is attributable to leveraging our sales increase to higher operating profits as SD&A levels didn't increase commensurate with the sales increase.

Other income was $0.4 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million, $0.2 million in income from the elimination of the one-month Mexican reporting lag as well as $0.1 million of income from other items. During the prior year quarter, other income was $1.0 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million, net favorable foreign currency transaction gains of $0.2 million as well as $0.2 million of income from other items.

The effective income tax rate was 25.1% for the quarter ended March 31, 2014 compared to 34.0% for the quarter ended March 31, 2013. The decline in the tax rate is due to the reversal of $2.8 million of deferred tax liabilities related to undistributed earnings in Canada, which decreased the effective tax rate by approximately 6.9%, and the reversal of $1.1 million of tax reserves due to the expiration of certain statue of limitations for U.S. tax audits expiring, which decreased the effective tax rate by 2.7%. Exclusive of these two items, our effective tax rate for the quarter would have been 34.7%. We expect our fourth quarter tax rate for fiscal 2014 to be in the 34.5% to 35.0% range.

As a result of the factors addressed above, net income increased $1.1 million or 3.7% compared to the prior year quarter. Net income per share was $0.72 per share for the quarter ended March 31, 2014, compared to $0.69 in the prior year quarter.

Nine months Ended March 31, 2014 and 2013

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2014	2013
Net Sales	100.0%	100.0%	(0.9)%
Gross Profit	27.9%	27.5%	0.5%
Selling, Distribution & Administrative	21.3%	20.5%	3.0%
Operating Income	6.6%	7.0%	(6.9)%
Net Income	4.6%	4.7%	(3.2)%

During the nine months ended March 31, 2014, sales decreased $16.4 million or 0.9% compared to the same period in the prior year, with acquisitions accounting for $28.5 million or 1.6%, and an unfavorable foreign currency translation decreasing sales by $19.9 million or 1.1%. We experienced overall declines in sales during the year-to-date period in our businesses not acquired in the current year of 2.2% with 189 selling days in the period ended March 31, 2014 and 187.5 selling days in the period ended March 31, 2013 which would approximate a 0.8% increase in sales.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $34.3 million or 2.3% during the nine months ended March 31, 2014 from the same period in the prior year. Acquisitions within this segment increased sales by $25.7 million or 1.7% and unfavorable foreign currency translation losses decreased sales by $16.3 million or 1.1%, with the remainder of the decline in sales related to businesses not acquired in the current year.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $17.9 million or 5.3% during the nine months ended March 31, 2014 from the same period in the prior year. Acquisitions within this segment increased sales by $2.8 million or 0.8%. We also experienced strong sales growth at several of our Fluid Power Businesses, while unfavorable foreign currency translation losses decreased sales by $3.4 million or 1.0%.

During the nine months ended March 31, 2014, sales in our U.S. operations increased $7.5 million or 0.5% with acquisitions adding $20.0 million or 1.3%. Sales from our Canadian operations decreased $16.4 million or 7.5%, with acquisitions adding $2.3 million or 1.1% and an unfavorable foreign currency translation decreasing sales by $13.2 million or 6.0%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, decreased $7.5 million or 6.8% from the the prior year, with acquisitions adding $6.2 million or 5.6% and an unfavorable foreign currency translation decreasing sales by $6.7 million or 6.1%.

During the nine months ended March 31, 2014, industrial products and fluid power products accounted for 70.3% and 29.7%, respectively, of sales as compared to 72.3% and 27.7%, respectively, for the same period in the prior year.

Our gross profit margin for the period was 27.9% as compared to the prior year's period of 27.5%. The increase in gross profit margin is attributable to higher supplier support in the U.S. Service Centers along with higher margins generated by non U.S. Service Center related businesses.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.3% of sales for the nine months ended March 31, 2014 compared to 20.5% in the prior year period. On an absolute basis, SD&A increased $11.4 million or 3.0% compared to the prior year period. This increase in SD&A was entirely the result of acquired operations which added $11.6 million in SD&A while our ongoing operations experienced slight SD&A expense declines.

Operating income decreased 6.9% or $8.8 million, and as a percent of sales decreased to 6.6% from 7.0% during the prior year period. The decrease in operating income is primarily the result of lower sales levels coupled with increases in SD&A as compared to the prior year offset slightly by increases in gross profit. The decrease in operating margin percentage is driven by an increase in SD&A as a percentage of sales to 21.3% from 20.5% in the prior year, slightly offset by an increase in gross profit as a percentage of sales to 27.9% from 27.5%.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased slightly to 5.7% in the current year period, from 6.6% in the prior year period. This decrease is primarily attributable to an increase in SD&A as a percentage of sales, representing a decrease of 1.0%, offset by a slight increase in gross profit as a percentage of sales, representing an increase of 0.1%.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 9.4% in the current year period, from 8.5% in the prior year period. The increase is primarily attributable to a decrease in SD&A as a percentage of sales, representing an increase of 0.6%, coupled with an increase in gross profit as a percentage of sales, representing an increase of 0.3%.

Other income was $1.7 million in the period which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.4 million and net unfavorable foreign currency transaction losses of $1.0 million as well as $1.3 million is income from the elimination of the one-month reporting lags associated with both Canada and Mexico. During the prior period other income was $1.9 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million and net favorable foreign currency transaction gains of $0.7 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The effective income tax rate was 31.5% for the nine month period ended March 31, 2014, compared to 34.0% for the nine month period ended March 31, 2013. The decline in the tax rate is due to the reversal of $2.8 million of deferred tax liabilities related to undistributed earnings in Canada, which decreased the effective tax rate by approximately 2.3%, and the reversal of $1.1 million of tax reserves due to the expiration of certain statute of limitations for U.S. tax audits expiring, which decreased the effective tax rate by 0.9%. Exclusive of these two items our effective tax rate for the quarter would have been 34.7%. We expect our full year tax rate for fiscal year 2014 to be in the 32.0% to 32.5% range.

As a result of the factors addressed above, net income decreased $2.7 million or 3.2%, compared to the prior year period. Net income per share was $1.96 per share for the nine month period ended March 31, 2014, compared to $2.02 in the prior year period.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2014, we had $30.0 million in outstanding borrowings. At March 31, 2013, we had no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances outside of the United States. The following table shows the Company's total cash as of March 31, 2014 by geographic location.

Country	Amount
United States	$12,839
Canada	50,190
Other countries	6,057
Total	$69,086

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes.

The Company's working capital at March 31, 2014 was $506.3 million, compared to $491.4 million at June 30, 2013. The current ratio was 2.9 to 1 at March 31, 2014 and 3.0 to 1 at June 30, 2013.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2014	2013
Operating Activities	$44,326	$69,056
Investing Activities	(23,144)	(76,690)
Financing Activities	(23,157)	(28,828)
Exchange Rate Effect	(2,103)	1,103
Decrease in Cash and Cash Equivalents	$(4,078)	$(35,359)

Net cash provided by operating activities was $44.3 million for the nine months ended March 31, 2014 as compared to $69.1 million for the same period a year ago. The decrease is due primarily to decreased net income and increased working capital needs.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net cash used in investing activities during the nine months ended March 31, 2014 decreased to $23.1 million during the current period versus $76.7 million in the prior period. The decrease is due to a lower level of acquisitions during the current period of $17.0 million compared to $67.6 million in the prior period. Further contributing to the decrease is a lower level of property additions of $6.5 million compared to $9.8 million in the prior period as we begin to wind down our capital expenditures pertaining to the implementation of our new ERP system.

Net cash used in financing activities decreased to $23.2 million for the nine months ended March 31, 2014 versus $28.8 million in the prior period. Several factors contributed to the decrease in cash used in financing activities, the most significant of which are the $30.0 million of cash provided by borrowings under the revolving credit facility partially offset by the $24.0 million of cash used for the purchase of treasury shares. In the prior year, there were no borrowings under the revolving credit facility or purchases of treasury shares. Other smaller items also contributed to the decrease in cash used.

ERP Project
In fiscal 2011, Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems for future growth. We have deployed our solution in a portion of our Canadian and U.S. operations. U.S. deployments have continued during the first three quarters of fiscal 2014. We expect to complete our U.S. deployments in the fourth quarter, with additional deployments into fiscal 2015.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 208,000 shares of treasury stock in the three months ended March 31, 2014 for $10.2 million. Through the nine months ended March 31, 2014 we acquired 495,000 shares of treasury stock for $24.0 million. At March 31, 2014, we had authorization to repurchase an additional 646,500 shares. During the nine months ended March 31, 2013, we did not acquire any shares of treasury stock.

Borrowing Arrangements
We have a $150.0 million revolving credit facility with a group of banks expiring in May 2017. We had borrowings outstanding under our revolving credits agreements of $30 million at March 31, 2014 and no borrowings outstanding as of March 31, 2013. At March 31, 2014, unused capacity under this facility, net of outstanding letters of credit, was $111.3 million and is available to fund future acquisitions or other capital and operating requirements.

We also have an uncommitted long-term financing shelf facility which expires in February 2016, enabling us to borrow up to $125 million with terms of up to fifteen years. This facility had no borrowings outstanding at March 31, 2014.

Other Matters
We expect to buy our headquarters facility for approximately $12.5 million in the fourth quarter of fiscal 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	March 31,	June 30,
	2014	2013
Accounts receivable, gross	$352,575	$337,617
Allowance for doubtful accounts	8,479	7,737
Accounts receivable, net	$344,096	$329,880
Allowance for doubtful accounts, % of gross receivables	2.4%	2.3%

	Nine Months Ended March 31,
	2014	2013
Provision for losses on accounts receivable	$1,337	$1,273
Provision as a % of net sales	0.07%	0.07%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 50.1 at March 31, 2014 versus 46.4 at June 30, 2013. Accounts receivable increased 4.3% this year, compared to a 0.9% decrease in sales in the nine months ended March 31, 2014. We primarily attribute the increase in DSO due to the timing of collections in connection with our ERP conversion.

Approximately 5.6% of our accounts receivable balances are more than 90 days past due. On an overall basis, our provision for losses from uncollected receivables represents 0.07% of our sales in the nine months ended March 31, 2014. This reflects a $0.7 million increase in reserves, in response to the increase in past due accounts receivable. Historically, this percentage is around 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at current costs. We have temporarily increased inventory levels within our U.S. Service Center network to ensure that we have no customer service disruptions due to our ERP transformation. The annualized inventory turnover for the period ended March 31, 2014 was 3.8 versus 4.1 at June 30, 2013. We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2014.

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

Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems; our ability to implement our ERP system in a timely, cost-effective, and competent manner, limiting disruption to our business, and to capture its planned benefits while maintaining an adequate internal control environment; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries and the transfer of manufacturing capacity to foreign countries; our ability to retain and attract qualified sales and customer service personnel and other skilled managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability timing, and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse regulation and legislation, both enacted and under consideration, including with respect to health care and federal tax policy (e.g., affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. We discuss certain of these matters more fully throughout our "Management's Discussion and Analysis" as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2013.

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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of calendar 2014.

Other than as described above, there have not been any changes in internal control over financial reporting during the nine months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases in the quarter ended March 31, 2014 were as follows:

Period	(a) Total Number of Shares (2)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 to January 31, 2014	85,539	48.03	85,500	769,200
February 1, 2014 to February 28, 2014	59,700	49.13	59,700	709,500
March 1, 2014 to March 31, 2014	63,000	49.45	63,000	646,500
Total	208,239	48.76	208,200	646,500

(1)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company's common stock. The Company publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions.

(2)	During the quarter the Company purchased thirty nine shares in connection with the Deferred Compensation Plan.

ITEM 6.         Exhibits

Exhibit No.	Description
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

4.3
Private Shelf Agreement dated as of November 27, 1996, as most recently amended on February 4, 2013, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 2013, SEC File No. 1-2299, and incorporated here by reference).

10.1	Second Amendment to the Applied Industrial Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms)

15	Independent Registered Public Accounting Firm’s Awareness Letter.

18	Preferability letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	May 5, 2014	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	May 5, 2014	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer