Form 10-K
period 2014-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2014-08-22
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2013): $2,032,869,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2014
Common Stock, without par value	41,507,647

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Applied's proxy statement for the annual meeting of shareholders to be held October 28, 2014, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
This report, including the documents incorporated by reference, contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as “guidance,” “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “forecast,” “may,” "optimistic" and derivative or similar words or expressions. Similarly, descriptions of our objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of Applied and its management as to future occurrences and trends. Applied intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
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
Applied believes its primary risk factors include, but are not limited to, those identified in the following sections of this annual report on Form 10-K: “Risk Factors” in Item 1A; “Narrative Description of Business,” in Item 1, section (c); and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I
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
(a) General Development of Business.
Information regarding developments in our business can be found below in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference.
(b) Financial Information about Segments.
We have identified two reportable segments, service center-based distribution and fluid power businesses.
The service center-based distribution segment provides customers with a wide range of industrial products through a network of service centers. The fluid power businesses segment consists of specialized regional companies that distribute fluid power components and operate shops to assemble fluid power systems and perform equipment repair. The fluid power businesses primarily sell products and repair services directly to customers rather than through the service centers.
Segment financial information can be found in note 12 to the consolidated financial statements, included below in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.

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

The service center network also includes:

•	Regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements, and

•	Rubber service field crews, which install and repair conveyor belts and rubber linings at customer locations.
The service center-based distribution business accounts for a substantial majority of our field operations and 80.2% of our 2014 sales dollars. We operate in the United States, Canada, Australia, and New Zealand using the Applied Industrial Technologies and Applied Maintenance Supplies and Solutions trade names. We are known as Applied México and RODENSA (effective July 1, 2014) in Mexico and Rafael Benitez Carrillo in Puerto Rico. Reliance Industrial Products, Knox Oil Field Supply (effective July 1, 2014), and Texas Oilpatch Services operate under those trade names, serving the upstream oil and gas industry.

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
Net sales by product category for the most recent three fiscal years is detailed in note 12 to the consolidated financial statements, included below in Item 8 under the caption “Financial Statements and Supplementary Data.”
That information is incorporated here by reference.

Services. Our employees advise and assist customers in selecting and applying products, and in managing inventory. We consider this advice and assistance to be an integral part of our sales efforts. Beyond logistical distribution services, we offer product and process solutions involving multiple technologies. These solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.
Our service center sales employees include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make on-site calls to customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs, as well as automated supplies dispensing systems. Account managers also measure and document the value of the cost savings and increased productivity we help generate. Product and industry specialists assist with applications in their areas of expertise.
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
Reliance Industrial Products and Texas Oilpatch Services specialize in supplying products and services to the upstream oil and gas industry. At the beginning of fiscal 2015, we acquired another oilfield supply company, Knox Oil Field Supply.
In addition to distributing products, we offer shop services in select geographic areas. Our fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers and distribution centers) in accordance with customer requirements. Field crews install and repair conveyor belts and rubber lining, primarily at customer locations. Among the other services we offer, either performed by us directly or by third party providers, are the rebuilding or assembly of speed reducers, pumps, valves, cylinders, and electric and hydraulic motors, and custom machining.
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
Markets. We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, mining, oil and gas, primary metals, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 3% of our net sales.
Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our employees' knowledge and experience do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, online capability, catalogs, and having a local presence. In the fluid power businesses, product manufacturer authorizations are often more selective and can be a more significant competitive factor, along with market reputation and product application knowledge.
Our principal competitors are other bearing, power transmission, industrial rubber, fluid power, linear motion, tools, and safety product distributors, as well as specialized oilfield supply distributors and distributors of other industrial and maintenance supplies and catalog companies. These competitors include local, regional, national, and multinational operations. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do.
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
Backlog Orders and Seasonality. Because of the type of industrial distribution we provide, backlog orders are not material to our business as a whole, although they are a more important factor for our fluid power businesses.
Our business has exhibited minor seasonality - in particular, sales per day during the first half of our fiscal year have tended in the past to be slightly lower compared with the second half due, in part, to the impact of customer plant shutdowns, summer vacations and holidays.
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
Number of Employees. At June 30, 2014, we had 5,472 employees.
Working Capital. Our working capital position is discussed below in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference.
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

(d) Financial Information about Geographic Areas.
Information regarding our foreign operations, including information about revenues and long-lived assets, is included in note 12 to the consolidated financial statements, included below in Item 8 under the caption “Financial Statements and Supplementary Data,” as well as in Item 7A below under the caption “Quantitative and Qualitative Disclosures about Market Risk.” That information is incorporated here by reference.
ITEM 1A. RISK FACTORS.
In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing our company. Certain risks are identified below in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations.
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
We are completing the process of replacing multiple legacy applications with an SAP software platform, to enhance our business information and transaction systems to support future growth. The implementation has occurred over several years in planned phases, primarily based on geographic region; as of June 30, 2014, a substantial majority of our service center operations in the U.S. and Canada were using SAP. We have also begun the transformation of our financial and accounting systems including fixed assets, general ledger and consolidation systems. These implementations are expected to continue through fiscal 2015. Despite extensive planning, we could experience disruptions in our business operations related to the implementation because of the project's complexity.
The potential material adverse consequences could include delays, loss of information, diminished management reporting capabilities, damage to our ability to process transactions, harm to our control environment, diminished employee productivity, and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from the new platform is not assured.
Volatility in product and energy costs can affect our profitability. Cost increases in commodity resources, such as steel and energy, can lead product manufacturers to increase the prices of products we distribute. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. Our ability to pass along to customers the increases in our product and distribution costs depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. When costs fall, market prices can fall too, again potentially affecting profitability.
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
Further, even if we successfully integrate the acquisitions with our operations, we may not be able to realize the cost savings, sales, profit levels, or other benefits that we anticipate from these acquisitions, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to achieve planned operating results, to reduce duplicative expenses and inventory effectively, and to consolidate facilities; the incurrence of significant integration costs or charges in order to achieve those benefits; and our ability to retain key product supplier authorizations, customer relationships, and employees. In addition, acquisitions could place significant demand on administrative, operational, and financial resources.
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

For more information relating to borrowing and interest rates, see the following sections below: “Liquidity and Capital Resources” in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations;” Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk;” and note 5 to the consolidated financial statements, included below in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.
Our growth outside the United States increases our exposure to global economic and political conditions. Foreign operations contributed 17.4% of our sales in 2014. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency fluctuations will increase.
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
We are subject to litigation and regulatory risk due to the nature of our business, which may have a material adverse effect on our business. From time to time, we are involved in lawsuits or other legal proceedings that arise from our business. These may, for example, relate to product liability claims, commercial disputes, personal injuries, or employment-related matters. In addition, we could face claims over other matters, such as claims arising from our status as a public company or government contractor, or otherwise relating to our compliance with a wide array of laws and regulations to which we are subject. The defense and ultimate outcome of lawsuits or other legal proceedings or inquiries may result in higher operating expenses, which could have a material adverse effect on our business, financial condition, or results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2014, we owned real properties at 126 locations and leased 374 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2014.

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Clairmont, Alberta	Service center
Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2014 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop and service center
Newark, California	Fluid power shop
Denver, Colorado	Rubber shop and service center
Lenexa, Kansas	Fluid power shop
Chanhassen, Minnesota	Fluid power shop
Billings, Montana	Fluid power shop
Cleveland, Ohio	Offices and warehouse
Elyria, Ohio	Product return center and service center
Portland, Oregon	Distribution center
Kent, Washington	Offices, fluid power shop, and service center
Longview, Washington	Service center, rubber shop, and fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Edmonton, Alberta	Service center and shop
Winnipeg, Manitoba	Distribution center and service center
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
Additional information regarding our properties can be found in note 11 to the consolidated financial statements, included below in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.

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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 29, 2013:

Name	Positions and Experience	Age
Neil A. Schrimsher	President (since August 2013) and Chief Executive Officer (since October 2011). From February 2010 to August 2011, Mr. Schrimsher was Executive Vice President of Cooper Industries plc (formerly NYSE: CBE), a global electrical products manufacturer, where he led Cooper's Electrical Products Group and headed numerous domestic and international growth initiatives. He was also President of Cooper Lighting, Inc. throughout the period from 2006 to December 2010.	50
Thomas E. Armold	Vice President-Marketing and Strategic Accounts	59
Todd A. Barlett	Vice President-Acquisitions and Global Business Development	59
Fred D. Bauer	Vice President-General Counsel & Secretary	48
Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer	57
Kurt W. Loring
Vice President-Chief Human Resources Officer since July 2014. From October 2011 to July 2014 he was Vice President, Human Resources for the Forged Products segment of Precision Castparts Corporation (NYSE: PCP). The $4.3 billion segment, with greater than 5,000 employees, is a world-leading producer of complex forgings and high-performance nickel-based alloys and super alloys for aerospace, power generation, and general industrial applications. Prior to that he served with Danaher Corporation (NYSE: DHR), most recently (from 2008 to September 2011) as the Vice President, Human Resources for its Fluke Corporation subsidiary, a leader in the manufacture, distribution, and service of electronic test tools and software worldwide.
		45
Carl E. Will	Chief Commercial Officer since July 2013. From 2004 to January 2013, he served as an executive with Invacare Corporation (NYSE: IVC), which engages in the design, manufacture, and distribution of medical equipment and supplies worldwide. Most recently, he was Invacare's Senior Vice President-Global Commercial Operations from November 2010 to January 2013 and its Senior Vice President-North American Homecare from 2008 to November 2010.	44

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the quarterly stock dividends for the fiscal years ended June 30, 2014, 2013, and 2012 and the number of shareholders of record as of August 15, 2014 are set forth in Item 8, “Financial Statements and Supplementary Data,” in the “Quarterly Operating Results” table. That information is incorporated here by reference.
Set forth below is market information on Applied's common stock.

			Price Range
	Shares Traded	Average Daily Volume	High	Low
2014
First Quarter	9,157,400	143,100	$53.57	$47.21
Second Quarter	12,634,700	197,400	53.45	45.62
Third Quarter	10,107,300	165,700	52.27	45.74
Fourth Quarter	12,799,900	203,200	51.44	45.62
2013
First Quarter	12,149,000	196,000	$44.86	$34.67
Second Quarter	12,434,700	201,600	42.54	36.52
Third Quarter	11,238,700	187,300	45.67	42.02
Fourth Quarter	11,295,800	176,500	49.44	40.39
2012
First Quarter	26,284,500	410,700	$36.77	$24.50
Second Quarter	19,521,900	309,900	36.07	25.63
Third Quarter	15,756,700	254,100	42.01	34.78
Fourth Quarter	16,697,600	265,000	41.79	34.44
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2014.

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2014 to April 30, 2014	86,235	48.32	86,100	560,400
May 1, 2014 to May 31, 2014	107,700	47.21	107,700	452,700
June 1, 2014 to June 30, 2014	71,100	49.15	71,100	381,600
Total	265,035	48.09	264,900	381,600

(1)	During the quarter ended June 30, 2014, Applied purchased 135 shares in connection with an employee deferred compensation program. This purchase is not counted in the authorization in note (2).

(2)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of Applied's common stock.
We publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 6. SELECTED FINANCIAL DATA.
Set forth below is selected financial data for each of the last five fiscal years.
(In thousands, except per share amounts and statistical data)
(UNAUDITED)

	2014	2013	2012	2011	2010
Consolidated Operations — Year Ended June 30
Net sales	$2,459,878	$2,462,171	$2,375,445	$2,212,849	$1,893,208
Depreciation and amortization of property	13,977	12,501	11,236	11,234	11,465
Amortization:
Intangible assets	14,023	13,233	11,465	11,382	10,151
SARs and stock options	1,808	2,317	2,058	2,473	3,020
Operating income	164,358	176,399	168,395	150,763	110,050
Net income	112,821	118,149	108,779	96,759	65,903
Per share data:
Net income:
Basic	2.69	2.81	2.58	2.28	1.56
Diluted	2.67	2.78	2.54	2.24	1.54
Cash dividend	0.96	0.88	0.80	0.70	0.60

Year-End Position — June 30
Working capital	$545,193	$491,380	$435,593	$404,226	$347,528
Long-term debt (including portion classified as current)	170,712	—	—	—	75,000
Total assets	1,334,169	1,058,706	962,183	914,931	891,520
Shareholders’ equity	800,308	759,615	672,131	633,563	555,039

Year-End Statistics — June 30
Current ratio	2.9	3.0	2.9	2.9	2.3
Operating facilities	538	522	476	474	455
Shareholders of record	6,330	6,319	6,225	6,208	5,884
Return on assets (a)	10.2%	11.6%	11.8%	11.1%	7.9%
Return on equity (b)	14.5%	16.5%	16.7%	16.3%	12.4%

Capital expenditures (c)	$20,190	$12,214	$26,021	$20,431	$7,216

Cash Returned to Shareholders During the Year
Dividends Paid	$40,410	$37,194	$33,800	$29,751	$25,416
Purchases of Treasury Shares	36,732	53	31,032	6,085	3,929
Total	$77,142	$37,247	$64,832	$35,836	$29,345

(a)	Return on assets is calculated as net income divided by monthly average assets.

(b)	Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year and end of the year divided by 2).

(c)
Capital expenditures for fiscal 2014 included the purchase of our headquarters facility which used $10.0 million of cash.
Capital expenditures for 2013, 2012 and 2011 include $5.6 million, $16.7 million and $12.5 million related to the ERP (SAP)
project, respectively. See Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results
of Operations” for further description of the ERP (SAP) project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With more than 5,000 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2014, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand from 538 facilities.
The following is Management's Discussion and Analysis of significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying statements of consolidated income, consolidated comprehensive income and consolidated cash flows in Item 8 under the caption "Financial Statements and Supplementary Data". When reviewing the discussion and analysis set forth below, please note that the majority of SKUs (Stock Keeping Units) we sell in any given year were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Our fiscal 2014 consolidated sales were $2.46 billion, a decrease of $2.3 million or 0.1% compared to the prior year. We experienced overall declines in sales from our businesses not acquired in the current year of approximately $34.3 million or 1.4%. Currency translation decreased fiscal year sales by approximately $26.2 million or 1.1%. Incremental sales from companies acquired since the prior year period contributed $58.2 million or 2.4%. Gross margin was 27.9% compared to 27.7% in the prior year. Our operating margin decreased to 6.7% compared to the prior year’s 7.2%. Our earnings per share was $2.67 versus $2.78 in fiscal year 2013, a decrease of 4.0%.
Our consolidated balance sheet remains strong. Shareholders’ equity was $800.3 million, up from $759.6 million at June 30, 2013. Working capital increased $53.8 million from June 30, 2013 to $545.2 million at June 30, 2014. Our current ratio remains strong at 2.9 to 1, compared to 3.0 to 1 at June 30, 2013.
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
Industrial production increased 0.2% in June and advanced at an annual rate of 5.5% for the second calendar quarter of 2014. In June, capacity utilization for manufacturing moved down 0.1% to 77.1% compared to May. The ISM PMI registered 55.3 in June, above 50 (its expansionary threshold). We enter fiscal 2015 optimistic about the U.S. industrial economy.
YEAR ENDED JUNE 30, 2014 vs. 2013
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2014	2013	% Increase
Net Sales	100.0%	100.0%	(0.1)%
Gross Profit Margin	27.9%	27.7%	0.6%
Selling, Distribution & Administrative	21.2%	20.6%	3.2%
Operating Income	6.7%	7.2%	(6.8)%
Net Income	4.6%	4.8%	(4.5)%

Sales in fiscal 2014 were $2.46 billion, which was $2.3 million or 0.1% below the prior year. We experienced overall declines in sales from our businesses not acquired in the current year of approximately $34.3 million or 1.4%. There was one additional selling day in fiscal 2014 as compared to fiscal 2013. Currency translation decreased fiscal year sales by approximately $26.2 million or 1.1%. Incremental sales from companies acquired since the prior year period contributed $58.2 million or 2.4%.
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $30.1 million, or 1.5%. This decline is due to decreases in sales from businesses not acquired in the current year of $62.5 million or 3.1% coupled with an unfavorable impact of foreign currency translation of $23.1 million or 1.2%. Offseting these decreases are acquisitions, which added $55.5 million or 2.8%.
Sales of our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $27.8 million or 6.1%. We experienced sales growth at several of our Fluid Power businesses which added $29.9 million or 6.6% along with acquisitions within this segment which added $2.8 million or 0.6%, while unfavorable foreign currency translation losses decreased sales by $4.9 million or 1.1%.
Sales in our U.S. operations were up $14.0 million or 0.7% with acquisitions adding $32.8 million or 1.6% offsetting declines in sales from our businesses not acquired in the current year of $18.8 million or 0.9%. Sales from our Canadian operations decreased $7.2 million or 2.4%. Acquisitions added $19.3 million or 6.5%, offset by unfavorable foreign currency translation losses which reduced sales by $17.5 million or 5.9% coupled with declines in sales from our businesses not acquired in the current year of $9.0 million or 3.0%, mostly as a result of weakness within the Canadian mining sector. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $9.1 million or 6.2% below the prior year. This decrease is primarily the result of unfavorable foreign currency translation losses of $8.7 million or 5.9%, coupled with declines in sales of $6.5 million or 4.4%, mostly within the mining sector, from our businesses not acquired in the current year, while acquisitions added $6.1 million or 4.2% in the current year.
The sales product mix for fiscal 2014 was 70.7% industrial products and 29.3% fluid power products compared to 72.1% industrial and 27.9% fluid power in the prior year. The change in our product mix in the current year is due to sales growth within our Fluid Power Businesses segment coupled with sales declines in our Service Center Based Distribution segment.
Our gross profit margin was 27.9% in fiscal 2014 versus 27.7% in fiscal 2013. The increased margins are attributable to the impact of relatively higher gross margins from acquired operations.
Selling, distribution and administrative expenses (SD&A) consist of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A increased $16.0 million or 3.2% during fiscal 2014 compared to the prior year, and as a percent of sales increased to 21.2% from 20.6% in fiscal 2013. The acquired businesses added $19.3 million of SD&A expenses, which includes an additional $2.5 million associated with acquired identifiable intangibles amortization. The increase in SD&A as a percentage of sales, was driven by relatively higher SD&A levels from businesses acquired in the current year.
Operating income decreased $12.0 million, or 6.8%, to $164.4 million during fiscal 2014 from $176.4 million during 2013. As a percent of sales, operating income decreased to 6.7% in the current year from 7.2% in 2013. The decrease in operating income is primarily attributable to relatively flat gross profit levels coupled with added levels of SD&A from businesses acquired in the current fiscal year. The decrease in operating margin percentage is driven by the negative leverage resulting from decreasing sales from businesses not acquired in the current year without a similar level of SD&A reductions which result in an increase in SD&A as a percentage of sales to 21.2% from 20.6% in the prior year, slightly offset by an increase in gross profit as a percentage of sales to 27.9% from 27.7%.
Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 6.0% in fiscal 2014 from 6.9% in fiscal 2013. This decrease is attributable to the negative leverage resulting from decreasing sales in businesses not acquired in the current year without a similar level of SD&A reductions which result in an increase in SD&A as a percentage of sales. In addition, SD&A for acquisitions in the current year operate at a relatively higher SD&A level. The SD&A impacts represent an approximate 1.0% reduction in operating income as a percentage of sales and are slightly offset by an increase in gross profit margins also due to acquisitions in the current year (representing an increase of approximately 0.1%) representing the total net change in operating income as a percentage of sales.

Operating income as a percentage of sales for the Fluid Power Businesses segment increased to 9.2% in fiscal 2014 from 9.0% in fiscal 2013. This increase is due to the positive leverage provided by an increase in sales without a commensurate increase in SD&A levels at several of our Fluid Power Businesses (representing a 0.5% increase in operating income as a percentage of sales), offset by a slight decrease in gross profit margins (representing a 0.3 decrease in operating income as a percentage of sales).
Segment operating income is impacted by changes in the amounts and levels of expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Interest expense, net, remained relatively stable as compared to the prior fiscal year.
Other expense (income), net, represents certain non-operating items of income and expense. This was $2.2 million of income in fiscal 2014 compared to $1.4 million of income in fiscal 2013. Current year income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.7 million as well as $1.3 million of income associated with the elimination of the one-month Canadian and Mexican reporting lags (see note 1 in Item 8 under the caption "Financial Statements and Supplementary Data"), offset by foreign currency transaction losses of $0.8 million. Fiscal 2013 consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.3 million.
Income tax expense as a percent of income before taxes was 32.1% for fiscal 2014 and 33.5% for fiscal 2013. The impact of lower effective tax rates in foreign jurisdictions favorably reduced our rate when compared to the U.S. federal statutory rate by 2.6%. Further reducing our rate compared to the U.S. federal statutory rate by 1.6% was the reversal of a deferred tax liability recorded in the prior years on a portion of the undistributed earnings in Canada. All undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested at June 30, 2014. The effective tax rate for fiscal 2014 was further reduced by 1.1% due to a favorable permanent dividend deduction along with other items. These reductions compared to the U.S. federal statutory rate were offset by the impact of state and local taxes which increased the rate by 2.4%.
We expect our income tax rate for fiscal 2015 to be in the range of 34.0% to 34.5%.
As a result of the factors addressed above, net income for fiscal 2014 decreased $5.3 million or 4.5% from the prior year. Net income per share decreased at a slightly lower rate of 4.0% due to lower weighted average shares outstanding in fiscal 2014.
At June 30, 2014, we had a total of 538 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand, versus 522 at June 30, 2013.
The number of Company employees was 5,472 at June 30, 2014 and 5,109 at June 30, 2013.
YEAR ENDED JUNE 30, 2013 vs. 2012
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2013	2012	% Increase
Net Sales	100.0%	100.0%	3.7%
Gross Profit Margin	27.7%	27.6%	4.4%
Selling, Distribution & Administrative	20.6%	20.5%	4.2%
Operating Income	7.2%	7.1%	4.8%
Net Income	4.8%	4.6%	8.6%
Sales in fiscal 2013 were $2.5 billion, which was $86.7 million or 3.7% above the 2012 fiscal year. Incremental net sales from companies acquired since the 2012 fiscal year contributed $107.8 million or 4.5%. Currency translation decreased 2013 fiscal year sales by approximately $1.6 million or less than 1%. We experienced overall declines in sales from our businesses not acquired in fiscal year 2013 of approximately 0.8%. Approximately half of this decrease was due to there being 251.5 selling days in year ended June 30, 2013 versus 252.5 in the year ended June 30, 2012 which would approximate a 0.4% decrease in sales.

Sales of our Service Center Based Distribution segment in fiscal 2013 increased $98.9 million, or 5.2%, compared to fiscal year 2012, primarily attributed to acquisition related sales growth with acquisitions adding $102.8 million or 5.4%.
Sales of our Fluid Power Businesses segment in fiscal 2013 decreased $12.2 million or 2.6%, compared to fiscal year 2012, primarily attributed to weakness within a few of our larger Fluid Power businesses. Acquisitions within this segment added $5.0 million or 1.1%.
Sales in our U.S. operations in fiscal 2013 were up $7.9 million or 0.4%, compared to fiscal 2012, with acquisitions adding $21.7 million or 1.1%. Sales from our Canadian operations increased $5.4 million or 1.8%, compared to fiscal 2012. Acquisitions added $16.8 million or 5.7%, unfavorable foreign currency translation reduced sales by $1.7 million or 0.6%, compared to fiscal 2012, with the remaining difference relating to decreases in sales from businesses not acquired in the current year. Consolidated sales from our other country operations which include Mexico, Australia and New Zealand were $69.3 million or 94.7% above fiscal year 2012. Virtually all of this increase related to our Australian and New Zealand operations acquired in fiscal 2013.
The sales product mix for fiscal 2013 was 72.1% industrial products and 27.9% fluid power products compared to 70.8% industrial and 29.2% fluid power in fiscal year 2012.
Our gross profit margin was 27.7% in fiscal 2013 versus 27.6% in fiscal 2012. The increased margins were attributable to the impact of relatively higher gross margins from acquired operations.
SD&A increased $20.5 million or 4.2% during fiscal 2013 compared to fiscal 2012, and as a percent of sales increased slightly to 20.6% from 20.5% in fiscal 2012. The increase in SD&A, along with the increase in SD&A as a percentage of sales was entirely driven by the increased SD&A and relatively higher SD&A levels from businesses acquired since the prior year period. These acquired businesses added $37.8 million of SD&A expenses.
Operating income increased $8.0 million or 4.8% to $176.4 million during fiscal 2013 from $168.4 million during fiscal 2012. As a percent of sales, operating income increased to 7.2% in fiscal 2013 from 7.1% in fiscal 2012.
Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 6.9% in fiscal 2013 from 7.1% in fiscal 2012. This decrease was attributable to an increase in SD&A in select regions in which we do business (representing an approximate 0.7% reduction in operating income as a percentage of sales) slightly offset by a less than commensurate increase in gross profit mostly due to businesses acquired since fiscal 2012 (representing an increase of approximately 0.6%).
Operating income as a percentage of sales for the Fluid Power Businesses segment decreased to 9.0% in fiscal 2013 from 9.2% in fiscal 2012. This reduction was attributable to decreases in gross profit across many of our fluid power subsidiaries (representing a decrease of approximately 0.2%).
Segment operating income was impacted by changes in the amounts and levels of expenses allocated to the segments. The expense allocations included corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Interest expense, net, in fiscal 2013 remained relatively stable as compared to the 2012 fiscal year.
Other expense (income), net, represented certain non-operating items of income and expense. This was $1.4 million of income in fiscal 2013 compared to $1.6 million of expense in fiscal 2012. The 2013 fiscal year income primarily consisted of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.3 million. Fiscal 2012 primarily consisted of $1.6 million of foreign currency transaction losses.
Income tax expense as a percent of income before taxes was 33.5% for fiscal 2013 and 34.8% for fiscal 2012.
The impact of lower effective tax rates in foreign jurisdictions favorably reduced our rate when compared to the U.S. federal statutory rate by 2.3%. Further reducing our rate compared to the U.S. federal statutory rate was a permanent dividend deduction benefit of 0.5% along with other items which reduced our rate by 1.0%. These reductions compared to the U.S. federal rate were offset by the impact of state and local taxes which increased the rate by 2.3%.
As a result of the factors addressed above, net income for fiscal 2013 increased $9.4 million or 8.6% from fiscal year 2012. Net income per share increased at a slightly higher rate of 9.4% due to lower weighted average shares outstanding in fiscal 2013.
At June 30, 2013, we had a total of 522 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand, versus 476 in the U.S., Canada, Mexico and Puerto Rico at June 30, 2012.
The number of Company employees was 5,109 at June 30, 2013 and 4,664 at June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2014 we had total debt obligations outstanding of $170.7 million. At June 30, 2013, we had no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company holds, from time to time, relatively significant cash and cash equivalent balances outside of the United States of America. The following table shows the Company's total cash as of June 30, 2014 by geographic location; all amounts are in thousands.

Country	Amount
United Sates	$14,472
Canada	33,566
Other Countries	23,151
Total	$71,189
To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At June 30, 2014, all foreign earnings are considered permanently reinvested.
The Company’s working capital at June 30, 2014 was $545.2 million compared to $491.4 million at June 30, 2013. The current ratio was 2.9 to 1 at June 30, 2014 and 3.0 to 1 at June 30, 2013.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows; all amounts are in thousands.

	Year Ended June 30,
	2014	2013	2012
Net Cash Provided by (Used in):
Operating Activities	$110,110	$111,397	$90,422
Investing Activities	(203,637)	(78,825)	(39,434)
Financing Activities	92,142	(38,025)	(60,816)
Exchange Rate Effect	(590)	175	(2,822)
(Decrease) in Cash and Cash Equivalents	$(1,975)	$(5,278)	$(12,650)
In the last three fiscal years, and typically, a portion of cash generated from operations was invested in working capital, particularly receivables and inventory.
Net cash used in investing activities in fiscal 2014 included $20.2 million for capital expenditures, $10.0 million of which of which was used for the purchase of our headquarters facility, and $184.3 million for acquisitions. Capital expenditures included an insignificant amount related to the ERP project. Fiscal 2013 investing cash activities included the use of $12.2 million for capital expenditures, and $67.6 million for acquisitions. Capital expenditures included $5.6 million related to the ERP project. In fiscal 2012, net cash used in investing activities included $14.7 million for acquisitions and $26.0 million for capital expenditures.
Net cash provided by financing activities in fiscal 2014 included $100.0 million from borrowings under long term debt facilities as well as $69.0 million in borrowings under our revolving credit facility, both of which were utilized for the financing of acquisitions. These sources of cash were offset by $40.4 million for dividend payments and $36.7 million used to repurchase 759,900 shares of treasury stock. Net cash used in financing activities in fiscal 2013 included $37.2 million for dividend payments and $3.8 million related to acquisition holdback payments, partially offset by $2.6 million of excess tax benefits from share-based compensation.

Net cash used in financing activities in fiscal 2012 included $33.8 million for dividend payments and $31.0 million to repurchase 997,200 shares of treasury stock. These uses were partially offset by $3.7 million of excess tax benefits from share-based compensation.
The increase in dividends over the last three fiscal years is the result of regular increases in our dividend payout rates. We paid dividends of $0.96, $0.88 and $0.80 per share in fiscal 2014, 2013 and 2012, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2015 to be in the $14.5 million to $15.5 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments. Depreciation for fiscal 2015 is expected to be in the range of $17.0 million to $18.0 million.
ERP Project
In fiscal 2011 Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We have deployed our solution in a majority of our Canadian and all of our U.S. operations. During fiscal 2015 the Company will evaluate and determine a deployment schedule for our remaining Canadian businesses as well as refine our current business and system processes. The Company is continuing to work on the transformation of its financial and accounting systems including fixed assets, general ledger and consolidation systems and expects to complete these implementations in fiscal year 2015.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2014, we had authorization to purchase an additional 381,600 shares.
In fiscal 2014, 2013 and 2012, we repurchased 759,900, 1,300 and 997,200 shares of the Company’s common stock, respectively, at an average price per share of $48.34, $40.96 and $31.12, respectively.
Borrowing Arrangements
The Company has a five-year committed revolving credit agreement with a group of banks that expires in May 2017. This agreement provides for unsecured borrowings of up to $150.0 million. We had $69.0 million in borrowings outstanding under our revolving credit agreements at June 30, 2014. No borrowings were outstanding under this agreement at June 30, 2013. Unused lines under this facility, net of outstanding letters of credit, totaled $72.3 million and were available to fund future acquisitions or other capital and operating requirements. Borrowings under this agreement are at variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds.
Additionally, the Company had letters of credit outstanding with a separate bank, in the amount of $1.8 million, in order to secure certain insurance obligations.
In April 2014 the Company entered into a new $100.0 million unsecured five-year term loan with a group of banks with a final maturity date in March 2019. We have $99.4 million outstanding under this term loan at June 30, 2014.
Also in April 2014 the Company assumed $2.4 million of debt as a part of the acquisition of our headquarters facility. The 1.5% fixed interest note held by the State of Ohio Development Services Agency has a remaining term of ten years, maturing in May 2024. We had $2.3 million outstanding under this note at June 30, 2014.
We also have an uncommitted long-term financing shelf facility which expires in February 2016 and enables us to borrow up to $125.0 million with terms of up to fifteen years. We had no outstanding borrowings under this facility at June 30, 2014 or June 30, 2013. Subsequent to the year end, the Company borrowed $120.0 million on the uncommitted long-term financing shelf facility in order to finance acquisitions which were completed on July 1, 2014.
The revolving credit facility and uncommitted shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2014, the most restrictive of these covenants required that the Company have net indebtedness less than three times consolidated income before interest, taxes, depreciation and amortization. At June 30, 2014, the Company's indebtedness was less than one times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at June 30, 2014 and expects to remain in compliance during the terms of the agreements.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2014	2013
Accounts receivable, gross	$386,117	$337,617
Allowance for doubtful accounts	10,385	7,737
Accounts receivable, net	$375,732	$329,880
Allowance for doubtful accounts, % of gross receivables	2.7%	2.3%

Year Ended June 30,	2014	2013
Provision for losses on accounts receivable	$3,970	$2,267
Provision as a % of net sales	0.16%	0.09%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
We experienced higher DSO levels as well as elevated past due balances in our U.S. Service Center Based Distribution Businesses attributed to our phased deployment of SAP throughout fiscal 2014. Now that all U.S. Service Center Based Distribution Businesses are fully operational on SAP, we expect DSO and past due balances to return to more traditional levels.
On a consolidated basis, DSO was 51.4 at June 30, 2014 versus 46.4 at June 30, 2013. Accounts receivable increased 13.9% this year, compared to a 0.1% decrease in sales in the twelve months ended June 30, 2014.
We primarily attribute the increase in DSO to the timing of collections in connection with our ERP conversion.
We have increased our reserve levels consistent with this trend.
Approximately 5.7% of our accounts receivable balances are more than 90 days past due. On an overall basis, our provision for losses from uncollected receivables represents 0.16% of our sales in the year ended June 30, 2014. Historically, this percentage is around 0.15%. Our experience with accounts which have uncollected receivables was better than our historical averages in fiscal 2014. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will begin to return to levels consistent with prior years.
Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at current costs. The annualized inventory turnover (using current costs) for the period ended June 30, 2014 was 3.8 versus 4.1 at June 30, 2013. This decrease is due to the impact of recent acquisitions which historically have had lower inventory turnover rates, coupled with strategic inventory investments that we believe will assist with future sales growth. We believe our inventory turnover ratio in fiscal 2015 will be similar to or slightly better than our fiscal 2014 levels.

CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2014 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$83,700	$27,100	$32,400	$15,800	$8,400
Planned funding of post-retirement obligations	32,900	6,600	7,100	5,700	13,500
Unrecognized income tax benefit liabilities, including interest and penalties	2,800					2,800
Long term debt obligations	170,700	2,700	8,600	89,200	1,200	69,000
Acquisition holdback payments	21,900	11,600	10,300
Total Contractual Cash Obligations	$312,000	$48,000	$58,400	$110,700	$23,100	$71,800
Purchase orders for inventory and other goods and services are not included in our estimates as we are unable to aggregate the amount of such purchase orders that represent enforceable and legally binding agreements specifying all significant terms. The previous table includes the gross liability for unrecognized income tax benefits including interest and penalties as well as the balance outstanding under our revolving credit facility in the “Other” column as the Company is unable to make a reasonable estimate regarding the timing of cash settlements, if any, with the respective taxing authorities or lenders.
SUBSEQUENT EVENTS
On July 1, 2014, the Company acquired 100% of the outstanding stock of Knox Oil Field Supply Inc. (“Knox”), headquartered in San Angelo, Texas, for a total purchase price of $132.8 million. The Company funded the acquisition by using a $120.0 million draw on the uncommitted shelf facility with Prudential Insurance Company at a fixed interest rate of 3.19% with an average seven year life, as well as cash on hand. The financial results of the operations acquired will be included in the Service Center Based Distribution Segment from July 1, 2014.
Also on July 1, 2014, the Company acquired substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products for a combined purchase price of approximate $12.8 million. The Company funded these acquisitions from borrowings under the revolving credit facility at a variable interest rate. The acquired businesses will be included in the Service Center Based Distribution Segment from July 1, 2014.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. The Business and Accounting Policies note to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.
LIFO Inventory Valuation and Methodology
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 26% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of current cost over LIFO cost is $151.4 million as reflected in our consolidated balance sheet at June 30, 2014. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
LIFO layers and/or liquidations are determined consistently year-to-year. See the Inventories note to the consolidated financial statements in Item 8 under the caption "Financial Statements and Supplementary Data, for further information.

Allowances for Slow-Moving and Obsolete Inventories
We evaluate the recoverability of our slow-moving or obsolete inventories at least quarterly. We estimate the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. Our ability to recover our cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers.
Most of the products we hold in inventory have long shelf lives, are not highly susceptible to obsolescence and are eligible for return under various supplier return programs.
Allowances for Doubtful Accounts
We evaluate the collectibility of trade accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of certain customers and industries estimated to be a greater credit risk, trends within the entire customer pool and changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. Accounts are written off against the allowance when it becomes evident that collection will not occur.
As of June 30, 2014 and 2013, our allowance for doubtful accounts was 2.7% and 2.3% of gross receivables, respectively. Our provision for losses on accounts receivable was $4.0 million, $2.3 million and $3.9 million in fiscal 2014, 2013 and 2012, respectively.
Goodwill and Intangibles
Goodwill is recognized as the amount by which the cost of an acquired entity exceeds the net amount assigned to assets acquired and liabilities assumed. Goodwill for acquired businesses is accounted for using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired, as well as the estimated life of each asset, can materially impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As part of acquisition accounting, we also recognize acquired identifiable intangible assets such as customer relationships, vendor relationships, trade names, and non-competition agreements apart from goodwill. Finite-lived identifiable intangibles are evaluated for impairment when changes in conditions indicate carrying value may not be recoverable. We evaluate goodwill and indefinite-lived identifiable intangibles for impairment at least annually. This evaluation requires significant judgment by management, including estimated future operating results, estimated future cash flows, the long-term rate of growth of our business, and determination of an appropriate discount rate. While we use available information to prepare the estimates and evaluations, actual results could differ significantly. For example, a worsening of economic conditions beyond those assumed in an impairment analysis could impact the estimates of future growth and result in an impairment charge in a future period. Any resulting impairment charge could be viewed as having a material adverse impact on our financial condition and results of operations.
Goodwill on our consolidated financial statements is related to both the Service Center Based Distribution segment and the Fluid Power Businesses segment. We believe the fair value of the reporting units within these segments are in excess of their carrying value.
Self-Insurance Liabilities
We maintain business insurance programs with significant self-insured retention covering workers’ compensation, business, automobile, general product liability and other claims. We accrue estimated losses using actuarial calculations, models and assumptions based on historical loss experience. We also maintain a self-insured health benefits plan, which provides medical benefits to U.S. based employees electing coverage. We maintain a reserve for all unpaid medical claims including those incurred but not reported based on historical experience and other assumptions. Although management believes that the estimated liabilities for self-insurance are adequate, the estimates described above may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate self-insurance liabilities are based on numerous assumptions, some of which are subjective. We will continue to adjust our estimated liabilities for self-insurance, as deemed necessary, in the event that future loss experience differs from historical loss patterns.

Pension and Other Post-employment Benefit Plans
The measurement of liabilities related to pension plans and other post-employment benefit plans is based on management’s assumptions related to future events including interest rates, return on pension plan assets, and health care cost trend rates. We evaluate these assumptions and adjust them as necessary. Changes to these assumptions could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. At June 30, 2014, a 1% point change would have the following effects (in thousands):

	One-Percentage Point
Effect of change in:	Increase	Decrease
Discount rate on liability	$(1,863)	$2,211
Discount rate on net periodic benefit cost	(150)	170
A 1% change in the return on assets is not material as most of the plans are non-qualified and unfunded.
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2014, the Company had recognized $8.0 million of net deferred tax assets. Management believes that sufficient income will be earned in the future to realize its deferred income tax assets.
The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future taxable income levels.
Income taxes on undistributed earnings of non-U.S. subsidiaries are not accrued for the portion of such earnings that management considers to be permanently reinvested. At June 30, 2014, management considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Undistributed earnings of non-U.S. subsidiaries totaled $134.0 million for which no provision for U.S. income tax had been made.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
This Form 10-K, including Management’s Discussion and Analysis, contains statements that are forward-looking based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “guidance”, “expect”, “believe”, “plan”, “intend”, “will”, “should”, “could”, “would”, “anticipate”, “estimate”, “forecast”, “may”, "optimistic" and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems; our ability to implement our ERP system in a timely, cost-effective, and competent manner, limiting disruption to our business, and to capture its planned benefits while maintaining an adequate internal control environment; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse regulation and legislation, both enacted and under consideration, including with respect to health care and federal tax policy (e.g., affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, power outages,telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations.
We discuss certain of these matters more fully throughout our Form 10-K, as well as other of our filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our market risk is impacted by changes in foreign currency exchange rates as well as changes in interest rates.
We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. We do not currently have any outstanding derivative instruments.
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 17.4% of our fiscal year 2014 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other expense (income), net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian, Australian and New Zealand foreign exchange rates decreased in relation to the U.S. dollar by 1.9%, 1.5% and 12.7%, respectively, while the Mexican exchange rates increased in relation to the U.S. dollar by 0.2%. In the twelve months ended June 30, 2014, we experienced net foreign currency translation gains totaling $0.6 million, which were included in other comprehensive income (loss). We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening from the levels experienced during the year ended June 30, 2014 of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $1.8 million decrease in net income for the year ended June 30, 2014. A 10% weakening from the levels experienced during the year ended June 30, 2014 of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $1.8 million increase in net income for the year ended June 30, 2014.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates.
Our debt facilities outstanding include our revolving credit facility, with a capacity of up to $150.0 million in borrowings and $69.0 million outstanding at June 30, 2014, our $100.0 million five year term loan facility, $99.4 million of which was outstanding at June 30, 2014, as well as $2.3 million of assumed debt from the purchase of our headquarters facility. We had total average bank borrowings of $70.5 million during fiscal 2014. The impact of a hypothetical 1.0% increase in the interest rates on our average bank borrowings would have resulted in a $0.7 million increase in interest expense. Changes in market interest rates would also impact interest rates on these facilities.
We monitor depository institutions that hold our cash and cash equivalents, primarily for safety of principal and secondarily for maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any of these entities.
For more information relating to borrowing and interest rates, see the “Liquidity and Capital Resources” section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and note 5 to the consolidated financial statements in Item 8. That information is also incorporated here by reference. In addition, see Item 1A, “Risk Factors,” for additional risk factors relating to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 22, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cleveland, Ohio

August 22, 2014

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2014	2013	2012
Net Sales	$2,459,878	$2,462,171	$2,375,445
Cost of Sales	1,772,952	1,779,209	1,720,973
Gross Profit	686,926	682,962	654,472
Selling, Distribution and Administrative, including depreciation	522,568	506,563	486,077
Operating Income	164,358	176,399	168,395
Interest Expense	900	621	457
Interest Income	(651)	(456)	(466)
Other Expense (Income), net	(2,153)	(1,431)	1,578
Income Before Income Taxes	166,262	177,665	166,826
Income Tax Expense	53,441	59,516	58,047
Net Income	$112,821	$118,149	$108,779
Net Income Per Share — Basic	$2.69	$2.81	$2.58
Net Income Per Share — Diluted	$2.67	$2.78	$2.54

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2014	2013	2012
Net income per the statements of consolidated income	$112,821	$118,149	$108,779

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	629	(1,358)	(14,471)
Postemployment benefits:
Actuarial gain (loss) on remeasurement	1,402	3,153	(5,028)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	382	872	1,123
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to plan curtailment	—	—	8,860
Reclassification of prior service cost into SD&A expense upon plan curtailment	—	—	3,117
Unrealized gain (loss) on investment securities available for sale	112	10	(220)
Total other comprehensive income (loss), before tax	2,525	2,677	(6,619)
Income tax expense related to items of other comprehensive income (loss)	719	1,529	3,009
Other comprehensive income (loss), net of tax	1,806	1,148	(9,628)
Comprehensive income	$114,627	$119,297	$99,151

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2014	2013
Assets
Current assets
Cash and cash equivalents	$71,189	$73,164
Accounts receivable, less allowances of $10,385 and $7,737	375,732	329,880
Inventories	335,747	281,417
Other current assets	53,480	52,819
Total current assets	836,148	737,280
Property — at cost
Land	13,212	10,125
Buildings	89,886	75,463
Equipment, including computers and software	157,370	155,161
Total property — at cost	260,468	240,749
Less accumulated depreciation	156,872	157,506
Property — net	103,596	83,243
Identifiable intangibles, net	159,508	91,267
Goodwill	193,494	106,849
Deferred tax assets	21,166	21,026
Other assets	20,257	19,041
Total Assets	$1,334,169	$1,058,706
Liabilities
Current liabilities
Accounts payable	$172,401	$136,575
Current portion of long term debt	2,720	—
Compensation and related benefits	55,760	63,899
Other current liabilities	60,074	45,426
Total current liabilities	290,955	245,900
Long-term debt	167,992	—
Post-employment benefits	23,611	30,919
Other liabilities	51,303	22,272
Total Liabilities	533,861	299,091
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	156,999	153,893
Retained earnings	896,776	824,362
Treasury shares — at cost (12,650 and 12,044 shares)	(261,852)	(225,219)
Accumulated other comprehensive income (loss)	(1,615)	(3,421)
Total Shareholders’ Equity	800,308	759,615
Total Liabilities and Shareholders’ Equity	$1,334,169	$1,058,706

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2014	2013	2012
Cash Flows from Operating Activities
Net income	$112,821	$118,149	$108,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	13,977	12,501	11,236
Amortization of intangibles	14,023	13,233	11,465
Amortization of stock appreciation rights and options	1,808	2,317	2,058
Deferred income taxes	(8,209)	10,179	8,641
Provision for losses on accounts receivable	3,970	2,267	3,915
Unrealized foreign exchange transaction losses (gains)	204	(1,410)	1,298
Other share-based compensation expense	2,703	3,444	4,308
Shares issued for deferred compensation plans	161	241	284
Gain on sale of property	(53)	(321)	(627)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,089)	(15,721)	(22,748)
Inventories	(29,171)	(26,745)	(28,511)
Other operating assets	17,966	(7,857)	(14,735)
Accounts payable	21,369	12,206	14,157
Other operating liabilities	(12,370)	(11,086)	(9,098)
Cash provided by Operating Activities	110,110	111,397	90,422
Cash Flows from Investing Activities
Property purchases	(20,190)	(12,214)	(26,021)
Proceeds from property sales	877	979	1,258
Net cash paid for acquisition of businesses, net of cash acquired of $1,369, $0 and $38 in 2014, 2013 and 2012, respectively	(184,324)	(67,590)	(14,671)
Cash (used in) Investing Activities	(203,637)	(78,825)	(39,434)
Cash Flows from Financing Activities
Net borrowings under revolving credit facility classified as long term	69,000	—	—
Borrowings under long term debt facilities	100,000	—	—
Long term debt repayment	(647)	—	—
Purchases of treasury shares	(36,732)	(53)	(31,032)
Dividends paid	(40,410)	(37,194)	(33,800)
Excess tax benefits from share-based compensation	2,674	2,566	3,695
Acquisition holdback payments	(1,839)	(3,843)	—
Exercise of stock appreciation rights and options	96	499	321
Cash provided by (used in) Financing Activities	92,142	(38,025)	(60,816)
Effect of exchange rate changes on cash	(590)	175	(2,822)
(Decrease) in cash and cash equivalents	(1,975)	(5,278)	(12,650)
Cash and cash equivalents at beginning of year	73,164	78,442	91,092
Cash and Cash Equivalents at End of Year	$71,189	$73,164	$78,442

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$51,548	$51,816	$53,463
Interest	1,026	501	672
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2014, 2013 and 2012	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2011	42,602	$10,000	$148,307	$668,421	$(198,224)	$5,059	$633,563
Net income				108,779			108,779
Other comprehensive income (loss)						(9,628)	(9,628)
Cash dividends — $0.80 per share				(33,800)			(33,800)
Purchases of common stock for treasury	(997)				(31,032)		(31,032)
Treasury shares issued for:
Exercise of stock appreciation rights and options	250		(1,853)		1,448		(405)
Performance share awards	91		(2,664)		714		(1,950)
Deferred compensation plans	9		128		156		284
Compensation expense — stock appreciation rights and options			2,058				2,058
Other share-based compensation expense			4,308				4,308
Other	12		(214)	(40)	208		(46)
Balance at June 30, 2012	41,967	10,000	150,070	743,360	(226,730)	(4,569)	672,131
Net income				118,149			118,149
Other comprehensive income (loss)						1,148	1,148
Cash dividends — $0.88 per share				(37,194)			(37,194)
Purchases of common stock for treasury	(1)				(53)		(53)
Treasury shares issued for:
Exercise of stock appreciation rights and options	129		(175)		1,086		911
Performance share awards	53		(1,675)		74		(1,601)
Deferred compensation plans	5		131		110		241
Compensation expense — stock appreciation rights and options			2,317				2,317
Other share-based compensation expense			3,444				3,444
Other	16		(219)	47	294		122
Balance at June 30, 2013	42,169	10,000	153,893	824,362	(225,219)	(3,421)	759,615
Net income				112,821			112,821
Other comprehensive income (loss)						1,806	1,806
Cash dividends — $0.96 per share				(40,410)			(40,410)
Purchases of common stock for treasury	(760)				(36,732)		(36,732)
Treasury shares issued for:
Exercise of stock appreciation rights and options	76		849		324		1,173
Performance share awards	36		(1,062)		(21)		(1,083)
Restricted stock units	31		(1,110)		(247)		(1,357)
Deferred compensation plans	3		98		63		161
Compensation expense — stock appreciation rights and options			1,808				1,808
Other share-based compensation expense			2,703				2,703
Other	8		(180)	3	(20)		(197)
Balance at June 30, 2014	41,563	$10,000	$156,999	$896,776	$(261,852)	$(1,615)	$800,308

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1: BUSINESS AND ACCOUNTING POLICIES
Business
Applied Industrial Technologies, Inc. and subsidiaries (the “Company” or “Applied”) is a leading industrial distributor serving Maintenance Repair & Operations (MRO) and Original Equipment Manufacturer (OEM) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to its customers. Although the Company does not generally manufacture the products it sells, it does assemble and repair certain products and systems.
Consolidation
The consolidated financial statements include the accounts of Applied Industrial Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. For the years ended June 30, 2013 and 2012 the financial results of the Company’s Canadian and Mexican subsidiaries were included in the consolidated financial statements for the twelve months ended May 31. During fiscal 2014, the Company eliminated the one month reporting lag for both the Canadian and Mexican subsidiaries in the first and third quarters respectively. See the "Change in Accounting Principle" section below for additional information related to the elimination of the reporting lag.
Foreign Currency
The financial statements of the Company’s Canadian, Mexican, Australian and New Zealand subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss) in the statements of consolidated comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in the statements of consolidated income as a component of other expense (income), net.
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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.
Marketable Securities
The primary marketable security investments of the Company include money market and mutual funds held in a rabbi trust for a non-qualified deferred compensation plan. These are included in other assets in the consolidated balance sheets, are classified as trading securities, and reported at fair value based on quoted market prices. Changes in the fair value of the investments during the period are recorded in other expense (income), net in the statements of consolidated income.
Concentration of Credit Risk
The Company has a broad customer base representing many diverse industries across North America, Australia and New Zealand. As such, the Company does not believe that a significant concentration of credit risk exists in its accounts receivable. The Company’s cash and cash equivalents consist of deposits with commercial banks and regulated non-bank subsidiaries. While Applied monitors the creditworthiness of these institutions, a crisis in the financial systems could limit access to funds and/or result in the loss of principal. The terms of these deposits and investments provide that all monies are available to the Company upon demand.

Allowances for Doubtful Accounts
The Company evaluates the collectibility of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts.
Inventories
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2014, approximately 26% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
The Company evaluates the recoverability of its slow moving or obsolete inventories at least quarterly. The Company estimates the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Historically, the Company’s inventories have demonstrated long shelf lives, are not highly susceptible to obsolescence, and, in certain instances, can be eligible for return under supplier return programs.
Supplier Purchasing Programs
The Company enters into agreements with certain suppliers providing inventory purchase incentives. The Company’s inventory purchase incentive arrangements are unique to each supplier and are generally annual programs ending at either the Company’s fiscal year end or the supplier’s year end; however, program length and ending dates can vary. Incentives are received in the form of cash or credits against purchases upon attainment of specified purchase volumes and are received either monthly, quarterly or annually. The incentives are generally a specified percentage of the Company’s net purchases based upon achieving specific purchasing volume levels. These percentages can increase or decrease based on changes in the volume of purchases. The Company accrues for the receipt of these inventory purchase incentives based upon cumulative purchases of inventory. The percentage level utilized is based upon the estimated total volume of purchases expected during the life of the program. Supplier programs are analyzed each quarter to determine the appropriateness of the amount of purchase incentives accrued. Upon program completion, differences between estimates and actual incentives subsequently received have not been material. Benefits under these supplier purchasing programs are recognized under the Company’s LIFO inventory accounting method as a reduction of cost of sales when the inventories representing these purchases are recorded as cost of sales. Accrued incentives expected to be settled as a credit against future purchases are reported on the consolidated balance sheet as an offset to amounts due to the related supplier.
Property and Related Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and is included in selling, distribution and administrative expenses in the accompanying statements of consolidated income. Buildings, building improvements and leasehold improvements are depreciated over ten to thirty years or the life of the lease if a shorter period, and equipment is depreciated over three to ten years. The Company capitalizes internal use software development costs in accordance with guidance on accounting for costs of computer software developed or obtained for internal use. Amortization of software begins when it is ready for its intended use, and is computed on a straight-line basis over the estimated useful life of the software, generally not to exceed twelve years. Capitalized software and hardware costs are classified as property on the consolidated balance sheets. The carrying values of property and equipment are reviewed for impairment when events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows. Impairment losses, if any, would be measured based upon the difference between the carrying amount and the fair value of the assets.

Goodwill and Intangible Assets
Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment annually as of January 1 or whenever changes in conditions indicate an evaluation should be completed. These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company utilizes discounted cash flow models and market multiples for comparable businesses to determine the fair value of reporting units. Evaluating impairment requires significant judgment by management, including estimated future operating results, estimated future cash flows, the long-term rate of growth of the business, and determination of an appropriate discount rate. While the Company uses available information to prepare the estimates and evaluations, actual results could differ significantly.
The Company recognizes acquired identifiable intangible assets such as customer relationships, trade names, vendor relationships, and non-competition agreements apart from goodwill. Customer relationship identifiable intangibles are amortized using the sum-of-the-years-digits method over estimated useful lives consistent with assumptions used in the determination of their value. Amortization of all other finite-lived identifiable intangible assets is computed using the straight-line method over the estimated period of benefit. Amortization of identifiable intangible assets is included in selling, distribution and administrative expenses in the accompanying statements of consolidated income. Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable. Identifiable intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever changes in conditions indicate an evaluation should be completed. The Company does not currently have any indefinite lived identifiable intangible assets.
Self-Insurance Liabilities
The Company maintains business insurance programs with significant self-insured retention covering workers’ compensation, business, automobile, general product liability and other claims. The Company accrues estimated losses including those incurred but not reported using actuarial calculations, models and assumptions based on historical loss experience. The Company, also maintains a self-insured health benefits plan, which provides medical benefits to U.S. based employees electing coverage under the plan. The Company estimates its reserve for all unpaid medical claims, including those incurred but not reported, based on historical experience, adjusted as necessary based upon management’s reasoned judgment.
Revenue Recognition
Sales are recognized when there is evidence of an arrangement, the sales price is fixed, collectibility is reasonably assured and the product’s title and risk of loss is transferred to the customer. Typically, these conditions are met when the product is shipped to the customer. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in net sales. The Company reports its sales net of actual sales returns and the amount of reserves established for anticipated sales returns based on historical rates. Sales tax collected from customers is excluded from net sales in the accompanying statements of consolidated income.
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expenses in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expenses were approximately $16,230, $15,560 and $15,500 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
Income Taxes
Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. Uncertain tax positions meeting a more-likely-than-not recognition threshold are recognized in accordance with the Income Taxes topic of the ASC (Accounting Standards Codification). The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in the provision for income taxes.

Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees under either the 2011 Long-Term Performance Plan or the 2007 Long-Term Performance Plan. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Non-qualified stock appreciation rights (SARs) and stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant and the fair values are determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. SARs and stock option awards generally vest over four years of continuous service and have ten-year contractual terms. The fair value of restricted stock awards, restricted stock units (RSUs), and performance shares are based on the closing market price of Company common stock on the grant date.
Treasury Shares
Shares of common stock repurchased by the Company are recorded at cost as treasury shares and result in a reduction of shareholders’ equity in the consolidated balance sheets. The Company uses the weighted-average cost method for determining the cost of shares reissued. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital.
Change in Accounting Principle
Alignment of Canadian Subsidiary Reporting
Effective July 1, 2013, the Company aligned the consolidation of the Company’s Canadian subsidiary in the consolidated financial statements, which previously included the results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company has determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination was $1,200 of income for the month of June 2013 and has been included within “Other (Income) Expense, net” on the statement of consolidated income for the year ended June 30, 2014. The statement of consolidated income for the year ended June 30, 2014 reflects the same results, had the financial statements been retrospectively adjusted, with the exception of net income which would have decreased by $1,200. Net sales, operating income and net income for the year ended June 30, 2013 would have decreased by $1,050, $600 and $500 had the financial statements been retrospectively adjusted. Net sales would have remained the same, operating income would have decreased by $250, and net income would have increased by $100 for the year ended June 30, 2012, had the financial statements been retrospectively adjusted.
Alignment of Mexican Subsidiary Reporting
Effective January 1, 2014, the Company aligned the consolidation of the Company’s Mexican subsidiary in the consolidated financial statements, which previously included the results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company has determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination was $200 of income for the month of December 2013 and has been included within “Other (Income) Expense, net” on the statement of consolidated income for year ended June 30, 2014. Net sales, operating income and net income for the year ended June 30, 2014 would have decreased by $1,100, $100 and $250 had the financial statements been retrospectively adjusted. Net sales, operating income and net income for the year ended June 30, 2013 would have decreased by $900, $400 and $250 had the financial statements been retrospectively adjusted. Net sales would have decreased by $250, operating income would have remained the same, and net income would have increased by $100 for the year ended June 30, 2012 had the financial statements been retrospectively adjusted.
New Accounting Pronouncements
In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers.
The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." The update is effective for financial statement periods beginning after December 15, 2016, with early adoption prohibited. The Company has not determined the impact of this pronouncement on its financial statements and related disclosures.
In June 2014, the FASB issued its final standard on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard, issued as (ASU) 2014-12, clarifies that a performance target that affects vesting and that can be achieved after the requisite period service period, should be treated as a performance condition. The update is effective for financial statement periods beginning after December 15, 2015, with early adoption permitted. The Company has not determined the impact of this pronouncement on its financial statements and related disclosures.
NOTE 2: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2014 Acquisitions
On May 1, 2014, the Company acquired 100% of the outstanding stock of Reliance Industrial Products (“Reliance”), headquartered in Nisku, Alberta, Canada, with operations in Western Canada and the Western United States, for a total purchase price in the amount of $188,500. The primary reasons for the acquisition are to provide the Company enhanced capabilities to serve the upstream oil and gas industry in the United States and Canada. A distributor of fluid conveyance and oilfield supplies, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by using available cash in Canada in the amount of $31,900, existing revolving credit facilities of $36,600 and a new $100,000 five year term loan facility, with the remainder of $20,000 to be paid in equal amounts as acquisition holdback payments on the first two anniversaries of the acquisition, plus interest at 2% per annum.
The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of Reliance based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment:

Reliance Acquisition
2014
Accounts receivable	$20,573
Inventories	22,932
Other current assets	6,731
Property	13,294
Identifiable intangible assets	73,211
Goodwill	79,074
Total assets acquired	215,815
Accounts payable and accrued liabilities	16,099
Deferred income taxes	19,906
Net assets acquired	$179,810

Purchase price	$188,477
Reconciliation of fair value transferred:
Cash acquired	(1,369)
Working capital adjustments	(8,173)
Debt assumed	875
Total Consideration	$179,810
None of the goodwill acquired is expected to be deductible for income tax purposes. The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from the acquisition of Reliance.

The Company incurred $1,448 in third party costs during fiscal 2014 pertaining to the acquisition of Reliance. These expenses are included in the selling, distribution and administration expense line in the statement of consolidated income for the year ended June 30, 2014.
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition occurred at the beginning of fiscal 2013:

Pro forma, year ended June 30:	2014	2013
Sales	$2,576,220	$2,600,453
Operating income	$175,462	$187,419
Net income	$122,293	$128,779
Diluted net income per share	$2.89	$3.03
These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied as of July 1, 2012. In addition, pro forma adjustments have been made for the interest expense that would have been incurred as a result of the indebtedness used to finance the acquisition. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Reliance; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred as the date indicated or that may result in the future.
During December 2013, the Company acquired substantially all of the net assets of Texas Oilpatch Services Corporation, a Texas distributor of bearings, oil seals, power transmission products, and related replacement parts to the oilfield industry. The acquired business is included in the Service Center Based Distribution segment. The purchase price for this acquisition was $17,000, tangible assets acquired was $3,863 and intangibles, including goodwill was $13,137. The purchase price includes $2,550 of acquisition holdback payments which have been paid into an escrow account controlled by a third party. The acquisition price and the results of operations of the acquired entity are not material in relation to the Company’s consolidated financial statements.
Fiscal 2013 Acquisitions
In December 2012, the Company acquired substantially all of the net assets of Norma Bearings, Inc., a distributor of bearings and power transmission products, located in Laval, Quebec. The acquired business is included in the Service Center Based Distribution segment. In December 2012, the Company acquired substantially all of the net assets of Parts Associates, Inc., a distributor of maintenance supplies and solutions, headquartered in Cleveland, Ohio. The acquired business is included in the Service Center Based Distribution segment. In November 2012, the Company acquired substantially all of the net assets of Hyquip, Inc., a Wisconsin distributor of a broad line of hydraulic, rubber and plastic industrial hose and tubing, plus related accessories. The acquired business is included in the Fluid Power Businesses segment. In September 2012, the Company acquired 100% of the outstanding stock of Bearings & Oil Seals Specialists Inc., a distributor of gaskets, seals, bearing and power transmission products, located in Hamilton, Ontario. The acquired business is included in the Service Center Based Distribution segment. In August 2012, the Company acquired 100% of the outstanding stock of SKF Group's company-owned distribution business in Australia and New Zealand ("Applied Australia"). As one of the largest bearing suppliers in these markets, Applied Australia also distributes seals, lubrication products, and power transmission products. The acquired business is included in the Service Center Based Distribution segment.

The following table summarizes the fair values of assets acquired and liabilities assumed for these acquisitions:

2013
Accounts receivable	$7,514
Inventories	23,723
Other current assets	217
Property	1,090
Identifiable Intangibles assets	19,814
Goodwill	24,324
Total assets acquired	76,682
Accounts payable and accrued liabilities	1,867
Other current liabilities	6,192
Net assets acquired	$68,623

Purchase price	$68,623

The purchase price included $1,015 that was deferred, some of which has been paid as acquisition holdback payments in fiscal 2014. Additional 2013 pro-forma information has not been included as it is not material.
Fiscal 2012 Acquisitions
In February 2012, the Company acquired Solutions Industrielles Chicoutimi, which provides bearings, power transmission products and repair services, and Spécialités Industrielles Harvey, which distributes bearings and power transmission products, plus hydraulic, pneumatic and electrical components. In August 2011, the Company acquired Chaines-Plus, a distributor of bearings, power transmission and related products. These distributors are all located in Quebec, Canada. The acquired businesses are included in the Service Center Based Distribution segment. The overall purchase price for these acquisitions was $18,493, tangible assets acquired were $1,549 and intangibles, including goodwill were $16,944. The purchase price includes $3,738 that was deferred, the majority of which has been paid as acquisition holdback payments at June 30, 2014.
NOTE 3: INVENTORIES
Inventories consist of the following:

June 30,	2014	2013
U.S. inventories at current cost	$363,692	$323,642
Foreign inventories at average cost	123,468	103,483
	487,160	427,125
Less: Excess of current cost over LIFO cost for U.S. inventories	151,413	145,708
Inventories on consolidated balance sheets	$335,747	$281,417
In fiscal 2013 and 2012, reductions in U.S. inventories, primarily in the bearings pool, resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The overall impact of LIFO layer liquidations increased gross profit by $6,300 and $3,400 in fiscal 2013 and 2012, respectively. There were no LIFO layer liquidations in fiscal 2014.

NOTE 4: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution Segment and the Fluid Power Businesses segment for the years ended June 30, 2014 and 2013 are as follows:

	Service Center Based Distribution	Fluid Power Businesses	Total
Balance at July 1, 2012	$83,080	$—	$83,080
Goodwill acquired during the year	23,395	929	24,324
Other, primarily currency translation	(555)	—	(555)
Balance at June 30, 2013	105,920	929	106,849
Goodwill acquired during the year	84,798	—	84,798
Other, primarily currency translation	1,847	—	1,847
Balance at June 30, 2014	$192,565	$929	$193,494
At June 30, 2014, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $36,605 and relate entirely to the Fluid Power Businesses segment.
The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2014	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$170,395	$48,285	$122,110
Trade names	36,912	10,394	26,518
Vendor relationships	15,446	6,628	8,818
Non-competition agreements	3,322	1,260	2,062
Total Intangibles	$226,075	$66,567	$159,508

June 30, 2013	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$100,854	$38,844	$62,010
Trade names	26,690	8,643	18,047
Vendor relationships	15,433	5,443	9,990
Non-competition agreements	4,743	3,523	1,220
Total Intangibles	$147,720	$56,453	$91,267
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off. During fiscal year 2013, the Company re-categorized its previously indefinite-lived trade name to a finite-lived trade name and as a result, began amortizing it.
During 2014, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$70,400	18 years
Trade names	10,741	15 years
Non-competition agreements	1,444	3 years
Total Intangibles Acquired	$82,585	17 years
Amortization of identifiable intangibles totaled $14,023, $13,233 and $11,465 in fiscal 2014, 2013 and 2012, respectively, and is included in selling, distribution and administrative expenses in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2014 is estimated to be $20,100 for 2015, $18,700 for 2016, $17,400 for 2017, $15,500 for 2018 and $14,000 for 2019.

NOTE 5: DEBT
Revolving Credit Facility
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150,000. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At June 30, 2014 the Company had $69,000 outstanding under this credit facility. Unused lines under this facility, net of outstanding letters of credit of $8,723 to secure certain insurance obligations, totaled $72,277 at June 30, 2014 and are available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the revolving credit facility outstanding as of June 30, 2014 was 0.85%.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $1,841, in order to secure certain insurance obligations.
Long-Term Borrowings
The Company entered into a new $100,000 unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at June 30, 2014 was a rate of 1.06%. The term loan has an outstanding amount of $99,375 at June 30, 2014.
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency with a remaining term of ten years, maturing in May 2024. At June 30, 2014 $2,337 was outstanding.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2015	$2,720
2016	$3,349
2017	$5,227
2018	$5,856
2019	$83,359
The Company has an agreement with Prudential Insurance Company for an uncommitted shelf facility that enables the Company to borrow up to $125,000 in additional long-term financing with terms of up to fifteen years. The agreement expires in February 2016. There were no borrowings under this agreement at June 30, 2014 or June 30, 2013. Subsequent to the year end, the Company borrowed $120,000 on the uncommitted long-term financing shelf facility in order to finance acquisitions which were completed on July 1, 2014.
Covenants
The revolving credit facility, the term loan agreement, and the uncommitted shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2014, the most restrictive of these covenants required that the Company have net indebtedness less than three times consolidated income before, interest, taxes, depreciation and amortization.

NOTE 6: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2014 and June 30, 2013 totaled $11,011 and $10,483, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).
NOTE 7: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2014	2013	2012
U.S.	$147,980	$153,546	$137,667
Foreign	18,282	24,119	29,159
Income before income taxes	$166,262	$177,665	$166,826
Provision
The provision (benefit) for income taxes consists of:

Year Ended June 30,	2014	2013	2012
Current:
Federal	$50,455	$38,859	$36,178
State and local	6,576	5,736	5,522
Foreign	4,619	4,742	7,706
Total current	61,650	49,337	49,406
Deferred:
Federal	(5,328)	10,277	8,577
State and local	(267)	346	503
Foreign	(2,614)	(444)	(439)
Total deferred	(8,209)	10,179	8,641
Total	$53,441	$59,516	$58,047
The exercise of non-qualified stock appreciation rights and options during fiscal 2014, 2013 and 2012 resulted in $1,462, $1,675 and $2,725, respectively, of income tax benefits to the Company derived from the difference between the market price at the date of exercise and the option price. Vesting of stock awards and other stock compensation in fiscal 2014, 2013 and 2012 resulted in $1,211, $890 and $970, respectively, of incremental income tax benefits over the amounts previously reported for financial reporting purposes. These tax benefits were recorded in additional paid-in capital.
Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2014	2013	2012
Statutory income tax rate	35.0%	35.0%	35.0%
Effects of:
State and local taxes	2.4%	2.3%	2.5%
U.S. tax on foreign income, net	(1.6)%	—%	—%
Foreign income taxes	(2.6)%	(2.3)%	(1.8)%
Deductible dividend	(0.5)%	(0.5)%	(0.5)%
Other, net	(0.6)%	(1.0)%	(0.4)%
Effective income tax rate	32.1%	33.5%	34.8%

Consolidated Balance Sheets
Significant components of the Company’s net deferred tax assets are as follows:

June 30,	2014	2013
Deferred tax assets:
Compensation liabilities not currently deductible	$30,662	$33,506
Expenses and reserves not currently deductible	8,364	6,131
Goodwill and intangibles	8,294	3,781
Net operating loss carryforwards (expiring in years 2017-2034)	386	432
Other	281	607
Total deferred tax assets	47,987	44,457
Less: Valuation allowance	—	(11)
Deferred tax assets, net of valuation allowance	47,987	44,446
Deferred tax liabilities:
Inventories	(6,490)	(9,057)
Goodwill and intangibles	(23,254)	—
Unremitted foreign earnings	—	(2,804)
Depreciation and differences in property bases	(10,219)	(11,460)
Total deferred tax liabilities	(39,963)	(23,321)
Net deferred tax assets	$8,024	$21,125
The net deferred tax asset is classified as follows:
Other current assets	$11,371	$6,315
Deferred tax assets (long-term)	21,166	21,026
Other liabilities	(24,513)	(6,216)
Net deferred tax assets	$8,024	$21,125
Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future income levels.
U.S. federal income taxes are provided on the portion of non-U.S. subsidiaries' income that is not considered to be permanently reinvested outside the U.S. and may be remitted to the U.S. At June 30, 2014, undistributed earnings of non-U.S. subsidiaries considered to be permanently reinvested and for which no U.S. tax has been provided totaled approximately $134,035. Determination of the net amount of the unrecognized tax liability with respect to the distribution of these earnings is not practicable; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution. In 2014, the Company recognized a tax benefit of $2,804 related to U.S. tax on foreign income which reduced the Company's effective tax rate by approximately 1.6%.
This tax benefit was due to the reversal of taxes previously accrued on a portion of the undistributed earnings of non-U.S. subsidiaries applicable to a change in the permanent reinvestment assertion. All undistributed earnings of
non-U.S. subsidiaries are considered to be permanently reinvested outside of the U.S. at June 30, 2014.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2014, 2013 and 2012:

Year Ended June 30,	2014	2013	2012
Unrecognized Income Tax Benefits at beginning of the year	$2,655	$1,539	$1,181
Current year tax positions	730	957	331
Prior year tax positions	—	790	398
Expirations of statutes of limitations	(1,007)	(565)	(371)
Settlements	(14)	(66)	—
Unrecognized Income Tax Benefits at end of year	$2,364	$2,655	$1,539

Included in the balance of unrecognized income tax benefits at June 30, 2014, 2013 and 2012 are $2,104, $2,342 and $1,221, respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
During 2014, 2013 and 2012, the Company recognized $16 and $3 of expense and $95 of benefit, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $449 and $433 as of June 30, 2014 and 2013, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.
The Company is subject to U.S. federal income tax examinations for the tax years 2011 through 2014 and to state and local income tax examinations for the tax years 2008 through 2014. In addition, the Company is subject to foreign income tax examinations for the tax years 2007 through 2014.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year.
NOTE 8: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2014, 596 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) for the years ended June 30, 2014 and 2013, is comprised of the following:

	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2012	$1,718	$(58)	$(6,229)	$(4,569)
Other comprehensive income (loss)	(1,358)	6	1,967	615
Amounts reclassified from accumulated other comprehensive income (loss)	—		533	533
Net current-period other comprehensive income (loss), net of taxes	(1,358)	6	2,500	1,148
Balance at June 30, 2013	$360	$(52)	$(3,729)	$(3,421)
Other comprehensive income (loss)	629	73	871	1,573
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	233	233
Net current-period other comprehensive income (loss), net of taxes	629	73	1,104	1,806
Balance at June 30, 2014	$989	$21	$(2,625)	$(1,615)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

Year Ended June 30,	2014			2013			2012
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$629	$—	$629	$(1,358)	$—	$(1,358)	$(14,471)	$—	$(14,471)
Postemployment benefits:
Actuarial gain (loss) on remeasurement	1,402	531	871	3,153	1,186	1,967	(5,028)	(1,954)	(3,074)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	382	149	233	872	339	533	1,123	432	691
Impact of reduction in postemployment benefit liability (as forecasted salary increases will not be realized) due to a plan curtailment	—	—	—	—	—	—	8,860	3,411	5,449
Reclassification of prior service cost into SD&A expense upon plan curtailment	—	—	—	—	—	—	3,117	1,200	1,917
Unrealized gain (loss) on investment securities available for sale	112	39	73	10	4	6	(220)	(80)	(140)
Other comprehensive income (loss)	$2,525	$719	$1,806	$2,677	$1,529	$1,148	$(6,619)	$3,009	$(9,628)
Net Income Per Share
The following is a computation of basic and diluted earnings per share:

Year Ended June 30,	2014	2013	2012
Net Income	$112,821	$118,149	$108,779
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	41,942	42,060	42,139
Dilutive effect of potential common shares	389	482	684
Weighted-average common shares outstanding for dilutive computation	42,331	42,542	42,823
Net Income Per Share — Basic	$2.69	$2.81	$2.58
Net Income Per Share — Diluted	$2.67	$2.78	$2.54
Stock appreciation rights and options relating to the acquisition of 289, 212 and 140 shares of common stock were outstanding at June 30, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.

NOTE 9: SHARE-BASED COMPENSATION
Share-Based Incentive Plans
The 2011 Plan, which expires in 2016, provides for granting of SARs, stock options, stock awards, cash awards, and such other awards or combination thereof as the Executive Organization and Compensation Committee or, in the case of director awards, the Corporate Governance Committee of the Board of Directors (together referred to as the Committee) may determine to officers, other key employees and members of the Board of Directors. Grants are generally made at regularly scheduled, committee meetings. Compensation costs charged to expense under award programs paid (or to be paid) with shares (including SARs, stock options, performance shares, restricted stock, and RSUs) are summarized in the table below:

Year Ended June 30,
(Shares in thousands)	2014	2013	2012
SARs and options	$1,808	$2,317	$2,058
Performance shares	309	1,074	1,983
Restricted stock and RSUs	2,394	2,370	2,325
Total compensation costs under award programs	$4,511	$5,761	$6,366
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs paid (or with the potential to be paid) at June 30, 2014 are summarized in the table below:

June 30, (Shares in thousands)	2014	Expected Period of Recognition (Years)
SARs and options	$1,947	2.5
Performance shares	3,668	1.7
Restricted stock and RSUs	2,024	1.5
Total unrecognized compensation costs under award programs	$7,639	1.9
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 1.9 years. The aggregate number of shares of common stock which may be awarded under the 2011 Plan is 2,000; shares available for future grants at June 30, 2014 were 1,398.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs and stock option grants issued in fiscal 2014, 2013 and 2012 are:

	2014	2013	2012
Expected life, in years	4.6	5.5	5.6
Risk free interest rate	1.3%	0.9%	1.1%
Dividend yield	2.5%	2.5%	2.5%
Volatility	31.8%	43.3%	44.2%
Per share fair value of SARs and stock options granted during the year	$11.02	$13.11	$9.88
The expected life is based upon historical exercise experience of the officers, other key employees and members of the Board of Directors. The risk free interest rate is based upon U.S. Treasury zero-coupon bonds with remaining terms equal to the expected life of the SARs and stock options. The assumed dividend yield has been estimated based upon the Company’s historical results and expectations for changes in dividends and stock prices. The volatility assumption is calculated based upon historical daily price observations of the Company’s common stock for a period equal to the expected life.

SARs are redeemable solely in Company common stock. The exercise price of stock option awards may be settled by the holder with cash or by tendering Company common stock.
A summary of SARs and stock options activity is presented below:

Year Ended June 30, 2014	Shares	Weighted-Average Exercise Price
(Share amounts in thousands)
Outstanding, beginning of year	1,080	$28.79
Granted	173	50.06
Exercised	(186)	21.34
Forfeited	(28)	38.76
Outstanding, end of year	1,039	$33.40
Exercisable at end of year	659	$28.88
The weighted-average remaining contractual terms for SARs and stock options outstanding and exercisable at June 30, 2014 were 5.9 and 4.6 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding and exercisable at June 30, 2014 were $18,007 and $14,394, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2014, 2013 and 2012 was $5,241, $7,135 and $13,747, respectively.
The total fair value of shares vested during fiscal 2014, 2013 and 2012 was $2,080, $2,135 and $4,266, respectively.
Performance Shares
Performance shares are intended to provide incentives to achieve three-year goals. Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of nonvested performance shares activity at June 30, 2014 is presented below:

Year Ended June 30, 2014	Shares	Weighted-Average Grant-Date Fair Value
(Share amounts in thousands)
Nonvested, beginning of year	90	$30.45
Awarded	8	50.40
Forfeitures	—	—
Vested	(57)	29.27
Nonvested, end of year	41	$35.97
The Committee set three one-year goals for each of the 2014, 2013 and 2012 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. Based upon the outstanding grants as of June 30, 2014, the maximum number of shares which could be earned in future periods was 78.
Restricted Stock and Restricted Stock Units
Restricted stock award recipients are entitled to receive dividends on, and have voting rights with respect to their respective shares, but are restricted from selling or transferring the shares prior to vesting. Restricted stock awards vest over periods of one to four years. RSUs are grants valued in shares of Applied stock, but shares are not issued until the grants vest three years from the award date, assuming continued employment with Applied. Applied primarily pays dividend equivalents on RSUs on a current basis.

A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2014 is presented below:

Year Ended June 30, 2014	Shares	Weighted-Average Grant-Date Fair Value
(Share amounts in thousands)
Nonvested, beginning of year	178	$32.96
Granted	39	49.47
Forfeitures	(8)	33.80
Vested	(76)	33.13
Nonvested, end of year	133	$37.60
NOTE 10: BENEFIT PLANS
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company had also made discretionary profit-sharing contributions to the Retirement Savings Plan based upon a percentage of the Company’s U.S. income before income taxes and before the amount of the contribution (5% for fiscal 2013 and 2012). The discretionary profit-sharing contribution was ended in fiscal 2014. The Company’s expense for profit sharing and matching of employees’ 401(k) contributions was $2,788, $11,231 and $10,866 during fiscal 2014, 2013 and 2012, respectively.
Deferred Compensation Plans
The Company has deferred compensation plans that enable certain employees of the Company to defer receipt of a portion of their compensation and non-employee directors to defer receipt of director fees. The Company funds these deferred compensation liabilities by making contributions to rabbi trusts. Assets held in these rabbi trusts consist of investments in money market and mutual funds and Company common stock.
Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan, are unfunded:
Supplemental Executive Retirement Benefits Plan
The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable and determinable at retirement based upon a percentage of the participant’s historical compensation. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. This action constituted a plan curtailment. The plan liability was remeasured in conjunction with the curtailment using a 3.5% discount rate and participant final average earnings through the curtailment date. The remeasurement in conjunction with the curtailment resulted in an actuarial loss (recorded in other comprehensive income (loss)) of $302 ($492 loss, net of income tax of $190) during fiscal 2012.
The curtailment was reflected in the Company's fiscal 2012 consolidated balance sheet as: 1) a reduction to the overall SERP liability (included in post-employment benefits) of $8,860, 2) a reduction to deferred tax assets of $3,411 and 3) an increase in accumulated other comprehensive income (loss) of $5,449. Prior service costs previously recorded through accumulated other comprehensive income (loss) were reclassified into the statements of consolidated income ($3,117 gross expense, net of income tax of $1,200). The gross expense is recorded in selling, distribution and administrative expense in fiscal 2012.

Key Executive Restoration Plan
In fiscal 2012, the Executive Organization & Compensation Committee of the Board of Directors adopted the Key Executive Restoration Plan (KERP), an unfunded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $234 and $233 of expense associated with this plan in fiscal 2014 and 2013, respectively.
Qualified Defined Benefit Retirement Plan
The Company has a qualified defined benefit retirement plan that provides benefits to certain hourly employees at retirement. These employees do not participate in the Retirement Savings Plan. The benefits are based on length of service and date of retirement.
Salary Continuation Benefits
The Company has agreements with certain retirees of acquired companies to pay monthly retirement benefits through fiscal 2020.
Retiree Health Care Benefits
The Company provides health care benefits, through third-party policies, to eligible retired employees who pay a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are partially subsidized by the Company. Additionally, in conjunction with a fiscal 1998 acquisition, the Company assumed the obligation for a post-retirement medical benefit plan which provides health care benefits to eligible retired employees at no cost to the individual.
During the year ended June 30, 2013, the Company changed the retiree health care plans to include the purchase of insurance policies at lower rates. Previously this plan was self-insured. This change resulted in plan amendment benefits of $1,788 recorded in other comprehensive income.
The Company uses a June 30 measurement date for all plans.
The following table sets forth the changes in benefit obligations and plan assets during the year and the funded status for the post-employment plans at June 30:

	Pension Benefits		Retiree Health Care Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of the year	$40,664	$47,151	$3,719	$5,148
Service cost	77	78	48	80
Interest cost	1,180	1,260	139	188
Plan participants’ contributions	—	—	63	65
Benefits paid	(7,251)	(6,183)	(246)	(254)
Amendments	188	(17)	—	(1,788)
Actuarial (gain) loss during year	(300)	(1,625)	(933)	280
Benefit obligation at end of year	$34,558	$40,664	$2,790	$3,719
Change in plan assets:
Fair value of plan assets at beginning of year	$6,697	$6,439	$—	$—
Actual gain (loss) on plan assets	763	424	—	—
Employer contributions	7,036	6,017	183	189
Plan participants’ contributions	—	—	63	65
Benefits paid	(7,251)	(6,183)	(246)	(254)
Fair value of plan assets at end of year	$7,245	$6,697	$—	$—
Funded status at end of year	$(27,313)	$(33,967)	$(2,790)	$(3,719)

The amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income (loss) for the post-employment plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2014	2013	2014	2013
Amounts recognized in the consolidated balance sheets:
Other current liabilities	$6,390	$6,666	$220	$220
Postemployment benefits	20,923	27,301	2,570	3,499
Net amount recognized	$27,313	$33,967	$2,790	$3,719
Amounts recognized in accumulated other comprehensive income (loss):
Net actuarial (loss) gain	$(6,474)	$(7,732)	$960	$65
Prior service cost	(293)	(196)	1,490	1,760
Total amounts recognized in accumulated other comprehensive (loss) income	$(6,767)	$(7,928)	$2,450	$1,825
The following table provides information for pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Pension Benefits
June 30,	2014	2013
Projected benefit obligations	$34,558	$40,664
Accumulated benefit obligations	34,558	40,664
Fair value of plan assets	7,245	6,697
The net periodic costs are as follows:

	Pension Benefits			Retiree Health Care Benefits
Year Ended June 30,	2014	2013	2012	2014	2013	2012
Service cost	$77	$78	$289	$48	$80	$30
Interest cost	1,180	1,260	2,047	139	188	237
Expected return on plan assets	(416)	(403)	(396)	—	—	—
Recognized net actuarial loss (gain)	611	735	644	(38)	(53)	(72)
Amortization of prior service cost	78	83	412	(271)	107	139
Recognition of prior service cost upon plan curtailment	—	—	3,117	—	—	—
Net periodic cost	$1,530	$1,753	$6,113	$(122)	$322	$334
The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $559 and $86, respectively. The estimated net actuarial gain and income from prior service cost for the retiree health care benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $88 and $271, respectively.
Assumptions
The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Citigroup Pension Discount Yield Curve.

The weighted-average actuarial assumptions used to determine benefit obligations and net periodic benefit cost for the plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2014	2013	2014	2013
Assumptions used to determine benefit obligations at year end:
Discount rate	2.8%	3.0%	3.8%	4.0%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.0%	2.8%	4.0%	4.0%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
The assumed health care cost trend rates used in measuring the accumulated benefit obligation for retiree health care benefits were 7.0% and 7.3% as of June 30, 2014 and 2013, respectively, decreasing to 5.0% by 2023.
A one-percentage point change in the assumed health care cost trend rates would have had the following effects as of June 30, 2014 and for the year then ended:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components of periodic expense	$22	$(19)
Effect on post-retirement benefit obligation	288	(250)
Plan Assets
The fair value of each major class of plan assets for the Company’s Qualified Benefit Retirement Plan are valued using either quoted market prices in active markets for identical instruments; Level 1 in the fair value hierarchy, or other inputs that are observable, either directly or indirectly; Level 2 in the fair value hierarchy. Following are the fair values and target allocation as of June 30:

	Target Allocation	Fair Value
		2014	2013
Asset Class:
Equity* securities (Level 1)	40 – 70%	$3,813	$3,189
Debt securities (Level 2)	20 – 50%	3,155	3,208
Other (Level 1)	0 – 20%	277	300
Total	100%	$7,245	$6,697
*    Equity securities do not include any Company common stock.
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

Cash Flows
Employer Contributions
The Company expects to contribute $6,400 to its pension benefit plans and $160 to its retiree health care benefit plans in fiscal 2015. Contributions do not equal estimated future benefit payments as certain payments are made from plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as applicable, are expected to be paid in each of the next five years and in the aggregate for the subsequent five years:

During Fiscal Years	Pension Benefits	Retiree Health Care Benefits
2015	$6,700	$160
2016	5,600	180
2017	1,800	250
2018	2,300	320
2019	3,800	300
2020 through 2024	9,400	870

NOTE 11: LEASES
The Company leases many service center and distribution center facilities, vehicles and equipment under non-cancelable lease agreements accounted for as operating leases. The Company leased its corporate headquarters facility until purchasing it in April 2014. The minimum annual rental commitments under non-cancelable operating leases as of June 30, 2014 are as follows:

During Fiscal Years
2015	$27,100
2016	18,500
2017	13,900
2018	9,500
2019	6,300
Thereafter	8,400
Total minimum lease payments	$83,700
Rental expense incurred for operating leases, principally from leases for real property, vehicles and computer equipment was $36,900 in 2014, $36,300 in 2013 and $31,200 in 2012.
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired, become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,500, $1,200 and $1,100 in fiscal 2014, 2013 and 2012.
NOTE 12: SEGMENT AND GEOGRAPHIC INFORMATION
The Company's reportable segments are: Service Center Based Distribution and Fluid Power Businesses. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center Based Distribution segment provides customers with solutions to their maintenance, repair and original equipment manufacturing needs through the distribution of industrial products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion products, tools, safety products, and other industrial and maintenance supplies. The Fluid Power Businesses segment distributes fluid power components and operates shops that assemble fluid power systems and components, performs equipment repair, and offers technical advice to customers.

The accounting policies of the Company’s reportable segments are generally the same as those described in Note 1. Intercompany sales, primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $21,809, $20,217 and $18,097, in fiscal 2014, 2013 and 2012, respectively, have been eliminated in the following table.
Segment Financial Information

	Service Center Based Distribution	Fluid Power Businesses	Total
Year Ended June 30, 2014
Net sales	$1,973,359	$486,519	$2,459,878
Operating income for reportable segments	118,857	44,621	163,478
Assets used in the business	1,116,311	217,858	1,334,169
Depreciation and amortization of property	12,399	1,578	13,977
Capital expenditures	18,744	1,446	20,190
Year Ended June 30, 2013
Net sales	$2,003,440	$458,731	$2,462,171
Operating income for reportable segments	138,484	41,083	179,567
Assets used in the business	859,547	199,159	1,058,706
Depreciation and amortization of property	10,692	1,809	12,501
Capital expenditures	10,415	1,799	12,214
Year Ended June 30, 2012
Net sales	$1,904,564	$470,881	$2,375,445
Operating income for reportable segments	135,240	43,236	178,476
Assets used in the business	731,915	230,268	962,183
Depreciation and amortization of property	9,403	1,833	11,236
Capital expenditures	24,339	1,682	26,021
ERP related assets are included in assets used in the business and capital expenditures within the Service Center Based Distribution segment. Within the geographic disclosures, these assets are included in the United States. Expenses associated with the ERP are included in the Corporate and other income, net, line in the reconciliation of operating income for reportable segments to the consolidated income before income taxes table below.
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2014	2013	2012
Operating income for reportable segments	$163,478	$179,567	$178,476
Adjustments for:
Intangible amortization — Service Center Based Distribution	7,336	5,829	3,834
Intangible amortization — Fluid Power Businesses	6,687	7,404	7,631
Corporate and other income, net	(14,903)	(10,065)	(1,384)
Total operating income	164,358	176,399	168,395
Interest (income) expense, net	249	165	(9)
Other expense (income), net	(2,153)	(1,431)	1,578
Income before income taxes	$166,262	$177,665	$166,826
Fluctuations in corporate and other income, net, are due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Product Category
Net sales by product category are as follows:

Year Ended June 30,	2014	2013	2012
Industrial	$1,739,496	$1,776,172	$1,680,926
Fluid power	720,382	685,999	694,519
Net sales	$2,459,878	$2,462,171	$2,375,445
The fluid power product category includes sales of hydraulic, pneumatic, lubrication and filtration components and systems, and repair services through the Company’s Fluid Power Businesses segment as well as the Service Center Based Distribution segment.
Geographic Information
Net sales are presented in geographic areas based on the location of the facility shipping the product. Long-lived assets are based on physical locations and are comprised of the net book value of property, goodwill and intangible assets. Information by geographic area is as follows:

Year Ended June 30,	2014	2013	2012
Net Sales:
United States	$2,031,142	$2,017,168	$2,009,317
Canada	291,117	298,269	292,913
Other Countries	137,619	146,734	73,215
Total	$2,459,878	$2,462,171	$2,375,445

June 30,	2014	2013	2012
Long-Lived Assets:
United States	$228,263	$210,289	$198,076
Canada	202,226	44,290	42,624
Other Countries	26,109	26,780	10,323
Total	$456,598	$281,359	$251,023
Other countries consisted of Mexico, Australia and New Zealand for the periods ended June 30, 2014 and 2013, and Mexico for the period ended June 30, 2012.
NOTE 13: COMMITMENTS AND CONTINGENCIES
The Company is a party to various pending judicial and administrative proceedings. Based on circumstances currently known, the Company believes the likelihood is remote that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
NOTE 14: OTHER EXPENSE (INCOME), NET
Other expense (income), net, consists of the following:

Year Ended June 30,	2014	2013	2012
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,683)	$(1,280)	$36
Elimination of one-month Canadian and Mexican reporting lag, effective July 1, 2013 and January 1, 2014, respectively	(1,342)	—	—
Foreign currency transaction (gains) losses	801	(143)	1,592
Other, net	71	(8)	(50)
Total other expense (income), net	$(2,153)	$(1,431)	$1,578

NOTE 15: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2014 through the date the financial statements were issued.
On July 1, 2014, the Company acquired 100% of the outstanding stock of Knox Oil Field Supply Inc. (“Knox”), headquartered in San Angelo, Texas, for a total purchase price of $132,800. The acquisition of Knox compliments and expands the Company’s capabilities to serve the upstream oil and gas industry in the United States. As a distributor of oilfield supplies and related services, this business will be included in the Service Center Based Distribution Segment. The Company funded the acquisition by using a $120,000 draw on the uncommitted shelf facility with Prudential Insurance Company at a fixed interest rate of 3.19% with an average seven year life, as well as cash on hand. The financial results of the operations acquired will be included in the Company’s results of operations from July 1, 2014. Due to the timing of this acquisition, the purchase price allocation and pro forma information concerning the acquisition were not available for disclosure as of the date these financial statements were issued.
Also on July 1, 2014, the Company acquired substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products for a combined purchase price of approximately $12,800. The Company funded these acquisitions from borrowings under the revolving credit facility at a variable interest rate. The acquired businesses will be included in the Service Center Based Distribution Segment from July 1, 2014.

QUARTERLY OPERATING RESULTS
(In thousands, except per share amounts)
(UNAUDITED)

					Per Common Share
	Net Sales	Gross Profit	Operating Income	Net Income	Net Income	Cash Dividend
2014
First Quarter	$605,305	$169,795	$39,539	$26,844	$0.63	$0.23
Second Quarter	581,949	163,383	39,837	25,909	0.61	0.23
Third Quarter	618,006	171,220	40,173	30,394	0.72	0.25
Fourth Quarter	654,618	182,528	44,809	29,674	0.71	0.25
	$2,459,878	$686,926	$164,358	$112,821	$2.67	$0.96
2013
First Quarter	$610,519	$164,533	$44,318	$29,532	$0.70	$0.21
Second Quarter	589,517	162,919	40,569	27,043	0.64	0.21
Third Quarter	621,654	174,400	43,477	29,302	0.69	0.23
Fourth Quarter	640,481	181,110	48,035	32,272	0.76	0.23
	$2,462,171	$682,962	$176,399	$118,149	$2.78	$0.88
2012
First Quarter	$579,574	$158,704	$43,267	$26,382	$0.61	$0.19
Second Quarter	570,397	155,469	33,335	20,935	0.49	0.19
Third Quarter	605,461	167,613	42,019	29,418	0.69	0.21
Fourth Quarter	620,013	172,686	49,774	32,044	0.75	0.21
	$2,375,445	$654,472	$168,395	$108,779	$2.54	$0.80
On August 15, 2014, there were 6,131 shareholders of record including 4,448 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company’s common stock is listed on the New York Stock Exchange. The closing price on August 15, 2014 was $47.72 per share.
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date. This is due to changes in the number of weighted shares outstanding and the effects of rounding for each period.
Cost of sales for interim financial statements are computed using estimated gross profit percentages which are adjusted throughout the year based upon available information. Adjustments to actual cost are primarily made based on periodic physical inventory and the effect of year-end inventory quantities on LIFO costs.
Fiscal 2014
During the first quarter of fiscal 2014, the Company aligned the consolidation of the Company's Canadian subsidiary which previously included results on a month reporting lag. The elimination of this lag resulted in the recognition of $1.2 million of additional income which was included within "Other income, net" on the Condensed Statements of Consolidated Income.
During the third quarter of fiscal 2014, the Company aligned the consolidation of the Company's Mexican subsidiary which previously included results on a month reporting lag. The elimination of this lag resulted in the recognition of $0.2 million of additional income which was included within "Other income, net" on the Condensed Statements of Consolidated Income.
During the third quarter of fiscal 2014, $2.8 million of tax reserves were reversed. The impact of this reversal was a reduction in income tax expense of $2.8 million and a $0.07 increase in earnings per share.
No LIFO layer liquidations took place during the year ended June 30, 2014.
Fiscal 2013
During the fourth quarter of fiscal 2013, the Company realized LIFO layer liquidation benefits of $6,300 from certain inventory quantity levels decreasing. Additional scrap expense of $3.0 million above our normal scrap rate was also recorded in the June 30, 2013 quarter.

Fiscal 2012
In the second quarter of fiscal 2012, the Company's earnings were reduced by $4,400 due to two one-time items: freezing the Company's Supplemental Executive Retirement Benefits Plan and CEO transition expense.
During the fourth quarter of fiscal 2012, the Company realized $3,400 of LIFO layer liquidation benefits recorded in the fourth quarter.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
The Management of Applied Industrial Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Vice President - Chief Financial Officer & Treasurer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s Management and Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Because of inherent limitations, internal control over financial reporting can provide only reasonable, not absolute, assurance with respect to the preparation and presentation of the consolidated financial statements and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. This evaluation was based on the criteria set forth in the framework Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2014.
The Company acquired Reliance Industrial Products (Reliance) on May 1, 2014. Management has excluded Reliance from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2014. Reliance represents approximately 17.3% and 1.0% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2014.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ Mark O. Eisele
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 22, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.
Cleveland, Ohio
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Reliance Industrial Products ("Reliance"), which was acquired on May 1, 2014 and whose financial statements constitute 17.3% and 1.0% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at Reliance. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2014 of the Company and our report dated August 22, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 22, 2014

Changes in Internal Control Over Financial Reporting
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company has completed its SAP implementation in its Western Canadian and U.S. businesses operating locations. The implementation at operating locations has continued through the end of fiscal year 2014. During fiscal year 2015 the Company will evaluate and determine a deployment schedule for the Eastern Canadian operating locations, as well as refine our current business and system processes. Also in fiscal 2014 the Company has initiated the transformation of its financial and accounting systems including fixed assets, general ledger and consolidation systems and expects to complete these implementations in fiscal 2015. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP and other business systems are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation. This ongoing SAP implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 28, 2014, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied's proxy statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
Applied has a code of ethics, named the Code of Business Ethics, that applies to our employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Ethics is posted via hyperlink at the investor relations area of our www.applied.com website. In addition, amendments to and waivers from the Code of Business Ethics will be disclosed promptly at the same location.
Information regarding the composition of Applied’s audit committee and the identification of audit committee financial experts serving on the audit committee is incorporated by reference to Applied's proxy statement, under the caption “Corporate Governance.”
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 28, 2014, under the captions “Executive Compensation” and “Compensation Committee Report.”

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
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2014.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,038,885	$33.40	*
Equity compensation plans not approved by security holders	0	0	0
Total	1,038,885	$33.40	*

*
The 2011 Long-Term Performance Plan was adopted to replace the 2007 Long-Term Performance Plan, and the 2007 Long-Term Performance Plan replaced the 1997 Long-Term Performance Plan. Stock options and stock appreciation rights remain outstanding under each of the 1997 and 2007 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2011 Long-Term Performance Plan at June 30, 2014, was 1,397,634. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 28, 2014, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 28, 2014, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 28, 2014, under the caption “Item 3 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2014, 2013, and 2012

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2014, 2013, and 2012

•	Consolidated Balance Sheets at June 30, 2014 and 2013

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2014, 2013, and 2012

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2014, 2013, and 2012

•	Supplementary Data:

• Quarterly Operating Results
(a)2. Financial Statement Schedule.
The following schedule is included in this Part IV, and is found in this report at the page indicated:

Page No.

Schedule II - Valuation and Qualifying Accounts: Pg 63
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

4.3
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Private Shelf Agreement dated November 27, 1996, as most recently amended on February 4, 2013, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 10.1 to Applied’s Form 8-K dated July 1, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.4
Credit Agreement dated as of May 15, 2012, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to Applied's Form 8-K dated May 17, 2012, SEC File No. 1-2299, and incorporated here by reference).

4.5
Credit Agreement dated as of April 25, 2014, among Applied Industrial Technologies, Inc., Key Bank National Association, as Agent, and various financial institutions (filed as Exhibit 10.1 to Applied’s Form 8-K dated May 1, 2014, SEC File No. 1-2299, and incorporated here by reference).

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 28, 2014 under the caption “Director Compensation.”

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

*10.4
Second Amendment to the Applied Industrial Technologies, Inc. Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms) (filed as Exhibit 10.1 to Applied’s Form 10-Q for the quarter ended March 31, 2014, SEC File No. 1-2299, and incorporated here by reference).

*10.5
Form of Director and Officer Indemnification Agreement entered into between Applied and each of its directors and executive officers (filed as Exhibit 10(g) to Applied's Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.6
A written description of Applied's Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied's Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.7
A written description of Applied's Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

*10.8
Form of Change in Control Agreement between Applied and each of Thomas E. Armold, Todd A. Barlett, Fred D. Bauer, and Mark O. Eisele (filed as Exhibit 99.1 to Applied's Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.9
Key Executive Restoration Plan, as amended and restated, for Applied's executive officers and list of participants (filed as Exhibit 10.1 to Applied's Form 8-K dated August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.10
Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) in which Thomas E. Armold, Todd A. Barlett, Fred D. Bauer, and Mark O. Eisele participate (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.11
First Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.12
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

*10.14
First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.16	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied's Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.17
Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.18	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied's Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.19
Section 409A Amendment to the 2007 Long-Term Performance Plan (filed as Exhibit 10.5 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.20
2011 Long-Term Performance Plan (filed as Appendix to Applied’s proxy statement for the annual meeting of shareholders held on October 25, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.21
Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.22
First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.23
Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.24
Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.27
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2012 revision) (filed as Exhibit 10.02 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.31	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.32	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.33	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

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

*10.37	Severance Agreement for Carl E. Will (filed as Exhibit 10.2 to Applied’s Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here be reference).

*10.38	Change in Control Agreement for Carl E. Will (filed as Exhibit 10.3 to Applied’s Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here by reference).

10.39
Share Purchase Agreement dated April 25, 2014, among Applied Industrial Technologies, Inc., Applied Alberta, Inc., Michael Sirois, Sirois Family Trust, Georg Eger, Eger Family Trust, Blair Hetlinger, Christopher Sirois, Kenneth Pacula, Grant Bechtloff, Ryan Farley, Dwayne Letawsky, Douglas Kilbach, Steven Vanderwater, 1562039 Alberta Ltd., 1561902 Alberta Ltd., 1614176 Alberta Ltd., 1814971 Alberta Ltd. and 1814966 Alberta Ltd. (filed as Exhibit 10.1 to Applied’s Form 8-K dated May 1, 2014, SEC File No. 1-2299, and incorporated here by reference).

10.40
Stock Purchase Agreement dated May 23, 2014, among Applied Industrial Technologies, Inc., Alex Dan Knox and Dayton Scott Knox (filed as Exhibit 10.1 to Applied’s Form 8-K dated May 27, 2014, SEC File No. 1-2299, and incorporated here by reference).

21	Applied’s subsidiaries at June 30, 2014.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Applied will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee, which shall be limited to Applied's reasonable expenses in furnishing the exhibit.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2014, 2013, AND 2012
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2014
Reserve deducted from assets to which it applies — accounts receivable allowances	$7,737	$3,970	$(129)	(A)	$1,193	(B)	$10,385
Year Ended June 30, 2013
Reserve deducted from assets to which it applies — accounts receivable allowances	$8,332	$2,267	$(104)	(A)	$2,758	(B)	$7,737
Year Ended June 30, 2012
Reserve deducted from assets to which it applies — accounts receivable allowances	$7,016	$3,915	$122	(A)	$2,721	(B)	$8,332

(A)	Amounts represent reserves for the return of merchandise by customers.

(B)	Amounts represent uncollectible accounts charged off.

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

(Principal financial officer and principal accounting officer)
Date: August 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Thomas A. Commes, Director	Peter A. Dorsman, Director

*	*
L. Thomas Hiltz, Director	Edith Kelly-Green, Director
*	*
Dan P. Komnenovich, Director	John F. Meier, Director and Chairman
*	*
J. Michael Moore, Director	Vincent K. Petrella, Director
/s/ Neil A. Schrimsher	*
Neil A. Schrimsher, President & Chief Executive Officer and Director	Dr. Jerry Sue Thornton, Director
*
Peter C. Wallace, Director

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 22, 2014