Form 10-Q
period 2014-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2014-11-04
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2014
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

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes [ ]    No [X]
There were 41,280,636 (no par value) shares of common stock outstanding on October 15, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2014	2013
Net Sales	$702,325	$605,305
Cost of Sales	507,393	435,510
Gross Profit	194,932	169,795
Selling, Distribution and Administrative, including depreciation	148,767	130,256
Operating Income	46,165	39,539
Interest (Income) Expense, net	1,662	61
Other (Income) Expense, net	244	(1,091)
Income Before Income Taxes	44,259	40,569
Income Tax Expense	15,137	13,725
Net Income	$29,122	$26,844
Net Income Per Share - Basic	$0.70	$0.64
Net Income Per Share - Diluted	$0.70	$0.63
Cash dividends per common share	$0.25	$0.23
Weighted average common shares outstanding for basic computation	41,467	42,157
Dilutive effect of potential common shares	362	480
Weighted average common shares outstanding for diluted computation	41,829	42,637
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2014	2013
Net income per the condensed statements of consolidated income	$29,122	$26,844

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(19,105)	550
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	72	95
Unrealized gain (loss) on investment securities available for sale	(41)	34
Total of other comprehensive income (loss), before tax	(19,074)	679
Income tax expense related to items of other comprehensive income	14	48
Other comprehensive income (loss), net of tax	(19,088)	631
Comprehensive income, net of tax	$10,034	$27,475
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2014	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$52,033	$71,189
Accounts receivable, less allowances of $10,513 and $10,385	403,521	375,732
Inventories	367,291	335,747
Other current assets	51,915	53,480
Total current assets	874,760	836,148
Property, less accumulated depreciation of $160,063 and $156,872	106,683	103,596
Identifiable Intangibles, net	208,497	159,508
Goodwill	259,156	193,494
Deferred tax assets	260	21,166
Other assets	19,563	20,257
TOTAL ASSETS	$1,468,919	$1,334,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$145,614	$172,401
Current portion of long term debt	2,842	2,720
Compensation and related benefits	47,687	55,760
Other current liabilities	75,839	60,074
Total current liabilities	271,982	290,955
Long-term debt	321,418	167,992
Postemployment benefits	19,073	23,611
Other liabilities	65,741	51,303
TOTAL LIABILITIES	678,214	533,861
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	158,001	156,999
Retained Earnings	915,482	896,776
Treasury shares—at cost (12,825 and 12,650 shares)	(272,075)	(261,852)
Accumulated other comprehensive income (loss)	(20,703)	(1,615)
TOTAL SHAREHOLDERS’ EQUITY	790,705	800,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,468,919	$1,334,169
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$29,122	$26,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	4,211	3,431
Amortization of intangibles	6,491	3,249
Unrealized foreign exchange transactions (gain) loss	(572)	(291)
Amortization of stock options and appreciation rights	577	636
(Gain) loss on sale of property	(5)	35
Other share-based compensation expense	592	754
Changes in operating assets and liabilities, net of acquisitions	(58,891)	(18,014)
Other, net	374	312
Net Cash (used in) provided by Operating Activities	(18,101)	16,956
Cash Flows from Investing Activities
Property purchases	(3,100)	(1,571)
Proceeds from property sales	3	183
Acquisition of businesses, net of cash acquired	(129,810)	—
Net Cash used in Investing Activities	(132,907)	(1,388)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	34,000	—
Long-term debt borrowings	120,238	—
Long-term debt repayments	(690)	—
Purchases of treasury shares	(10,400)	(3,001)
Dividends paid	(10,402)	(9,746)
Excess tax benefits from share-based compensation	556	1,516
Acquisition holdback payments	—	(606)
Net Cash provided by (used in) Financing Activities	133,302	(11,837)
Effect of Exchange Rate Changes on Cash	(1,450)	(18)
(Decrease) Increase in Cash and Cash Equivalents	(19,156)	3,713
Cash and Cash Equivalents at Beginning of Period	71,189	73,164
Cash and Cash Equivalents at End of Period	$52,033	$76,877
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2014, and the results of its operations and its cash flows for the three month periods ended September 30, 2014 and 2013, have been included. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Operating results for the three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2015.

Change in Accounting Principle - U.S. Inventory Costing Methodology
Over the past eight quarters, the Company has been implementing SAP as its new Enterprise Resource Planning system (ERP) at its U.S. service centers. As implementation occurred at each service center, the method used to apply the link chain dollar value last-in first-out (LIFO) method of accounting changed for the inventories at that location. The new inventory costing methodology utilizes the weighted average cost method to determine the current year LIFO indices as well as any new LIFO layers established, whereas previously, current costs were used. Upon completion of the implementation, on July 1, 2014 the Company changed its accounting policy to the new method. Differences between amounts recognized in the financial statements during the implementation period and the previous accounting policy prior to July 1, 2014 were immaterial.
The Company believes that this change in accounting principle is preferable under the circumstances because weighted average cost will provide a better reflection of actual transactions and inventory purchases resulting in improved matching of actual costs and current revenues, will result in greater consistency in inventory costing across the organization as certain other U.S. locations were previously using weighted average cost for similar LIFO calculations in their legacy inventory systems, and the new ERP system will make inventory costing a more efficient process within the U.S. ASC 250, Accounting Changes and Error Corrections, requires that unless it is impracticable to do so, the voluntary adoption of a new accounting principle should be done retrospectively to all prior periods. Before July 1, 2014, the Company’s former ERP system did not capture weighted average costs within the U.S. and the data needed to recalculate previous LIFO indices does not exist. Thus, the Company has concluded it is impracticable to recognize a cumulative effect or to retrospectively apply the effect of this change in accounting principle prior to July 1, 2014, but believes that those effects would be immaterial in all periods.
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

New Accounting Pronouncements
In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers. The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." The update is effective for financial statement periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently determining the impact of this pronouncement on its financial statements and related disclosures.
In June 2014, the FASB issued its final standard on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard, issued as (ASU) 2014-12, clarifies that a performance target that affects vesting and that can be achieved after the requisite service period, should be treated as a performance condition. The update is effective for financial statement periods beginning after December 15, 2015, with early adoption permitted. The Company is currently determining the impact of this pronouncement on its financial statements and related disclosures.

2.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2015
On July 1, 2014, the Company acquired 100% of the outstanding stock of Knox Oil Field Supply Inc. (“Knox”), headquartered in San Angelo, Texas, for total consideration of $132,000, including cash paid of $118,000 at closing. The primary reason for the acquisition of Knox is to complement and expand the Company’s capabilities to serve the upstream oil and gas industry in the United States. As a distributor of oilfield supplies and related services, this business will be included in the Service Center Based Distribution Segment. The Company funded the acquisition by drawing $120,000 from the previously uncommitted shelf facility with Prudential Investment Management at a fixed interest rate of 3.19% with an average seven year life. The remaining $14,000 purchase price will be paid as acquisition holdback payments on the first three anniversaries of the acquisition with interest at a fixed rate of 1.5%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of Knox based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment:

Knox Acquisition
Accounts receivable	$20,100
Inventories	18,900
Property	3,600
Identifiable intangible assets	58,500
Goodwill	70,500
Total assets acquired	171,600
Accounts payable and accrued liabilities	10,300
Deferred income taxes	29,300
Net assets acquired	$132,000

Purchase price	132,800
Reconciliation of fair value transferred:
Working Capital Adjustments	(800)
Total Consideration	$132,000
None of the goodwill acquired is expected to be deductible for income tax purposes. The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from the acquisition of Knox.
Also on July 1, 2014, the Company acquired substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products for combined consideration of approximately $12,600. Tangible assets acquired was $10,400 and intangibles including goodwill was $2,200, based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded these acquisitions from borrowings under the revolving credit facility. Total acquisition holdback payments of $1,600 will be paid in equal increments on the following three anniversaries of the acquisition. The results of operations for the Mexican and Australian acquisitions are not material for any period presented.
Fiscal 2014
On May 1, 2014, the Company acquired 100% of the outstanding stock of Reliance Industrial Products (“Reliance”), headquartered in Nisku, Alberta, Canada, with operations in Western Canada and the Western United States, for total consideration in the amount of $179,800; tangible assets acquired was $27,500 and intangibles including goodwill was $152,300, based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The primary reason for the acquisition is to provide the Company enhanced capabilities to serve the upstream oil and gas industry in the United States and Canada. A distributor of fluid conveyance and oilfield supplies, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by using available cash in Canada in the amount of $31,900, existing revolving credit facilities of $36,600 and a new $100,000 five year term loan facility, with the remainder of $20,000 to be paid in equal amounts as acquisition holdback payments on the first two anniversaries of the acquisition, plus interest at 2% per annum.
During December 2013, the Company acquired substantially all of the net assets of Texas Oilpatch Services Corporation (Tops), a Texas distributor of bearings, oil seals, power transmission products, and related replacement parts to the oilfield industry. The acquired business is included in the Service Center Based Distribution segment. The consideration paid for this acquisition was $17,000, tangible assets acquired was $3,900 and intangibles, including goodwill was $13,100. The purchase price includes $2,550 of acquisition holdback payments which have been paid into an escrow account controlled by a third party. The acquisition price and the results of operations of Tops are not material in relation to the Company’s consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations have been prepared as if the Reliance and Knox acquisitions (including the related acquisition costs) had occurred at the beginning of the first quarter of fiscal 2014:

Pro forma, three months ended September 30:	2013
Sales	$663,010
Operating income	$44,746
Net income	$29,089
Diluted net income per share	$0.68
These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional depreciation and amortization assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied as of July 1, 2013. In addition, pro forma adjustments have been made for the interest expense that would have been incurred as a result of the indebtedness used to finance the acquisitions. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integrations; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred as the date indicated or that may result in the future.

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the three month period ended September 30, 2014 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2014	$192,565	$929	$193,494
Goodwill acquired during the period	71,361	—	71,361
Other, primarily currency translation	(5,699)	—	(5,699)
Balance at September 30, 2014	$258,227	$929	$259,156

At September 30, 2014, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2014	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$217,668	$52,751	$164,917
Trade names	43,316	11,153	32,163
Vendor relationships	15,144	6,793	8,351
Non-competition agreements	4,528	1,462	3,066
Total Identifiable Intangibles	$280,656	$72,159	$208,497

June 30, 2014	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$170,395	$48,285	$122,110
Trade names	36,912	10,394	26,518
Vendor relationships	15,446	6,628	8,818
Non-competition agreements	3,322	1,260	2,062
Total Identifiable Intangibles	$226,075	$66,567	$159,508

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the three month period ended September 30, 2014, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$51,494	20
Trade names	6,928	5
Vendor relationships	9	5
Non-competition agreements	1,300	5
Total Intangibles Acquired	$59,731	18

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2014) for the next five years is as follows: $19,800 for the remainder of 2015, $24,500 for 2016, $23,100 for 2017, $21,000 for 2018, $19,200 for 2019 and $16,300 for 2020.

4.     DEBT

Revolving Credit Facility
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150,000. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At September 30, 2014 and June 30, 2014, the Company had $103,000 and $69,000 outstanding under this credit facility, respectively. Unused lines under this facility, net of outstanding letters of credit of $8,900 and $8,700 to secure certain insurance obligations, totaled $38,100 and $72,300 at September 30, 2014 and June 30, 2014, respectively and are available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the revolving credit facility outstanding as of September 30, 2014 and June 30, 2014 was 0.85%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Long-Term Borrowings
The Company entered into a $100,000 unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at September 30, 2014 and June 30, 2014 was a rate of 1.06%. The term loan had $98,800 and $99,400 outstanding at September 30, 2014 and June 30, 2014, respectively.
In April 2014 the Company assumed $2,400 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2014 and June 30, 2014, $2,300 was outstanding.
At September 30, 2014, the Company had borrowings outstanding under its uncommitted unsecured shelf facility agreement with Prudential Investment Management of $120,000. These "Series C" borrowings carry a fixed interest rate of 3.19%, which is due in equal principal payments in July of 2020, 2021 and 2022. As of September 30, 2014, $5,000 in additional financing was available under this facility.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2014 and June 30, 2014 totaled $10,957 and $11,011, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in Other Assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the uncommitted shelf facility agreement with Prudential Investment Management is $120,000 at September 30, 2014. (Level 2 in the fair value hierarchy)
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss), are comprised of the following:

	Three Months Ended September 30, 2014
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2014	$989	$21	$(2,625)	$(1,615)
Other comprehensive income (loss)	(19,105)	(27)		(19,132)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	44	44
Net current-period other comprehensive income (loss), net of taxes	(19,105)	(27)	44	(19,088)
Balance at September 30, 2014	$(18,116)	$(6)	$(2,581)	$(20,703)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2014			2013
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(19,105)		$(19,105)	$550	$—	$550
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	72	28	44	95	37	58
Unrealized gain (loss) on investment securities available for sale	(41)	(14)	(27)	34	11	23
Other comprehensive income (loss)	$(19,074)	$14	$(19,088)	$679	$48	$631

Antidilutive Common Stock Equivalents
In the three month periods ended September 30, 2014 and 2013, respectively, stock options and stock appreciation rights related to 239 and 272 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended September 30,	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$24	$19	$13	$12
Interest cost	224	295	24	35
Expected return on plan assets	(124)	(104)	—	—
Recognized net actuarial (gain) loss	140	153	(22)	(9)
Amortization of prior service cost	22	20	(68)	(68)
Net periodic cost	$286	$383	$(53)	$(30)

The Company contributed $5,832 to its pension benefit plans and $40 to its retiree health care plans in the three months ended September 30, 2014. Expected contributions for the remainder of fiscal 2015 are $570 for the pension benefit plans to fund scheduled retirement payments and $120 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,573 and $5,533, in the three months ended September 30, 2014 and 2013, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
September 30, 2014
Net sales	$575,097	$127,228	$702,325
Operating income for reportable segments	37,535	12,933	50,468
Assets used in business	1,251,565	217,354	1,468,919
Depreciation and amortization of property	3,843	368	4,211
Capital expenditures	2,738	362	3,100

September 30, 2013
Net sales	$492,072	$113,233	$605,305
Operating income for reportable segments	28,372	9,457	37,829
Assets used in business	841,770	208,319	1,050,089
Depreciation and amortization of property	2,999	432	3,431
Capital expenditures	1,394	177	1,571

Enterprise Resource Planning system (ERP) related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment.

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2014	2013
Operating income for reportable segments	$50,468	$37,829
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,867	1,495
Intangible amortization—Fluid Power Businesses	1,624	1,754
Corporate and other (income) expense, net	(2,188)	(4,959)
Total operating income	46,165	39,539
Interest expense, net	1,662	61
Other (income) expense, net	244	(1,091)
Income before income taxes	$44,259	$40,569

The change in corporate and other (income) expense, net is due to changes in the amounts and levels of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended
	September 30,
	2014	2013
Geographic Areas:
United States	$561,559	$501,051
Canada	99,181	69,747
Other countries	41,585	34,507
Total	$702,325	$605,305

Other countries consist of Mexico, Australia and New Zealand.

9.    OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended
	September 30,
	2014	2013
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$91	$(596)
Elimination of one-month Canadian reporting lag, effective July 1, 2013	—	(1,167)
Foreign currency transactions (gain) loss	54	605
Other, net	99	67
Total other (income) expense, net	$244	$(1,091)

10.    SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions subsequent to September 30, 2014, through the date the financial statements were issued.

On November 3, 2014, the Company acquired substantially all of the net assets of Ira Pump and Supply Inc. (Ira Pump), headquartered in Ira, Texas. The acquisition of Ira Pump further expands the Company's capabilities to serve the upstream oil and gas industry in the United States. As a distributor of oilfield pumps and supplies, this business will be included in the Service Center Based Distribution Segment. The financial results of the operations acquired will be included in the Company's results of operations from November 3, 2014.

On October 30, 2014, the Company amended and increased its unsecured shelf facility with Prudential Investment Management to provide an available borrowing capacity of $100,000. The Company borrowed $50,000 to fund the acquisition as well as working capital needs. These "Series D" borrowings carry a fixed interest rate of 3.21%, with equal principal payments due in October of 2019 and 2023, leaving a remaining borrowing capacity on the unsecured shelf facility of $50,000.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for the three-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2014, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 22, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 4, 2014

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,800 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2015, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 565 facilities.

The following is Management's Discussion and Analysis of significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the majority of SKUs (Stock Keeping Units) we sell in any given period were not necessarily sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.

Overview
Consolidated sales for the quarter ended September 30, 2014 increased $97.0 million or 16.0% compared to the prior year quarter, with acquisitions contributing $80.5 million or 13.3% and a unfavorable foreign currency translation of $3.3 million decreasing sales by 0.5%. Operating margin remained relatively stable at 6.6% of sales from 6.5% for the prior year quarter. Net income of $29.1 million increased 8.5% compared to the prior year quarter. Shareholders' equity was $790.7 million at September 30, 2014, down from the June 30, 2014 level of $800.3 million. The current ratio was 3.2 to 1 at September 30, 2014 and 2.9 to 1 at June 30, 2014.

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

In the current September quarter, Industrial Production increased at an annual rate of 3.2%. The MCU for September 2014 was 77.3, up slightly from the June 2014 revised reading of 77.2. The ISM PMI registered 56.6 in September, an increase from 55.3 in June, and well above 50 (its expansionary threshold).

The number of Company employees was 5,831 at September 30, 2014, 5,472 at June 30, 2014, and 5,132 at September 30, 2013. The number of operating facilities totaled 565 at September 30, 2014, 538 at June 30, 2014 and 521 at September 30, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2014 and 2013

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2014	2013
Net Sales	100.0%	100.0%	16.0%
Gross Profit	27.8%	28.1%	14.8%
Selling, Distribution & Administrative	21.2%	21.5%	14.2%
Operating Income	6.6%	6.5%	16.8%
Net Income	4.1%	4.4%	8.5%

During the quarter ended September 30, 2014, sales increased $97.0 million or 16.0% compared to the prior year quarter, with acquisitions accounting for $80.5 million or 13.3%, and an unfavorable foreign currency translation decreasing sales by $3.3 million or 0.5%. Sales from businesses not acquired in the current year were up $19.8 million or 3.2% during the quarter with 64 selling days in both quarters ended September 30, 2014 and September 30, 2013.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $83.0 million or 16.9% during the quarter from the same period in the prior year. Growth in sales related to businesses not acquired in the current year increased $4.8 million or 0.9%, acquisitions within this segment increased sales by $80.5 million or 16.4%, while unfavorable foreign currency translation decreased sales by $2.3 million or 0.5%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $14.0 million or 12.4% during the quarter from the same period in the prior year, primarily attributed to strong sales growth at several of our Fluid Power Businesses, net of the impact of unfavorable foreign currency translation which decreased sales by $1.0 million or 0.9%.

Sales in our U.S. operations were up $60.5 million or 12.1%, with acquisitions adding $46.8 million or 9.3%. Sales from our Canadian operations increased $29.4 million or 42.2%, with acquisitions adding $29.8 million or 42.7% with an unfavorable foreign currency translation decreasing Canadian sales by $3.3 million or 4.7%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $7.1 million or 20.5% above the prior year, with acquisitions adding $3.9 million or 11.38% and a negligible impact of foreign currency translation.

During the quarter ended September 30, 2014, industrial products and fluid power products accounted for 72.8% and 27.2%, respectively, of sales as compared to 70.5% and 29.5%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 27.8% compared to the prior year's quarter of 28.1%. The decrease in gross profit margin is the result of the timing of volume based supplier support and increased scrap and obsolescence expense in the quarter. The declines were partially offset by higher margins generated from recent acquisitions.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.2% of sales in the quarter ended September 30, 2014 compared to 21.5% in the prior year quarter, declining slightly. On an absolute basis, SD&A increased $18.5 million or 14.2% compared to the prior year quarter, entirely the result of additional SD&A from businesses acquired in the current year which added $19.1 million of SD&A expenses including $3.6 million associated with intangibles amortization.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating income increased $6.6 million or 16.8%, and as a percent of sales increased slightly to 6.6% from 6.5% during the prior year quarter, remaining relatively stable.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.5% in the current year quarter from 5.8% in the prior year quarter. This increase is primarily attributable to an increase in gross profit as a percentage of sales, representing an increase of 1.4%, offset by an increase in SD&A as a percentage of sales, representing a decrease of 0.7%.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 10.2% in the current year quarter from 8.4% in the prior year quarter. This increase is primarily attributable to decreases in SD&A as a percentage of sales, representing an increase of 2.6%, offset by a decrease in gross profits as a percentage of sales, representing a decrease of 0.8%.

Interest expense has increased to $1.6 million in the current year, entirely due to acquisition related borrowing.

Other expense was $0.2 million in the quarter which included unrealized losses on investments held by non-qualified deferred compensation trusts of $0.1 million as well as $0.1 million of expense from other items. During the prior year quarter, other income was $1.1 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million, as well as $1.2 million in income from the elimination of the one-month Canadian reporting lag, offset by net unfavorable foreign currency transaction losses of $0.6 million.

The effective income tax rate was 34.2% for the quarter ended September 30, 2014 compared to 33.8% for the quarter ended September 30, 2013. The impact of miscellaneous discrete benefits which were recorded in the prior year and did not repeat in the current year resulted in an increase of 0.4% from the U.S. federal statutory tax rate. We expect our full year tax rate for fiscal 2015 to be in the 34.0% to 34.5% range.

As a result of the factors addressed above, net income increased $2.3 million or 8.5% compared to the prior year quarter. Net income per share was $0.70 per share for the quarter ended September 30, 2014, compared to $0.63 in the prior year quarter, an increase of 11.1%. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchases program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2014, we had $324.3 million in outstanding borrowings. At September 30, 2013, we had no outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of September 30, 2014 by tax jurisdiction.

Country	Amount
United States	$13,070
Canada	33,567
Other countries	5,396
Total	$52,033

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At September 30, 2014, all foreign earnings are considered permanently reinvested.

The Company's working capital at September 30, 2014 was $602.8 million, compared to $545.2 million at June 30, 2014. The current ratio was 3.2 to 1 at September 30, 2014 and 2.9 to 1 at June 30, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2014	2013
Operating Activities	$(18,101)	$16,956
Investing Activities	(132,907)	(1,388)
Financing Activities	133,302	(11,837)
Exchange Rate Effect	(1,450)	(18)
Decrease in Cash and Cash Equivalents	$(19,156)	$3,713

Net cash used in operating activities was $18.1 million for the three months ended September 30, 2014 as compared to $17.0 million provided by operating activities in the prior period. The increase in cash used is due primarily to increased working capital needs. Our expectation is that the $58.9 million of cash used for working capital needs will decline throughout the year due to improved receivables collections, improved inventory turns and extension of payables. Overall, cash from operating activities is expected to improve throughout fiscal 2015.

Net cash used in investing activities during the three months ended September 30, 2014 increased to $132.9 million during the current period versus $1.4 million in the prior period. The increase in cash used for investing activities is due to several acquisitions in the current period, which used $129.8 million, while there were none in the prior year period.

Net cash provided by financing activities increased to $133.3 million for the three months ended September 30, 2014 versus $11.8 million used in financing activities in the prior period. Several factors contributed to the increase in cash provided by financing activities, the most significant of which are $154.2 million in borrowings, partially offset by cash used for the purchase of treasury shares in the amount of $10.4 million and dividends paid in the amount of $10.4 million. In the prior period, there were no borrowings, and less cash was utilized for the purchase of treasury shares and dividends.

ERP Project
In fiscal 2011 Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We have deployed our solution in our Western Canadian operating locations and our U.S. operating locations selected for transformation. During fiscal 2015, the Company will evaluate and determine a deployment schedule for our remaining Eastern Canadian operating locations, as well as refine our current business and system processes. The Company is continuing to work on the transformation of its financial and accounting systems including fixed assets, general ledger and consolidation systems and expects to complete these enhancements in fiscal 2015.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 214,000 shares of treasury stock on the open market in the three months ended September 30, 2014 for $10.4 million. At September 30, 2014, we had authorization to repurchase an additional 167,600 shares. During the three months ended September 30, 2013, we acquired 60,700 shares of treasury stock on the open market for $3.0 million. Subsequent to the end of the first quarter, on October 27, 2014, the Board of Directors authorized the repurchase of up to an additional 1.5 million shares of the Company's common stock, which can be purchased in the open market and negotiated transactions.

Borrowing Arrangements
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150.0 million. At September 30, 2014 and June 30, 2014, the Company had $103.0 million and $69.0 million outstanding under this credit facility, respectively. Unused lines under this facility, net of outstanding letters of credit of $8.9 million and $8.7 million to secure certain insurance obligations, totaled $38.1 million and $72.3 million at September 30, 2014 and June 30, 2014, respectively, and are available to fund future acquisitions or other capital and operating requirements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company entered into a $100.0 million unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at September 30, 2014 and June 30, 2014 was a rate of 1.06%. The term loan had $98.8 million and $99.4 million outstanding at September 30, 2014 and June 30, 2014, respectively.
In April 2014 the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2014 and June 30, 2014 $2.3 million was outstanding.
At September 30, 2014, the Company had borrowings outstanding under its uncommitted unsecured shelf facility agreement with Prudential Investment Management of $120.0 million. These "Series C" borrowings carry a fixed interest rate of 3.19%, which is due in equal principal payments in July of 2020, 2021 and 2022. As of September 30, 2014, $5.0 million in additional financing was available under this facility.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2014	2014
Accounts receivable, gross	$414,034	$386,117
Allowance for doubtful accounts	10,513	10,385
Accounts receivable, net	$403,521	$375,732
Allowance for doubtful accounts, % of gross receivables	2.5%	2.7%

	Three Months Ended September 30,
	2014	2013
Provision for losses on accounts receivable	$416	$112
Provision as a % of net sales	0.06%	0.02%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 51.7 at September 30, 2014 versus 51.4 at June 30, 2014. Accounts receivable increased 7.4% this year, compared to a 16.0% increase in sales in the three months ended September 30, 2014; much of the increase in account receivable can be attributed to the Knox acquisition which included $20,100 of accounts receivable. Now that all U.S. Service Center Based Distribution Businesses are fully operational on SAP, we expect DSO and past due balances to begin returning to more traditional levels.

Approximately 5.8% of our accounts receivable balances are more than 90 days past due, a slight increase from 5.7% at June 30, 2014. On an overall basis, our provision for losses from uncollected receivables represents 0.06% of our sales in the three months ended September 30, 2014. Historically, this percentage is around 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2014 and at June 30, 2014 was 3.8.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at September 30, 2014.

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
We discuss certain of these matters more fully throughout our "Management's Discussion and Analysis" as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES

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
Changes in Internal Control Over Financial Reporting
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company has completed its SAP implementation in its Western Canadian operating locations and U.S. operating locations selected for transformation. During fiscal year 2015, the Company will evaluate and determine a deployment schedule for the remaining Eastern Canadian operating locations, as well as refine our current business and system processes. In fiscal 2014, the Company initiated the transformation of its financial and accounting systems including fixed assets, general ledger and consolidation systems and expects to complete these enhancements in fiscal 2015. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP and other business systems are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation. This ongoing SAP implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2014 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2014 to July 31, 2014	50,492	50.10	50,300	331,300
August 1, 2014 to August 31, 2014	74,167	48.49	74,100	257,200
September 1, 2014 to September 30, 2014	89,600	47.83	89,600	167,000
Total	214,259	48.60	214,000	167,000

(1)	During the quarter the Company purchased 259 shares in connection with the Deferred Compensation Plan.

(2)
On October 25, 2011, the Board of Directors authorized the purchase of up to 1.5 million shares of the Company's common stock. The Company publicly announced the authorization that day. Purchases can be made in the open market or in privately negotiated transactions. Subsequent to the end of the first quarter, on October 27, 2014, the Board of Directors authorized the repurchase of up to an additional 1.5 million shares of the Company's common stock, which can be purchased in the open market and negotiated transactions.

ITEM 5.        Other Information

On October 30, 2014, the Company entered into certain 3.21% Series D Notes (“Notes”) in the aggregate amount of $50 million pursuant to a Request for Purchase dated October 22, 2014 made under the Private Shelf Agreement dated November 27, 1996, as amended, between the Company and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America).

The Notes will bear interest at the rate of 3.21% payable semi-annually in arrears. Equal installments of principal are due on each of October 31, 2019 and 2023. The Notes mature on October 31, 2023.

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through February 4, 2013, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 2013, SEC File No. 1-2299, and incorporated here by reference).

4.3	Amendment dated October 30, 2014 to Private Shelf Agreement between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc.

4.4
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 10.1 to Applied's Form 8-K dated July 1, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.5
Request for Purchase dated October 22, 2014 and 3.21% Series D Notes dated October 30, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc.

4.6
Credit Agreement dated as of May 15, 2012, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company's Form 8-K dated May 17, 2012, SEC File No. 1-2299, and incorporated here by reference).

4.7
Credit Agreement dated as of April 25, 2014, among Applied Industrial Technologies, Inc., KeyBank National Association, as Agent, and various financial institutions (filed as Exhibit 10.1 to Applied's Form 8-K dated May 1, 2014, SEC File No. 1-2299, and incorporated here by reference).

10.1	Form of Change in Control Agreement between Applied Industrial Technologies, Inc. and each of Carl E. Will and Kurt W. Loring.

10.2	Schedule of participants in the Key Executive Restoration Plan, as amended and restated.

15	Independent Registered Public Accounting Firm’s Awareness Letter.

18	Preferability letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	November 4, 2014	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	November 4, 2014	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer