Form 10-Q
period 2014-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2015-02-04
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2014
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
There were 41,118,441 (no par value) shares of common stock outstanding on January 15, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net Sales	$691,702	$581,949	$1,394,027	$1,187,254
Cost of Sales	495,989	418,566	1,003,382	854,076
Gross Profit	195,713	163,383	390,645	333,178
Selling, Distribution and Administrative, including depreciation	148,906	123,546	297,673	253,802
Operating Income	46,807	39,837	92,972	79,376
Interest (Income) Expense, net	1,955	(152)	3,617	(91)
Other (Income) Expense, net	380	(270)	624	(1,361)
Income Before Income Taxes	44,472	40,259	88,731	80,828
Income Tax Expense	14,765	14,350	29,902	28,075
Net Income	$29,707	$25,909	$58,829	$52,753
Net Income Per Share - Basic	$0.72	$0.62	$1.42	$1.25
Net Income Per Share - Diluted	$0.72	$0.61	$1.41	$1.24
Cash dividends per common share	$0.25	$0.23	$0.50	$0.46
Weighted average common shares outstanding for basic computation	41,228	42,076	41,348	42,116
Dilutive effect of potential common shares	305	386	330	431
Weighted average common shares outstanding for diluted computation	41,533	42,462	41,678	42,547
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net income per the condensed statements of consolidated income	$29,707	$25,909	$58,829	$52,753

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(17,558)	(7,410)	(36,663)	(6,860)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	71	96	143	191
Unrealized gain (loss) on investment securities available for sale	94	65	53	99
Total of other comprehensive income (loss), before tax	(17,393)	(7,249)	(36,467)	(6,570)
Income tax expense related to items of other comprehensive income	60	61	74	109
Other comprehensive income (loss), net of tax	(17,453)	(7,310)	(36,541)	(6,679)
Comprehensive income, net of tax	$12,254	$18,599	$22,288	$46,074
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2014	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$33,184	$71,189
Accounts receivable, less allowances of $10,767 and $10,385	385,326	375,732
Inventories	401,474	335,747
Other current assets	57,773	53,480
Total current assets	877,757	836,148
Property, less accumulated depreciation of $163,007 and $156,872	107,352	103,596
Identifiable intangibles, net	216,305	159,508
Goodwill	260,256	193,494
Deferred tax assets	255	21,166
Other assets	18,525	20,257
TOTAL ASSETS	$1,480,450	$1,334,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$150,938	$172,401
Current portion of long term debt	2,720	2,720
Compensation and related benefits	54,139	55,760
Other current liabilities	63,854	60,074
Total current liabilities	271,651	290,955
Long-term debt	346,636	167,992
Postemployment benefits	19,058	23,611
Other liabilities	61,439	51,303
TOTAL LIABILITIES	698,784	533,861
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	158,623	156,999
Retained Earnings	934,821	896,776
Treasury shares—at cost (13,047 and 12,650 shares)	(283,622)	(261,852)
Accumulated other comprehensive income (loss)	(38,156)	(1,615)
TOTAL SHAREHOLDERS’ EQUITY	781,666	800,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,480,450	$1,334,169
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$58,829	$52,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	8,331	6,792
Amortization of intangibles	13,059	6,330
Unrealized foreign exchange transactions (gain) loss	(790)	79
Amortization of stock options and appreciation rights	825	931
Gain on sale of property	(4)	(10)
Other share-based compensation expense	679	2,286
Changes in operating assets and liabilities, net of acquisitions	(80,863)	(36,996)
Other, net	1,107	498
Net Cash provided by Operating Activities	1,173	32,663
Cash Flows from Investing Activities
Property purchases	(7,806)	(4,126)
Proceeds from property sales	187	324
Acquisition of businesses, net of cash acquired	(165,646)	(17,000)
Net Cash used in Investing Activities	(173,265)	(20,802)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	10,000	15,000
Long-term debt borrowings	170,241
Long-term debt repayments	(1,597)
Purchases of treasury shares	(21,849)	(13,838)
Dividends paid	(20,742)	(19,471)
Excess tax benefits from share-based compensation	906	2,057
Acquisition holdback payments	(287)	(1,032)
Exercise of stock options and appreciation rights	120	97
Net Cash provided by (used in) Financing Activities	136,792	(17,187)
Effect of Exchange Rate Changes on Cash	(2,705)	(1,254)
Decrease in Cash and Cash Equivalents	(38,005)	(6,580)
Cash and Cash Equivalents at Beginning of Period	71,189	73,164
Cash and Cash Equivalents at End of Period	$33,184	$66,584
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2014, and the results of its operations for the three and six month periods ended December 31, 2014 and 2013 and its cash flows for the six month periods ended December 31, 2014 and 2013, have been included. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Operating results for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2015.

Change in Accounting Principle - U.S. Inventory Costing Methodology
Over the past nine quarters, the Company has been implementing SAP as its new enterprise resource planning system (ERP) at its U.S. service centers. As implementation occurred at each service center, the method used to apply the link chain dollar value last-in first-out (LIFO) method of accounting changed for the inventories at that location. The new inventory costing methodology utilizes the weighted average cost method to determine the current year LIFO indices as well as any new LIFO layers established, whereas previously, current costs were used. Upon completion of the implementation, on July 1, 2014 the Company changed its accounting policy to the new method. Differences between amounts recognized in the financial statements during the implementation period and the previous accounting policy prior to July 1, 2014 were immaterial.
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
In June 2014, the FASB issued its final standard on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard, issued as ASU 2014-12, clarifies that a performance target that affects vesting and that can be achieved after the requisite service period, should be treated as a performance condition. The update is effective for financial statement periods beginning after December 15, 2015, with early adoption permitted. The Company is currently determining the impact of this pronouncement on its financial statements and related disclosures.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of Knox based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment:

Knox Acquisition
Accounts receivable	$20,100
Inventories	18,900
Property	4,000
Identifiable intangible assets	58,500
Goodwill	63,100
Total assets acquired	164,600
Accounts payable and accrued liabilities	9,000
Deferred income taxes	23,600
Net assets acquired	$132,000

Purchase price	132,800
Reconciliation of fair value transferred:
Working Capital Adjustments	(800)
Total Consideration	$132,000
None of the goodwill acquired is expected to be deductible for income tax purposes. The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from the acquisition of Knox.
Other acquisitions during the year include the acquisition of substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products on July 1, 2014 as well as Ira Pump and Supply Inc. (Ira Pump) an Ira, Texas distributor of oilfield pumps and supplies on November 3, 2014. The total combined consideration for these acquistions was approximately $54,500. Net tangible assets acquired were $21,300 and intangibles including goodwill were $33,200, based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded these acquisitions from borrowings under our existing debt facilities. Total acquisition holdback payments of $6,900 will be paid at various times through November 2016. The results of operations for the Mexican, Australian and Ira Pump acquisitions are not material for any period presented.
Fiscal 2014
On May 1, 2014, the Company acquired 100% of the outstanding stock of Reliance Industrial Products (“Reliance”), headquartered in Nisku, Alberta, Canada, with operations in Western Canada and the Western United States, for total consideration in the amount of $179,800; tangible assets acquired were $27,500 and intangibles including goodwill were $152,300, based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The primary reason for the acquisition is to provide the Company enhanced capabilities to serve the upstream oil and gas industry in the United States and Canada. A distributor of fluid conveyance and oilfield supplies, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by using available cash in Canada in the amount of $31,900, existing revolving credit facilities of $36,600 and a new $100,000 five year term loan facility, with the remainder of $20,000 to be paid in equal amounts as acquisition holdback payments on the first two anniversaries of the acquisition, plus interest at 2% per annum.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

During December 2013, the Company acquired substantially all of the net assets of Texas Oilpatch Services Corporation (TOPS), a Texas distributor of bearings, oil seals, power transmission products, and related replacement parts to the oilfield industry. The acquired business is included in the Service Center Based Distribution segment. The consideration paid for this acquisition was $17,000, tangible assets acquired were $3,900 and intangibles, including goodwill were $13,100. The purchase price includes $2,550 of acquisition holdback payments which have been paid into an escrow account controlled by a third party. The acquisition price and the results of operations of TOPS are not material in relation to the Company’s consolidated financial statements.
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations have been prepared as if the Reliance and Knox acquisitions (including the related acquisition costs) had occurred at the beginning of the first quarter of fiscal 2014:

December 31, 2013	Three Months Ended	Six Months Ended
Pro forma financial information:
Sales	$638,805	$1,301,815
Operating income	$45,177	$89,924
Net income	$28,233	$57,322
Diluted net income per share	$0.66	$1.35
These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional depreciation and amortization assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied as of July 1, 2013. In addition, pro forma adjustments have been made for the interest expense that would have been incurred as a result of the indebtedness used to finance the acquisitions. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integrations; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred as the date indicated or that may result in the future.

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the six month period ended December 31, 2014 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2014	$192,565	$929	$193,494
Goodwill acquired during the period	77,314	—	77,314
Other, primarily currency translation	(10,552)	—	(10,552)
Balance at December 31, 2014	$259,327	$929	$260,256

At December 31, 2014, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2014	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$230,863	$57,238	$173,625
Trade names	43,442	11,798	31,644
Vendor relationships	14,800	6,878	7,922
Non-competition agreements	4,704	1,590	3,114
Total Identifiable Intangibles	$293,809	$77,504	$216,305

June 30, 2014	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$170,395	$48,285	$122,110
Trade names	36,912	10,394	26,518
Vendor relationships	15,446	6,628	8,818
Non-competition agreements	3,322	1,260	2,062
Total Identifiable Intangibles	$226,075	$66,567	$159,508

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the six month period ended December 31, 2014, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$68,250	19.5
Trade names	7,678	6
Vendor relationships	9	5
Non-competition agreements	1,659	5
Total Intangibles Acquired	$77,596	18

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2014) for the next five years is as follows: $14,100 for the remainder of 2015, $26,000 for 2016, $24,400 for 2017, $22,400 for 2018, $20,500 for 2019 and $17,500 for 2020.

4.     DEBT

Revolving Credit Facility
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150,000. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At December 31, 2014 and June 30, 2014, the Company had $79,000 and $69,000 outstanding under this credit facility, respectively. Unused lines under this facility, net of outstanding letters of credit of $8,700 and $8,700 to secure certain insurance obligations, totaled $62,300 and $72,300 at December 31, 2014 and June 30, 2014, respectively and are available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the revolving credit facility outstanding as of December 31, 2014 was 1.09% and June 30, 2014 was 0.85%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Long-Term Borrowings
The Company entered into a $100,000 unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at December 31, 2014 was 1.19% and at June 30, 2014 was 1.06%. The term loan had $98,125 and $99,400 outstanding at December 31, 2014 and June 30, 2014, respectively.
In April 2014, the Company assumed $2,400 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2014 and June 30, 2014, $2,200 and $2,300 was outstanding, respectively.
At December 31, 2014, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, which is due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principle amount of $50,000 and carry a fixed interest rate of 3.21% which is due in equal principal payments in October 2019 and 2023. As of December 31, 2014, $50,000 in additional financing was available under this facility.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2014 and June 30, 2014 totaled $9,876 and $11,011, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in Other Assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the debt outstanding under the shelf facility agreement with Prudential Investment Management approximates carrying value at December 31, 2014. (Level 2 in the fair value hierarchy)
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximated fair value at both December 31, 2014 and June 30, 2014 (Level 2 in the fair value hierarchy).

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss), are comprised of the following:

	Three Months Ended December 31, 2014
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at September 30, 2014	$(18,116)	$(6)	$(2,581)	$(20,703)
Other comprehensive income (loss)	(17,558)	62		(17,496)
Amounts reclassified from accumulated other comprehensive income (loss)			43	43
Net current-period other comprehensive income (loss), net of taxes	(17,558)	62	43	(17,453)
Balance at December 31, 2014	$(35,674)	$56	$(2,538)	$(38,156)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2014
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2014	$989	$21	$(2,625)	$(1,615)
Other comprehensive income (loss)	(36,663)	35		(36,628)
Amounts reclassified from accumulated other comprehensive income (loss)			87	87
Net current-period other comprehensive income (loss), net of taxes	(36,663)	35	87	(36,541)
Balance at December 31, 2014	$(35,674)	$56	$(2,538)	$(38,156)

Other Comprehensive Income (Loss)

Details of other comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2014			2013
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(17,558)		$(17,558)	$(7,410)	$—	$(7,410)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	71	28	43	96	38	58
Unrealized gain (loss) on investment securities available for sale	94	32	62	65	23	42
Other comprehensive income (loss)	$(17,393)	$60	$(17,453)	$(7,249)	$61	$(7,310)

	Six Months Ended December 31,
	2014			2013
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(36,663)	$—	$(36,663)	$(6,860)	$—	$(6,860)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	143	56	87	191	75	116
Unrealized gain (loss) on investment securities available for sale	53	18	35	99	34	65
Other comprehensive income (loss)	$(36,467)	$74	$(36,541)	$(6,570)	$109	$(6,679)

Antidilutive Common Stock Equivalents
In the three month periods ended December 31, 2014 and 2013, stock options and stock appreciation rights related to 440 and 272 thousand shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the six month periods ended December 31, 2014 and 2013, stock options and stock appreciation rights related to 309 and 272 thousand shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended December 31,	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$24	$19	$13	$12
Interest cost	224	295	24	34
Expected return on plan assets	(124)	(104)	—	—
Recognized net actuarial (gain) loss	140	153	(22)	(10)
Amortization of prior service cost	22	19	(68)	(67)
Net periodic cost	$286	$382	$(53)	$(31)

	Pension Benefits		Retiree Health Care Benefits
Six Months Ended December 31,	2014	2013	2014	2013
Components of net periodic cost:
Service cost	$48	$38	$26	$24
Interest cost	448	590	48	69
Expected return on plan assets	(248)	(208)	—	—
Recognized net actuarial loss (gain)	280	306	(44)	(19)
Amortization of prior service cost	44	39	(136)	(135)
Net periodic cost	$572	$765	$(106)	$(61)

The Company contributed $6,019 to its pension benefit plans and $80 to its retiree health care plans in the six months ended December 31, 2014. Expected contributions for the remainder of fiscal 2015 are $400 for the pension benefit plans to fund scheduled retirement payments and $80 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $6,063 and $5,681, in the three months ended December 31, 2014 and 2013, respectively, and $11,636 and $11,110 in the six months ended December 31, 2014 and 2013, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2014
Net sales	$569,537	$122,165	$691,702
Operating income for reportable segments	34,580	12,224	46,804
Depreciation and amortization of property	3,769	351	4,120
Capital expenditures	4,336	370	4,706

December 31, 2013
Net sales	$465,955	$115,994	$581,949
Operating income for reportable segments	25,569	10,364	35,933
Depreciation and amortization of property	2,988	373	3,361
Capital expenditures	2,340	215	2,555

Six Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2014
Net sales	$1,144,634	$249,393	$1,394,027
Operating income for reportable segments	72,115	25,157	97,272
Assets used in business	1,275,416	205,034	1,480,450
Depreciation and amortization of property	7,612	719	8,331
Capital expenditures	7,074	732	7,806

December 31, 2013
Net sales	$958,027	$229,227	$1,187,254
Operating income for reportable segments	53,941	19,821	73,762
Assets used in business	864,996	209,163	1,074,159
Depreciation and amortization of property	5,987	805	6,792
Capital expenditures	3,734	392	4,126

Enterprise resource planning system (ERP) related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Operating income for reportable segments	$46,804	$35,933	$97,272	$73,762
Adjustment for:
Intangible amortization—Service Center Based Distribution	5,018	1,887	9,885	3,382
Intangible amortization—Fluid Power Businesses	1,550	1,194	3,174	2,948
Corporate and other (income) expense, net	(6,571)	(6,985)	(8,759)	(11,944)
Total operating income	46,807	39,837	92,972	79,376
Interest (income) expense, net	1,955	(152)	3,617	(91)
Other (income) expense, net	380	(270)	624	(1,361)
Income before income taxes	$44,472	$40,259	$88,731	$80,828

The change in corporate and other (income) expense, net is due to changes in the amounts and levels of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Geographic Areas:
United States	$549,805	$479,488	$1,111,364	$980,539
Canada	103,523	67,770	202,704	137,517
Other countries	38,374	34,691	79,959	69,198
Total	$691,702	$581,949	$1,394,027	$1,187,254

Other countries consist of Mexico, Australia and New Zealand.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

9.    OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(264)	$(649)	$(173)	$(1,245)
Elimination of one-month Canadian reporting lag, effective July 1, 2013	—	—	—	(1,167)
Foreign currency transactions (gain) loss	574	302	627	907
Other, net	70	77	170	144
Total other (income) expense, net	$380	$(270)	$624	$(1,361)

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and six-month periods ended December 31, 2014 and 2013, and of consolidated cash flows for the six-month periods ended December 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2014, and the related statements of consolidated income, consolidated comprehensive income, consolidated shareholders’ equity, and consolidated cash flows for the year then ended (not presented herein); and in our report dated August 22, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 4, 2015

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With nearly 6,000 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2015, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 570 facilities.

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

Overview
Consolidated sales for the quarter ended December 31, 2014 increased $109.8 million or 18.9% compared to the prior year quarter, with acquisitions contributing $91.7 million or 15.8% and an unfavorable foreign currency translation of $8.1 million decreasing sales by 1.4%. Operating margin remained stable at 6.8% of sales, the same as the prior year quarter. Net income of $29.7 million increased 14.7% compared to the prior year quarter. Shareholders' equity was $781.7 million at December 31, 2014, down from the June 30, 2014 level of $800.3 million. The current ratio was 3.2 to 1 at December 31, 2014 and 2.9 to 1 at June 30, 2014.

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

In the current December quarter, Industrial Production increased at an annual rate of 5.6%. The MCU for December 2014 was 78.4, up slightly from the September 2014 revised reading of 77.4. The ISM PMI registered 55.5 in December, a decrease from 56.6 in September, but still above 50 (its expansionary threshold).

The number of Company employees was 5,990 at December 31, 2014, 5,472 at June 30, 2014, and 5,122 at December 31, 2013. The number of operating facilities totaled 570 at December 31, 2014, 538 at June 30, 2014, and 521 at December 31, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2014 and 2013

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2014	2013
Net Sales	100.0%	100.0%	18.9%
Gross Profit	28.3%	28.1%	19.8%
Selling, Distribution & Administrative	21.5%	21.2%	20.5%
Operating Income	6.8%	6.8%	17.5%
Net Income	4.3%	4.5%	14.7%

During the quarter ended December 31, 2014, sales increased $109.8 million or 18.9% compared to the prior year quarter, with acquisitions accounting for $91.7 million or 15.8%, and an unfavorable foreign currency translation decreasing sales by $8.1 million or 1.4%. Excluding the unfavorable currency translation impact, sales from businesses not acquired in the current year were up $26.2 million or 4.5% during the quarter. We had 62 selling days in both quarters ended December 31, 2014 and December 31, 2013.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $103.6 million or 22.2%, acquisitions within this segment increased sales by $91.7 million or 19.7%, with an unfavorable foreign currency translation which decreased sales by $5.4 million or 1.2%. Excluding the unfavorable foreign currency translation, growth in sales related to businesses not acquired in the current year increased $17.3 million or 3.7%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $6.2 million or 5.3% during the quarter from the same period in the prior year, primarily attributed to strong sales growth at several of our Fluid Power Businesses, net of the impact of unfavorable foreign currency translation which decreased sales by $2.7 million or 2.3%.

Sales in our U.S. operations were up $70.3 million or 14.7%, with acquisitions adding $53.7 million or 11.2%. Sales from our Canadian operations increased $35.8 million or 52.8%, with acquisitions adding $33.6 million or 49.6%. Unfavorable foreign currency translation decreased Canadian sales by $5.8 million or 8.6%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $3.7 million or 10.6% above the prior year, with acquisitions adding $4.3 million or 12.4%. Unfavorable foreign currency translation decreased other country sales by $2.3 million or 6.6%.

During the quarter ended December 31, 2014, industrial products and fluid power products accounted for 74.1% and 25.9%, respectively, of sales as compared to 70.0% and 30.0%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 28.3% compared to the prior year's quarter of 28.1%. The increase in gross profit margin is the result of higher margin generated from recent acquisitions.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.5% of sales in the quarter ended December 31, 2014 compared to 21.2% in the prior year quarter, increasing slightly. On an absolute basis, SD&A increased $25.4 million or 20.5% compared to the prior year quarter, primarily the result of additional SD&A from businesses acquired in the current year which added $21.0 million of SD&A expenses, including $3.8 million associated with intangibles amortization.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating income increased $7.0 million or 17.5%, and as a percent of sales was 6.8%, remaining stable.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.1% in the current year quarter from 5.5% in the prior year quarter. This increase is primarily attributable to an increase in gross profit as a percentage of sales, as a result of our recent acquisitions which operate at higher gross profit margins, representing an increase of 1.0%, partially offset by an increase in SD&A as a percentage of sales, representing a decrease of 0.4%.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 10.0% in the current year quarter from 8.9% in the prior year quarter. This increase is primarily attributable to the leveraging impact of organic sales growth in our foreign Fluid Power Businesses, without a commensurate increase in SD&A expenses, which resulted in a decrease in SD&A as a percentage of sales, representing an increase of 1.1%.

Interest expense increased to $1.9 million in the current year quarter, entirely due to acquisition related borrowing.

Other expense was $0.4 million in the quarter which included net unfavorable foreign currency transaction losses of $0.6 million partially offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.3 million. During the prior year quarter, other income was $0.3 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million partially offset by net unfavorable foreign currency transaction losses of $0.3 million.

The effective income tax rate was 33.2% for the quarter ended December 31, 2014 compared to 35.6% for the quarter ended December 31, 2013. This decrease is due to higher earnings in Canada, primarily the result of an acquisition, which are taxed at a lower effective tax rate than income generated in the US. This accounted for 1.4% of the decline in the effective tax rate. The remaining decrease is due to one-time discrete items in Canada as well as the reinstatement of the R&D tax credit in the U.S. We expect our effective tax rate for the remaining two quarters of fiscal 2015 to be in the 34.0% to 34.5% range.

As a result of the factors discussed above, net income increased $3.8 million or 14.7% compared to the prior year quarter. Net income was $0.72 per share for the quarter ended December 31, 2014, compared to $0.61 in the prior year quarter, an increase of 18.0%. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

Six months Ended December 31, 2014 and 2013

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2014	2013
Net Sales	100.0%	100.0%	17.4%
Gross Profit	28.0%	28.1%	17.2%
Selling, Distribution & Administrative	21.4%	21.4%	17.3%
Operating Income	6.7%	6.7%	17.1%
Net Income	4.2%	4.4%	11.5%

During the six months ended December 31, 2014, sales increased $206.8 million or 17.4% compared to the same period in the prior year, with acquisitions accounting for $172.2 million or 14.5%. Unfavorable foreign currency translation decreased sales by $11.7 million or 1.0% . Excluding the unfavorable currency translation impact, sales from businesses not acquired in the current year were up $46.2 million or 3.9% during the period. We had 126 selling days in both periods ended December 31, 2014 and December 31, 2013.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $186.6 million or 19.5% during the six months ended December 31, 2014 from the same period in the prior year. Acquisitions within this segment increased sales by $172.2 million or 18.0%. An unfavorable foreign currency translation decreased sales by $7.4 million or 0.8%. Excluding the unfavorable currency translation impact, growth in sales related to businesses not acquired in the current year increased $21.8 million or 2.3%,

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $20.2 million or 8.8% during the six months ended December 31, 2014 from the same period in the prior year, primarily attributed to strong sales growth at several of our Fluid Power Businesses, net of the impact of unfavorable foreign currency translation which decreased sales by $4.3 million or 1.9%.

During the six months ended December 31, 2014, sales in our U.S. operations were up $130.8 million or 13.3%, with acquisitions adding $100.6 million or 10.3%. Sales from our Canadian operations increased $65.2 million or 47.4%, with acquisitions adding $63.4 million or 46.1%. Unfavorable foreign currency translation decreased Canadian sales by 9.3 million or 6.8% . Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $10.8 million or 15.6% above the prior year, with acquisitions adding $8.2 million or 11.9%. Unfavorable foreign currency translation decreased other country sales by $2.3 million or 3.4%.

During the six months ended December 31, 2014, industrial products and fluid power products accounted for 73.5% and 26.5%, respectively, of sales as compared to 70.3% and 29.7%, respectively, for the same period in the prior year.

Our gross profit margin for the period was 28.0% compared to the prior year's quarter of 28.1%, remaining stable.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.4% of sales for the six months ended December 31, 2014 compared to 21.4% in the prior year period, remaining stable. On an absolute basis, SD&A increased $43.9 million or 17.3% compared to the prior year period, almost entirely the result of additional SD&A from businesses acquired in the current year which added $40.1 million of SD&A expenses, including $7.4 million associated with intangibles amortization.

Operating income increased $13.6 million or 17.1%, and as a percent of sales remained stable at 6.7%.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.3% in the current year period from 5.6% in the prior year period. This increase is primarily attributable to an increase in gross profit as a percentage of sales, as a result of our recent acquisitions which operate at higher gross profit margins, representing an increase of 1.4%, partially offset by an increase in SD&A as a percentage of sales, representing a decrease of 0.7%.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 10.1% in the current year period from 8.6% in the prior year period. This increase is primarily attributable to the leveraging of organic sales growth in our foreign Fluid Power Businesses, without a commensurate increase in SD&A expenses which resulted in a decrease in SD&A as a percentage of sales, representing an increase of 2.6%, the improvement was offset by a decrease in gross profit as a percentage of sales, representing a decrease of 1.1%.

Interest expense has increased to $3.6 million in the current year, entirely due to acquisition related borrowing.

Other expense was $0.6 million in the period which included net unfavorable foreign currency transaction losses of $0.6 million and $0.2 million of expense from other items partially offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million. During the prior year period, other income was $1.4 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million as well as $1.2 million in income from the elimination of the one-month Canadian reporting lag partially offset by net unfavorable foreign currency transaction losses of $0.9 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The effective income tax rate was 33.7% for the six months ended December 31, 2014 compared to 34.7% for the prior year period ended December 31, 2013. This decrease is due to higher earnings in Canada, primarily the result of an acquisition, which are taxed at a lower effective rate than income generated in the US. This accounted for 0.8% of the decline in the effective tax rate. The remaining decrease is due to one-time discrete items in Canada as well as the reinstatement of the R&D tax credit in the U.S. We expect our effective tax rate for the remaining two quarters of fiscal 2015 to be in the 34.0% to 34.5% range.

As a result of the factors addressed above, net income increased $6.1 million or 11.5% compared to the prior year period. Net income per share was $1.41 per share for the six months ended December 31, 2014, compared to $1.24 in the prior year period, an increase of 13.7%. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2014, we had $349.4 million in outstanding borrowings. At December 31, 2013, we had $15.0 million in outstanding borrowings. The additional borrowings were used to fund acquisitions since December 31, 2013. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of December 31, 2014 by tax jurisdiction.

Country	Amount
United States	$11,376
Canada	15,750
Other countries	6,058
Total	$33,184

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At December 31, 2014, all foreign earnings are considered permanently reinvested.

The Company's working capital at December 31, 2014 was $606.1 million, compared to $545.2 million at June 30, 2014. The current ratio was 3.2 to 1 at December 31, 2014 and 2.9 to 1 at June 30, 2014.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2014	2013
Operating Activities	$1,173	$32,663
Investing Activities	(173,265)	(20,802)
Financing Activities	136,792	(17,187)
Exchange Rate Effect	(2,705)	(1,254)
Decrease in Cash and Cash Equivalents	$(38,005)	$(6,580)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net cash provided by operating activities was $1.2 million for the six months ended December 31, 2014 as compared to $32.7 million provided by operating activities in the prior period. The decrease in cash provided is due primarily to increased working capital, which included several large inventory purchases. Overall, cash from operating activities is expected to improve throughout the remainder of fiscal 2015.

Net cash used in investing activities during the six months ended December 31, 2014 increased to $173.3 million during the current period versus $20.8 million in the prior period. The increase in cash used for investing activities is due to several acquisitions in the current period, which used $165.6 million, while only $17.0 million was used for acquisitions in the prior year period.

Net cash provided by financing activities increased to $136.8 million for the six months ended December 31, 2014 versus $17.2 million used in financing activities in the prior period. Several factors contributed to the increase in cash provided by financing activities, the most significant of which are $180.0 million in borrowings, used to fund acquisitions, partially offset by cash used for the purchase of treasury shares in the amount of $21.8 million and dividends paid in the amount of $20.6 million. In the prior period, there were limited borrowings, and less cash was utilized for the purchase of treasury shares and dividends.

ERP Project
In fiscal 2011, Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We have deployed our solution in our Western Canadian operating locations and our U.S. operating locations selected for transformation. During fiscal 2015, the Company will evaluate and determine a deployment schedule for our remaining Eastern Canadian operating locations, as well as refine our current business and system processes. The Company is continuing to work on the transformation of its financial and accounting systems including fixed assets, general ledger, and consolidation systems and expects to complete these enhancements in fiscal 2015.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 249,900 shares of treasury stock on the open market in the three months ended December 31, 2014 for $11.5 million. During the six months ended December 31, 2014 we acquired 463,900 shares of treasury stock for $21.9 million. At December 31, 2014, we had authorization to repurchase an additional 1,382,500 shares. During the six months ended December 31, 2013, we acquired 286,800 shares of treasury stock on the open market for $13.8 million.

Borrowing Arrangements
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150.0 million. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At December 31, 2014 and June 30, 2014, the Company had $79.0 million and $69.0 million outstanding under this credit facility, respectively. Unused lines under this facility, net of outstanding letters of credit of $8.7 million and $8.7 million to secure certain insurance obligations, totaled $62.3 million and $72.3 million at December 31, 2014 and June 30, 2014, respectively and are available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the revolving credit facility outstanding as of December 31, 2014 was 1.09% and June 30, 2014 was 0.85%.

The Company entered into a $100.0 million unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at December 31, 2014 was 1.19% and at June 30, 2014 was 1.06%. The term loan had $98.1 million and $99.4 million outstanding at December 31, 2014 and June 30, 2014, respectively.
In April 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2014 and June 30, 2014, $2.2 million and $2.3 million was outstanding, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

At December 31, 2014, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, which is due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21% which is due in equal principal payments in October 2019 and 2023. As of December 31, 2014, $50.0 million in additional financing was available under this facility.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	December 31,	June 30,
	2014	2014
Accounts receivable, gross	$396,093	$386,117
Allowance for doubtful accounts	10,767	10,385
Accounts receivable, net	$385,326	$375,732
Allowance for doubtful accounts, % of gross receivables	2.7%	2.7%

	Six Months Ended December 31,
	2014	2013
Provision for losses on accounts receivable	$1,102	$357
Provision as a % of net sales	0.08%	0.03%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 50.1 at December 31, 2014 versus 51.4 at June 30, 2014. Accounts receivable increased 2.6% this year, compared to a 17.4% increase in sales in the six months ended December 31, 2014; much of the increase in accounts receivable can be attributed to acquisitions which included $30.4 million of accounts receivable or an increase of approximately 8.1%. Excluding acquisitions the net decrease in accounts receivable is due to the decreased DSO coupled with lower December sales due to regular seasonality. Now that all U.S. Service Center Based Distribution Businesses are fully operational on SAP, we expect DSO and past due balances to begin returning to more traditional levels, which is evidenced by the decline in DSO in the current quarter.

Approximately 4.9% of our accounts receivable balances are more than 90 days past due at December 31, 2014, a decrease from 5.7% at June 30, 2014. On an overall basis, our provision for losses from uncollected receivables represents 0.08% of our sales in the six months ended December 31, 2014. Historically, this percentage is around 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended December 31, 2014 and June 30, 2014 was 3.7 and 3.8, respectively.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at December 31, 2014.

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
Other than as described above, there have not been any changes in internal control over financial reporting during the six months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2014 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2014 to October 31, 2014	151,200	45.76	151,200	1,481,200
November 1, 2014 to November 30, 2014	31,500	48.72	31,500	1,449,700
December 1, 2014 to December 31, 2014	73,090	45.64	67,200	1,382,500
Total	255,790	46.10	249,900	1,382,500

(1)	During the quarter the Company also purchased 5,890 shares in connection with the Deferred Compensation Plan. These purchases are not counted in the authorization in note (2).

(2)
On October 27, 2014, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. We publicly announced the authorization on October 29, 2014. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

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

4.3
Amendment dated October 30, 2014 to Private Shelf Agreement between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 4.3 to Applied's Form 10-Q dated November 4, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.4
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 10.1 to Applied's Form 8-K dated July 1, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.5
Request for Purchase dated October 22, 2014 and 3.21% Series D Notes dated October 30, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 4.5 to Applied's Form 10-Q dated November 4, 2014, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	February 4, 2015	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	February 4, 2015	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer