Form 10-Q
period 2015-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2015-05-04
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2015
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
There were 40,159,343 (no par value) shares of common stock outstanding on April 15, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net Sales	$679,994	$618,006	$2,074,021	$1,805,260
Cost of Sales	492,631	446,786	1,496,013	1,300,862
Gross Profit	187,363	171,220	578,008	504,398
Selling, Distribution and Administrative, including depreciation	143,591	131,047	441,264	384,849
Operating Income	43,772	40,173	136,744	119,549
Interest (Income) Expense, net	2,121	(11)	5,738	(102)
Other (Income) Expense, net	(887)	(388)	(263)	(1,749)
Income Before Income Taxes	42,538	40,572	131,269	121,400
Income Tax Expense	13,928	10,178	43,830	38,253
Net Income	$28,610	$30,394	$87,439	$83,147
Net Income Per Share - Basic	$0.70	$0.73	$2.12	$1.98
Net Income Per Share - Diluted	$0.70	$0.72	$2.11	$1.96
Cash dividends per common share	$0.27	$0.25	$0.77	$0.71
Weighted average common shares outstanding for basic computation	40,800	41,880	41,168	42,039
Dilutive effect of potential common shares	267	362	309	399
Weighted average common shares outstanding for diluted computation	41,067	42,242	41,477	42,438
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income per the condensed statements of consolidated income	$28,610	$30,394	$87,439	$83,147

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(26,105)	(3,876)	(62,768)	(10,736)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	71	96	214	287
Unrealized gain (loss) on investment securities available for sale	(9)	49	44	148
Total of other comprehensive loss, before tax	(26,043)	(3,731)	(62,510)	(10,301)
Income tax expense related to items of other comprehensive income	24	53	98	162
Other comprehensive income (loss), net of tax	(26,067)	(3,784)	(62,608)	(10,463)
Comprehensive income, net of tax	$2,543	$26,610	$24,831	$72,684
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2015	June 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$55,165	$71,189
Accounts receivable, less allowances of $10,448 and $10,385	394,408	375,732
Inventories	381,085	335,747
Other current assets	55,359	53,480
Total current assets	886,017	836,148
Property, less accumulated depreciation of $160,619 and $156,872	104,680	103,596
Identifiable intangibles, net	203,978	159,508
Goodwill	252,717	193,494
Deferred tax assets	490	21,166
Other assets	18,271	20,257
TOTAL ASSETS	$1,466,153	$1,334,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$143,881	$172,401
Current portion of long term debt	2,720	2,720
Compensation and related benefits	54,010	55,760
Other current liabilities	68,456	60,074
Total current liabilities	269,067	290,955
Long-term debt	386,956	167,992
Postemployment benefits	18,814	23,611
Other liabilities	55,005	51,303
TOTAL LIABILITIES	729,842	533,861
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	158,923	156,999
Retained earnings	952,355	896,776
Treasury shares—at cost (13,903 and 12,650 shares)	(320,744)	(261,852)
Accumulated other comprehensive income (loss)	(64,223)	(1,615)
TOTAL SHAREHOLDERS’ EQUITY	736,311	800,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,466,153	$1,334,169
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$87,439	$83,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	12,792	10,119
Amortization of intangibles	19,412	9,518
Unrealized foreign exchange transactions (gain) loss	(790)	136
Amortization of stock options and appreciation rights	1,381	1,703
Loss on sale of property	45	37
Other share-based compensation expense	1,123	2,946
Changes in operating assets and liabilities, net of acquisitions	(83,601)	(60,451)
Other, net	1,511	(2,829)
Net Cash provided by Operating Activities	39,312	44,326
Cash Flows from Investing Activities
Property purchases	(11,009)	(6,492)
Proceeds from property sales	451	348
Acquisition of businesses, net of cash acquired	(166,479)	(17,000)
Net Cash used in Investing Activities	(177,037)	(23,144)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	51,000	30,000
Long-term debt borrowings	170,238	—
Long-term debt repayments	(2,274)	—
Purchases of treasury shares	(59,235)	(23,992)
Dividends paid	(31,807)	(29,961)
Excess tax benefits from share-based compensation	538	2,525
Acquisition holdback payments	(995)	(1,824)
Exercise of stock options and appreciation rights	232	95
Net Cash provided by (used in) Financing Activities	127,697	(23,157)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,996)	(2,103)
Decrease in Cash and Cash Equivalents	(16,024)	(4,078)
Cash and Cash Equivalents at Beginning of Period	71,189	73,164
Cash and Cash Equivalents at End of Period	$55,165	$69,086
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2015, and the results of its operations for the three and nine month periods ended March 31, 2015 and 2014 and its cash flows for the nine month periods ended March 31, 2015 and 2014, have been included. The condensed consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Operating results for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2015.

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
Fiscal 2015
On July 1, 2014, the Company acquired 100% of the outstanding stock of Knox Oil Field Supply Inc. (“Knox”), headquartered in San Angelo, Texas, for total consideration of $132,500, including cash paid of $118,000 at closing. The primary reason for the acquisition of Knox is to complement and expand the Company’s capabilities to serve the upstream oil and gas industry in the United States. As a distributor of oilfield supplies and related services, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by drawing $120,000 from the previously uncommitted shelf facility with Prudential Investment Management at a fixed interest rate of 3.19% with an average seven year life. The remaining $14,000 purchase price will be paid as acquisition holdback payments on the first three anniversaries of the acquisition with interest at a fixed rate of 1.50% per annum.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of Knox based on their estimated fair values at the acquisition date, including preliminary estimates of certain assets which are subject to adjustment:

Knox Acquisition
Accounts receivable	$20,100
Inventories	18,900
Property	4,000
Identifiable intangible assets	58,500
Goodwill	63,400
Total assets acquired	164,900
Accounts payable and accrued liabilities	8,500
Deferred income taxes	23,900
Net assets acquired	$132,500

Purchase price	132,800
Reconciliation of fair value transferred:
Working Capital Adjustments	(300)
Total Consideration	$132,500
None of the goodwill acquired is expected to be deductible for income tax purposes. The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from the acquisition of Knox.
Other acquisitions during the year include the acquisition of substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products on July 1, 2014 as well as Ira Pump and Supply Inc. (Ira Pump) a Texas distributor of oilfield pumps and supplies on November 3, 2014. These companies are included in the Service Center Based Distribution Segment. The total combined consideration for these acquistions was approximately $54,900. Net tangible assets acquired were $21,300 and intangibles including goodwill were $33,600, based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded these acquisitions from borrowings under our existing debt facilities. Total acquisition holdback payments of $6,900 will be paid at various times through November 2016. The results of operations for the Mexican, Australian and Ira Pump acquisitions are not material for any period presented.
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
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations have been prepared as if the Reliance and Knox acquisitions (including the related acquisition costs) had occurred at the beginning of the first quarter of fiscal 2014:

March 31, 2014	Three Months Ended	Nine Months Ended
Pro forma financial information:
Sales	$672,883	$1,974,698
Operating income	$45,407	$135,330
Net income	$32,657	$89,978
Diluted net income per share	$0.77	$2.12
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

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the nine month period ended March 31, 2015 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2014	$192,565	$929	$193,494
Goodwill acquired during the period	77,951	—	77,951
Other, primarily currency translation	(18,728)	—	(18,728)
Balance at March 31, 2015	$251,788	$929	$252,717

At March 31, 2015, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

The Company has seven reporting units and performed its annual goodwill impairment assessment as of January 1, 2015. The Company concluded that four of the reporting units had material excesses of fair value compared to their carrying amounts. The Company concluded that two reporting units (Canada service center and Australia / New Zealand) had excess fair value of approximately $39,000 and $4,000 or fifteen and fourteen percent, respectively when compared to its respective carrying amount. The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs, relate to pricing trends, inventory costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in future actual results, assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2015	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$224,089	$60,567	$163,522
Trade names	42,526	12,413	30,113
Vendor relationships	14,565	7,032	7,533
Non-competition agreements	4,576	1,771	2,805
Total Identifiable Intangibles	$285,756	$81,783	$203,973

June 30, 2014	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$170,395	$48,285	$122,110
Trade names	36,912	10,394	26,518
Vendor relationships	15,446	6,628	8,818
Non-competition agreements	3,322	1,260	2,062
Total Identifiable Intangibles	$226,075	$66,567	$159,508

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the nine month period ended March 31, 2015, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$68,250	19.5
Trade names	7,678	14.7
Non-competition agreements	1,669	5.0
Total Intangibles Acquired	$77,597	18.7

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2015) for the next five years is as follows: $6,200 for the remainder of 2015, $24,400 for 2016, $22,900 for 2017, $21,000 for 2018, $19,100 for 2019 and $17,400 for 2020.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

4.     DEBT

Revolving Credit Facility
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150,000. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At March 31, 2015 and June 30, 2014, the Company had $120,000 and $69,000 outstanding under this credit facility, respectively. Unused lines under this facility, net of outstanding letters of credit of $6,800 and $8,700 to secure certain insurance obligations, totaled $23,000 and $72,300 at March 31, 2015 and June 30, 2014, respectively and are available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the revolving credit facility outstanding as of March 31, 2015 was 1.06% and June 30, 2014 was 0.85%.
Long-Term Borrowings
The Company entered into a $100,000 unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at March 31, 2015 was 1.19% and at June 30, 2014 was 1.06%. The term loan had $97,500 and $99,400 outstanding at March 31, 2015 and June 30, 2014, respectively.
In April 2014, the Company assumed $2,400 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2015 and June 30, 2014, $2,200 and $2,300 was outstanding, respectively.
At March 31, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, which is due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principle amount of $50,000 and carry a fixed interest rate of 3.21% which is due in equal principal payments in October 2019 and 2023. As of March 31, 2015, $50,000 in additional financing was available under this facility.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2015 and June 30, 2014 totaled $9,828 and $11,011, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in Other Assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the debt outstanding under the shelf facility agreement with Prudential Investment Management approximates carrying value at March 31, 2015. (Level 2 in the fair value hierarchy)
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximated fair value at both March 31, 2015 and June 30, 2014 (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss), are comprised of the following:

	Three Months Ended March 31, 2015
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$(35,674)	$56	$(2,538)	$(38,156)
Other comprehensive income (loss)	(26,105)	(6)		(26,111)
Amounts reclassified from accumulated other comprehensive income (loss)			44	44
Net current-period other comprehensive income (loss), net of taxes	(26,105)	(6)	44	(26,067)
Balance at March 31, 2015	$(61,779)	$50	$(2,494)	$(64,223)

	Nine Months Ended March 31, 2015
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2014	$989	$21	$(2,625)	$(1,615)
Other comprehensive income (loss)	(62,768)	29		(62,739)
Amounts reclassified from accumulated other comprehensive income (loss)			131	131
Net current-period other comprehensive income (loss), net of taxes	(62,768)	29	131	(62,608)
Balance at March 31, 2015	$(61,779)	$50	$(2,494)	$(64,223)

Other Comprehensive Income (Loss)

Details of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2015			2014
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(26,105)	$—	$(26,105)	$(3,876)	$—	$(3,876)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	71	27	44	96	37	59
Unrealized gain (loss) on investment securities available for sale	(9)	(3)	(6)	49	16	33
Other comprehensive income (loss)	$(26,043)	$24	$(26,067)	$(3,731)	$53	$(3,784)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2015			2014
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(62,768)	$—	$(62,768)	$(10,736)	$—	$(10,736)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	214	83	131	287	112	175
Unrealized gain (loss) on investment securities available for sale	44	15	29	148	50	98
Other comprehensive income (loss)	$(62,510)	$98	$(62,608)	$(10,301)	$162	$(10,463)

Antidilutive Common Stock Equivalents
In the three month periods ended March 31, 2015 and 2014, stock options and stock appreciation rights related to 450 and 306 thousand shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the nine month periods ended March 31, 2015 and 2014, stock options and stock appreciation rights related to 487 and 306 thousand shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$24	$19	$13	$12
Interest cost	224	295	24	35
Expected return on plan assets	(124)	(104)
Recognized net actuarial loss (gain)	140	153	(22)	(9)
Amortization of prior service cost	21	20	(68)	(68)
Net periodic cost	$285	$383	$(53)	$(30)

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$73	$57	$39	$36
Interest cost	672	885	71	104
Expected return on plan assets	(371)	(312)
Recognized net actuarial loss (gain)	419	459	(66)	(28)
Amortization of prior service cost	64	59	(203)	(203)
Net periodic cost	$857	$1,148	$(159)	$(91)

The Company contributed $6,129 to its pension benefit plans and $120 to its retiree health care plans in the nine months ended March 31, 2015. Expected contributions for the remainder of fiscal 2015 are $200 for the pension benefit plans to fund scheduled retirement payments and $40 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $6,124 and $5,369, in the three months ended March 31, 2015 and 2014, respectively, and $17,760 and $16,564 in the nine months ended March 31, 2015 and 2014, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2015
Net sales	$557,088	$122,906	$679,994
Operating income for reportable segments	33,788	11,751	45,539
Depreciation and amortization of property	4,129	332	4,461
Capital expenditures	2,801	402	3,203

March 31, 2014
Net sales	$492,678	$125,328	$618,006
Operating income for reportable segments	28,754	13,442	42,196
Depreciation and amortization of property	2,964	363	3,327
Capital expenditures	2,021	345	2,366

Nine Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2015
Net sales	$1,701,722	$372,299	$2,074,021
Operating income for reportable segments	105,903	36,908	142,811
Assets used in business	1,256,266	209,887	1,466,153
Depreciation and amortization of property	11,741	1,051	12,792
Capital expenditures	9,875	1,134	11,009

March 31, 2014
Net sales	$1,450,705	$354,555	$1,805,260
Operating income for reportable segments	82,695	33,263	115,958
Assets used in business	879,349	217,302	1,096,651
Depreciation and amortization of property	8,951	1,168	10,119
Capital expenditures	5,755	737	6,492

Enterprise resource planning system (ERP) related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Operating income for reportable segments	$45,539	$42,196	$142,811	$115,958
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,811	1,102	14,696	4,484
Intangible amortization—Fluid Power Businesses	1,542	2,086	4,716	5,034
Corporate and other (income) expense, net	(4,586)	(1,165)	(13,345)	(13,109)
Total operating income	43,772	40,173	136,744	119,549
Interest (income) expense, net	2,121	(11)	5,738	(102)
Other (income) expense, net	(887)	(388)	(263)	(1,749)
Income before income taxes	$42,538	$40,572	$131,269	$121,400

The change in corporate and other (income) expense, net is due to changes in the amounts and levels of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Geographic Areas:
United States	$562,563	$519,713	$1,673,927	$1,500,252
Canada	79,957	64,922	282,661	202,439
Other countries	37,474	33,371	117,433	102,569
Total	$679,994	$618,006	$2,074,021	$1,805,260

Other countries consist of Mexico, Australia and New Zealand.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

9.    OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(245)	$(110)	$(418)	$(1,355)
Elimination of one-month Canadian and Mexican reporting lags, effective July 1, 2013 and January 1, 2014, respectively		(175)		(1,342)
Foreign currency transactions (gain) loss	(474)	46	153	953
Other, net	(168)	(149)	2	(5)
Total other (income) expense, net	$(887)	$(388)	$(263)	$(1,749)

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and nine-month periods ended March 31, 2015 and 2014, and of consolidated cash flows for the nine-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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
May 4, 2015

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With nearly 6,000 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2015, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 571 facilities.

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

Overview
Consolidated sales for the quarter ended March 31, 2015 increased $62.0 million or 10.0% compared to the prior year quarter, with acquisitions contributing $65.4 million or 10.6% and an unfavorable foreign currency translation of $11.9 million decreasing sales by 1.9%. The operating margin of 6.4% of sales, was down slightly from 6.5% in the prior year quarter. Net income of $28.6 million decreased 5.9% compared to the prior year quarter, principally because of increased interest expense during the current year quarter resulting from the borrowings utilized to fund acquisitions, as well as the reversal during the prior year quarter of certain deferred tax liabilities and other income tax reserves which did not occur in the current year. Shareholders' equity was $736.3 million at March 31, 2015, down from the June 30, 2014 level of $800.3 million. The current ratio was 3.3 to 1 at March 31, 2015 and 2.9 to 1 at June 30, 2014.

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

In the current March quarter, Industrial Production decreased at an annual rate of 1.0%. The MCU for March 2015 was 77.1, down from the December 2014 revised reading of 78.0. The ISM PMI registered 51.5 in March, a decrease from 55.5 in December, but still above 50 (its expansionary threshold).

The number of Company employees was 5,907 at March 31, 2015, 5,472 at June 30, 2014, and 5,132 at March 31, 2014. The number of operating facilities totaled 571 at March 31, 2015, 538 at June 30, 2014, and 524 at March 31, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2015 and 2014

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase/(Decrease)
	As a Percent of Net Sales
	2015	2014
Net Sales	100.0%	100.0%	10.0%
Gross Profit	27.6%	27.7%	9.4%
Selling, Distribution & Administrative	21.1%	21.2%	9.6%
Operating Income	6.4%	6.5%	9.0%
Net Income	4.2%	4.9%	(5.9)%

During the quarter ended March 31, 2015, sales increased $62.0 million or 10.0% compared to the prior year quarter, with acquisitions accounting for $65.4 million or 10.6%, and an unfavorable foreign currency translation decreasing sales by $11.9 million or 1.9%. Excluding the unfavorable currency translation impact, sales from businesses not acquired in the current year were up $8.5 million or 1.3% during the quarter. We had 63 selling days in both quarters ended March 31, 2015 and March 31, 2014.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $64.4 million or 13.1%. Acquisitions within this segment increased sales by $65.4 million or 13.3%, and an unfavorable foreign currency translation decreased sales by $10.3 million or 2.1%. Excluding the unfavorable foreign currency translation, growth in sales related to businesses not acquired in the current year increased $9.3 million or 1.9%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $2.4 million or 1.9% during the quarter from the same period in the prior year, primarily attributed to a weakness in sales in our western Canada fluid power operations and unfavorable foreign currency translation which decreased sales by $1.5 million or 1.2%.

Sales in our U.S. operations were up $42.9 million or 8.2%, with acquisitions adding $41.1 million or 7.9%. Sales from our Canadian operations increased $15.0 million or 23.2%, with acquisitions adding $19.3 million or 29.7%. Unfavorable foreign currency translation decreased Canadian sales by $7.4 million or 11.4%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $4.1 million or 12.3% above the prior year, with acquisitions adding $5.0 million or 14.8%. Unfavorable foreign currency translation decreased other country sales by $4.5 million or 13.3%.

During the quarter ended March 31, 2015, industrial products and fluid power products accounted for 73.3% and 26.7%, respectively, of sales as compared to 70.4% and 29.6%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter of 27.6% was similar to the prior year quarter of 27.7%.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.1% of sales in the quarter ended March 31, 2015 compared to 21.2% in the prior year quarter, decreasing slightly. On an absolute basis, SD&A increased $12.5 million or 9.6% compared to the prior year quarter, primarily the result of additional SD&A from businesses acquired in the current year which added $17.7 million of SD&A expenses, including $3.5 million associated with intangibles amortization. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended March 31, 2015 by $2.8 million or 2.1% compared to the prior year quarter. Excluding the favorable currency translation impact, SD&A incurred by businesses not acquired in the current year declined $2.4 million or 1.8% during the quarter ended March 31, 2015 compared to the prior year quarter as a result of continuous efforts to minimize such expenses.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating income increased $3.6 million or 9.0%, and as a percent of sales was 6.4%, down slightly from 6.5% in the prior year quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.1% in the current year quarter from 5.8% in the prior year quarter. This increase is primarily attributable to an increase in gross profit as a percentage of sales, as a result of our recent acquisitions which operate at higher gross profit margins.

Operating income as a percentage of sales for the Fluid Power Business segment decreased to 9.6% in the current year quarter from 10.7% in the prior year quarter. This decrease is primarily attributable to a decline in sales (principally resulting from the unfavorable impact of foreign currency translation) and gross profit levels within our Canadian fluid power operations, without a commensurate decline in the business segment's SD&A expenses.

Interest expense increased to $2.1 million in the current year quarter, entirely due to acquisition related borrowing.

Other income was $0.9 million in the quarter, which included net favorable foreign currency transaction gains of $0.5 million along with unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million. During the prior year quarter, other income was $0.4 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1, $0.2 million in income from the elimination of the one-month Mexican reporting lag, and $0.1 million of income from other items.

The effective income tax rate was 32.7% for the quarter ended March 31, 2015 compared to 25.1% for the quarter ended March 31, 2014. The low tax rate in the prior year is due to the reversal of $2.8 million of deferred tax liabilities related to undistributed earnings in Canada during the quarter ended March 31, 2014, which decreased the effective tax rate by approximately 6.9%, and the reversal during that same period of $1.1 million of tax reserves due to the expiration of certain statutes of limitations for U.S. tax audits, which decreased the effective tax rate by 2.7%. Exclusive of these two items, our effective tax rate for the quarter ended March 31, 2014 would have been 34.7%. The difference in the effective tax rates between the current and prior year periods was further impacted by a decrease in non-deductible expenses during the current year quarter of $0.4 million, or .9%, as well as other miscellaneous favorable tax items. We expect our effective tax rate for the fourth quarter of fiscal 2015 to be in the 33.8% to 34.3% range.

As a result of the factors discussed above, net income decreased $1.8 million or 5.9% compared to the prior year quarter. Net income was $0.70 per share for the quarter ended March 31, 2015, compared to $0.72 in the prior year quarter, a decrease of 2.8%. The decline in net income per share is net of the favorable impact resulting from lower weighted average common shares outstanding as a result of our share repurchase program.

Nine months Ended March 31, 2015 and 2014

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2015	2014
Net Sales	100.0%	100.0%	14.9%
Gross Profit	27.9%	27.9%	14.6%
Selling, Distribution & Administrative	21.3%	21.3%	14.7%
Operating Income	6.6%	6.6%	14.4%
Net Income	4.2%	4.6%	5.2%

During the nine months ended March 31, 2015, sales increased $268.8 million or 14.9% compared to the same period in the prior year, with acquisitions accounting for $237.6 million or 13.2%. Unfavorable foreign currency translation decreased sales

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

by $24.2 million or 1.3% . Excluding the unfavorable currency translation impact, sales from businesses not acquired in the current year were up $55.4 million or 3.0% during the period. We had 189 selling days in both periods ended March 31, 2015 and March 31, 2014.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $251.0 million or 17.3% during the nine months ended March 31, 2015 from the same period in the prior year. Acquisitions within this segment increased sales by $237.6 million or 16.4%. An unfavorable foreign currency translation decreased sales by $20.9 million or 1.4%. Excluding the unfavorable currency translation impact, growth in sales related to businesses not acquired in the current year increased $34.3 million or 2.3%,

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $17.7 million or 5.0% during the nine months ended March 31, 2015 from the same period in the prior year, primarily attributed to strong sales growth at several of our Fluid Power Businesses, net of the impact of unfavorable foreign currency translation which decreased sales by $3.3 million or 0.9%.

During the nine months ended March 31, 2015, sales in our U.S. operations were up $173.7 million or 11.6%, with acquisitions adding $141.7 million or 9.4%. Sales from our Canadian operations increased $80.2 million or 39.6%, with acquisitions adding $82.7 million or 40.9%. Unfavorable foreign currency translation decreased Canadian sales by $17.4 million or 8.6% . Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $14.9 million or 14.5% above the prior year, with acquisitions adding $13.2 million or 12.9%. Unfavorable foreign currency translation decreased other country sales by $6.7 million or 6.6%.

During the nine months ended March 31, 2015, industrial products and fluid power products accounted for 73.4% and 26.6%, respectively, of sales as compared to 70.3% and 29.7%, respectively, for the same period in the prior year.

Our gross profit margin for both nine month periods was 27.9%, remaining stable.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.3% of sales for the nine months ended March 31, 2015 as well as the comparable period in the prior year, remaining stable. On an absolute basis, SD&A increased $56.4 million or 14.7% compared to the prior year period, almost entirely the result of additional SD&A from businesses acquired in the current year which added $57.8 million of SD&A expenses, including $11.0 million associated with intangibles amortization.

Operating income increased $17.2 million or 14.4%, and as a percent of sales remained stable at 6.6%.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.2% in the current year period from 5.7% in the prior year period. This increase is primarily attributable to an increase in gross profit as a percentage of sales, as a result of our recent acquisitions which operate at higher gross profit margins, representing an increase of 0.1%, along with a decrease in SD&A as a percentage of sales, of 0.4%.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 9.9% in the current year period from 9.4% in the prior year period. This increase is primarily attributable to the leveraging of organic sales growth in our foreign Fluid Power Businesses, without a commensurate increase in SD&A expenses.

Interest expense has increased to $5.7 million in the current year, entirely due to acquisition related borrowing.

Other income was $0.3 million in the period which included $0.4 million of unrealized gains on investments held by non-qualified deferred compensation trusts, partially offset by $0.1 million of unfavorable foreign currency transaction losses. During the prior year period, other income was $1.7 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.4 million and $1.3 million of income from the elimination of the one-month reporting lags associated with both Canada and Mexico, net of unfavorable foreign currency transaction losses of $1.0 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The effective income tax rate was 33.4% for the nine months ended March 31, 2015 compared to 31.5% for the prior year period ended March 31, 2014. The increase in the effective tax rate is due to the reversal of $2.8 million of deferred tax liabilities related to undistributed earnings in Canada during the period ended March 31, 2014, which decreased the effective tax rate by approximately 2.3%, and the reversal during that same period of $1.1 million of tax reserves due to the expiration of certain statutes of limitations for U.S. tax audits, which decreased the effective tax rate by 0.9%. Exclusive of these two items our effective tax rate for the nine month period ended March 31, 2014 would have been 34.7%. The difference in the effective tax rates between the current and prior year periods was further impacted by an increase in tax benefits in Canada and other foreign countries (reducing the effective tax rate 0.5%), as well as a decrease in non-deductible expenses and other miscellaneous favorable items. We expect our full year tax rate for fiscal year 2015 to be in the 33.5% to 34.0% range.

As a result of the factors addressed above, net income increased $4.3 million or 5.2% compared to the prior year period. Net income per share was $2.11 per share for the nine months ended March 31, 2015, compared to $1.96 in the prior year period, an increase of 7.7%. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2015, we had $389.7 million in outstanding borrowings. At March 31, 2014, we had $30.0 million in outstanding borrowings. The additional borrowings were primarily used to fund acquisitions since March 31, 2014. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of March 31, 2015 by tax jurisdiction.

Country	Amount
United States	$19,921
Canada	27,867
Other countries	7,377
Total	$55,165

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At March 31, 2015, all foreign earnings are considered permanently reinvested.

The Company's working capital at March 31, 2015 was $617.0 million, compared to $545.2 million at June 30, 2014. The current ratio was 3.3 to 1 at March 31, 2015 and 2.9 to 1 at June 30, 2014.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2015	2014
Operating Activities	$39,312	$44,326
Investing Activities	(177,037)	(23,144)
Financing Activities	127,697	(23,157)
Exchange Rate Effect	(5,996)	(2,103)
Decrease in Cash and Cash Equivalents	$(16,024)	$(4,078)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net cash provided by operating activities was $39.3 million for the nine months ended March 31, 2015 as compared to $44.3 million provided by operating activities in the prior period. The decrease in cash provided by operating activities during the nine months ended March 31, 2015 resulted from the use of cash balances to reduce accounts payable and certain accrued liability amounts. Overall, cash from operating activities is expected to improve throughout the remainder of fiscal 2015.

Net cash used in investing activities during the nine months ended March 31, 2015 increased to $177.0 million during the current period versus $23.1 million in the prior period. The increase in cash used for investing activities is due to several acquisitions in the current period, which used $166.5 million, while only $17.0 million was used for acquisitions in the prior year period.

Net cash provided by financing activities increased to $127.7 million for the nine months ended March 31, 2015 versus $23.2 million used in financing activities in the prior period. Several factors contributed to the increase in cash provided by financing activities, the most significant of which are $221.2 million in borrowings, primarily used to fund acquisitions, partially offset by cash used for the purchase of treasury shares in the amount of $59.2 million and dividends paid in the amount of $31.8 million. In the prior year period, several financing activities occurred, the most significant of which was $30.0 million of cash provided by borrowings under the revolving credit facility partially offset by $24.0 million of cash used for the purchase of treasury shares.

ERP Project
In fiscal 2011, Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We have deployed our solution in our Western Canadian operating locations and our U.S. operating locations selected for transformation. In fiscal 2014, the Company initiated the transformation of its financial and accounting systems, including the receivables, payables, treasury, inventory, fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation process/system, have been transitioned to SAP during fiscal 2015. The Company will continue to evaluate and determine a deployment schedule for the remaining Eastern Canadian operating locations. The Company expects to convert to a new consolidation process and system at the beginning of fiscal 2016.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 870,200 shares of treasury stock on the open market in the three months ended March 31, 2015 for $37.3 million. During the nine months ended March 31, 2015 we acquired 1,334,100 shares of treasury stock for $59.2 million. At March 31, 2015, we had authorization to repurchase an additional 512,300 shares. During the nine months ended March 31, 2014, we acquired 495,000 shares of treasury stock on the open market for $24.0 million.

Borrowing Arrangements
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150.0 million. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At March 31, 2015 and June 30, 2014, the Company had $120.0 million and $69.0 million outstanding under this credit facility, respectively. Unused lines under this facility, net of outstanding letters of credit of $6.8 million and $8.7 million to secure certain insurance obligations, totaled $23.0 million and $72.3 million at March 31, 2015 and June 30, 2014, respectively, and are available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the revolving credit facility outstanding as of March 31, 2015 was 1.06% and June 30, 2014 was 0.85%.

The Company entered into a $100.0 million unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at March 31, 2015 was 1.19% and at June 30, 2014 was 1.06%. The term loan had $97.5 million and $99.4 million outstanding at March 31, 2015 and June 30, 2014, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In April 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2015 and June 30, 2014, $2.2 million and $2.3 million was outstanding, respectively.

At March 31, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%; the principal is due in equal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%; the principal is due in equal payments in October 2019 and 2023. As of March 31, 2015, $50.0 million in additional financing was available under this facility.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	March 31,	June 30,
	2015	2014
Accounts receivable, gross	$404,856	$386,117
Allowance for doubtful accounts	10,448	10,385
Accounts receivable, net	$394,408	$375,732
Allowance for doubtful accounts, % of gross receivables	2.6%	2.7%

	Nine Months Ended March 31,
	2015	2014
Provision for losses on accounts receivable	$1,391	$1,337
Provision as a % of net sales	0.07%	0.07%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 52.2 at March 31, 2015 versus 51.4 at June 30, 2014. Accounts receivable increased 5.0% this year, compared to a 14.9% increase in sales in the nine months ended March 31, 2015; the increase in accounts receivable can be attributed to acquisitions which included $30.4 million of accounts receivable or an increase of approximately 8.1%. Excluding acquisitions, the net decrease in accounts receivable is primarily due to unfavorable changes in foreign exchange rates. Now that all U.S. Service Center Based Distribution Businesses are fully operational on SAP, we expect DSO and past due balances to decline.

Approximately 4.1% of our accounts receivable balances are more than 90 days past due at March 31, 2015, a decrease from 4.9% at December 31, 2014 and 5.7% at June 30, 2014. On an overall basis, our provision for losses from uncollected receivables represents 0.07% of our sales in the nine months ended March 31, 2015. Historically, this percentage is around 0.13%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the lower of cost or market, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended March 31, 2015 and June 30, 2014 was 3.7 and 3.8, respectively.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2015.

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
Changes in Internal Control Over Financial Reporting
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company has completed its SAP implementation in its Western Canadian operating locations and U.S. operating locations selected for transformation. In fiscal 2014, the Company initiated the transformation of its financial and accounting systems, including the receivables, payables, treasury, inventory, fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation process/system, have been transitioned to SAP during Fiscal 2015. The Company will continue to evaluate and determine a deployment schedule for the remaining Eastern Canadian operating locations. The Company expects to convert to a new consolidation process and system at the beginning of fiscal 2016. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP and other business systems are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation. This ongoing SAP implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the nine months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2015 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2015 to January 31, 2015	95,296	41.84	92,500	1,290,000
February 1, 2015 to February 28, 2015	402,200	42.52	402,200	887,800
March 1, 2015 to March 31, 2015	375,500	43.54	375,500	512,300
Total	872,996	42.89	870,200	512,300

(1)	During the quarter the Company also purchased 2,796 shares in connection with the Deferred Compensation Plan. These purchases are not counted in the authorization in note (2).

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through October 30, 2014, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments.

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

10.1	Separation Agreement between Applied Industrial Technologies, Inc. and Carl E Will.

15	Independent Registered Public Accounting Firm’s Awareness Letter.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	May 4, 2015	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	May 4, 2015	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer