Form 10-K
period 2015-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2015-08-26
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015, or

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2014): $1,848,864,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2015
Common Stock, without par value	39,677,969

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2015, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
We are a leading industrial distributor in North America, Australia, and New Zealand, serving MRO (maintenance, repair, and operations) and OEM (original equipment manufacturing) customers in virtually every industry. In addition, the company provides engineering, design, and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber, and fluid power shop services. We also offer maintenance training and inventory management solutions that provide added value to our customers.
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
(a) General Development of Business.
Information regarding developments in our business can be found in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference.
(b) Financial Information about Segments.
We have identified two reportable segments, service center-based distribution and fluid power businesses.
The service center-based distribution segment provides customers with a wide range of industrial products primarily through a network of service centers. The fluid power businesses segment consists of specialized regional companies that distribute fluid power components and operate shops to assemble fluid power systems and perform equipment repair. The fluid power businesses primarily sell products and services directly to customers rather than through the service centers.
Segment financial information can be found in note 12 to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.

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

The service center-based distribution business accounts for a substantial majority of our field operations and 81.9% of our 2015 sales dollars.
The service center-based distribution segment includes operations specialized in serving customers in the upstream oil and gas industry; the Applied Maintenance Supplies & Solutions service offering; regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements; and rubber service field crews, which install and repair conveyor belts and rubber linings at customer locations.

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

Products. We are a leading distributor of products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. Fluid power products include hydraulic, pneumatic, lubrication, and filtration components and systems.
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
Net sales by product category for the most recent three fiscal years is detailed in note 12 to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.”
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
In addition to our electronic capabilities, we serve customers with our paper catalog, a comprehensive purchasing tool and resource guide for industrial and maintenance products (also available in a mobile-friendly digital version).
We supplement the service center product offering with our MaintenancePro® fee-based technical training seminars. These courses provide customer personnel with information on maintenance, troubleshooting, component application, and failure analysis in the areas of hydraulics and pneumatics, lubrication, bearings, and power transmission.
The Applied Maintenance Supplies & Solutions service offering provides inventory management services, at customer sites, for industrial and maintenance supplies, including fasteners, cutting tools, paints and chemicals, fluid flow, safety, and janitorial products.
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
Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our employees' knowledge and experience do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, e-commerce capabilities, catalogs, and having a local presence. In the fluid power businesses, product manufacturer authorizations are often more selective and can be a more significant competitive factor, along with market reputation and product application knowledge.

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
The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
Although we are one of the leading distributors in North America, Australia, and New Zealand for the primary categories of products we provide in those areas, our market share for those products in a given geographic market may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.
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
Raw Materials and General Business Conditions. Our operations are dependent on general industrial and economic conditions. We would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by events or conditions that have an adverse effect on industrial activity generally in the markets we serve or on key customer industries.
Number of Employees. At June 30, 2015, we had 5,839 employees.
Working Capital. Our working capital position is discussed in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference.
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
(d) Financial Information about Geographic Areas.
Information regarding our foreign operations, including information about revenues and long-lived assets, is included in note 12 to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data,” as well as in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk.” That information is incorporated here by reference.
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
Our business depends heavily on the operating levels of our customers and the economic factors that affect them. The markets for the products and services we sell are subject to conditions or events that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same economic factors that affect demand for and production of customers' goods and materials.

When customers or prospective customers reduce production levels because of lower demand, increased supply, higher costs, tight credit conditions, unfavorable currency exchange rates, foreign competition, other competitive disadvantage, offshoring of production or other reasons, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships, and credit losses may increase. Inventory management becomes more difficult in times of economic uncertainty. Volatile economic and credit conditions also make it more difficult for us, as well as our customers and suppliers, to forecast and plan future business activities.
Consolidation in our customers' and suppliers' industries could adversely affect our business and financial results. In recent years, we have witnessed consolidation among our product suppliers and customers. As customers industries consolidate, a greater proportion of our sales could be derived from higher volume contracts, which could adversely impact margins. Consolidation among customers can trigger changes in their purchasing strategies, potentially moving large blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases. There can be no assurance we will be able to adequately take advantage of the consolidation trend.
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
An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. Our competitors include local, regional, national, and multinational distributors of industrial machinery parts, equipment, and supplies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Some existing competitors have, and potential market entrants may have, greater financial or other resources than we do, broader product or service offerings, greater market presence, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies and sales methods, we may need to lower our prices for products or services, or increase our spending, thereby adversely affecting financial results. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to our product portfolio or our e-commerce and inventory management solutions.
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
Changes in customer or product mix and downward pressure on sales prices could cause our gross profit percentage to fluctuate or decline. Because we serve thousands of customers in many end markets, and offer millions of products, with varying profitability levels, changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. Downward pressure on sales prices could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices as a result of deflation, pressure from customers to reduce costs, or increased competition.
Our ability to transact business is highly reliant on information systems. A disruption or security breach could materially affect our business, financial condition, or results of operation. We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, ship products to customers on a timely basis, maintain cost-effective operations, provide superior service to customers, and accumulate financial results. A serious, prolonged disruption of our information systems, due to manmade or natural causes, or breach in security, could materially impair fundamental business processes and increase expenses, decrease sales, or otherwise reduce earnings.
Because of our reliance on information systems, we may be vulnerable to the growing threat of damage or intrusion from computer viruses or other cyber-attacks on our systems. Despite precautions taken to prevent or mitigate the risks of such incidents, an attack on our systems could not only cause business disruption, but could also result in the theft or disclosure of proprietary or confidential information, or a breach of customers, supplier, or employee information. Such an incident could negatively impact our sales, damage our reputation, and cause us to incur unanticipated legal liability and costs.
We recently replaced multiple legacy applications in our service center-based distribution business with an SAP software platform, to enhance our business information and transaction systems to support future growth. Our ability to achieve anticipated operational benefits from the new platform is not assured.
Volatility in product and energy costs can affect our profitability. Changes in costs of raw materials and energy can lead product manufacturers to adjust the prices of products we distribute. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. Our ability to pass along increases in our product and distribution costs to our customers depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. While increases in the cost of energy or products could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Changes in energy or raw materials costs can also adversely affect customers; for example, recent declines in oil and gas prices have negatively impacted customers operating in those industries and, consequently, our sales to those customers.
Acquisitions are a key component of our anticipated growth. We may not be able to identify or to complete future acquisitions, to integrate them effectively into our operations, or to realize their anticipated benefits. Many industries we serve are mature. As a result, acquisitions of businesses have been important to our growth in recent years. While we wish to continue to acquire businesses, we may not be able to identify and to negotiate suitable acquisitions, to obtain financing for them on satisfactory terms, or otherwise to complete acquisitions. In addition, existing or future competitors may increasingly seek to compete with us for acquisitions, which could increase prices and reduce the number of suitable opportunities.
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
Further, even if we successfully integrate the acquisitions with our operations, we may not be able to realize cost savings, sales, profit levels, or other benefits that we anticipate from these acquisitions, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to achieve planned operating results, to reduce duplicative expenses and inventory effectively, and to consolidate facilities; economic and market factors; the incurrence of significant integration costs or charges in order to achieve those benefits; our ability to retain key product supplier authorizations, customer relationships, and employees; and our ability to address competitive, distribution, and regulatory challenges arising from entering into new markets, especially those in which we may have limited or no direct experience. In addition, acquisitions could place significant demand on administrative, operational, and financial resources.
Goodwill and other intangible assets recorded as a result of our acquisitions could become impaired. We review long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.
As of June 30, 2015, we had $254.4 million of goodwill. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecast at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
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
Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock. We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could become materially misleading, which could adversely affect the trading price of our common stock.
If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the company among customers, suppliers, lenders, investors, securities analysts, and others could also be adversely affected.
We can give no assurances that any material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, although we have been successful historically in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.
There is no assurance that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends. The timing, declaration, amount, and payment of dividends to our shareholders fall within the discretion of our Board of Directors and depend on many factors, including our financial condition and results of operations, as well as applicable law and business considerations that our Board of Directors considers relevant. There can be no assurance that we will continue to pay a quarterly dividend.
Additionally, if we cannot generate sufficient cash flow from operations to meet our debt payment obligations, then our ability to pay dividends, if so determined by the Board of Directors, will be impaired and we may be required to attempt to restructure or refinance our debt, raise additional capital, or take other actions such as selling assets, reducing, or delaying capital expenditures, or reducing our dividend. There can be no assurance, however, that any such actions could be effected on satisfactory terms, if at all, or would be permitted by the terms of our debt or our other credit and contractual arrangements.
Our growth outside the United States increases our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 18.7% of our sales in 2015. If we continue to grow outside the U.S., the risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, and currency exchange fluctuations will increase.

Our foreign operations' results are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. Fluctuations in currency exchange rates affect our operating results and financial position and affect the comparability of results between financial periods.
Our business depends on our ability to attract, develop, motivate, and retain qualified employees. Our success depends on hiring, developing, motivating, and retaining key employees, including executive, managerial, sales, professional, and other personnel. We may have difficulty identifying and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. With respect to sales and customer service positions in particular, we greatly benefit from having employees who are familiar with the products we sell and their applications, as well as with our customer and supplier relationships. The loss of key employees or our failure to attract and retain other qualified workers could disrupt or adversely affect our business. In addition, our operating results could be adversely affected by increased competition for employees, shortages of qualified workers, higher employee turnover (including through retirement as the workforce ages), or increased employee compensation or benefit costs.
An interruption of operations at our headquarters or distribution centers could adversely impact our business. Our business depends on maintaining operating activity at our headquarters and distribution centers. A serious, prolonged interruption due to power or telecommunications outage, terrorist attack, earthquake, extreme weather events, other natural disasters, fire, flood, or other interruption could have a material adverse effect on our business and financial results.
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
Our business is subject to risks, some for which we maintain third-party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations, or cash flows. We maintain insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with our business. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations, and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
In addition to the risks identified above, other risks to our future performance include, but are not limited to, the following:

•	changes in customer preferences for products and services of the nature, brands, quality, or cost sold by us;

•	changes in customer procurement policies and practices;

•	changes in the market prices for products and services relative to the costs of providing them;

•	changes in operating expenses;

•	organizational changes within the company;

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2015, we owned real properties at 122 locations and leased 409 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2015.

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Clairmont, Alberta	Service center
Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2015 were:

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
The properties in Newark, Lenexa, Chanhassen, Billings and Kent are used in our fluid power businesses segment.
The Fontana and Longview properties are used in both the service center-based distribution segment and the fluid power businesses segment. The remaining properties are used in the service center-based distribution segment.
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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were elected to their current positions on October 28, 2014:

Name	Positions and Experience	Age
Neil A. Schrimsher	President (since August 2013) and Chief Executive Officer (since October 2011). From February 2010 to August 2011, Mr. Schrimsher was Executive Vice President of Cooper Industries plc (formerly NYSE: CBE), a global electrical products manufacturer, where he led Cooper's Electrical Products Group and headed numerous domestic and international growth initiatives. He was also President of Cooper Lighting, Inc. throughout the period from 2006 to December 2010.	51
Thomas E. Armold	Vice President-Sales since February 2015. Prior to that, he had served as Vice President-Marketing and Strategic Accounts since 2008.	60
Todd A. Barlett	Vice President-Acquisitions and Global Business Development since 2004.	60
Fred D. Bauer	Vice President-General Counsel & Secretary since 2002.	49
Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer since 2004.	58
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
		46

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the quarterly stock dividends for the fiscal years ended June 30, 2015, 2014, and 2013 and the number of shareholders of record as of August 14, 2015 are set forth in Item 8, “Financial Statements and Supplementary Data,” in the “Quarterly Operating Results” table. That information is incorporated here by reference.
Set forth below is market information on Applied's common stock.

			Price Range
	Shares Traded	Average Daily Volume	High	Low
2015
First Quarter	9,932,400	155,200	$52.62	$45.54
Second Quarter	11,023,400	172,200	50.00	42.92
Third Quarter	17,181,400	281,700	46.05	39.76
Fourth Quarter	16,892,300	268,100	45.22	39.54
2014
First Quarter	9,157,400	143,100	$53.57	$47.21
Second Quarter	12,634,700	197,400	53.45	45.62
Third Quarter	10,107,300	165,700	52.27	45.74
Fourth Quarter	12,799,900	203,200	51.44	45.62
2013
First Quarter	12,149,000	196,000	$44.86	$34.67
Second Quarter	12,434,700	201,600	42.54	36.52
Third Quarter	11,238,700	187,300	45.67	42.02
Fourth Quarter	11,295,800	176,500	49.44	40.39
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2015.

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2015 to April 30, 2015	156,714	42.70	153,300	1,500,000
May 1, 2015 to May 31, 2015	127,700	42.51	127,700	1,372,300
June 1, 2015 to June 30, 2015	125,000	42.44	125,000	1,247,300
Total	409,414	42.56	406,000	1,247,300

(1)	During the quarter ended June 30, 2015, Applied purchased 3,414 shares in connection with an employee deferred compensation program. This purchase is not counted in the authorization in note (2).

(2)
On April 28, 2015, the Board of Directors authorized the purchase of up to 1.5 million shares of Applied's common stock.
We publicly announced the authorization on April 30, 2015. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 6. SELECTED FINANCIAL DATA.
Set forth below is selected financial data for each of the last five fiscal years.
(In thousands, except per share amounts and statistical data)
(UNAUDITED)

	2015	2014	2013	2012	2011
Consolidated Operations — Year Ended June 30
Net sales	$2,751,561	$2,459,878	$2,462,171	$2,375,445	$2,212,849
Depreciation and amortization of property	16,578	13,977	12,501	11,236	11,234
Amortization:
Intangible assets	25,797	14,023	13,233	11,465	11,382
SARs and stock options	1,610	1,808	2,317	2,058	2,473
Operating income	184,619	164,358	176,399	168,395	150,763
Net income	115,484	112,821	118,149	108,779	96,759
Per share data:
Net income:
Basic	2.82	2.69	2.81	2.58	2.28
Diluted	2.80	2.67	2.78	2.54	2.24
Cash dividend	1.04	0.96	0.88	0.80	0.70

Year-End Position — June 30
Working capital	$549,233	$545,193	$491,380	$435,593	$404,226
Long-term debt (including portion classified as current)	320,995	170,712	—	—	—
Total assets	1,434,968	1,334,169	1,058,706	962,183	914,931
Shareholders’ equity	741,328	800,308	759,615	672,131	633,563

Year-End Statistics — June 30
Current ratio	2.8	2.9	3.0	2.9	2.9
Operating facilities	565	538	522	476	474
Shareholders of record (a)	6,016	6,330	6,319	6,225	6,208
Return on assets (b)	7.9%	10.2%	11.6%	11.8%	11.1%
Return on equity (c)	15.0%	14.5%	16.5%	16.7%	16.3%

Capital expenditures (d)	$14,933	$20,190	$12,214	$26,021	$20,431

Cash Returned to Shareholders During the Year
Dividends Paid	$42,663	$40,410	$37,194	$33,800	$29,751
Purchases of Treasury Shares	76,515	36,732	53	31,032	6,085
Total	$119,178	$77,142	$37,247	$64,832	$35,836

(a)	Includes participant-shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan and shareholders in the Company's direct stock purchase program.

(b)	Return on assets is calculated as net income divided by monthly average assets.

(c)	Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

(d)
Capital expenditures for fiscal 2014 included the purchase of our headquarters facility which used $10.0 million of cash.
Capital expenditures for 2013, 2012 and 2011 include $5.6 million, $16.7 million and $12.5 million related to Applied's Enterprise Resource Planning (ERP) system (SAP) project, respectively. See Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further description of the ERP (SAP) project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With more than 5,800 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2015, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand from 565 facilities.
The following is Management's Discussion and Analysis of significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows in Item 8 under the caption "Financial Statements and Supplementary Data". When reviewing the discussion and analysis set forth below, please note that the majority of SKUs (Stock Keeping Units) we sell in any given year were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Our fiscal 2015 consolidated sales were $2.75 billion, an increase of $291.7 million or 11.9% compared to the prior year, with acquisitions contributing $280.2 million or 11.4% and an unfavorable foreign currency translation of $43.3 million decreasing sales by 1.8%. Gross margin was 28.0% compared to 27.9% in the prior year. Our operating margin remained stable at 6.7% each year. Our earnings per share was $2.80 versus $2.67 in fiscal year 2014, an increase of 4.9%.
During fiscal 2015, the Company acquired Knox Oil Field Supply Inc., Rodamientos y Derivados del Norte S.A. de C.V., Great Southern Bearings / Northam Bearings and Ira Pump and Supply Inc. See the Business Combinations note to the consolidated financial statements in Item 8 under the caption "Financial Statements and Supplementary Data" for further information.
Our consolidated balance sheet remains strong. Shareholders’ equity was $741.3 million, down from $800.3 million at June 30, 2014. Working capital increased $4.0 million from June 30, 2014 to $549.2 million at June 30, 2015. Our current ratio remains strong at 2.8 to 1, compared to 2.9 to 1 at June 30, 2014.
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
Industrial production increased 0.3% in June but fell at an annual rate of 1.4% for the second calendar quarter of 2015. In June, capacity utilization for manufacturing moved down 0.1% to 77.2% compared to May. The ISM PMI registered 53.5 in June 2015, a decrease from 55.3 in June 2014, but still above 50 (its expansionary threshold).
YEAR ENDED JUNE 30, 2015 vs. 2014
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2015	2014	% Increase
Net Sales	100.0%	100.0%	11.9%
Gross Profit Margin	28.0%	27.9%	12.1%
Selling, Distribution & Administrative	21.3%	21.2%	12.0%
Operating Income	6.7%	6.7%	12.3%
Net Income	4.2%	4.6%	2.4%

Sales in fiscal 2015 were $2.75 billion, which was $291.7 million or 11.9% above the prior year, with acquisitions accounting for $280.2 million or 11.4%. Unfavorable foreign currency translation decreased sales by $43.3 million or 1.8%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were up $54.8 million or 2.3% during the year. We had 252.5 selling days in both fiscal 2015 and fiscal 2014.
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $281.4 million, or 14.3%. Acquisitions within this segment increased sales by $280.2 million or 14.2%. Unfavorable foreign currency translation decreased sales by $36.5 million or 1.8%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales increased $37.7 million or 1.9%.
Sales of our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $10.3 million or 2.1%, primarily attributed to strong sales growth at several of our U.S. based Fluid Power businesses which added $17.1 million or 3.5%, while unfavorable foreign currency translation decreased sales by $6.8 million or 1.4%.
Sales in our U.S. operations were up $207.1 million or 10.2%, with acquisitions adding $175.8 million or 8.7%. Sales from our Canadian operations increased $67.5 million or 23.2%, with acquisitions adding $86.4 million or 29.7%. Unfavorable foreign currency translation decreased Canadian sales by $30.4 million or 10.4%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were up $11.5 million or 3.9% during the year. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $17.1 million or 12.4% above the prior year, with acquisitions adding sales of $18.0 million or 13.1%. Unfavorable foreign currency translation decreased other country sales by $12.9 million or 9.4%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were up $12.0 million or 8.7% during the year.
The sales product mix for fiscal 2015 was 73.2% industrial products and 26.8% fluid power products compared to 70.7% industrial and 29.3% fluid power in the prior year. These changes in product mix relate entirely to the product mix of our recent acquisitions being primarily industrial products.
Our gross profit margin was 28.0% in fiscal 2015 versus 27.9% in fiscal 2014. The increased margins are attributable to the impact of relatively higher gross margins from acquired operations.
Selling, distribution and administrative expenses (SD&A) consist of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A increased $62.6 million or 12.0% during fiscal 2015 compared to the prior year, and as a percent of sales increased to 21.3% from 21.2% in fiscal 2014. The acquired businesses added an incremental $69.4 million of SD&A expenses, which includes an additional $13.4 million associated with acquired identifiable intangibles amortization. Excluding the $11.0 million decline in SD&A from foreign currency translation, the remaining SD&A amounts were similar to the prior year. The increase in SD&A as a percentage of sales, was driven by additional intangible asset amortization from businesses acquired.
Operating income increased $20.3 million, or 12.3%, to $184.6 million during fiscal 2015 from $164.4 million during 2014, and as a percent of sales, remained stable at 6.7%. The increase in operating income dollars is primarily attributable to our acquired businesses.
Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.2% in fiscal 2015 from 6.0% in fiscal 2014. This increase is primarily attributable to an increase in gross profit as a percentage of sales, as a result of our recent acquisitions which operate at higher gross profit margins, representing an increase of 0.1%, along with a decrease in SD&A as a percentage of sales of 0.1%.
Operating income as a percentage of sales for the Fluid Power Businesses segment increased to 9.8% in fiscal 2015 from 9.2% in fiscal 2014. This increase is primarily attributable to the leveraging of organic sales growth in our U.S. based Fluid Power Businesses, without a commensurate increase in SD&A expenses.
Segment operating income is impacted by changes in the amounts and levels of expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Interest expense, net, increased to $7.9 million in fiscal 2015 entirely due to acquisition related borrowing.
Other expense (income), net, represents certain non-operating items of income and expense. This was $0.9 million of expense in fiscal 2015 compared to $2.2 million of income in fiscal 2014. Current year expense primarily consists of foreign currency transaction losses of $1.3 million offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million. Fiscal 2014 consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.7 million as well as $1.3 million of income associated with the elimination of the one-month Canadian and Mexican reporting lags (see note 1 in Item 8 under the caption "Financial Statements and Supplementary Data"), offset by foreign currency transaction losses of $0.8 million.
Income tax expense as a percent of income before taxes was 34.3% for fiscal 2015 and 32.1% for fiscal 2014. This increase in the effective rate is due to recording of valuation allowances against certain deferred tax assets for foreign jurisdictions in fiscal 2015 as well as the non-recurrence of a one-time favorable tax benefit in fiscal 2014 in accounting for undistributed earnings of non-U.S. subsidiaries. All undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested at June 30, 2015 and 2014.
We expect our income tax rate for fiscal 2016 to be in the range of 34.0% to 34.5%.
As a result of the factors addressed above, net income for fiscal 2015 increased $2.7 million or 2.4% from the prior year. Net income per share increased at a slightly higher rate of 4.9% due to lower weighted-average shares outstanding in fiscal 2015.
At June 30, 2015, we had a total of 565 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand, versus 538 at June 30, 2014.
The number of Company employees was 5,839 at June 30, 2015 and 5,472 at June 30, 2014.
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
Sales in fiscal 2014 were $2.46 billion, which was $2.3 million or 0.1% below the 2013 fiscal year. We experienced overall declines in sales from our businesses not acquired in fiscal year 2014 of approximately $34.3 million or 1.4%. There was one additional selling day in fiscal 2014 as compared to fiscal 2013. Currency translation decreased fiscal year sales by approximately $26.2 million or 1.1%. Incremental sales from companies acquired since the 2013 fiscal year contributed $58.2 million or 2.4%.
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $30.1 million, or 1.5%. This decline was due to decreases in sales from businesses not acquired in fiscal year 2014 of $62.5 million or 3.1% coupled with an unfavorable impact of foreign currency translation of $23.1 million or 1.2%. Offseting these decreases was acquisitions, which added $55.5 million or 2.8%.
Sales of our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $27.8 million or 6.1%. We experienced sales growth at several of our Fluid Power businesses which added $29.9 million or 6.6% along with acquisitions within this segment which added $2.8 million or 0.6%, while unfavorable foreign currency translation losses decreased sales by $4.9 million or 1.1%.
Sales in our U.S. operations were up $14.0 million or 0.7% with acquisitions adding $32.8 million or 1.6% offsetting declines in sales from our businesses not acquired in fiscal year 2014 of $18.8 million or 0.9%. Sales from our Canadian operations decreased $7.2 million or 2.4%. Acquisitions added $19.3 million or 6.5%, offset by unfavorable foreign currency translation losses which reduced sales by $17.5 million or 5.9% coupled with declines in sales from our businesses not acquired in fiscal year 2014 of $9.0 million or 3.0%, mostly as a result of weakness within the Canadian mining sector. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $9.1 million or 6.2% below the 2013 fiscal year. This decrease is primarily the result of unfavorable foreign currency translation losses of $8.7 million or 5.9%, coupled with declines in sales of $6.5 million or 4.4%, mostly within the mining sector, from our businesses not acquired in fiscal year 2014, while acquisitions added $6.1 million or 4.2% in fiscal 2014.

The sales product mix for fiscal 2014 was 70.7% industrial products and 29.3% fluid power products compared to 72.1% industrial and 27.9% fluid power in fiscal year 2013. The change in our product mix in fiscal year 2014 was due to sales growth within our Fluid Power Businesses segment coupled with sales declines in our Service Center Based Distribution segment.
Our gross profit margin was 27.9% in fiscal 2014 versus 27.7% in fiscal 2013. The increased margins were attributable to the impact of relatively higher gross margins from acquired operations.
Selling, distribution and administrative expenses (SD&A) consist of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A increased $16.0 million or 3.2% during fiscal 2014 compared to fiscal 2013, and as a percent of sales increased to 21.2% from 20.6% in fiscal 2013. The acquired businesses added $19.3 million of SD&A expenses, which included an additional $2.5 million associated with acquired identifiable intangibles amortization. The increase in SD&A as a percentage of sales, was driven by relatively higher SD&A levels from businesses acquired in fiscal year 2014.
Operating income decreased $12.0 million, or 6.8%, to $164.4 million during fiscal 2014 from $176.4 million during 2013. As a percent of sales, operating income decreased to 6.7% in fiscal 2014 from 7.2% in 2013. The decrease in operating income was primarily attributable to relatively flat gross profit levels coupled with added levels of SD&A from businesses acquired in the 2014 fiscal year. The decrease in operating margin percentage was driven by the negative leverage resulting from decreasing sales from businesses not acquired in fiscal year 2014 without a similar level of SD&A reductions, which resulted in an increase in SD&A as a percentage of sales to 21.2% from 20.6% in fiscal year 2013, slightly offset by an increase in gross profit as a percentage of sales to 27.9% from 27.7%.
Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 6.0% in fiscal 2014 from 6.9% in fiscal 2013. This decrease was attributable to the negative leverage resulting from decreasing sales in businesses not acquired in fiscal year 2014 without a similar level of SD&A reductions, which resulted in an increase in SD&A as a percentage of sales. In addition, SD&A for acquisitions in fiscal year 2014 operated at a relatively higher SD&A level. The SD&A impacts represented an approximate 1.0% reduction in operating income as a percentage of sales and were slightly offset by an increase in gross profit margins also due to acquisitions in fiscal year 2014 (representing an increase of approximately 0.1%) representing the total net change in operating income as a percentage of sales.
Operating income as a percentage of sales for the Fluid Power Businesses segment increased to 9.2% in fiscal 2014 from 9.0% in fiscal 2013. This increase was due to the positive leverage provided by an increase in sales without a commensurate increase in SD&A levels at several of our Fluid Power Businesses (representing a 0.5% increase in operating income as a percentage of sales), offset by a slight decrease in gross profit margins (representing a 0.3 decrease in operating income as a percentage of sales).
Segment operating income was impacted by changes in the amounts and levels of expenses allocated to the segments. The expense allocations included corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Interest expense, net, remained relatively stable as compared to fiscal year 2013.
Other expense (income), net, represented certain non-operating items of income and expense. This was $2.2 million of income in fiscal 2014 compared to $1.4 million of income in fiscal 2013. Fiscal year 2014 income primarily consisted of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.7 million as well as $1.3 million of income associated with the elimination of the one-month Canadian and Mexican reporting lags (see note 1 in Item 8 under the caption "Financial Statements and Supplementary Data"), offset by foreign currency transaction losses of $0.8 million. Fiscal 2013 consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.3 million.
Income tax expense as a percent of income before taxes was 32.1% for fiscal 2014 and 33.5% for fiscal 2013. The impact of lower effective tax rates in foreign jurisdictions favorably reduced our rate when compared to the U.S. federal statutory rate by 2.6%. Further reducing our rate compared to the U.S. federal statutory rate by 1.6% was the reversal of a deferred tax liability recorded in the years prior to fiscal 2014 on a portion of the undistributed earnings in Canada. All undistributed earnings of our foreign subsidiaries were considered to be permanently reinvested at June 30, 2014. The effective tax rate for fiscal 2014 was further reduced by 1.1% due to a favorable permanent dividend deduction along with other items. These reductions compared to the U.S. federal statutory rate were offset by the impact of state and local taxes which increased the rate by 2.4%.

As a result of the factors addressed above, net income for fiscal 2014 decreased $5.3 million or 4.5% from fiscal year 2013. Net income per share decreased at a slightly lower rate of 4.0% due to lower weighted-average shares outstanding in fiscal 2014.
At June 30, 2014, we had a total of 538 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand, versus 522 at June 30, 2013.
The number of Company employees was 5,472 at June 30, 2014 and 5,109 at June 30, 2013.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2015 we had total debt obligations outstanding of $321.0 million compared to $170.7 million at June 30, 2014. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company holds, from time to time, relatively significant cash and cash equivalent balances outside of the United States of America. The following table shows the Company's total cash as of June 30, 2015 by geographic location; all amounts are in thousands.

Country	Amount
United Sates	$17,256
Canada	40,325
Other Countries	11,889
Total	$69,470
To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At June 30, 2015, all foreign earnings are considered permanently reinvested.
The Company’s working capital at June 30, 2015 was $549.2 million compared to $545.2 million at June 30, 2014. The current ratio was 2.8 to 1 at June 30, 2015 and 2.9 to 1 at June 30, 2014.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows; all amounts are in thousands.

	Year Ended June 30,
	2015	2014	2013
Net Cash Provided by (Used in):
Operating Activities	$154,538	$110,110	$111,397
Investing Activities	(173,621)	(203,637)	(78,825)
Financing Activities	24,689	92,142	(38,025)
Exchange Rate Effect	(7,325)	(590)	175
Decrease in Cash and Cash Equivalents	$(1,719)	$(1,975)	$(5,278)
The increase in cash provided by operating activities resulted from the operations of newly acquired businesses along with improved cash collections on accounts receivable within our U.S. based businesses.
Net cash used in investing activities in fiscal 2015 included $14.9 million for capital expenditures and $160.6 million used for acquisitions. Net cash used in investing activities in fiscal 2014 included $20.2 million for capital expenditures, $10.0 million of which was used for the purchase of our headquarters facility, and $184.3 million for acquisitions. Capital expenditures for fiscal 2014 included an insignificant amount related to the ERP project as the portion of that project pertaining to capital spending primarily ended in fiscal 2013. Fiscal 2013 investing cash activities included the use of $12.2 million for capital expenditures ($5.6 million related to the ERP project), and $67.6 million for acquisitions.
Net cash provided by financing activities in fiscal 2015 included $170.0 million from borrowings under long term debt facilities used for the financing of acquisitions, offset by $17.0 million of repayments under our revolving credit facility and $2.7 million of long term debt repayments. Further uses of cash were $42.7 million for dividend payments, $76.5 million used to repurchase 1,740,100 shares of treasury stock and $7.7 million of acquisition holdback payments. Net cash provided by financing activities in fiscal 2014 included $100.0 million from borrowings under long term debt facilities as well as $69.0 million in borrowings under our revolving credit facility, both of which were utilized for the financing of acquisitions. These sources of cash were offset by $40.4 million for dividend payments and $36.7 million used to repurchase 759,900 shares of treasury stock. Net cash used in financing activities in fiscal 2013 included $37.2 million for dividend payments and $3.8 million related to acquisition holdback payments, partially offset by $2.6 million of excess tax benefits from share-based compensation.
The increase in dividends over the last three fiscal years is the result of regular increases in our dividend payout rates. We paid dividends of $1.04, $0.96 and $0.88 per share in fiscal 2015, 2014 and 2013, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2016 to be in the $13.0 million to $15.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments. Depreciation for fiscal 2016 is expected to be in the range of $16.0 million to $17.0 million.
ERP Project
In fiscal 2011 Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We have deployed our solution in our Western Canadian operating locations and our traditional U.S. Service Center Based Businesses, excluding recent acquisitions. In fiscal 2014, the Company initiated the conversion to SAP of its related financial and accounting systems, including the receivables, payables, treasury, inventory, fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation process/system, have been transitioned to SAP during fiscal 2015. The Company expects to convert to a new consolidation process and system at the beginning of fiscal 2016. The Company will continue to evaluate and determine an appropriate deployment schedule for operations in Eastern Canada as well as other operations not on SAP.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2015, we had authorization to purchase an additional 1,247,300 shares.
In fiscal 2015, 2014 and 2013, we repurchased 1,740,100, 759,900 and 1,300 shares of the Company’s common stock, respectively, at an average price per share of $43.97, $48.34 and $40.96, respectively.
Borrowing Arrangements
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150.0 million. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company's discretion. This agreement also enables the Company to refinance this debt on a long term basis. As of June 30, 2015 and 2014, the Company had $52.0 million and $69.0 million in borrowings outstanding under this credit facility, respectively. Unused lines under this facility at June 30, 2015, net of outstanding letters of credit of $3.8 million, totaled $94.2 million and are available to fund future acquisitions or other capital and operating requirements. The weighted-average interest rate on the revolving credit facility borrowings as of June 30, 2015 was 1.15%.
Additionally at June 30, 2015, the Company had letters of credit outstanding with a separate bank, in the amount of $1.8 million, in order to secure certain insurance obligations.
In April 2014 the Company entered into a $100.0 million unsecured five-year term loan with a group of banks with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at June 30, 2015 was 1.19%. The term loan had $96.9 million outstanding at June 30, 2015.
Also in April 2014, the Company assumed $2.4 million of debt as a part of the acquisition of our headquarters facility. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency and matures in May 2024. We had $2.1 million outstanding under this note at June 30, 2015.

At June 30, 2015 the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%; the principal is due in equal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%; the principal is due in equal payments in October 2019 and 2023. As of June 30, 2015, $50.0 in additional financing was available under this facility.
The revolving credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2015, the most restrictive of these covenants required that the Company have net indebtedness less than three times consolidated income before interest, taxes, depreciation and amortization. At June 30, 2015, the Company's indebtedness was less than two times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at June 30, 2015 and expects to remain in compliance during the terms of the agreements.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2015	2014
Accounts receivable, gross	$386,926	$386,117
Allowance for doubtful accounts	10,621	10,385
Accounts receivable, net	$376,305	$375,732
Allowance for doubtful accounts, % of gross receivables	2.7%	2.7%

Year Ended June 30,	2015	2014
Provision for losses on accounts receivable	$2,597	$3,970
Provision as a % of net sales	0.09%	0.16%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 50.0 at June 30, 2015 versus 51.4 at June 30, 2014. Accounts receivable increased 0.2% this year, compared to an increase of 11.9% in sales in the twelve months ended June 30, 2015. Acquisitions added $29.3 million, or 7.8%, of accounts receivable, changes in foreign currency rates decreased receivables by $15.6 million and improved collections led to a decrease in receivables of $13.1 million. We primarily attribute the decrease in DSO to the improved timing of collections within our traditional U.S. Service Center Based Distribution Businesses. DSO and past due balances have declined now that all traditional U.S. Service Center Based Distribution Businesses have been fully operational on the new ERP system for all of fiscal 2015.
Approximately 4.2% of our accounts receivable balances are more than 90 days past due at June 30, 2015 compared to 5.7% at June 30, 2014. This improvement relates to our U.S. Service Center Based Businesses. On an overall basis, our provision for losses from uncollected receivables represents 0.09% of our sales in the year ended June 30, 2015. Historically, this percentage is around 0.10% to 0.15%. Our experience with losses on accounts which have uncollected receivables was better than our historical averages in fiscal 2015. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will continue to decline in fiscal 2016.
Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the period ended June 30, 2015 was 3.7 versus 3.8 at June 30, 2014. This decrease is due to the impact of recent acquisitions which historically have had lower inventory turnover rates, coupled with strategic inventory investments that we believe will assist with future sales growth. We believe our inventory turnover ratio in fiscal 2016 will be slightly better than our fiscal 2015 levels.

CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2015 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$82,400	$24,900	$34,300	$16,700	$6,500
Planned funding of post-retirement obligations	27,200	5,400	3,800	6,700	11,300
Unrecognized income tax benefit liabilities, including interest and penalties	3,100					3,100
Long term debt obligations	321,000	3,300	63,100	108,600	146,000
Interest on long term debt obligations (1)	37,100	6,600	13,000	11,000	6,500
Acquisition holdback payments	29,600	19,200	10,400
Total Contractual Cash Obligations	$500,400	$59,400	$124,600	$143,000	$170,300	$3,100
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations. Rates in effect as of June 30, 2015 are used for variable rate debt.
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
SUBSEQUENT EVENTS
On August 3, 2015, the Company acquired all of the net assets of Atlantic Fasteners, located in Agawam, MA, for a purchase price of approximately $12.5 million. The Company funded this acquisition from borrowings under the revolving credit facility at a variable interest rate. As a a distributor of fasteners and industrial supplies, this business will be included in the Service Center Based Distribution Segment from August 3, 2015.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. The Business and Accounting Policies note to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Estimates are also used in establishing opening balances in relation to purchase accounting. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 22.1% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $151.8 million as reflected in our consolidated balance sheet at June 30, 2015. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
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
A significant portion of the products we hold in inventory have long shelf lives, are not highly susceptible to obsolescence and are eligible for return under various supplier return programs.
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
As of June 30, 2015 and 2014, our allowance for doubtful accounts was 2.7% of gross receivables, for each period. Our provision for losses on accounts receivable was $2.6 million, $4.0 million and $2.3 million in fiscal 2015, 2014 and 2013, respectively.
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
We evaluate goodwill for impairment at the reporting unit level annually as of January 1, and whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment, or, if management elects to initially perform a quantitative assessment of goodwill, the impairment test uses a two-step approach. Step one compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired, and the second step of goodwill impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any). Step two compares the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, meaning, the reporting unit's fair value is allocated to all the assets and liabilities of the reporting unit (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit is the price paid to acquire the reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.
Goodwill on our consolidated financial statements is related to both the Service Center Based Distribution segment and the Fluid Power Businesses segment. The Company has seven reporting units, which are U.S. Service Centers, MSS, Canada Service Centers, Mexico Service Centers, Australia and New Zealand, Puerto Rico, and Fluid Power. For the goodwill impairment test as of January 1, 2015, the Company performed a quantitative analysis and estimated the fair value of each of the reporting units using a combination of the income approach (also known as the discounted cash flow ("DCF") method, which utilizes the present value of cash flows to estimate fair value) and the market approach, which measures fair value through the analysis of publicly traded companies ("guideline company analysis"), giving equal weight to both methods. The Company concluded that five of the reporting units had material excesses of fair value compared to their carrying amounts. The Company concluded that two reporting units (Canada service center and Australia / New Zealand) had excess fair value of approximately $39.0 million and $4.0 million, or fifteen and fourteen percent, respectively when compared to the carrying amounts of approximately $258.0 million and $28.0 million, respectively. The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs, relate to pricing trends, inventory costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in future actual results, assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.
Self-Insurance Liabilities
We maintain business insurance programs with significant self-insured retention covering workers’ compensation, business, automobile, general product liability and other claims. We accrue estimated losses using actuarial calculations, models and assumptions based on historical loss experience. We also maintain a partially self-insured health benefits plan, which provides medical benefits to U.S. based employees electing coverage. We maintain a reserve for all unpaid medical claims including those incurred but not reported based on historical experience and other assumptions. Although management believes that the estimated liabilities for self-insurance are adequate, the estimates described above may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate self-insurance liabilities are based on numerous assumptions, some of which are subjective. We will continue to adjust our estimated liabilities for self-insurance, as deemed necessary, in the event that future loss experience differs from historical loss patterns.
Pension and Other Post-employment Benefit Plans
The measurement of liabilities related to pension plans and other post-employment benefit plans is based on management’s assumptions related to future events including interest rates, return on pension plan assets, and health care cost trend rates. We evaluate these assumptions and adjust them as necessary. Changes to these assumptions could result in a material change to the Company’s pension obligation causing a related increase or decrease in reported net operating results in the period of change in the estimate. At June 30, 2015, a 1% point change would have the following effects (in thousands):

	One-Percentage Point
Effect of change in:	Increase	Decrease
Discount rate on liability	$(1,803)	$2,172
Discount rate on net periodic benefit cost	(86)	102
A 1% change in the return on assets is not material as most of the plans are non-qualified and unfunded.
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2015, the Company had recognized $6.8 million of net deferred tax liabilities. Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.
Income taxes on undistributed earnings of non-U.S. subsidiaries are not accrued for the portion of such earnings that management considers to be permanently reinvested. At June 30, 2015, management considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Undistributed earnings of non-U.S. subsidiaries totaled $139.0 million for which no provision for U.S. income tax had been made.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse regulation and legislation, both enacted and under consideration, including with respect to health care and federal tax policy (e.g., affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, power outages,telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations.
We discuss certain of these matters and other risk factors more fully throughout our Form 10-K, as well as other of our filings with the Securities and Exchange Commission.

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
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 18.7% of our fiscal year 2015 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other expense (income), net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian, Australian, Mexican and New Zealand foreign exchange rates decreased in relation to the U.S. dollar by 13.7%, 18.9%, 17.0% and 22.3%, respectively. In the twelve months ended June 30, 2015, we experienced net foreign currency translation losses totaling $58.2 million, which were included in other comprehensive income (loss). We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening from the levels experienced during the year ended June 30, 2015 of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $1.4 million decrease in net income for the year ended June 30, 2015. A 10% weakening from the levels experienced during the year ended June 30, 2015 of the U.S. dollar relative to foreign currencies that affect the Company would have resulted in a $1.4 million increase in net income for the year ended June 30, 2015.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates.
Our debt facilities outstanding include our revolving credit facility, with a capacity of up to $150.0 million in borrowings and $52.0 million outstanding at June 30, 2015, our $100.0 million five year term loan facility, $96.9 million of which was outstanding at June 30, 2015, $170.0 million outstanding under our unsecured shelf facility agreement, as well as $2.1 million of assumed debt from the purchase of our headquarters facility. We had total average bank borrowings of $191.4 million during fiscal 2015. The impact of a hypothetical 1.0% increase in the interest rates on our average bank borrowings would have resulted in a $1.9 million increase in interest expense. Changes in market interest rates would also impact interest rates on these facilities.
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
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2015 and 2014, and the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cleveland, Ohio

August 26, 2015

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2015	2014	2013
Net Sales	$2,751,561	$2,459,878	$2,462,171
Cost of Sales	1,981,747	1,772,952	1,779,209
Gross Profit	769,814	686,926	682,962
Selling, Distribution and Administrative, including depreciation	585,195	522,568	506,563
Operating Income	184,619	164,358	176,399
Interest Expense	8,121	900	621
Interest Income	(252)	(651)	(456)
Other Expense (Income), net	879	(2,153)	(1,431)
Income Before Income Taxes	175,871	166,262	177,665
Income Tax Expense	60,387	53,441	59,516
Net Income	$115,484	$112,821	$118,149
Net Income Per Share — Basic	$2.82	$2.69	$2.81
Net Income Per Share — Diluted	$2.80	$2.67	$2.78

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2015	2014	2013
Net income per the statements of consolidated income	$115,484	$112,821	$118,149

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(58,233)	629	(1,358)
Postemployment benefits:
Actuarial (loss) gain on remeasurement	(776)	1,402	3,153
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	286	382	872
Unrealized (loss) gain on investment securities available for sale	(38)	112	10
Total other comprehensive (loss) income, before tax	(58,761)	2,525	2,677
Income tax (benefit) expense related to items of other comprehensive income (loss)	(205)	719	1,529
Other comprehensive (loss) income, net of tax	(58,556)	1,806	1,148
Comprehensive income	$56,928	$114,627	$119,297

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2015	2014
Assets
Current assets
Cash and cash equivalents	$69,470	$71,189
Accounts receivable, less allowances of $10,621 and $10,385	376,305	375,732
Inventories	362,419	335,747
Other current assets	51,111	53,480
Total current assets	859,305	836,148
Property — at cost
Land	12,950	13,212
Buildings	89,325	89,886
Equipment, including computers and software	166,515	157,370
Total property — at cost	268,790	260,468
Less accumulated depreciation	164,343	156,872
Property — net	104,447	103,596
Identifiable intangibles, net	198,828	159,508
Goodwill	254,406	193,494
Deferred tax assets	97	21,166
Other assets	17,885	20,257
Total Assets	$1,434,968	$1,334,169
Liabilities
Current liabilities
Accounts payable	$179,825	$172,401
Current portion of long term debt	3,349	2,720
Compensation and related benefits	63,780	55,760
Other current liabilities	63,118	60,074
Total current liabilities	310,072	290,955
Long-term debt	317,646	167,992
Post-employment benefits	19,627	23,611
Other liabilities	46,295	51,303
Total Liabilities	693,640	533,861
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	160,072	156,999
Retained earnings	969,548	896,776
Treasury shares — at cost (14,308 and 12,650 shares)	(338,121)	(261,852)
Accumulated other comprehensive income (loss)	(60,171)	(1,615)
Total Shareholders’ Equity	741,328	800,308
Total Liabilities and Shareholders’ Equity	$1,434,968	$1,334,169

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2015	2014	2013
Cash Flows from Operating Activities
Net income	$115,484	$112,821	$118,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	16,578	13,977	12,501
Amortization of intangibles	25,797	14,023	13,233
Amortization of stock appreciation rights and options	1,610	1,808	2,317
Deferred income taxes	(4,961)	(8,209)	10,179
Provision for losses on accounts receivable	2,597	3,970	2,267
Unrealized foreign exchange transaction losses (gains)	(727)	204	(1,410)
Other share-based compensation expense	2,851	2,703	3,444
Shares issued for deferred compensation plans	45	161	241
Gain on sale of property	(1,291)	(53)	(321)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,129	(29,089)	(15,721)
Inventories	(15,704)	(29,171)	(26,745)
Other operating assets	797	17,966	(7,857)
Accounts payable	1,040	21,369	12,206
Other operating liabilities	(2,707)	(12,370)	(11,086)
Cash provided by Operating Activities	154,538	110,110	111,397
Cash Flows from Investing Activities
Property purchases	(14,933)	(20,190)	(12,214)
Proceeds from property sales	1,932	877	979
Net cash paid for acquisition of businesses, net of cash acquired of $0, $1,369, and $0 in 2015, 2014 and 2013, respectively	(160,620)	(184,324)	(67,590)
Cash used in Investing Activities	(173,621)	(203,637)	(78,825)
Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility, classified as long term	(17,000)	69,000	—
Borrowings under long term debt facilities	170,000	100,000	—
Long term debt repayments	(2,717)	(647)	—
Purchases of treasury shares	(76,515)	(36,732)	(53)
Dividends paid	(42,663)	(40,410)	(37,194)
Excess tax benefits from share-based compensation	1,042	2,674	2,566
Acquisition holdback payments	(7,693)	(1,839)	(3,843)
Exercise of stock appreciation rights and options	235	96	499
Cash provided by (used in) Financing Activities	24,689	92,142	(38,025)
Effect of exchange rate changes on cash	(7,325)	(590)	175
Decrease in cash and cash equivalents	(1,719)	(1,975)	(5,278)
Cash and cash equivalents at beginning of year	71,189	73,164	78,442
Cash and Cash Equivalents at End of Year	$69,470	$71,189	$73,164

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$69,272	$51,548	$51,816
Interest	5,851	1,026	501
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2015, 2014 and 2013	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2012	41,967	$10,000	$150,070	$743,360	$(226,730)	$(4,569)	$672,131
Net income				118,149			118,149
Other comprehensive income (loss)						1,148	1,148
Cash dividends — $0.88 per share				(37,194)			(37,194)
Purchases of common stock for treasury	(1)				(53)		(53)
Treasury shares issued for:
Exercise of stock appreciation rights and options	129		(175)		1,086		911
Performance share awards	53		(1,675)		74		(1,601)
Deferred compensation plans	5		131		110		241
Compensation expense — stock appreciation rights and options			2,317				2,317
Other share-based compensation expense			3,444				3,444
Other	16		(219)	47	294		122
Balance at June 30, 2013	42,169	10,000	153,893	824,362	(225,219)	(3,421)	759,615
Net income				112,821			112,821
Other comprehensive income (loss)						1,806	1,806
Cash dividends — $0.96 per share				(40,410)			(40,410)
Purchases of common stock for treasury	(760)				(36,732)		(36,732)
Treasury shares issued for:
Exercise of stock appreciation rights and options	76		849		324		1,173
Performance share awards	36		(1,062)		(21)		(1,083)
Restricted stock units	31		(1,110)		(247)		(1,357)
Deferred compensation plans	3		98		63		161
Compensation expense — stock appreciation rights and options			1,808				1,808
Other share-based compensation expense			2,703				2,703
Other	8		(180)	3	(20)		(197)
Balance at June 30, 2014	41,563	10,000	156,999	896,776	(261,852)	(1,615)	800,308
Net income				115,484			115,484
Other comprehensive income (loss)						(58,556)	(58,556)
Cash dividends — $1.04 per share				(42,663)			(42,663)
Purchases of common stock for treasury	(1,740)				(76,515)		(76,515)
Treasury shares issued for:
Exercise of stock appreciation rights and options	34		552		415		967
Performance share awards	12		(425)		52		(373)
Restricted stock units	36		(1,312)		76		(1,236)
Deferred compensation plans	1		24		21		45
Compensation expense — stock appreciation rights and options			1,610				1,610
Other share-based compensation expense			2,851				2,851
Other	(1)		(227)	(49)	(318)		(594)
Balance at June 30, 2015	39,905	$10,000	$160,072	$969,548	$(338,121)	$(60,171)	$741,328

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
Consolidation
The consolidated financial statements include the accounts of Applied Industrial Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. For the year ended June 30, 2013 the financial results of the Company’s Canadian and Mexican subsidiaries were included in the consolidated financial statements for the twelve months ended May 31. During fiscal 2014, the Company eliminated the one month reporting lag for both the Canadian and Mexican subsidiaries in the first and third quarters respectively. See the "Change in Accounting Principle" section below for additional information related to the elimination of the reporting lag.
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
Inventories
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2015, approximately 22.1% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
Self-Insurance Liabilities
The Company maintains business insurance programs with significant self-insured retention covering workers’ compensation, business, automobile, general product liability and other claims. The Company accrues estimated losses including those incurred but not reported using actuarial calculations, models and assumptions based on historical loss experience. The Company also maintains a self-insured health benefits plan which provides medical benefits to U.S. based employees electing coverage under the plan. The Company estimates its reserve for all unpaid medical claims, including those incurred but not reported, based on historical experience, adjusted as necessary based upon management’s reasoned judgment.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expenses in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expenses were approximately $24,430, $16,230 and $15,560 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
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
Changes in Accounting Principle
U.S. Inventory Costing Methodology
From fiscal 2013 through the end of fiscal 2014, the Company implemented SAP as its new enterprise resource planning system (ERP) at its U.S. service centers. As implementation occurred at each service center, the method used to apply the link chain dollar value last-in first-out (LIFO) method of accounting changed for the inventories at that location. The new inventory costing methodology utilizes the weighted-average cost method to determine the current year LIFO indices as well as any new LIFO layers established, whereas previously, current costs were used. Upon completion of the implementation, on July 1, 2014 the Company changed its accounting policy to the new method. Differences between amounts recognized in the financial statements during the implementation period and the previous accounting policy prior to July 1, 2014 were immaterial.
The Company believes that this change in accounting principle is preferable under the circumstances because weighted-average cost will provide a better reflection of actual transactions and inventory purchases, resulting in improved matching of actual costs and current revenues. This change will also result in greater consistency in inventory costing across the organization, as certain other U.S. locations were previously using weighted-average cost for similar LIFO calculations in their legacy inventory systems, and the new ERP system will make inventory costing a more efficient process within the U.S. ASC 250, "Accounting Changes and Error Corrections," requires that unless it is impracticable to do so, the voluntary adoption of a new accounting principle should be done retrospectively to all prior periods. Before July 1, 2014, the Company’s former ERP system did not capture weighted-average costs within the U.S. and the data needed to recalculate previous LIFO indices does not exist. Thus, the Company has concluded it is impracticable to recognize a cumulative effect or to retrospectively apply the effect of this change in accounting principle prior to July 1, 2014, but believes that those effects would be immaterial in all periods.
Alignment of Canadian Subsidiary Reporting
Effective July 1, 2013, the Company aligned the consolidation of the Company’s Canadian subsidiary in the consolidated financial statements, which previously included the results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination was $1,200 of income for the month of June 2013 and has been included within “Other (Income) Expense, net” on the statement of consolidated income for the year ended June 30, 2014. The statement of consolidated income for the year ended June 30, 2014 reflects the same results, had the financial statements been retrospectively adjusted, with the exception of net income which would have decreased by $1,200. Net sales, operating income and net income for the year ended June 30, 2013 would have decreased by $1,050, $600 and $500 had the financial statements been retrospectively adjusted.

Alignment of Mexican Subsidiary Reporting
Effective January 1, 2014, the Company aligned the consolidation of the Company’s Mexican subsidiary in the consolidated financial statements, which previously included the results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination was $200 of income for the month of December 2013 and has been included within “Other (Income) Expense, net” on the statement of consolidated income for year ended June 30, 2014. Net sales, operating income and net income for the year ended June 30, 2014 would have decreased by $1,100, $100 and $250 had the financial statements been retrospectively adjusted. Net sales, operating income and net income for the year ended June 30, 2013 would have decreased by $900, $400 and $250 had the financial statements been retrospectively adjusted.
New Accounting Pronouncements
In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers.
The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." On July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the update is effective for financial statement periods beginning after December 15, 2017. Early adoption is permitted, but not before financial statement periods beginning after December 15, 2016. The Company has not determined the impact of this pronouncement on its financial statements and related disclosures.
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
In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. This update is effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of this guidance will result in the reclassification of the unamortized debt issuance costs on the consolidated balance sheets, which were $622 and $703 at June 30, 2015 and 2014, respectively.
NOTE 2: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Knox Acquisition
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

The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of Knox based on their estimated fair values at the acquisition date:

Knox Acquisition
2015
Accounts receivable	$19,100
Inventories	18,800
Property	3,900
Identifiable intangible assets	58,500
Goodwill	63,200
Total assets acquired	163,500
Accounts payable and accrued liabilities	7,200
Deferred income taxes	24,300
Net assets acquired	$132,000

Purchase price	$132,800
Reconciliation of fair value transferred:
Working Capital Adjustments	(800)
Total Consideration	$132,000
None of the goodwill acquired is expected to be deductible for income tax purposes. The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from the acquisition of Knox.
Reliance Acquisition
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

The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of Reliance based on their estimated fair values at the acquisition date:

Reliance Acquisition
2014
Accounts receivable	$20,600
Inventories	22,900
Other current assets	6,000
Property	12,900
Identifiable intangible assets	73,200
Goodwill	79,500
Total assets acquired	215,100
Accounts payable and accrued liabilities	15,800
Deferred income taxes	19,500
Net assets acquired	$179,800

Purchase price	$188,500
Reconciliation of fair value transferred:
Cash acquired	(1,400)
Working capital adjustments	(8,200)
Debt assumed	900
Total Consideration	$179,800
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
Knox and Reliance Pro Forma Results (Unaudited)
The following unaudited pro forma consolidated results of operations have been prepared as if the Reliance acquisition (including the related acquisition costs) had occurred at the beginning of fiscal 2013 and the Knox acquisition (including the related acquisition costs) had occurred at the beginning of fiscal 2014:

Pro forma, year ended June 30:	2014	2013
Sales	$2,687,903	$2,600,453
Operating income	$184,164	$187,419
Net income	$121,158	$128,779
Diluted net income per share	$2.86	$3.03
These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment, and amortizable intangible assets had been applied as of July 1, 2013. In addition, pro forma adjustments have been made for the interest expense that would have been incurred as a result of the indebtedness used to finance the acquisitions. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Reliance and Knox; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred as of the date indicated or that may result in the future.

Other Fiscal 2015 Acquisitions
Other acquisitions during the year include the acquisition of substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products on July 1, 2014 as well as Ira Pump and Supply Inc. (Ira Pump) a Texas distributor of oilfield pumps and supplies on November 3, 2014. These companies are included in the Service Center Based Distribution Segment. The total combined consideration for these acquisitions was approximately $54,900. Net tangible assets acquired were $21,200 and intangibles including goodwill were $33,700, based upon estimated fair values at the acquisition date. The estimated fair values related to Ira Pump are preliminary and subject to adjustment. The Company funded these acquisitions from borrowings under our existing debt facilities. Total acquisition holdback payments of $6,900 will be paid at various times through July 2017. The results of operations for the Mexican, Australian and Ira Pump acquisitions are not material for any period presented.
Other Fiscal 2014 Acquisitions
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
The following table summarizes the fair values of assets acquired and liabilities assumed for these acquisitions:

2013
Accounts receivable	$7,500
Inventories	23,700
Other current assets	200
Property	1,100
Identifiable Intangibles assets	19,800
Goodwill	24,400
Total assets acquired	76,700
Accounts payable and accrued liabilities	1,900
Other current liabilities	6,200
Net assets acquired	$68,600

Purchase price	$68,600

The purchase price included $1,015 that was deferred, some of which has been paid as acquisition holdback payments in fiscal 2015 and 2014. Additional 2013 pro-forma information has not been included as it is not material.
Holdback Liabilities for Acquisitions
Acquisition holdback payments of approximately $19,200, $6,500 and $3,900 will be made in fiscal 2016, 2017 and 2018, respectively. The related liabilities for these payments are recorded in the Consolidated Balance Sheets in other current liabilities for the amounts due in fiscal year 2016 and other liabilities for the amounts due in fiscal years 2017 through 2018.
NOTE 3: INVENTORIES
Inventories consist of the following:

June 30,	2015	2014
U.S. inventories at average cost	$397,524	$363,692
Foreign inventories at average cost	116,674	123,468
	514,198	487,160
Less: Excess of average cost over LIFO cost for U.S. inventories	151,779	151,413
Inventories on consolidated balance sheets	$362,419	$335,747
In fiscal 2013, reductions in U.S. inventories, primarily in the bearings pool, resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The overall impact of LIFO layer liquidations increased gross profit by $6,300 in fiscal 2013. There were no LIFO layer liquidations in fiscal 2015 or 2014.
NOTE 4: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution Segment and the Fluid Power Businesses segment for the years ended June 30, 2015 and 2014 are as follows:

	Service Center Based Distribution	Fluid Power Businesses	Total
Balance at July 1, 2013	$105,920	$929	$106,849
Goodwill acquired during the year	84,798	—	84,798
Other, primarily currency translation	1,847	—	1,847
Balance at June 30, 2014	192,565	929	193,494
Goodwill acquired during the year	77,728	—	77,728
Other, primarily currency translation	(16,816)	—	(16,816)
Balance at June 30, 2015	$253,477	$929	$254,406
At June 30, 2015, 2014 and 2013, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $36,605 and relate entirely to the Fluid Power Businesses segment.
The Company has seven reporting units and performed its annual goodwill impairment assessment as of January 1, 2015. The Company concluded that five of the reporting units had material excesses of fair value compared to their carrying amounts. The Company concluded that two reporting units (Canada service center and Australia / New Zealand) had excess fair value of approximately $39,000 and $4,000 or 15% and 14%, respectively when compared to the carrying amounts of approximately $258,000 and $28,000, respectively. The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect market conditions forecast at the assessment date. Assumptions in estimating future cash flows are subject to a high degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time the forecast is made. To this end, the Company evaluates the appropriateness of its assumptions as well as its overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions, all of which are Level 3 inputs, relate to pricing trends, inventory costs, discount rate, customer demand, and the long-term growth and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were also used. Changes in future actual results, assumptions and estimates after the assessment date may lead to an outcome where impairment charges would be required in future periods. Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.
The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2015	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$225,332	$65,789	$159,543
Trade names	42,689	13,187	29,502
Vendor relationships	14,465	7,258	7,207
Non-competition agreements	4,578	2,002	2,576
Total Intangibles	$287,064	$88,236	$198,828

June 30, 2014	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$170,395	$48,285	$122,110
Trade names	36,912	10,394	26,518
Vendor relationships	15,446	6,628	8,818
Non-competition agreements	3,322	1,260	2,062
Total Intangibles	$226,075	$66,567	$159,508
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During 2015, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$68,078	19.5 years
Trade names	7,627	14.7 years
Non-competition agreements	1,664	5.0 years
Total Intangibles Acquired	$77,369	18.7 years
Amortization of identifiable intangibles totaled $25,797, $14,023 and $13,233 in fiscal 2015, 2014 and 2013, respectively, and is included in selling, distribution and administrative expenses in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2015 is estimated to be $24,600 for 2016, $23,000 for 2017, $20,900 for 2018, $19,200 for 2019 and $17,500 for 2020.
A significant portion of our intangible assets relate to recent acquisitions that primarily operate in the oil and gas sectors. Considering the recent downturn in the energy market, a prolonged period of low oil and natural gas prices may result in asset impairments, including potential impairment of the carrying value of our goodwill and finite-lived intangible assets.

NOTE 5: DEBT
Revolving Credit Facility
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150,000. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At June 30, 2015 and 2014, the Company had $52,000 and $69,000, respectively, outstanding under this credit facility. Unused lines under this facility, net of outstanding letters of credit of $3,764 to secure certain insurance obligations, totaled $94,236 at June 30, 2015 and are available to fund future acquisitions or other capital and operating requirements. The weighted-average interest rate on the loans outstanding on the revolving credit facility as of June 30, 2015 was 1.15%.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $1,841, in order to secure certain insurance obligations.
Long-Term Borrowings
The Company entered into a $100,000 unsecured five-year term loan with a group of banks in April 2014 with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at June 30, 2015 was a rate of 1.19%. The term loan has an outstanding amount of $96,875 and $99,375 at June 30, 2015 and 2014, respectively.
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency with a remaining term of nine years, maturing in May 2024. At June 30, 2015 and 2014, $2,120 and $2,337 was outstanding, respectively.
At June 30, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, which is due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principle amount of $50,000 and carry a fixed interest rate of 3.21% which is due in equal principal payments in October 2019 and 2023. As of June 30, 2015, $50,000 in additional financing was available under this facility.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2016	$3,349
2017	$57,227
2018	$5,856
2019	$83,359
2020	$25,238
Thereafter	$145,966
Covenants
The revolving credit facility, the term loan agreement, and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2015, the most restrictive of these covenants required that the Company have net indebtedness less than three times consolidated income before, interest, taxes, depreciation and amortization.

NOTE 6: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2015 and June 30, 2014 totaled $9,330 and $11,011, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2015, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).
NOTE 7: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2015	2014	2013
U.S.	$152,618	$147,980	$153,546
Foreign	23,253	18,282	24,119
Income before income taxes	$175,871	$166,262	$177,665
Provision
The provision (benefit) for income taxes consists of:

Year Ended June 30,	2015	2014	2013
Current:
Federal	$52,861	$50,455	$38,859
State and local	6,884	6,576	5,736
Foreign	5,603	4,619	4,742
Total current	65,348	61,650	49,337
Deferred:
Federal	(3,799)	(5,328)	10,277
State and local	(153)	(267)	346
Foreign	(1,009)	(2,614)	(444)
Total deferred	(4,961)	(8,209)	10,179
Total	$60,387	$53,441	$59,516
The exercise of non-qualified stock appreciation rights and options during fiscal 2015, 2014 and 2013 resulted in $352, $1,462 and $1,675, respectively, of income tax benefits to the Company derived from the difference between the market price at the date of exercise and the option price. Vesting of stock awards and other stock compensation in fiscal 2015, 2014 and 2013 resulted in $690, $1,211 and $890, respectively, of incremental income tax benefits over the amounts previously reported for financial reporting purposes. These tax benefits were recorded in additional paid-in capital.

Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2015	2014	2013
Statutory income tax rate	35.0%	35.0%	35.0%
Effects of:
State and local taxes	2.5%	2.4%	2.3%
U.S. tax on foreign income, net	—%	(1.6)%	—%
Foreign income taxes	(2.5)%	(2.6)%	(2.3)%
Deductible dividend	(0.5)%	(0.5)%	(0.5)%
Valuation Allowance	0.5%	—%	—%
Other, net	(0.7)%	(0.6)%	(1.0)%
Effective income tax rate	34.3%	32.1%	33.5%
Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2015	2014
Deferred tax assets:
Compensation liabilities not currently deductible	$28,902	$30,662
Expenses and reserves not currently deductible	9,115	8,364
Goodwill and intangibles	7,363	8,294
Foreign tax credit	1,155	—
Net operating loss carryforwards (expiring in years 2017-2034)	860	386
Other	289	281
Total deferred tax assets	47,684	47,987
Less: Valuation allowance	(917)	—
Deferred tax assets, net of valuation allowance	46,767	47,987
Deferred tax liabilities:
Inventories	(5,499)	(6,490)
Goodwill and intangibles	(38,707)	(23,254)
Depreciation and differences in property bases	(9,328)	(10,219)
Total deferred tax liabilities	(53,534)	(39,963)
Net deferred tax (liabilities) assets	$(6,767)	$8,024
Net deferred tax (liabilities) assets are classified as follows:
Other current assets	$13,293	$11,371
Deferred tax assets (long-term)	97	21,166
Other liabilities	(20,157)	(24,513)
Net deferred tax (liabilities) assets	$(6,767)	$8,024
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
U.S. federal income taxes are provided on the portion of non-U.S. subsidiaries' income that is not considered to be permanently reinvested outside the U.S. and may be remitted to the U.S. At June 30, 2015, undistributed earnings of non-U.S. subsidiaries considered to be permanently reinvested and for which no U.S. tax has been provided totaled approximately $139,042. Determination of the net amount of the unrecognized tax liability with respect to the distribution of these earnings is not practicable; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
In 2014, the Company recognized a tax benefit of $2,804 related to U.S. tax on foreign income which reduced the Company's effective tax rate by approximately 1.6%. This tax benefit was due to the reversal of taxes previously accrued on a portion of the undistributed earnings of non-U.S. subsidiaries applicable to a change in the permanent reinvestment assertion. In 2015, $17,793 of cash was distributed by one of the Company's non-U.S. subsidiaries as a non-taxable return of capital. All undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested outside of the U.S. at June 30, 2015.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2015, 2014 and 2013:

Year Ended June 30,	2015	2014	2013
Unrecognized Income Tax Benefits at beginning of the year	$2,364	$2,655	$1,539
Current year tax positions	472	730	957
Prior year tax positions	—	—	790
Expirations of statutes of limitations	(160)	(1,007)	(565)
Settlements	(72)	(14)	(66)
Unrecognized Income Tax Benefits at end of year	$2,604	$2,364	$2,655
Included in the balance of unrecognized income tax benefits at June 30, 2015, 2014 and 2013 are $2,377, $2,104 and $2,342, respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
During 2015, 2014 and 2013, the Company recognized $49 and $16 and $3 of expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $497 and $449 as of June 30, 2015 and 2014, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.
The Company is subject to U.S. federal income tax examinations for the tax years 2012 through 2015 and to state and local income tax examinations for the tax years 2009 through 2015. In addition, the Company is subject to foreign income tax examinations for the tax years 2008 through 2015.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year.
NOTE 8: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2015, 596 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.

Accumulated Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) for the years ended June 30, 2015 and 2014, is comprised of the following:

	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2012	$1,718	$(58)	$(6,229)	$(4,569)
Other comprehensive income (loss)	(1,358)	6	1,967	615
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	533	533
Net current-period other comprehensive income (loss), net of taxes	(1,358)	6	2,500	1,148
Balance at June 30, 2013	$360	$(52)	$(3,729)	$(3,421)
Other comprehensive income (loss)	629	73	871	1,573
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	233	233
Net current-period other comprehensive income (loss), net of taxes	629	73	1,104	1,806
Balance at June 30, 2014	$989	$21	$(2,625)	$(1,615)
Other comprehensive income (loss)	(58,233)	(25)	(472)	(58,730)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	174	174
Net current-period other comprehensive income (loss), net of taxes	(58,233)	(25)	(298)	(58,556)
Balance at June 30, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

Year Ended June 30,	2015			2014			2013
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(58,233)	$—	$(58,233)	$629	$—	$629	$(1,358)	$—	$(1,358)
Postemployment benefits:
Actuarial gain (loss) on remeasurement	(776)	(304)	(472)	1,402	531	871	3,153	1,186	1,967
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	286	112	174	382	149	233	872	339	533
Unrealized gain (loss) on investment securities available for sale	(38)	(13)	(25)	112	39	73	10	4	6
Other comprehensive income (loss)	$(58,761)	$(205)	$(58,556)	$2,525	$719	$1,806	$2,677	$1,529	$1,148
Net Income Per Share
Basic net income per share is based on the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing net income per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include RSUs and restricted stock awards. The Company calculated basic and diluted net income per share under both the treasury stock method and the two-class method. For the years presented there were no material differences in the net income per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below.
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2015	2014	2013
Net Income	$115,484	$112,821	$118,149
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	40,892	41,942	42,060
Dilutive effect of potential common shares	295	389	482
Weighted-average common shares outstanding for dilutive computation	41,187	42,331	42,542
Net Income Per Share — Basic	$2.82	$2.69	$2.81
Net Income Per Share — Diluted	$2.80	$2.67	$2.78
Stock appreciation rights and options relating to 435, 289 and 212 shares of common stock were outstanding at June 30, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.
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

Year Ended June 30,	2015	2014	2013
SARs and options	$1,610	$1,808	$2,317
Performance shares	836	309	1,074
Restricted stock and RSUs	2,015	2,394	2,370
Total compensation costs under award programs	$4,461	$4,511	$5,761
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $1,749, $1,768 and $2,241 for fiscal years 2015, 2014 and 2013, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs paid (or with the potential to be paid) at June 30, 2015 are summarized in the table below:

June 30, (Shares in thousands)	2015	Expected Period of Recognition (Years)
SARs and options	$1,792	2.4
Performance shares	3,701	1.7
Restricted stock and RSUs	1,898	2.3
Total unrecognized compensation costs under award programs	$7,391	2.0
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.0 years. The aggregate number of shares of common stock which may be awarded under the 2011 Plan is 2,000; shares available for future grants at June 30, 2015 were 1,107.

Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs and stock option grants issued in fiscal 2015, 2014 and 2013 are:

	2015	2014	2013
Expected life, in years	4.7	4.6	5.5
Risk free interest rate	1.4%	1.3%	0.9%
Dividend yield	2.5%	2.5%	2.5%
Volatility	29.0%	31.8%	43.3%
Per share fair value of SARs and stock options granted during the year	$9.53	$11.02	$13.11
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
A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2015
(Shares in thousands)
Outstanding, beginning of year	1,039	$33.40
Granted	208	47.69
Exercised	(75)	25.23
Forfeited	(56)	48.47
Outstanding, end of year	1,116	$35.86
Exercisable at end of year	781	$31.32
The weighted-average remaining contractual terms for SARs and stock options outstanding and exercisable at June 30, 2015 were 5.6 and 4.5 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding and exercisable at June 30, 2015 were $7,559 and $7,311, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2015, 2014 and 2013 was $1,601, $5,241 and $7,135, respectively.
The total fair value of shares vested during fiscal 2015, 2014 and 2013 was $2,187, $2,080 and $2,135, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of nonvested performance shares activity at June 30, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2015
(Shares in thousands)
Nonvested, beginning of year	41	$35.97
Awarded	18	49.43
Forfeitures	(1)	50.40
Vested	(20)	27.28
Nonvested, end of year	38	$46.66

The Committee set three one-year goals for each of the 2015, 2014 and 2013 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. Based upon the outstanding grants as of June 30, 2015, the maximum number of shares which could be earned in future periods was 78.
Restricted Stock and Restricted Stock Units
Restricted stock award recipients are entitled to receive dividends on, and have voting rights with respect to their respective shares, but are restricted from selling or transferring the shares prior to vesting. Restricted stock awards vest over periods of one to four years. RSUs are grants valued in shares of Applied stock, but shares are not issued until the grants vest one to four years from the award date, assuming continued employment with Applied. Applied primarily pays dividend equivalents on RSUs on a current basis.
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2015
(Share amounts in thousands)
Nonvested, beginning of year	133	$37.60
Granted	48	46.48
Forfeitures	(7)	48.81
Vested	(84)	32.54
Nonvested, end of year	90	$46.18
NOTE 10: BENEFIT PLANS
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company had also made discretionary profit-sharing contributions to the Retirement Savings Plan for fiscal 2013. The discretionary profit-sharing contribution was ended in fiscal 2014. The Company’s expense for profit sharing and matching of employees’ 401(k) contributions was $3,156, $2,788 and $11,231 during fiscal 2015, 2014 and 2013, respectively.
Deferred Compensation Plans
The Company has deferred compensation plans that enable certain employees of the Company to defer receipt of a portion of their compensation. Non-employee directors were able to defer receipt of director fees until January 1, 2015. The Company funds these deferred compensation liabilities by making contributions to rabbi trusts. Assets held in these rabbi trusts consist of investments in money market and mutual funds and Company common stock.
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
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), an unfunded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $300 ,$234 and $233 of expense associated with this plan in fiscal 2015, 2014 and 2013, respectively.
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
The following table sets forth the changes in benefit obligations and plan assets during the year and the funded status for the post-employment plans at June 30:

	Pension Benefits		Retiree Health Care Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of the year	$34,558	$40,664	$2,790	$3,719
Service cost	97	77	53	48
Interest cost	896	1,180	95	139
Plan participants’ contributions	—	—	64	63
Benefits paid	(6,697)	(7,251)	(238)	(246)
Amendments	(8)	188		—
Actuarial (gain) loss during year	1,148	(300)	(620)	(933)
Benefit obligation at end of year	$29,994	$34,558	$2,144	$2,790
Change in plan assets:
Fair value of plan assets at beginning of year	$7,245	$6,697	$—	$—
Actual gain (loss) on plan assets	247	763	—	—
Employer contributions	6,390	7,036	174	183
Plan participants’ contributions	—	—	64	63
Benefits paid	(6,697)	(7,251)	(238)	(246)
Fair value of plan assets at end of year	$7,185	$7,245	$—	$—
Funded status at end of year	$(22,809)	$(27,313)	$(2,144)	$(2,790)
The amounts recognized in the consolidated balance sheets and in accumulated other comprehensive income (loss) for the post-employment plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2015	2014	2015	2014
Amounts recognized in the consolidated balance sheets:
Other current liabilities	$5,256	$6,390	$220	$220
Post-employment benefits	17,553	20,923	1,924	2,570
Net amount recognized	$22,809	$27,313	$2,144	$2,790
Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial (loss) gain	$(7,311)	$(6,474)	$1,492	$960
Prior service cost	(208)	(293)	1,219	1,490
Total amounts recognized in accumulated other comprehensive (loss) income	$(7,519)	$(6,767)	$2,711	$2,450

The following table provides information for pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Pension Benefits
June 30,	2015	2014
Projected benefit obligations	$29,994	$34,558
Accumulated benefit obligations	29,994	34,558
Fair value of plan assets	7,185	7,245
The net periodic costs (benefits) are as follows:

	Pension Benefits			Retiree Health Care Benefits
Year Ended June 30,	2015	2014	2013	2015	2014	2013
Service cost	$97	$77	$78	$53	$48	$80
Interest cost	896	1,180	1,260	95	139	188
Expected return on plan assets	(495)	(416)	(403)	—	—	—
Recognized net actuarial loss (gain)	559	611	735	(87)	(38)	(53)
Amortization of prior service cost	86	78	83	(272)	(271)	107
Net periodic cost (benefits)	$1,143	$1,530	$1,753	$(211)	$(122)	$322
The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $914 and $86, respectively. The estimated net actuarial gain and income from prior service cost for the retiree health care benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $211 and $271, respectively.
Assumptions
The discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Citigroup Pension Discount Yield Curve. During fiscal 2015, the Society of Actuaries released a series of updated mortality tables resulting from recent studies measuring mortality rates for various groups of individuals. As of June 30, 2015, the Company adopted these mortality tables, which reflect improved trends in longevity and have the effect of increasing the estimate of benefits to be received by plan participants.
The weighted-average actuarial assumptions used to determine benefit obligations and net periodic benefit cost for the plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2015	2014	2015	2014
Assumptions used to determine benefit obligations at year end:
Discount rate	3.0%	2.8%	4.0%	3.8%
Assumptions used to determine net periodic benefit cost:
Discount rate	2.8%	3.0%	3.8%	4.0%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
The assumed health care cost trend rates used in measuring the accumulated benefit obligation for retiree health care benefits were 6.8% and 7.0% as of June 30, 2015 and 2014, respectively, decreasing to 5.0% by 2023.
A one-percentage point change in the assumed health care cost trend rates would have had the following effects as of June 30, 2015 and for the year then ended:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components of periodic expense	$20	$(17)
Effect on post-retirement benefit obligation	209	(177)

Plan Assets
The fair value of each major class of plan assets for the Company’s Qualified Benefit Retirement Plan are valued using either quoted market prices in active markets for identical instruments; Level 1 in the fair value hierarchy, or other inputs that are observable, either directly or indirectly; Level 2 in the fair value hierarchy. Following are the fair values and target allocation as of June 30:

	Target Allocation	Fair Value
		2015	2014
Asset Class:
Equity* securities (Level 1)	40 – 70%	$4,022	$3,813
Debt securities (Level 2)	20 – 50%	2,930	3,155
Other (Level 1)	0 – 20%	233	277
Total	100%	$7,185	$7,245
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
Cash Flows
Employer Contributions
The Company expects to contribute $5,300 to its pension benefit plans and $170 to its retiree health care benefit plans in fiscal 2016. Contributions do not equal estimated future benefit payments as certain payments are made from plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as applicable, are expected to be paid in each of the next five years and in the aggregate for the subsequent five years:

During Fiscal Years	Pension Benefits	Retiree Health Care Benefits
2016	$5,600	$170
2017	1,800	180
2018	2,300	190
2019	4,000	180
2020	3,300	170
2021 through 2025	7,400	620

NOTE 11: LEASES
The Company leases many service center and distribution center facilities, vehicles and equipment under non-cancelable lease agreements accounted for as operating leases. The Company leased its corporate headquarters facility until purchasing it in April 2014. The minimum annual rental commitments under non-cancelable operating leases as of June 30, 2015 are as follows:

During Fiscal Years
2016	$24,900
2017	19,700
2018	14,600
2019	10,900
2020	5,800
Thereafter	6,500
Total minimum lease payments	$82,400
Rental expense incurred for operating leases, principally from leases for real property, vehicles and computer equipment was $39,300 in 2015, $36,900 in 2014 and $36,300 in 2013, and was classified within selling, distribution and administrative expenses on the Statements of Consolidated Income.
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired, become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $3,100, $2,500 and $1,200 in fiscal 2015, 2014 and 2013.
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

The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $24,087, $21,809 and $20,217, in fiscal 2015, 2014 and 2013, respectively, have been eliminated in the following table.
Segment Financial Information

	Service Center Based Distribution	Fluid Power Businesses	Total
Year Ended June 30, 2015
Net sales	$2,254,768	$496,793	$2,751,561
Operating income for reportable segments	140,421	48,535	188,956
Assets used in the business	1,230,543	204,425	1,434,968
Depreciation and amortization of property	15,196	1,382	16,578
Capital expenditures	13,531	1,402	14,933
Year Ended June 30, 2014
Net sales	$1,973,359	$486,519	$2,459,878
Operating income for reportable segments	118,857	44,621	163,478
Assets used in the business	1,116,311	217,858	1,334,169
Depreciation and amortization of property	12,399	1,578	13,977
Capital expenditures	18,744	1,446	20,190
Year Ended June 30, 2013
Net sales	$2,003,440	$458,731	$2,462,171
Operating income for reportable segments	138,484	41,083	179,567
Assets used in the business	859,547	199,159	1,058,706
Depreciation and amortization of property	10,692	1,809	12,501
Capital expenditures	10,415	1,799	12,214
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
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2015	2014	2013
Operating income for reportable segments	$188,956	$163,478	$179,567
Adjustments for:
Intangible amortization — Service Center Based Distribution	19,561	7,336	5,829
Intangible amortization — Fluid Power Businesses	6,236	6,687	7,404
Corporate and other income, net	(21,460)	(14,903)	(10,065)
Total operating income	184,619	164,358	176,399
Interest expense, net	7,869	249	165
Other expense (income), net	879	(2,153)	(1,431)
Income before income taxes	$175,871	$166,262	$177,665
Fluctuations in corporate and other income, net, are due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Product Category
Net sales by product category are as follows:

Year Ended June 30,	2015	2014	2013
Industrial	$2,013,447	$1,739,496	$1,776,172
Fluid power	738,114	720,382	685,999
Net sales	$2,751,561	$2,459,878	$2,462,171
The fluid power product category includes sales of hydraulic, pneumatic, lubrication and filtration components and systems, and repair services through the Company’s Fluid Power Businesses segment as well as the Service Center Based Distribution segment.
Geographic Information
Net sales are presented in geographic areas based on the location of the facility shipping the product. Long-lived assets are based on physical locations and are comprised of the net book value of property and intangible assets. Information by geographic area is as follows:

Year Ended June 30,	2015	2014	2013
Net Sales:
United States	$2,238,263	$2,031,142	$2,017,168
Canada	358,580	291,117	298,269
Other Countries	154,718	137,619	146,734
Total	$2,751,561	$2,459,878	$2,462,171

June 30,	2015	2014	2013
Long-Lived Assets:
United States	$217,597	$153,945	$144,289
Canada	76,565	99,161	19,038
Other Countries	9,113	9,998	11,183
Total	$303,275	$263,104	$174,510
Other countries consist of Mexico, Australia and New Zealand.
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
NOTE 14: OTHER EXPENSE (INCOME), NET
Other expense (income), net, consists of the following:

Year Ended June 30,	2015	2014	2013
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(442)	$(1,683)	$(1,280)
Elimination of one-month Canadian and Mexican reporting lag, effective July 1, 2013 and January 1, 2014, respectively	—	(1,342)	—
Foreign currency transaction (gains) losses	1,251	801	(143)
Other, net	70	71	(8)
Total other expense (income), net	$879	$(2,153)	$(1,431)

NOTE 15: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2015 through the date the financial statements were issued.
On August 3, 2015, the Company acquired all of the net assets of Atlantic Fasteners, located in Agawam, MA, for a purchase price of approximately $12,500. The Company funded this acquisition from borrowings under the revolving credit facility at a variable interest rate. As a distributor of fasteners and industrial supplies, this business will be included in the Service Center Based Distribution Segment from August 3, 2015.

QUARTERLY OPERATING RESULTS
(In thousands, except per share amounts)
(UNAUDITED)

					Per Common Share
	Net Sales	Gross Profit	Operating Income	Net Income	Net Income	Cash Dividend
2015
First Quarter	$702,325	$194,932	$46,165	$29,122	$0.70	$0.25
Second Quarter	691,702	195,713	46,807	29,707	0.72	0.25
Third Quarter	679,994	187,363	43,772	28,610	0.70	0.27
Fourth Quarter	677,540	191,806	47,875	28,045	0.70	0.27
	$2,751,561	$769,814	$184,619	$115,484	$2.80	$1.04
2014
First Quarter	$605,305	$169,795	$39,539	$26,844	$0.63	$0.23
Second Quarter	581,949	163,383	39,837	25,909	0.61	0.23
Third Quarter	618,006	171,220	40,173	30,394	0.72	0.25
Fourth Quarter	654,618	182,528	44,809	29,674	0.71	0.25
	$2,459,878	$686,926	$164,358	$112,821	$2.67	$0.96
2013
First Quarter	$610,519	$164,533	$44,318	$29,532	$0.70	$0.21
Second Quarter	589,517	162,919	40,569	27,043	0.64	0.21
Third Quarter	621,654	174,400	43,477	29,302	0.69	0.23
Fourth Quarter	640,481	181,110	48,035	32,272	0.76	0.23
	$2,462,171	$682,962	$176,399	$118,149	$2.78	$0.88
On August 14, 2015, there were 5,893 shareholders of record including 4,321 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company’s common stock is listed on the New York Stock Exchange. The closing price on August 14, 2015 was $40.77 per share.
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
Fiscal 2015
During the fourth quarter of fiscal 2015, the Company recorded severance of $1.8 million. Also, we sold a building recognizing a gain of $1.5 million.
During the fourth quarter of fiscal 2015, income tax expense increased due to recording a valuation allowance against certain deferred tax assets for foreign jurisdictions of $1.0 million. Also, an increase of tax rates in certain foreign jurisdictions at the end of the fiscal period increased tax expense by $1.2 million during the quarter.
No LIFO layer liquidations took place during the year ended June 30, 2015.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. This evaluation was based on the criteria set forth in the framework Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2015.
The Company acquired Knox Oil Field Supply Inc. (Knox) on July 1, 2014. Management has excluded Knox from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. Knox represents approximately 11% and 4% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2015.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ Mark O. Eisele
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 26, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.
Cleveland, Ohio
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Knox Oil Field Supply Inc. ("Knox"), which was acquired on July 1, 2014 and whose financial statements constitute 11% and 4% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2015. Accordingly, our audit did not include the internal control over financial reporting at Knox. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2015 of the Company and our report dated August 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 26, 2015

Changes in Internal Control Over Financial Reporting
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company has completed its SAP implementation in its Western Canadian and U.S. Service Center Based Businesses, excluding recent acquisitions. In fiscal 2014, the Company initiated the transformation of its financial and accounting systems including fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation system, have been transitioned to SAP during fiscal 2015. During fiscal year 2016 the Company will continue to evaluate and determine an appropriate deployment schedule for operations in Eastern Canada and other operations not on SAP, as well as refine our current business and system processes. The company expects to convert to a new consolidation process and system at the beginning of fiscal 2016. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP and other business systems are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation. This ongoing SAP implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 27, 2015, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2015, under the captions “Executive Compensation” and “Compensation Committee Report.”

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
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2015.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,116,188	$35.86	*
Equity compensation plans not approved by security holders	0	0	0
Total	1,116,188	$35.86	*

*
The 2011 Long-Term Performance Plan was adopted to replace the 2007 Long-Term Performance Plan, and the 2007 Long-Term Performance Plan replaced the 1997 Long-Term Performance Plan. Stock options and stock appreciation rights remain outstanding under each of the 1997 and 2007 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2011 Long-Term Performance Plan at June 30, 2015, was 1,106,794. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2015, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2015, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2015, under the caption “Item 4 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2015, 2014, and 2013

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2015, 2014, and 2013

•	Consolidated Balance Sheets at June 30, 2015 and 2014

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2015, 2014, and 2013

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2015, 2014, and 2013

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2015, 2014, and 2013

•	Supplementary Data:

• Quarterly Operating Results
(a)2. Financial Statement Schedule.
The following schedule is included in this Part IV, and is found in this report at the page indicated:

Page No.

Schedule II - Valuation and Qualifying Accounts: Pg. 66
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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through October 30, 2014, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to Applied's Form 10-Q for the quarter ended March 31, 2015, SEC File No. 1-2299, and incorporated here by reference).

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

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 27, 2015 under the caption “Director Compensation.”

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

*10.6	1997 Long-Term Performance Plan, as amended April 19, 2007 (filed as Exhibit 10(k) to Applied's Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.7
Section 409A Amendment to the 1997 Long-Term Performance Plan (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.8	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied's Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.9
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

*10.11	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.12	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.13
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2012 revision) (filed as Exhibit 10.02 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.14	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.16	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.17
Key Executive Restoration Plan, as amended and restated, for Applied's executive officers (filed as Exhibit 10.1 to Applied's Form 8-K dated August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.18	Schedule of participants in the Key Executive Restoration Plan, as amended and restated.

*10.19
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

*10.22
Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for Mark O. Eisele (filed as Exhibit 10(h) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.23
First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.25
Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.26
First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.27
Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.28
Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.31	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.32
Form of Change in Control Agreement for each of Thomas E. Armold, Todd A. Barlett, Fred D. Bauer, and Mark O. Eisele (filed as Exhibit 99.1 to Applied's Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.33
Form of Change in Control Agreement for executive officers hired since 2012 (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.34
A written description of Applied's Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied's Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.35
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

10.38
Stock Purchase Agreement dated May 23, 2014, among Applied Industrial Technologies, Inc., Alex Dan Knox and Dayton Scott Knox (filed as Exhibit 10.1 to Applied’s Form 8-K dated May 27, 2014, SEC File No. 1-2299, and incorporated here by reference).

21	Applied’s subsidiaries at June 30, 2015.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2015, 2014, AND 2013
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2015
Reserve deducted from assets to which it applies — accounts receivable allowances	$10,385	$2,597	$231	(A)	$2,592	(B)	$10,621
Year Ended June 30, 2014
Reserve deducted from assets to which it applies — accounts receivable allowances	$7,737	$3,970	$(129)	(A)	$1,193	(B)	$10,385
Year Ended June 30, 2013
Reserve deducted from assets to which it applies — accounts receivable allowances	$8,332	$2,267	$(104)	(A)	$2,758	(B)	$7,737

(A)	Amounts represent reserves for the return of merchandise by customers.

(B)	Amounts represent uncollectible accounts charged off.

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
Date: August 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Peter A. Dorsman, Director	L. Thomas Hiltz, Director

*	*
Edith Kelly-Green, Director	Dan P. Komnenovich, Director
*	*
John F. Meier, Director	J. Michael Moore, Director
*	/s/ Neil A. Schrimsher
Vincent K. Petrella, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director
*	*
Dr. Jerry Sue Thornton, Director	Peter C. Wallace, Director and Chairman

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 26, 2015