Form 10-Q
period 2015-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2015-11-04
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2015
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
There were 39,327,690 (no par value) shares of common stock outstanding on October 16, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2015	2014
Net Sales	$641,904	$702,325
Cost of Sales	460,892	507,393
Gross Profit	181,012	194,932
Selling, Distribution and Administrative, including depreciation	139,986	148,767
Operating Income	41,026	46,165
Interest Expense, net	2,187	1,662
Other Expense, net	1,004	244
Income Before Income Taxes	37,835	44,259
Income Tax Expense	13,544	15,137
Net Income	$24,291	$29,122
Net Income Per Share - Basic	$0.61	$0.70
Net Income Per Share - Diluted	$0.61	$0.70
Cash dividends per common share	$0.27	$0.25
Weighted average common shares outstanding for basic computation	39,613	41,467
Dilutive effect of potential common shares	229	362
Weighted average common shares outstanding for diluted computation	39,842	41,829
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2015	2014
Net income per the condensed statements of consolidated income	$24,291	$29,122

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(27,516)	(19,105)
Post-employment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	130	72
Unrealized loss on investment securities available for sale	(50)	(41)
Total of other comprehensive loss, before tax	(27,436)	(19,074)
Income tax expense related to items of other comprehensive income	34	14
Other comprehensive loss, net of tax	(27,470)	(19,088)
Comprehensive (loss) income, net of tax	$(3,179)	$10,034
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2015	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$63,966	$69,470
Accounts receivable, less allowances of $11,753 and $10,621	356,606	376,305
Inventories	350,807	362,419
Other current assets	42,527	51,111
Total current assets	813,906	859,305
Property, less accumulated depreciation of $166,060 and $164,343	104,760	104,447
Identifiable intangibles, net	191,708	198,828
Goodwill	248,580	254,406
Deferred tax assets	90	97
Other assets	17,216	17,885
TOTAL ASSETS	$1,376,260	$1,434,968
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$142,636	$179,825
Current portion of long term debt	3,975	3,349
Compensation and related benefits	43,466	63,780
Other current liabilities	68,220	63,118
Total current liabilities	258,297	310,072
Long-term debt	351,340	317,646
Post-employment benefits	19,623	19,627
Other liabilities	36,877	46,295
TOTAL LIABILITIES	666,137	693,640
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	160,407	160,072
Retained Earnings	983,072	969,548
Treasury shares—at cost (14,737 and 14,308 shares)	(355,715)	(338,121)
Accumulated other comprehensive loss	(87,641)	(60,171)
TOTAL SHAREHOLDERS’ EQUITY	710,123	741,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,376,260	$1,434,968
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$24,291	$29,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	3,930	4,211
Amortization of intangibles	6,083	6,491
Unrealized foreign exchange transactions loss (gain)	434	(572)
Amortization of stock options and appreciation rights	630	577
Loss (gain) on sale of property	90	(5)
Other share-based compensation expense	628	592
Changes in operating assets and liabilities, net of acquisitions	(23,514)	(58,891)
Other, net	2,016	374
Net Cash provided by (used in) Operating Activities	14,588	(18,101)
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(11,250)	(129,810)
Property purchases	(3,112)	(3,100)
Proceeds from property sales	113	3
Net Cash used in Investing Activities	(14,249)	(132,907)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	35,000	34,000
Long-term debt borrowings	—	120,238
Long-term debt repayments	(681)	(690)
Purchases of treasury shares	(17,956)	(10,400)
Dividends paid	(10,745)	(10,402)
Excess tax (shortfall) benefits from share-based compensation	(59)	556
Acquisition holdback payments	(7,857)	—
Net Cash (used in) provided by Financing Activities	(2,298)	133,302
Effect of Exchange Rate Changes on Cash	(3,545)	(1,450)
Decrease in Cash and Cash Equivalents	(5,504)	(19,156)
Cash and Cash Equivalents at Beginning of Period	69,470	71,189
Cash and Cash Equivalents at End of Period	$63,966	$52,033
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2015, and the results of its operations and its cash flows for the three month periods ended September 30, 2015 and 2014, have been included. The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2016.

Inventory

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

Recently Adopted Accounting Guidance

In June 2014, the FASB issued its final standard on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard, issued as ASU 2014-12, clarifies that a performance target that affects vesting and that can be achieved after the requisite service period, should be treated as a performance condition. The update is effective for financial statement periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2014-12 in the first quarter of fiscal 2016. The adoption of this update did not have an impact on the financial statements of the Company.

Recently Issued Accounting Guidance

In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers.
The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." In August 2015, the FASB issued ASU 2015-14 to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the update is effective for financial statement periods beginning after December 15, 2017. Early adoption is permitted, but not before financial statement periods beginning after December 15, 2016. The Company has not determined the impact of this pronouncement on its financial statements and related disclosures.

In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. This update is effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of this guidance will result in the reclassification of the unamortized debt issuance costs on the consolidated balance sheets, which were $374 and $394 at September 30, 2015 and June 30, 2015, respectively.

In July 2015, the FASB issued its final standard on simplifying the measurement of inventory. This standard, issued as ASU 2015-11, specifies that an entity should measure inventory at the lower of cost and net realizable value. Net

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard does not apply to inventory that is measured using LIFO; therefore, it is not applicable to the Company's U.S. inventory values, but does apply to the Company's foreign inventories which are valued using the average cost method. The update is effective for financial statement periods beginning after December 15, 2016, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

In September 2015, the FASB issued its final standard on simplifying the accounting for measurement-period adjustments for business combinations. This standard, issued as ASU 2015-16, requires that an entity that is the acquirer in a business combination that identifies adjustments to provisional amounts during the measurement period to recognize those adjustments in the reporting period in which the amounts are determined. This update further requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update is effective for financial statement periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with early adoption permitted. The Company has determined that this update has no impact on the Company's historical financial statements and disclosures. When adjustments to provisional amounts occur in the future, the Company will make the adjustments in the appropriate period and include the required disclosures.

2.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2016 Acquisition
On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc., a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. The acquired business is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $12,500, net tangible assets acquired were $5,793 and intangibles including goodwill were $6,707 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,250 of acquisition holdback payments which will be paid on the twelve and eighteen-month anniversaries of the acquisition with interest at 2.00%. The Company funded the amount paid for the acquisition at closing from borrowings under the revolving credit facility. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2015 Acquisitions
On July 1, 2014, the Company acquired 100% of the outstanding stock of Knox Oil Field Supply Inc. (“Knox”), headquartered in San Angelo, Texas, for total consideration of $132,000, including cash paid of $118,000 at closing. The primary reason for the acquisition of Knox is to complement and expand the Company’s capabilities to serve the upstream oil and gas industry in the United States. As a distributor of oilfield supplies and related services, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by drawing $120,000 from the previously uncommitted shelf facility with Prudential Investment Management at a fixed interest rate of 3.19% with an average seven year life. The remaining $14,000 purchase price will be paid as acquisition holdback payments on the first three anniversaries of the acquisition with interest at a fixed rate of 1.5%; $7,100 was paid on the first anniversary in the first quarter of fiscal 2016.

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
Other acquisitions during fiscal 2015 include the acquisition of substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products on July 1, 2014, as well as Ira Pump and Supply Inc. ("Ira Pump") a Texas distributor of oilfield pumps and supplies on November 3, 2014. These companies are included in the Service Center Based Distribution Segment. The total combined consideration for these acquisitions was approximately $54,900. Net tangible assets acquired were $21,200 and intangibles including goodwill were $33,700, based upon estimated fair values at the acquisition dates. The estimated fair values related to Ira Pump are preliminary and subject to adjustment. The Company funded these acquisitions from borrowings under our existing debt facilities. Total acquisition holdback payments of $6,900 are being paid at various times through July 2017. The results of operations for the Mexican, Australian and Ira Pump acquisitions are not material for any period presented.

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the three month period ended September 30, 2015 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2015	$253,477	$929	$254,406
Goodwill acquired during the period	2,316	—	2,316
Other, primarily currency translation	(8,142)	—	(8,142)
Balance at September 30, 2015	$247,651	$929	$248,580

At September 30, 2015, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

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

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2015	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$222,926	$69,102	$153,824
Trade names	42,529	13,850	28,679
Vendor relationships	14,083	7,295	6,788
Non-competition agreements	4,553	2,136	2,417
Total Identifiable Intangibles	$284,091	$92,383	$191,708

June 30, 2015	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$225,332	$65,789	$159,543
Trade names	42,689	13,187	29,502
Vendor relationships	14,465	7,258	7,207
Non-competition agreements	4,578	2,002	2,576
Total Identifiable Intangibles	$287,064	$88,236	$198,828

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the three month period ended September 30, 2015, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$3,600	15
Trade names	660	15
Non-competition agreements	132	5
Total Intangibles Acquired	$4,392	15

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2015) for the next five years is as follows: $18,300 for the remainder of 2016, $22,900 for 2017, $20,800 for 2018, $19,200 for 2019, $17,500 for 2020 and $15,800 for 2021.

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

4.     DEBT

Revolving Credit Facility
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150,000. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank’s cost of funds at the Company’s discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At September 30, 2015 and June 30, 2015, the Company had $87,000 and $52,000, respectively, outstanding under this credit facility. Unused lines under this facility, net of outstanding letters of credit of $3,764 and $3,764 to secure certain insurance obligations, totaled $59,236 and $94,236 at September 30, 2015 and June 30, 2015, respectively and are available to fund future acquisitions or other capital and operating requirements. The weighted-average interest rate on the revolving credit facility outstanding as of September 30, 2015 was 1.13% and June 30, 2015 was 1.15%.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $1,465 as of September 30, 2015 and $1,841 as of June 30, 2015, in order to secure certain insurance obligations.
Long-Term Borrowings
The Company entered into a $100,000 unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at September 30, 2015 was a rate of 1.25% and at June 30, 2015 was a rate of 1.19%. The term loan had $96,250 and $96,875 outstanding at September 30, 2015 and June 30, 2015, respectively.
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2015 and June 30, 2015, $2,065 and $2,120 was outstanding, respectively.
At September 30, 2015 and June 30, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%; the principal is due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%; the principal is due in equal principal payments in October 2019 and 2023. As of September 30, 2015, $50,000 in additional financing was available under this facility.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2015 and June 30, 2015 totaled $8,912 and $9,330, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in Other Assets on the accompanying condensed consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).

As of September 30, 2015 and June 30, 2015, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

Changes in the accumulated other comprehensive loss, are comprised of the following:

	Three Months Ended September 30, 2015
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other comprehensive loss	(27,516)	(33)	—	(27,549)
Amounts reclassified from accumulated other comprehensive loss	—	—	79	79
Net current-period other comprehensive (loss) income, net of taxes	(27,516)	(33)	79	(27,470)
Balance at September 30, 2015	$(84,760)	$(37)	$(2,844)	$(87,641)

Other Comprehensive Loss

Details of other comprehensive loss are as follows:

	Three Months Ended September 30,
	2015			2014
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(27,516)	$—	$(27,516)	$(19,105)	$—	$(19,105)
Post-employment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	130	51	79	72	28	44
Unrealized loss on investment securities available for sale	(50)	(17)	(33)	(41)	(14)	(27)
Other comprehensive loss	$(27,436)	$34	$(27,470)	$(19,074)	$14	$(19,088)

Antidilutive Common Stock Equivalents
In the three month periods ended September 30, 2015 and 2014, respectively, stock options and stock appreciation rights related to 802 and 239 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic post-employment costs recognized for the Company’s post-employment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended September 30,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$23	$24	$6	$13
Interest cost	216	224	19	24
Expected return on plan assets	(123)	(124)	—	—
Recognized net actuarial (gain) loss	228	140	(53)	(22)
Amortization of prior service cost	22	22	(68)	(68)
Net periodic cost	$366	$286	$(96)	$(53)

The Company contributed $4,714 to its pension benefit plans and $42 to its retiree health care plans in the three months ended September 30, 2015. Expected contributions for the remainder of fiscal 2016 are $590 for the pension benefit plans to fund scheduled retirement payments and $130 for retiree health care plans.

8.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,955 and $5,573, in the three months ended September 30, 2015 and 2014, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
September 30, 2015
Net sales	$528,487	$113,417	$641,904
Operating income for reportable segments	29,959	10,283	40,242
Assets used in business	1,175,149	201,111	1,376,260
Depreciation and amortization of property	3,617	313	3,930
Capital expenditures	2,887	225	3,112

September 30, 2014
Net sales	$575,097	$127,228	$702,325
Operating income for reportable segments	37,535	12,933	50,468
Assets used in business	1,251,565	217,354	1,468,919
Depreciation and amortization of property	3,843	368	4,211
Capital expenditures	2,738	362	3,100

Enterprise Resource Planning system (ERP) related assets are included in assets used in business within the Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2015	2014
Operating income for reportable segments	$40,242	$50,468
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,572	4,867
Intangible amortization—Fluid Power Businesses	1,511	1,624
Corporate and other (income) expense, net	(6,867)	(2,188)
Total operating income	41,026	46,165
Interest expense, net	2,187	1,662
Other (income) expense, net	1,004	244
Income before income taxes	$37,835	$44,259

The change in corporate and other (income) expense, net is due to changes in the amounts and levels of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended
	September 30,
	2015	2014
Geographic Areas:
United States	$538,369	$561,559
Canada	66,233	99,181
Other countries	37,302	41,585
Total	$641,904	$702,325

Other countries consist of Mexico, Australia and New Zealand.

9.    OTHER EXPENSE , NET

Other expense, net consists of the following:

	Three Months Ended
	September 30,
	2015	2014
Unrealized loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$454	$91
Foreign currency transactions loss	523	54
Other, net	27	99
Total other expense, net	$1,004	$244

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

10.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to September 30, 2015 through the date the financial statements were issued.
On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM") for a purchase price of $14,500. The Company funded this acquisition from borrowings under the revolving credit facility at a variable interest rate. SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and will be included in the Fluid Power Businesses Segment from October 1, 2015.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for the three-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2015, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 4, 2015

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,800 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2016, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 563 facilities.

The following is Management's Discussion and Analysis of significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the majority of SKUs (Stock Keeping Units) we sell in any given period were not necessarily sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.

Overview
Consolidated sales for the quarter ended September 30, 2015 decreased $60.4 million or 8.6% compared to the prior year quarter, with acquisitions increasing sales by $12.9 million or 1.8% and unfavorable foreign currency translation of $22.8 million decreasing sales by 3.2%. Operating margin of 6.4% of sales, was down slightly from 6.6% for the prior year quarter. Net income of $24.3 million decreased 16.6% compared to the prior year quarter. Shareholders' equity was $710.1 million at September 30, 2015, down from the June 30, 2015 level of $741.3 million. The current ratio was 3.2 to 1 at September 30, 2015 and 2.8 to 1 at June 30, 2015.

Applied monitors several economic indices that have been key indicators for industrial economic activity in the United States. These include the Industrial Production (IP) and Manufacturing Capacity Utilization (MCU) indices published by the Federal Reserve Board and the Purchasing Managers Index (PMI) published by the Institute for Supply Management (ISM). Historically, our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery and require replacement parts.

The MCU (total industry), ISM and IP indices have generally trended lower over the past several months correlating with the overall downturn in the industrial economy as follows:

	Index Reading
Month	MCU	ISM	IP
July	78.0	52.7	106.1
August	77.8	51.1	105.7
September	77.5	50.2	105.5

The number of Company employees was 5,840 at September 30, 2015, 5,839 at June 30, 2015, and 5,831 at September 30, 2014. The number of operating facilities totaled 563 at September 30, 2015, 565 at June 30, 2015 and 565 at September 30, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2015 and 2014

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2015	2014
Net Sales	100.0%	100.0%	(8.6)%
Gross Profit	28.2%	27.8%	(7.1)%
Selling, Distribution & Administrative	21.8%	21.2%	(5.9)%
Operating Income	6.4%	6.6%	(11.1)%
Net Income	3.8%	4.1%	(16.6)%

During the quarter ended September 30, 2015, sales decreased $60.4 million or 8.6% compared to the prior year quarter, with unfavorable foreign currency translation accounting for $22.8 million or 3.2%, offset by sales from acquisitions of $12.9 million or 1.8%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were down $50.5 million or 7.2% during the quarter with 64 selling days in both quarters ended September 30, 2015 and September 30, 2014. Of the 7.2% decrease, 4.9% is in our upstream oil and gas-focused subsidiaries and 2.3% is within our traditional core operations.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $46.6 million or 8.1%. Acquisitions within this segment increased sales by $12.9 million or 2.3%, while unfavorable foreign currency translation decreased sales by $19.2 million or 3.3%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $40.3 million or 7.1%, of which 6.0% is from the upstream oil and gas-focused subsidiaries.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $13.8 million or 10.9% during the quarter from the same period in the prior year, primarily attributed to weakness in sales in our U.S. and Western Canada Fluid Power Businesses and unfavorable foreign currency translation which decreased sales by $3.6 million or 2.8%.

Sales in our U.S. operations were down $23.2 million or 4.1%, while acquisitions added $12.9 million or 2.3%. Excluding the impact of businesses acquired, U.S. sales were down $36.1 million or 6.4%, of which 3.5% is from our upstream oil and gas-focused subsidiaries and 2.9% is within our traditional core operations. Sales from our Canadian operations decreased $32.9 million or 33.2%, with an unfavorable foreign currency translation decreasing Canadian sales by $13.1 million or 13.2%. Prior to the impact of foreign currency translation, Canadian sales were down $19.8 million or 20%, of which 15.3% is related to upstream oil and gas operations and 4.7% is from the traditional core operations. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $4.3 million or 10.3% below the prior year. Unfavorable foreign currency translation decreased other country sales by $9.7 million or 23.3%. Prior to the impact of currency translation, other country sales were up $5.4 million, or 13.0% during the quarter.

During the quarter ended September 30, 2015, industrial products and fluid power products accounted for 72.8% and 27.2%, respectively, of sales, which was the same for the corresponding period in the prior year.

Our gross profit margin for the quarter was 28.2% compared to the prior year's quarter of 27.8%. The increase in gross profit margin is attributable to improved freight management and decreased scrap expense in the quarter.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.8% of sales in the quarter ended September 30, 2015 increasing slightly compared to 21.2% in the prior year quarter. On an absolute basis, SD&A

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

decreased $8.8 million or 5.9% compared to the prior year quarter, primarily the result of changes in foreign currency exchange rates, which had the effect of decreasing SD&A during the quarter ended September 30, 2015 by $6.0 million or 4.0% compared to the prior year quarter. This decline was offset by additional SD&A from businesses acquired which added $3.3 million of SD&A expenses including $0.5 million associated with intangibles amortization. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A declined $6.1 million or 4.1% during the quarter ended September 30, 2015 compared to the prior year quarter as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. After taking into account acquisitions, overall headcount is down by 100 associates from September 2014 to September 2015. In addition, during the September 2015 quarter the Company incurred $0.5 million of severance related expense as well as $1.4 million of expense to increase our allowance for doubtful accounts within our oil and gas-focused subsidiaries due to the impact on receivables from the recent downturn in energy markets. Operating income decreased $5.1 million or 11.1%, and as a percent of sales decreased slightly to 6.4% from 6.6% during the prior year quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.7% in the current year quarter from 6.5% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power Business segment decreased to 9.1% in the current year quarter from 10.2% in the prior year quarter. These decreases are primarily attributable to a decline in sales and gross profit levels, without a commensurate decline in each business segment's SD&A expenses.

Interest expense has increased to $2.2 million in the current year, primarily due to acquisition related borrowing.

Other expense was $1.0 million in the quarter which included unrealized losses on investments held by non-qualified deferred compensation trusts of $0.5 million, as well as 0.5 million of net unfavorable foreign currency transaction losses. During the prior year quarter, other income was $0.2 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million, as well as $0.1 million of expense from other items.

The effective income tax rate was 35.8% for the quarter ended September 30, 2015 compared to 34.2% for the quarter ended September 30, 2014. This increase in the effective tax rate is primarily the result of discrete tax items negatively impacting the rate. We expect our full year tax rate for fiscal 2016 to be in the 34.5% to 35.0% range.

As a result of the factors addressed above, net income decreased $4.8 million or 16.6% compared to the prior year quarter. Net income per share was $0.61 per share for the quarter ended September 30, 2015, compared to $0.70 in the prior year quarter, a decrease of 12.9%. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchases program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2015, we had $355.3 million in outstanding borrowings. At June 30, 2015, we had $321.0 million in outstanding borrowings. The additional borrowings were primarily used to fund acquisitions since June 30, 2015. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of September 30, 2015 by tax jurisdiction.

Country	Amount
United States	$17,966
Canada	37,629
Other countries	8,371
Total	$63,966

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At September 30, 2015, all foreign earnings are considered permanently reinvested.

The Company's working capital at September 30, 2015 was $555.6 million, compared to $549.2 million at June 30, 2015. The current ratio was 3.2 to 1 at September 30, 2015 and 2.8 to 1 at June 30, 2015.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2015	2014
Operating Activities	$14,588	$(18,101)
Investing Activities	(14,249)	(132,907)
Financing Activities	(2,298)	133,302
Exchange Rate Effect	(3,545)	(1,450)
Decrease in Cash and Cash Equivalents	$(5,504)	$(19,156)

Net cash provided by operating activities was $14.6 million for the three months ended September 30, 2015 as compared to $18.1 million used in operating activities in the prior period. The increase in cash is due primarily to decreased working capital needs due to lower receivables levels and decreases in operating inventories due to lower sales levels as compared to the prior period. Overall, cash from operating activities is expected to improve throughout fiscal 2016.

Net cash used in investing activities during the three months ended September 30, 2015 is less than the prior period as fewer dollars were spent on acquisitions in the current period.

Net cash used by financing activities was $2.3 million for the three months ended September 30, 2015 versus $133.3 million provided by financing activities in the prior period. Lower borrowing needs, primarily due to fewer dollars spent on acquisitions, contributed to the decrease in cash in financing activities. We initiated $35.0 million in borrowings in the current period compared to $154.2 million in borrowings in the prior period. Further, cash was used for the purchase of treasury shares in the amount of $18.0 million and dividends paid in the amount of $10.7 million. In the prior period, less cash was utilized for the purchase of treasury shares and dividends.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 451,100 shares of treasury stock on the open market in the three months ended September 30, 2015 for $18.0 million. At September 30, 2015, we had authorization to repurchase an additional 796,200 shares. During the three months ended September 30, 2014, we acquired 214,000 shares of treasury stock on the open market for $10.4 million.

Borrowing Arrangements
The Company has a revolving credit facility with a group of banks expiring in May 2017. This agreement provides for unsecured borrowings of up to $150.0 million. Fees on this facility range from 0.09% to 0.175% per year based on the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR, prime, or the bank's cost of funds at the Company's discretion. This agreement also enables the Company to refinance this debt on a long-term basis. At September 30, 2015 and June 30, 2015, the Company had $87.0 million and $52.0 million, respectively, outstanding under this credit facility. Unused lines under this facility, net of outstanding letters of credit of $3.8 million to secure certain insurance obligations, totaled $59.2 million and $94.2 million at September 30, 2015 and June 30, 2015, respectively, and are available to fund future acquisitions or other capital and operating requirements. The weighted-average interest rate on the revolving credit facility outstanding as of September 30, 2015 was 1.13% and June 30, 2015 was 1.15%.

The Company entered into a $100.0 million unsecured five-year term loan with a group of banks in April 2014, with a final maturity date in April 2019. Borrowings under this agreement carry a variable interest rate tied to LIBOR, which at

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

September 30, 2015 was 1.25% and June 30, 2015 was 1.19%. The term loan had $96.2 million and $96.9 million outstanding at September 30, 2015 and June 30, 2015, respectively.
In April 2014 the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2015 and June 30, 2015 $2.1 million was outstanding.
At September 30, 2015 and June 30, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%; the principal is due in equal principal payments in July of 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%; the principal is due in equal payments in October 2019 and 2023. As of September 30, 2015, $50.0 million in additional financing was available under this facility.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2015	2015
Accounts receivable, gross	$368,359	$386,926
Allowance for doubtful accounts	11,753	10,621
Accounts receivable, net	$356,606	$376,305
Allowance for doubtful accounts, % of gross receivables	3.2%	2.7%

	Three Months Ended September 30,
	2015	2014
Provision for losses on accounts receivable	$1,747	$416
Provision as a % of net sales	0.27%	0.06%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 50.0 at September 30, 2015 and June 30, 2015. Accounts receivable decreased 5.2% this year, compared to a 8.6% decrease in sales in the three months ended September 30, 2015.

Approximately 4.0% of our accounts receivable balances are more than 90 days past due, a slight decrease from 4.2% at June 30, 2015. On an overall basis, our provision for losses from uncollected receivables represents 0.27% of our sales in the three months ended September 30, 2015. Historically, this percentage is around 0.10% to 0.15%. The increase in the provision as a percentage of sales for the first quarter relates to added reserves required for our subsidiaries focused on upstream oil and gas customers due to the recent downturn in the energy markets. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will decline in the remainder of fiscal 2016.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2015 was 3.6 and at June 30, 2015 was 3.7.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at September 30, 2015.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to the security of those systems and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse regulation and legislation, both enacted and under consideration, including with respect to health care and federal tax policy (e.g., affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income); and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations.
We discuss certain of these matters and other risk factors more fully throughout our "Management's Discussion and Analysis" as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2015.

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
Changes in Internal Control Over Financial Reporting
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company has completed its SAP implementation in its Western Canadian and U.S. Service Center Based Businesses, excluding recent acquisitions. In fiscal 2014, the Company initiated the transformation of its financial and accounting systems including fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation system, transitioned to SAP during fiscal 2015. In the first quarter of fiscal 2016, the Company converted to a new consolidation process and system. During the remainder of fiscal 2016, the Company will continue to evaluate and determine an appropriate deployment schedule for operations in Eastern Canada and other operations not on SAP, as well as refine our current business and system processes. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP and other business systems are being evaluated by management. The Company is designing processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation and consolidation system conversion. This ongoing implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2015 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015 to July 31, 2015	250,067	39.48	250,000	997,300
August 1, 2015 to August 31, 2015	51,100	40.58	51,100	946,200
September 1, 2015 to September 30, 2015	150,000	40.08	150,000	796,200
Total	451,167	39.81	451,100	796,200

(1)	During the quarter the Company also purchased 67 shares in connection with the Deferred Compensation Plan. These purchases are not counted in the authorization in note (2).

(2)
On April 28, 2015, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. We publicly announced the authorization on April 30, 2015. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through October 30, 2014, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended March 31, 2015, SEC File No. 1-2299, and incorporated here by reference).

4.3
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K dated July 1, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.4
Request for Purchase dated October 22, 2014 and 3.21% Series D Notes dated October 30, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended September 30, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.5
Credit Agreement dated as of May 15, 2012, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4 to the Company's Form 8-K dated May 17, 2012, SEC File No. 1-2299, and incorporated here by reference).

4.6
Credit Agreement dated as of April 25, 2014, among Applied Industrial Technologies, Inc., KeyBank National Association, as Agent, and various financial institutions (filed as Exhibit 10.1 to the Company's Form 8-K dated May 1, 2014, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	November 4, 2015	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	November 4, 2015	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer