Form 10-Q
period 2015-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2016-01-29
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2015
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
There were 39,256,654 (no par value) shares of common stock outstanding on January 15, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net Sales	$610,346	$691,702	$1,252,250	$1,394,027
Cost of Sales	437,179	495,989	898,071	1,003,382
Gross Profit	173,167	195,713	354,179	390,645
Selling, Distribution and Administrative, including depreciation	134,805	148,906	274,791	297,673
Operating Income	38,362	46,807	79,388	92,972
Interest Expense, net	2,158	1,955	4,345	3,617
Other Expense, net	55	380	1,059	624
Income Before Income Taxes	36,149	44,472	73,984	88,731
Income Tax Expense	12,202	14,765	25,746	29,902
Net Income	$23,947	$29,707	$48,238	$58,829
Net Income Per Share - Basic	$0.61	$0.72	$1.22	$1.42
Net Income Per Share - Diluted	$0.61	$0.72	$1.22	$1.41
Cash dividends per common share	$0.27	$0.25	$0.54	$0.50
Weighted average common shares outstanding for basic computation	39,262	41,228	39,437	41,348
Dilutive effect of potential common shares	223	305	224	330
Weighted average common shares outstanding for diluted computation	39,485	41,533	39,661	41,678
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net income per the condensed statements of consolidated income	$23,947	$29,707	$48,238	$58,829

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(6,743)	(17,558)	(34,259)	(36,663)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	127	71	257	143
Unrealized (loss) gain on investment securities available for sale	(13)	94	(63)	53
Total of other comprehensive loss, before tax	(6,629)	(17,393)	(34,065)	(36,467)
Income tax expense related to items of other comprehensive income	44	60	78	74
Other comprehensive loss, net of tax	(6,673)	(17,453)	(34,143)	(36,541)
Comprehensive income, net of tax	$17,274	$12,254	$14,095	$22,288
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2015	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$55,634	$69,470
Accounts receivable, less allowances of $11,894 and $10,621	329,287	376,305
Inventories	359,726	362,419
Other current assets	36,177	37,816
Total current assets	780,824	846,010
Property, less accumulated depreciation of $168,344 and $164,343	106,470	104,447
Identifiable intangibles, net	185,009	198,828
Goodwill	249,267	254,406
Deferred tax assets	11,938	10,980
Other assets	16,887	17,885
TOTAL ASSETS	$1,350,395	$1,432,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$114,824	$179,825
Current portion of long term debt	3,350	3,349
Compensation and related benefits	40,310	63,780
Other current liabilities	62,890	63,118
Total current liabilities	221,374	310,072
Long-term debt	363,640	317,646
Postemployment benefits	19,619	19,627
Other liabilities	38,195	43,883
TOTAL LIABILITIES	642,828	691,228
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	160,668	160,072
Retained earnings	996,392	969,548
Treasury shares—at cost (14,963 and 14,308 shares)	(365,179)	(338,121)
Accumulated other comprehensive income (loss)	(94,314)	(60,171)
TOTAL SHAREHOLDERS’ EQUITY	707,567	741,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,350,395	$1,432,556
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$48,238	$58,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	8,010	8,331
Amortization of intangibles	12,325	13,059
Unrealized foreign exchange transactions loss (gain)	65	(790)
Amortization of stock options and appreciation rights	939	825
Loss (gain) on sale of property	51	(4)
Other share-based compensation expense	954	679
Changes in operating assets and liabilities, net of acquisitions	(39,090)	(80,863)
Other, net	1,451	1,107
Net Cash provided by Operating Activities	32,943	1,173
Cash Flows from Investing Activities
Property purchases	(5,737)	(7,806)
Proceeds from property sales	194	187
Acquisition of businesses, net of cash acquired	(23,250)	(165,646)
Net Cash used in Investing Activities	(28,793)	(173,265)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	18,000	10,000
Long-term debt borrowings	125,000	170,241
Long-term debt repayments	(97,006)	(1,597)
Purchases of treasury shares	(27,767)	(21,849)
Dividends paid	(21,369)	(20,742)
Excess tax benefits from share-based compensation	49	906
Acquisition holdback payments	(10,614)	(287)
Exercise of stock options and appreciation rights	264	120
Net Cash provided by (used in) Financing Activities	(13,443)	136,792
Effect of Exchange Rate Changes on Cash	(4,543)	(2,705)
Decrease in Cash and Cash Equivalents	(13,836)	(38,005)
Cash and Cash Equivalents at Beginning of Period	69,470	71,189
Cash and Cash Equivalents at End of Period	$55,634	$33,184
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2015, and the results of its operations for the three and six month periods ended December 31, 2015 and 2014 and its cash flows for the six month periods ended December 31, 2015 and 2014, have been included. The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Operating results for the three and six month periods ended December 31, 2015 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2016.

Change in Accounting Principle - Deferred Income Taxes
In November 2015, the FASB issued its final standard on the simplification of the presentation of deferred income taxes. The standard, issued as ASU 2015-17, requires that deferred tax liabilities and assets be classified as non-current in the condensed consolidated balance sheet. This update is effective for financial statement periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company has early adopted ASU 2015-17 in the second quarter of fiscal 2016. The Company has applied the new standard retrospectively to the prior period presented in the Condensed Consolidated Balance Sheets; the impact of this change in accounting principle on balances previously reported as of June 30, 2015 was as follows:

	As of June 30, 2015
Balance Sheet Line Item	As Previously Reported	Restated	Change
Other current assets	51,111	37,816	(13,295)
Deferred tax assets	97	10,980	10,883
Other liabilities	46,295	43,883	(2,412)
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

In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. This update is effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of this guidance will result in the reclassification of the unamortized debt issuance costs on the consolidated balance sheets, which were $563 and $394 at December 31, 2015 and June 30, 2015, respectively.

In July 2015, the FASB issued its final standard on simplifying the measurement of inventory. This standard, issued as ASU 2015-11, specifies that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard does not apply to inventory that is measured using LIFO; therefore, it is not applicable to the Company's U.S. inventory values, but does apply to the Company's foreign inventories which are valued using the average cost method. The update is effective for financial statement periods beginning after December 15, 2016, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

In September 2015, the FASB issued its final standard on simplifying the accounting for measurement-period adjustments for business combinations. This standard, issued as ASU 2015-16, requires that an entity that is the acquirer in a business combination that identifies adjustments to provisional amounts during the measurement period recognize those adjustments in the reporting period in which the amounts are determined. This update further requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update is effective for financial statement periods beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with early adoption permitted. The Company has determined that this update has no impact on the Company's historical financial statements and disclosures. When adjustments to provisional amounts occur in the future, the Company will make the adjustments in the appropriate period and include the required disclosures.

2.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2016 Acquisitions
On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc. ("Atlantic Fasteners"), a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. Atlantic Fasteners is included in the Service Center Based Distribution segment. On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM"). SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and is included in the Fluid Power Businesses Segment. The total combined consideration for these acquisitions was approximately $27,000, net tangible assets acquired were $16,410 and intangibles including goodwill were $10,590 based upon preliminary estimated fair values at the acquisition dates, which are subject to adjustment. The total combined consideration includes $3,750 of acquisition holdback payments, included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times through

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

October 2018. The Company funded the amounts paid for the acquisitions at closing from borrowings under the revolving credit facility at variable interest rates. The acquisition prices and the results of operations for the acquired entities are not material in relation to the Company's consolidated financial statements.
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
Other acquisitions during fiscal 2015 include the acquisition of substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products on July 1, 2014, as well as Ira Pump and Supply Inc. ("Ira Pump") a Texas distributor of oilfield pumps and supplies on November 3, 2014. These companies are included in the Service Center Based Distribution Segment. The total combined consideration for these acquisitions was approximately $54,900. Net tangible assets acquired were $21,000 and intangibles including goodwill were $33,900, based upon estimated fair values at the acquisition dates. The Company funded these acquisitions from borrowings under our existing debt facilities. Total acquisition holdback payments of $6,900 are being paid at various times through July 2017. The results of operations for the Mexican, Australian and Ira Pump acquisitions are not material for any period presented.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the six month period ended December 31, 2015 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2015	$253,477	$929	$254,406
Goodwill acquired during the period	3,285	1,813	5,098
Other, primarily currency translation	(10,237)	—	(10,237)
Balance at December 31, 2015	$246,525	$2,742	$249,267

At December 31, 2015, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 and related to the Fluid Power Businesses segment.

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

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2015	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$219,623	$73,262	$146,361
Trade names	42,152	14,580	27,572
Vendor relationships	14,112	7,545	6,567
Non-competition agreements	6,585	2,076	4,509
Total Identifiable Intangibles	$282,472	$97,463	$185,009

June 30, 2015	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$225,332	$65,789	$159,543
Trade names	42,689	13,187	29,502
Vendor relationships	14,465	7,258	7,207
Non-competition agreements	4,578	2,002	2,576
Total Identifiable Intangibles	$287,064	$88,236	$198,828

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the six month period ended December 31, 2015, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$2,930	15
Trade names	1,190	15
Non-competition agreements	490	5
Total Intangibles Acquired	$4,610

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2015) for the next five years is as follows: $12,000 for the remainder of 2016, $22,600 for 2017, $20,500 for 2018, $18,900 for 2019, $17,100 for 2020 and $15,700 for 2021.

A significant portion of our intangible assets relate to recent acquisitions that primarily operate in the oil and gas sectors. Considering the recent downturn in the energy market, a prolonged period of low oil and natural gas prices may result in asset impairments, including potential impairment of the carrying value of our goodwill and finite-lived intangible assets.

4.     DEBT

In December 2015, the Company entered into a new five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2015, the Company had $125,000 outstanding under the term loan and $70,000 outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $3,677 to secure certain insurance obligations, totaled $176,323 at December 31, 2015, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of December 31, 2015 was 1.44%. The weighted average interest rate on the revolving credit facility outstanding as of December 31, 2015 was 1.31%.

The new credit facility replaced the Company's previous term loan and revolving credit facility agreements. The Company had $96,875 outstanding at June 30, 2015 under the previous term loan agreement, which carried a variable interest rate tied to LIBOR and was 1.19% at June 30, 2015. At June 30, 2015, the Company had $52,000 outstanding under the previous revolving credit facility. Unused lines under this facility, net of outstanding letters of credit of $3,764 to secure certain insurance obligations, totaled $94,236 at June 30, 2015 and were available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the revolving credit facility outstanding as of June 30, 2015 was 1.15%.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,000 as of December 31, 2015 and $1,841 as of June 30, 2015, in order to secure certain insurance obligations.

Other Long-Term Borrowings
In April 2014, the Company assumed $2,359 of debt as a part of its headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2015 and June 30, 2015, $2,009 and $2,120 was outstanding, respectively.

At December 31, 2015 and June 30, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

equal principal payments in October 2019 and 2023. As of December 31, 2015, $50,000 in additional financing was available under this facility.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2015 and June 30, 2015 totaled $8,850 and $9,330, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in Other Assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the debt outstanding under the shelf facility agreement with Prudential Investment Management approximates carrying value at December 31, 2015 (Level 2 in the fair value hierarchy).

The revolving credit facility and the term loan contain variable interest rates and their carrying values approximated fair value at both December 31, 2015 and June 30, 2015 (Level 2 in the fair value hierarchy).

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss), are comprised of the following:

	Three Months Ended December 31, 2015
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at September 30, 2015	$(84,760)	$(37)	$(2,844)	$(87,641)
Other comprehensive loss	(6,743)	(8)	—	(6,751)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	78	78
Net current-period other comprehensive (loss) income, net of taxes	(6,743)	(8)	78	(6,673)
Balance at December 31, 2015	$(91,503)	$(45)	$(2,766)	$(94,314)

	Six Months Ended December 31, 2015
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other comprehensive loss	(34,259)	(41)	—	(34,300)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	157	157
Net current-period other comprehensive (loss) income, net of taxes	(34,259)	(41)	157	(34,143)
Balance at December 31, 2015	$(91,503)	$(45)	$(2,766)	$(94,314)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Other Comprehensive Income (Loss)

Details of other comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2015			2014
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(6,743)		$(6,743)	$(17,558)	$—	$(17,558)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	127	49	78	71	28	43
Unrealized (loss) gain on investment securities available for sale	(13)	(5)	(8)	94	32	62
Other comprehensive income (loss)	$(6,629)	$44	$(6,673)	$(17,393)	$60	$(17,453)

	Six Months Ended December 31,
	2015			2014
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(34,259)	$—	$(34,259)	$(36,663)	$—	$(36,663)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	257	100	157	143	56	87
Unrealized (loss) gain on investment securities available for sale	(63)	(22)	(41)	53	18	35
Other comprehensive income (loss)	$(34,065)	$78	$(34,143)	$(36,467)	$74	$(36,541)

Anti-dilutive Common Stock Equivalents
In the three month periods ended December 31, 2015 and 2014, stock options and stock appreciation rights related to 702 and 440 thousand shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the six month periods ended December 31, 2015 and 2014, stock options and stock appreciation rights related to 776 and 309 thousand shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended December 31,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$23	$24	$6	$13
Interest cost	216	224	19	24
Expected return on plan assets	(123)	(124)	—	—
Recognized net actuarial (gain) loss	229	140	(53)	(22)
Amortization of prior service cost	21	22	(68)	(68)
Net periodic cost	$366	$286	$(96)	$(53)

	Pension Benefits		Retiree Health Care Benefits
Six Months Ended December 31,	2015	2014	2015	2014
Components of net periodic cost:
Service cost	$46	$48	$12	$26
Interest cost	432	448	38	48
Expected return on plan assets	(246)	(248)	—	—
Recognized net actuarial loss (gain)	457	280	(106)	(44)
Amortization of prior service cost	43	44	(136)	(136)
Net periodic cost	$732	$572	$(192)	$(106)

The Company contributed $4,885 to its pension benefit plans and $85 to its retiree health care plans in the six months ended December 31, 2015. Expected contributions for the remainder of fiscal 2016 are $420 for the pension benefit plans to fund scheduled retirement payments and $90 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,666 and $6,063, in the three months ended December 31, 2015 and 2014, respectively, and $11,234 and $11,636 in the six months ended December 31, 2015 and 2014, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2015
Net sales	$507,906	$102,440	$610,346
Operating income for reportable segments	28,401	8,745	37,146
Depreciation and amortization of property	3,695	385	4,080
Capital expenditures	2,424	201	2,625

December 31, 2014
Net sales	$569,537	$122,165	$691,702
Operating income for reportable segments	34,580	12,224	46,804
Depreciation and amortization of property	3,769	351	4,120
Capital expenditures	4,336	370	4,706

Six Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2015
Net sales	$1,041,513	$210,737	$1,252,250
Operating income for reportable segments	57,302	19,007	76,309
Assets used in business	1,143,601	206,794	1,350,395
Depreciation and amortization of property	7,312	698	8,010
Capital expenditures	5,311	426	5,737

December 31, 2014
Net sales	$1,144,634	$249,393	$1,394,027
Operating income for reportable segments	72,115	25,157	97,272
Assets used in business	1,275,416	205,034	1,480,450
Depreciation and amortization of property	7,612	719	8,331
Capital expenditures	7,074	732	7,806

Enterprise resource planning system (ERP) related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Operating income for reportable segments	$37,146	$46,804	$76,309	$97,272
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,714	5,018	9,286	9,885
Intangible amortization—Fluid Power Businesses	1,528	1,550	3,039	3,174
Corporate and other (income) expense, net	(7,458)	(6,571)	(15,404)	(8,759)
Total operating income	38,362	46,807	79,388	92,972
Interest expense, net	2,158	1,955	4,345	3,617
Other expense, net	55	380	1,059	624
Income before income taxes	$36,149	$44,472	$73,984	$88,731

The change in corporate and other (income) expense, net is due to changes in the amounts and levels of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Geographic Areas:
United States	$509,399	$549,805	$1,047,768	$1,111,364
Canada	67,647	103,523	133,880	202,704
Other countries	33,300	38,374	70,602	79,959
Total	$610,346	$691,702	$1,252,250	$1,394,027

Other countries consist of Mexico, Australia and New Zealand.

9.    OTHER EXPENSE, NET

Other expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(275)	$(264)	$179	$(173)
Foreign currency transactions loss	148	574	671	627
Other, net	182	70	209	170
Total other expense, net	$55	$380	$1,059	$624

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

10.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to December 31, 2015 through the date the financial statements were issued.
On January 4, 2016, the Company acquired substantially all of the net assets of HUB Industrial Supply ("HUB") for a purchase price of $33,000. The Company funded this acquisition from borrowings under the revolving credit facility at a variable interest rate. HUB is a distributor of consumable industrial products and will be included in the Service Center Based Distribution Segment from January 4, 2016.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and six-month periods ended December 31, 2015 and 2014, and of consolidated cash flows for the six-month periods ended December 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2015, and the related statements of consolidated income, consolidated comprehensive income, consolidated shareholders’ equity, and consolidated cash flows for the year then ended (not presented herein); and in our report dated August 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
January 29, 2016

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,700 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2016, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 564 facilities.

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

Overview
Consolidated sales for the quarter ended December 31, 2015 decreased $81.4 million or 11.8% compared to the prior year quarter. Operating margin of 6.3% of sales, was down from 6.8% for the same quarter in the prior year. Net income of $23.9 million decreased 19.4% compared to the prior year quarter. Shareholders' equity was $707.6 million at December 31, 2015, down from the June 30, 2015 level of $741.3 million. The current ratio was 3.5 to 1 at December 31, 2015 and 2.7 to 1 at June 30, 2015.

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

The MCU (total industry), PMI and IP indices have generally trended lower over the past several months correlating with the overall downturn in the industrial economy as follows:

	Index Reading
Month	MCU	PMI	IP
October	77.7	50.1	106.2
November	76.9	48.6	106.1
December	76.5	48.2	106.0

The number of Company employees was 5,716 at December 31, 2015, 5,839 at June 30, 2015, and 5,990 at December 31, 2014. The number of operating facilities totaled 564 at December 31, 2015, 565 at June 30, 2015, and 570 at December 31, 2014.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2015 and 2014

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2015	2014
Net Sales	100.0%	100.0%	(11.8)%
Gross Profit	28.4%	28.3%	(11.5)%
Selling, Distribution & Administrative	22.1%	21.5%	(9.5)%
Operating Income	6.3%	6.8%	(18.0)%
Net Income	3.9%	4.3%	(19.4)%

During the quarter ended December 31, 2015, sales decreased $81.4 million or 11.8% compared to the prior year quarter, with unfavorable foreign currency translation accounting for $21.7 million or 3.1%, offset by sales from acquisitions of $12.6 million or 1.8%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were down $72.3 million or 10.5% during the quarter with 62 selling days in both quarters ended December 31, 2015 and December 31, 2014. Of the 10.5% decrease, 6.7% is in our upstream oil and gas-focused subsidiaries and 3.8% is within our traditional core operations.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $61.7 million or 10.8%. Acquisitions within this segment increased sales by $6.6 million or 1.2%, while unfavorable foreign currency translation decreased sales by $18.1 million or 3.2%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $50.2 million or 8.8%, the majority of which relates to the upstream oil and gas-focused subsidiaries, as the traditional core operations had a decrease of only 1.6%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $19.7 million or 16.1% during the quarter from the same period in the prior year. Acquisitions within this segment increased sales by $6.0 million or 4.9%, while unfavorable foreign currency translation decreased sales by $3.6 million or 2.9%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $22.1 million or 18.1%, primarily attributed to weakness in sales in our U.S. and Western Canada Fluid Power Businesses.

Sales in our U.S. operations were down $40.4 million or 7.3%, while acquisitions added $12.6 million or 2.3%. Excluding the impact of businesses acquired, U.S. sales were down $53.0 million or 9.6%, of which 4.5% is from our upstream oil and gas-focused subsidiaries and 5.1% is within our traditional core operations. Sales from our Canadian operations decreased $35.9 million or 34.7% with unfavorable foreign currency translation decreasing Canadian sales by $14.4 million or 14.0%. Prior to the impact of foreign currency translation, Canadian sales were down $21.5 million or 20.7%, primarily due to a 20.9% decrease related to upstream oil and gas operations offset by a 0.2% increase from the traditional core operations. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, decreased $5.1 million or 13.2% compared to the same quarter in the prior year. Unfavorable foreign currency translation decreased other country sales by $7.3 million or 19.0%. Prior to the impact of currency translation, other country sales were up $2.2 million or 5.8% compared to the same quarter in the prior year.

During the quarter ended December 31, 2015, industrial products and fluid power products accounted for 73.7% and 26.3%, respectively, of sales as compared to 74.1% and 25.9%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 28.4% compared to the prior year's quarter of 28.3%. The increase in gross profit margin is attributable to improved freight management and the impact from acquisitions.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 22.1% of sales in the quarter ended December 31, 2015 increasing compared to 21.5% in the prior year quarter. SD&A decreased $14.1 million or 9.5% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended December 31, 2015 by $4.9 million or 3.3% compared to the prior year quarter. Additional SD&A from businesses acquired added $3.6 million or 2.4% of SD&A expenses including $0.3 million associated with intangibles amortization. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A declined $12.8 million or 8.6% during the quarter ended December 31, 2015 compared to the prior year quarter as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount is down by over 300 associates from December 2014 to December 2015. Total salaries and wages were down $7.9 million for the quarter ended December 31, 2015 compared to the prior year quarter, while all other expenses within SD&A were down $6.2 million. Operating income decreased $8.4 million or 18.0%, and as a percent of sales decreased to 6.3% from 6.8% during the same quarter in the prior year.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.6% in the current year quarter from 6.1% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power Business segment decreased to 8.5% in the current year quarter from 10.0% in the prior year quarter. These decreases are primarily attributable to a decline in sales without a commensurate decline in each business segment's SD&A expenses.

Other expense was $0.1 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.3 million, offset by $0.1 million net unfavorable foreign currency transaction losses as well as $0.2 million of expense from other items. During the prior year quarter, other expense was $0.4 million which included net unfavorable foreign currency transaction losses of $0.6 million as well as $0.1 million of expense from other items, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.3 million.

The effective income tax rate was 33.8% for the quarter ended December 31, 2015 compared to 33.2% for the quarter ended December 31, 2014. This increase is due to lower foreign earnings and discrete tax items negatively impacting the rate. We expect our full year effective tax rate for fiscal 2016 to be in the 34.4% to 34.8% range.

As a result of the factors discussed above, net income decreased $5.8 million or 19.4% compared to the prior year quarter. Net income was $0.61 per share for the quarter ended December 31, 2015, compared to $0.72 in the prior year quarter, a decrease of 15.3%. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

Six months Ended December 31, 2015 and 2014

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2015	2014
Net Sales	100.0%	100.0%	(10.2)%
Gross Profit	28.3%	28.0%	(9.3)%
Selling, Distribution & Administrative	21.9%	21.4%	(7.7)%
Operating Income	6.3%	6.7%	(14.6)%
Net Income	3.9%	4.2%	(18.0)%

During the six months ended December 31, 2015, sales decreased $141.8 million or 10.2% compared to the same period in the prior year, with unfavorable foreign currency translation accounting for $44.5 million or 3.2%, offset by sales from acquisitions of $25.6 million or 1.8%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were down down $122.9 million or 8.8% during the period with 126 selling days in both periods ended December 31, 2015 and

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

December 31, 2014. Of the 8.8% decrease, 5.8% is in our upstream oil and gas-focused subsidiaries and 3.0% is within our traditional core operations.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $103.1 million or 9.0% during the six months ended December 31, 2015 from the same period in the prior year. Acquisitions within this segment increased sales by $19.6 million or 1.7%, while unfavorable foreign currency translation decreased sales by $37.3 million or 3.3%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $85.4 million or 7.4%, of which 7.1% is from the upstream oil and gas-focused subsidiaries.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $38.7 million or 15.5% during the six months ended December 31, 2015 from the same period in the prior year. Acquisitions within this segment increased sales by $6.0 million or 2.4%, while unfavorable foreign currency translation decreased sales by $7.2 million or 2.9%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $37.5 million or 15.0%, primarily attributed to weakness in sales in our U.S. and Western Canada Fluid Power Businesses.

During the six months ended December 31, 2015, sales in our U.S. operations were down $63.6 million or 5.7%, while acquisitions added $25.6 million or 2.3%. Excluding the impact of businesses acquired, U.S. sales were down $89.2 million or 8.0%, of which 4.0% is from our upstream oil and gas-focused subsidiaries and 4.0% is within our traditional core operations. Sales from our Canadian operations decreased $68.8 million or 34.0%, with unfavorable foreign currency translation decreasing Canadian sales by $27.8 million or 13.7%. Prior to the impact of foreign currency translation, Canadian sales were down $41.0 million or 20.3%, of which 18.0% is related to the upstream oil and gas operations and 2.3% is from the traditional core operations. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, decreased $9.4 million or 11.7% compared to the same period in the prior year. Unfavorable foreign currency translation decreased other country sales by $16.7 million or 20.9%. Prior to the impact of foreign currency translation, other country sales were up $7.3 million or 9.2% during the period.

During the six months ended December 31, 2015, industrial products and fluid power products accounted for 73.2% and 26.8%, respectively, of sales as compared to 73.5% and 26.5%, respectively, for the same period in the prior year.

Our gross profit margin for the period was 28.3%, increasing compared to the prior year period's of 28.0%. The increase in gross profit margin is attributable to improved freight management and the impact from acquisitions.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.9% of sales for the six months ended December 31, 2015, increasing from 21.4% in the prior year period. SD&A decreased $22.9 million or 7.7% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the six months ended December 31, 2015 by $10.7 million or 3.6% compared to the prior year period. Additional SD&A from businesses acquired in the current year added $6.9 million or 2.3% of SD&A expenses, including $1.0 million associated with intangibles amortization. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A declined $19.1 million or 6.4% during the six months ended December 31, 2015 compared to the same period in the prior year as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount is down by over 300 associates from December 2014 to December 2015. We incurred severance expense of $0.9 million for the six months ended December 31, 2015.

Operating income decreased $13.6 million or 14.6%, and as a percent of sales decreased to 6.3% from 6.7% in the prior year period.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.5% in the current year period from 6.3% in the prior year period. Operating income as a percentage of sales for the Fluid Power Business segment decreased to 9.0% in the current year period from 10.1% in the prior year period. These decreases are primarily attributable to a decline in sales without a commensurate decline in each business segment's SD&A expenses.

Other expense was $1.1 million in the period which included net unfavorable foreign currency transaction losses of $0.7 million, unrealized losses on investments held by non-qualified deferred compensation trusts of $0.2 million, and $0.2 million

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

of expense from other items. During the prior year period, other expense was $0.6 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million offset by net unfavorable foreign currency transaction losses of $0.6 million and $0.2 million of expense from other items.

The effective income tax rate was 34.8% for the six months ended December 31, 2015 compared to 33.7% for the prior year period ended December 31, 2014. This increase is due to lower foreign earnings and discrete tax items negatively impacting the rate. We expect our full year effective tax rate for fiscal 2016 to be in the 34.4% to 34.8% range.

As a result of the factors addressed above, net income decreased $10.6 million or 18.0% compared to the prior year period. Net income per share was $1.22 per share for the six months ended December 31, 2015, compared to $1.41 in the prior year period, a decrease of 13.5%. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2015, we had $367.0 million in outstanding borrowings. At June 30, 2015, we had $321.0 million in outstanding borrowings. The additional borrowings were used to fund acquisitions and stock repurchases since June 30, 2015. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of December 31, 2015 by tax jurisdiction.

Country	Amount
United States	$10,348
Canada	35,606
Other countries	9,680
Total	$55,634

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At December 31, 2015, all foreign earnings are considered permanently reinvested.

The Company's working capital at December 31, 2015 was $559.5 million, compared to $535.9 million at June 30, 2015. The current ratio was 3.5 to 1 at December 31, 2015 and 2.7 to 1 at June 30, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2015	2014
Operating Activities	$32,943	$1,173
Investing Activities	(28,793)	(173,265)
Financing Activities	(13,443)	136,792
Exchange Rate Effect	(4,543)	(2,705)
Decrease in Cash and Cash Equivalents	$(13,836)	$(38,005)

Net cash provided by operating activities was $32.9 million for the six months ended December 31, 2015 as compared to $1.2 million provided by operating activities in the prior period. The increase in cash provided is due primarily to decreased working capital needs due to lower receivables levels and decreases in operating inventories due to lower sales levels as compared to the prior period. Overall, cash from operating activities is expected to improve throughout the remainder of fiscal 2016.

Net cash used in investing activities during the six months ended December 31, 2015 is less than the prior period as fewer dollars were spent on acquisitions in the current period.

Net cash used by financing activities was $13.4 million for the six months ended December 31, 2015 versus $136.8 million provided by financing activities in the prior period. Lower borrowing needs, primarily due to fewer dollars spent on acquisitions, contributed to the decrease in cash from financing activities. We added $46.0 million in net borrowings in the current period compared to $178.6 million in net borrowings in the prior period. Further, cash was used in the current period for the purchase of treasury shares in the amount of $27.8 million and dividends paid in the amount of $21.4 million. In the prior period, less cash was utilized for the purchases of treasury shares and dividends.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 250,000 shares of treasury stock on the open market in the three months ended December 31, 2015 for $9.8 million. During the six months ended December 31, 2015 we acquired 701,100 shares of treasury stock for $27.8 million. At December 31, 2015, we had authorization to repurchase an additional 546,200 shares. During the six months ended December 31, 2014, we acquired 463,900 shares of treasury stock on the open market for $21.9 million.

Borrowing Arrangements
In December 2015, the Company entered into a new five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2015, the Company had $125.0 million outstanding under the term loan and $70.0 million outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $3.7 million to secure certain insurance obligations, totaled $176.3 million at December 31, 2015, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of December 31, 2015 was 1.44%. The weighted average interest rate on the revolving credit facility outstanding as of December 31, 2015 was 1.31%.

The new credit facility replaced the Company's previous term loan and revolving credit facility agreements. The Company had $96.9 million outstanding at June 30, 2015 under the previous term loan agreement, which carried a variable interest rate tied to LIBOR and was 1.19% at June 30, 2015. At June 30, 2015, the Company had $52.0 million outstanding under the previous revolving credit facility. Unused lines under this facility, net of outstanding letters of credit of $3.8 million to secure certain insurance obligations, totaled $94.2 million at June 30, 2015 and were available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the revolving credit facility outstanding as of June 30, 2015 was 1.15%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.0 million as of December 31, 2015 and $1.8 million as of June 30, 2015, in order to secure certain insurance obligations.

In April 2014, the Company assumed $2.4 million of debt as a part of its headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2015 and June 30, 2015, $2.0 million and $2.1 million was outstanding, respectively.

At December 31, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of December 31, 2015, $50.0 million in additional financing was available under this facility.

Accounts Receivable Analysis
The following tables are included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	December 31,	June 30,
	2015	2015
Accounts receivable, gross	$341,181	$386,926
Allowance for doubtful accounts	11,894	10,621
Accounts receivable, net	$329,287	$376,305
Allowance for doubtful accounts, % of gross receivables	3.5%	2.7%

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Provision for losses on accounts receivable	$701	$686	$2,448	$1,102
Provision as a % of net sales	0.11%	0.10%	0.20%	0.08%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 48.6 at December 31, 2015 versus 50.0 at June 30, 2015. Accounts receivable decreased 12.5% this year, compared to a 10.2% decrease in sales in the six months ended December 31, 2015.

Approximately 3.9% of our accounts receivable balances are more than 90 days past due at December 31, 2015, a slight decrease from 4.2% at June 30, 2015. On an overall basis, our provision for losses from uncollected receivables represents 0.20% of our sales in the six months ended December 31, 2015. Historically, this percentage is around 0.10% to 0.15%, and the provision for losses from uncollected receivables represents 0.11% of sales for the three months ended December 31, 2015. The increase in the provision as a percentage of sales for the six months ended December 31, 2015 relates to $1.4 million of expense for reserves added in the first quarter of fiscal 2016 required for our subsidiaries focused on upstream oil and gas customers due to the recent downturn in the energy markets. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will decline in the remainder of fiscal 2016.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended December 31, 2015 and June 30, 2015 was 3.6 and 3.7, respectively.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at December 31, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Statement Under Private Securities Litigation Reform Act

Management’s Discussion and Analysis, and other sections of this Form 10-Q, contain statements that are forward-looking based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “guidance”, “expect”, “believe”, “plan”, “intend”, “will”, “should”, “could”, “would”, “anticipate”, “estimate”, “forecast”, “may”, "optimistic" and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.
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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2015.

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
Other than as described above, there have not been any changes in internal control over financial reporting during the six months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2015 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2015 to October 31, 2015	250,000	39.24	250,000	546,200
November 1, 2015 to November 30, 2015	0	0	0	546,200
December 1, 2015 to December 31, 2015	0	0	0	546,200
Total	250,000	39.24	250,000	546,200

(1)	During the quarter the Company did not purchase any shares in connection with the Deferred Compensation Plan.

(2)
On April 28, 2015, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. We publicly announced the authorization on April 30, 2015. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 5.	Other Information.

Warren E. "Bud" Hoffner, Vice President, General Manager-Fluid Power, was elected an officer of the Company on October 26, 2015.

ITEM 6.         Exhibits

Exhibit No.	Description
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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through December 23, 2015, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments.

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

4.5
Credit Agreement dated as of December 22, 2015, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 10.1 to the Company's Form 8-K dated December 28, 2015, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 29, 2016	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 29, 2016	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer