Form 10-Q
period 2016-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2016-05-03
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2016
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
There were 39,027,435 (no par value) shares of common stock outstanding on April 15, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net Sales	$633,172	$679,994	$1,885,422	$2,074,021
Cost of Sales	458,379	492,631	1,356,450	1,496,013
Gross Profit	174,793	187,363	528,972	578,008
Selling, Distribution and Administrative, including depreciation	143,031	143,591	417,822	441,264
Goodwill Impairment	64,794	—	64,794	—
Operating (Loss) Income	(33,032)	43,772	46,356	136,744
Interest Expense, net	2,359	2,121	6,704	5,738
Other Expense (Income), net	65	(887)	1,124	(263)
(Loss) Income Before Income Taxes	(35,456)	42,538	38,528	131,269
Income Tax Expense	9,272	13,928	35,018	43,830
Net (Loss) Income	$(44,728)	$28,610	$3,510	$87,439
Net (Loss) Income Per Share - Basic	$(1.14)	$0.70	$0.09	$2.12
Net (Loss) Income Per Share - Diluted	$(1.14)	$0.70	$0.09	$2.11
Cash dividends per common share	$0.28	$0.27	$0.82	$0.77
Weighted average common shares outstanding for basic computation	39,107	40,800	39,328	41,168
Dilutive effect of potential common shares	—	267	220	309
Weighted average common shares outstanding for diluted computation	39,107	41,067	39,548	41,477
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net (loss) income per the condensed statements of consolidated income	$(44,728)	$28,610	$3,510	$87,439

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	13,014	(26,105)	(21,245)	(62,768)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	130	71	387	214
Unrealized gain (loss) on investment securities available for sale	39	(9)	(24)	44
Total of other comprehensive income (loss), before tax	13,183	(26,043)	(20,882)	(62,510)
Income tax expense related to items of other comprehensive income	65	24	143	98
Other comprehensive income (loss), net of tax	13,118	(26,067)	(21,025)	(62,608)
Comprehensive (loss) income, net of tax	$(31,610)	$2,543	$(17,515)	$24,831
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2016	June 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$62,932	$69,470
Accounts receivable, less allowances of $11,479 and $10,621	354,553	376,305
Inventories	346,979	362,419
Other current assets	39,377	37,816
Total current assets	803,841	846,010
Property, less accumulated depreciation of $162,425 and $164,343	108,132	104,447
Identifiable intangibles, net	195,726	198,828
Goodwill	199,236	254,406
Deferred tax assets	10,109	10,980
Other assets	17,295	17,885
TOTAL ASSETS	$1,334,339	$1,432,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$134,871	$179,825
Current portion of long term debt	3,351	3,349
Compensation and related benefits	51,401	63,780
Other current liabilities	62,852	63,118
Total current liabilities	252,475	310,072
Long-term debt	367,820	317,646
Postemployment benefits	19,282	19,627
Other liabilities	37,920	43,883
TOTAL LIABILITIES	677,497	691,228
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	161,735	160,072
Retained earnings	940,696	969,548
Treasury shares—at cost (15,186 and 14,308 shares)	(374,393)	(338,121)
Accumulated other comprehensive loss	(81,196)	(60,171)
TOTAL SHAREHOLDERS’ EQUITY	656,842	741,328
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,334,339	$1,432,556
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$3,510	$87,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	12,041	12,792
Amortization of intangibles	19,065	19,412
Goodwill Impairment	64,794	—
Unrealized foreign exchange transactions loss (gain)	494	(790)
Amortization of stock options and appreciation rights	1,241	1,381
Loss on sale of property	275	45
Other share-based compensation expense	2,073	1,123
Changes in operating assets and liabilities, net of acquisitions	(16,231)	(83,601)
Other, net	3,097	1,511
Net Cash provided by Operating Activities	90,359	39,312
Cash Flows from Investing Activities
Property purchases	(9,441)	(11,009)
Proceeds from property sales	372	451
Acquisition of businesses, net of cash acquired	(56,142)	(166,479)
Net Cash used in Investing Activities	(65,211)	(177,037)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	23,000	51,000
Long-term debt borrowings	125,000	170,238
Long-term debt repayments	(97,826)	(2,274)
Purchases of treasury shares	(37,464)	(59,235)
Dividends paid	(32,342)	(31,807)
Acquisition holdback payments	(10,658)	(995)
Other, net	1,191	770
Net Cash (used in) provided by Financing Activities	(29,099)	127,697
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,587)	(5,996)
Decrease in Cash and Cash Equivalents	(6,538)	(16,024)
Cash and Cash Equivalents at Beginning of Period	69,470	71,189
Cash and Cash Equivalents at End of Period	$62,932	$55,165
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2016, and the results of its operations for the three and nine month periods ended March 31, 2016 and 2015 and its cash flows for the nine month periods ended March 31, 2016 and 2015, have been included. The condensed consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Operating results for the three and nine month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2016.

Change in Accounting Principle - Deferred Income Taxes
In November 2015, the FASB issued its final standard on the simplification of the presentation of deferred income taxes. The standard, issued as ASU 2015-17, requires that deferred tax liabilities and assets be classified as non-current in the condensed consolidated balance sheet. This update is effective for financial statement periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2015-17 in the second quarter of fiscal 2016. The Company applied the new standard retrospectively to the prior period presented in the Condensed Consolidated Balance Sheets; the impact of this change in accounting principle on balances previously reported as of June 30, 2015 was as follows:

	As of June 30, 2015
Balance Sheet Line Item	As Previously Reported	Restated	Change
Other current assets	$51,111	$37,816	$(13,295)
Deferred tax assets	$97	$10,980	$10,883
Other liabilities	$46,295	$43,883	$(2,412)
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

Other Recently Adopted Accounting Guidance
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
The standard, issued as Accounting Standards Update (ASU) 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." In August 2015, the FASB issued ASU 2015-14 to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the update is effective for financial statement periods beginning after December 15, 2017. Early adoption is permitted, but not before financial statement periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08 and ASU 2016-10, which affect the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model. ASU 2016-08 and ASU 2016-10 include clarification on the guidance related to implementation of principal versus agent considerations, identifying performance obligations and licensing implementation. The Company has not determined the collective impact of these pronouncements on its financial statements and related disclosures.

In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. This update is effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of this guidance will result in the reclassification of the unamortized debt issuance costs on the consolidated balance sheets, which were $531 and $394 at March 31, 2016 and June 30, 2015, respectively.

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

In January 2016, the FASB issued its final standard on financial instruments. This standard, issued as ASU 2016-01, enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The update is effective for financial statement periods beginning after December 15, 2017, with earlier application permitted for only certain aspects of the standard; earlier application of the remaining aspects is not permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. The core principle of this update is that a "lessee should recognize the assets and liabilities that arise from leases." This update is effective for financial statement periods beginning after December 15, 2018, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

In March 2016, the FASB issued its final standard on simplifying the accounting for share-based payment awards. This standard, issued as ASU 2016-09, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. This update is effective for financial statement periods beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

2.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2016 Acquisitions
On January 4, 2016, the Company acquired substantially all of the net assets of HUB Industrial Supply ("HUB"), a distributor of consumable industrial products operating from three locations - Lake City, FL, Indianapolis, IN, and Las Vegas, NV. On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc. ("Atlantic Fasteners"), a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. HUB and Atlantic Fasteners are both included in the Service Center Based Distribution segment. On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM"). SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and is included in the Fluid Power Businesses Segment. The total combined consideration for these acquisitions was approximately $59,900, net tangible assets acquired were $22,100, and intangibles including goodwill were $37,800 based upon preliminary estimated fair values at the acquisition dates, which are subject to adjustment. The total combined consideration includes $3,750 of acquisition holdback payments, included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times through October 2018. The Company funded the amounts paid for the acquisitions at closing from borrowings under the revolving credit facility at variable interest rates. The acquisition prices and the results of operations for the acquired entities are not material in relation to the Company's consolidated financial statements.
Fiscal 2015 Acquisitions
On July 1, 2014, the Company acquired 100% of the outstanding stock of Knox Oil Field Supply Inc. (“Knox”), headquartered in San Angelo, Texas, for total consideration of $132,000, including cash paid of $118,000 at closing. The primary reason for the acquisition of Knox is to complement and expand the Company’s capabilities to serve the upstream oil and gas industry in the United States. As a distributor of oilfield supplies and related services, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by drawing $120,000 from the previously uncommitted shelf facility with Prudential Investment Management at a fixed interest rate of 3.19% with an average seven year life. The remaining $14,000 purchase price will be paid as acquisition holdback payments on the first three anniversaries of the acquisition with interest at a fixed rate of 1.50%; $7,100 was paid on the first anniversary in the first quarter of fiscal 2016.

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
None of the goodwill acquired is deductible for income tax purposes. The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from the acquisition of Knox.
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

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the nine month period ended March 31, 2016 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2015	$253,477	$929	$254,406
Goodwill acquired during the period	14,939	3,259	18,198
Impairment	(64,794)	—	(64,794)
Other, primarily currency translation	(8,574)	—	(8,574)
Balance at March 31, 2016	$195,048	$4,188	$199,236

The Company has seven (7) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2016.  The Company concluded that five (5) of the reporting units’ fair value substantially exceeded their carrying amounts. The carrying value for two (2) reporting units (Canada service center and Australia/New Zealand service center) exceeded the fair value, indicating there may be goodwill impairment.  The fair values of the reporting units in accordance with Step one of the goodwill impairment test were determined using the Income and Market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

to be generated by market participants and then adjusted for time value of money factors. The Market approach utilized an analysis of comparable publicly traded companies.

Step two of the goodwill impairment test compares the fair value of the reporting unit goodwill with the carrying amount of goodwill.  The implied fair value of goodwill is determined in the same manner as in a business combination.  The fair value of the reporting unit from Step one is allocated to all of the assets and liabilities of the reporting unit, including unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Step two of the goodwill impairment test for the Canada service center reporting unit was completed in the third quarter of fiscal 2016.  The analysis resulted in a goodwill impairment of $56,022 for the Canada service center reporting unit.  The non-cash impairment charge is the result of the overall decline in the industrial economy in Canada coupled with the substantial and sustained decline in the oil and gas sector during calendar year 2015.  This has led to reduced spending by customers and reduced revenue expectations.  The uncertainty regarding the oil and gas industries and overall industrial economy in Canada has also led the reporting unit to reduce expectations.  The remaining goodwill for the Canada service center reporting unit at March 31, 2016 is $28,039.

Step two of the goodwill impairment test for the Australia/New Zealand reporting unit was completed in the third quarter of fiscal 2016.  The analysis concluded that all of the Australia/New Zealand reporting unit’s goodwill was impaired, and therefore the Company recorded a non-cash impairment expense of $8,772 in the third quarter of fiscal 2016.  The impairment charge is primarily the result of the decline in the mining and extraction industries in Australia, reduced spending by customers, and the effects of reduced revenue expectations.

The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the measurement date. Assumptions in estimating future cash flows are subject to a degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the measurement date.  The Company evaluates the appropriateness of its assumptions and overall forecasts by comparing projected results of upcoming years with actual results of preceding years.  Key Level 3 based assumptions relate to pricing trends, inventory costs, customer demand, and revenue growth.  A number of benchmarks from independent industry and other economic publications were also used.  Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where additional impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

At March 31, 2016, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 related to the Fluid Power Businesses segment and $64,794 related to the Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2016	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$236,637	$79,541	$157,096
Trade names	45,143	15,422	29,721
Vendor relationships	14,217	7,873	6,344
Non-competition agreements	4,867	2,302	2,565
Total Identifiable Intangibles	$300,864	$105,138	$195,726

June 30, 2015	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$225,332	$65,789	$159,543
Trade names	42,689	13,187	29,502
Vendor relationships	14,465	7,258	7,207
Non-competition agreements	4,578	2,002	2,576
Total Identifiable Intangibles	$287,064	$88,236	$198,828

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the nine month period ended March 31, 2016, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$15,341	15.0
Trade names	3,459	15.0
Non-competition agreements	765	5.0
Total Intangibles Acquired	$19,565	14.6

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2016) for the next five years is as follows: $6,700 for the remainder of 2016, $24,700 for 2017, $22,500 for 2018, $20,700 for 2019, $18,900 for 2020 and $17,400 for 2021.

4.     DEBT

In December 2015, the Company entered into a new five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2016, the Company had $124,219 outstanding under the term loan and $75,000 outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $3,718 to secure certain insurance obligations, totaled $171,282 at March 31, 2016, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of March 31, 2016 was 1.44%. The weighted average interest rate on the revolving credit facility outstanding as of March 31, 2016 was 1.37%.

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

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,000 as of March 31, 2016 and $1,841 as of June 30, 2015, in order to secure certain insurance obligations.

Other Long-Term Borrowings
In April 2014, the Company assumed $2,359 of debt as a part of its headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2016 and June 30, 2015, $1,952 and $2,120 was outstanding, respectively.
At March 31, 2016 and June 30, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of March 31, 2016, $50,000 in additional financing was available under this facility.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2016 and June 30, 2015 totaled $8,845 and $9,330, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in Other Assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the debt outstanding under the shelf facility agreement with Prudential Investment Management approximates carrying value at both March 31, 2016 and June 30, 2015. (Level 2 in the fair value hierarchy)
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximated fair value at both March 31, 2016 and June 30, 2015 (Level 2 in the fair value hierarchy).

6.    INCOME TAXES

The effective income tax rate was a negative 26.2% for the quarter ended March 31, 2016 compared to 32.7% for the quarter ended March 31, 2015. The effective income tax rate was 90.9% for the nine months ended March 31, 2016 compared to 33.4% for the prior year period ended March 31, 2015. The current year effective tax rates are due to the recording of $64,794 of goodwill impairment during the quarter, of which $61,252 is not tax deductible. The goodwill impairment decreased the effective tax rate for the quarter ended March 31, 2016 by 61.2% and increased the effective tax rate for the nine months ended March 31, 2016 by 56.0%. The remaining increase in the effective tax rates, adjusted for goodwill impairment, between the current and prior year periods was due to lower foreign earnings and discrete tax items negatively impacting the rate.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Income (Loss)

Changes in the accumulated other comprehensive income (loss), are comprised of the following:

	Three Months Ended March 31, 2016
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(91,503)	$(45)	$(2,766)	$(94,314)
Other comprehensive income	13,014	25	—	13,039
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	79	79
Net current-period other comprehensive income, net of taxes	13,014	25	79	13,118
Balance at March 31, 2016	$(78,489)	$(20)	$(2,687)	$(81,196)

	Nine Months Ended March 31, 2016
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other comprehensive loss	(21,245)	(16)	—	(21,261)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	236	236
Net current-period other comprehensive (loss) income, net of taxes	(21,245)	(16)	236	(21,025)
Balance at March 31, 2016	$(78,489)	$(20)	$(2,687)	$(81,196)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Other Comprehensive Income (Loss)

Details of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2016			2015
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$13,014	$—	$13,014	$(26,105)	$—	$(26,105)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	130	51	79	71	27	44
Unrealized gain (loss) on investment securities available for sale	39	14	25	(9)	(3)	(6)
Other comprehensive income (loss)	$13,183	$65	$13,118	$(26,043)	$24	$(26,067)

	Nine Months Ended March 31,
	2016			2015
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(21,245)	$—	$(21,245)	$(62,768)	$—	$(62,768)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	387	151	236	214	83	131
Unrealized gain (loss) on investment securities available for sale	(24)	(8)	(16)	44	15	29
Other comprehensive income (loss)	$(20,882)	$143	$(21,025)	$(62,510)	$98	$(62,608)

Anti-dilutive Common Stock Equivalents
In the three month period ended March 31, 2015, stock options and stock appreciation rights related to 450 thousand shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the nine month periods ended March 31, 2016 and 2015, stock options and stock appreciation rights related to 775 and 487 thousand shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$23	$24	$5	$13
Interest cost	216	224	18	24
Expected return on plan assets	(122)	(124)	—	—
Recognized net actuarial loss (gain)	228	140	(52)	(22)
Amortization of prior service cost	21	21	(67)	(68)
Net periodic cost	$366	$285	$(96)	$(53)

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$69	$73	$17	$39
Interest cost	648	672	56	71
Expected return on plan assets	(368)	(371)	—	—
Recognized net actuarial loss (gain)	685	419	(158)	(66)
Amortization of prior service cost	64	64	(203)	(203)
Net periodic cost	$1,098	$857	$(288)	$(159)

The Company contributed $5,085 to its pension benefit plans and $128 to its retiree health care plans in the nine months ended March 31, 2016. Expected contributions for the remainder of fiscal 2016 are $220 for the pension benefit plans to fund scheduled retirement payments and $40 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

9.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,574 and $6,124, in the three months ended March 31, 2016 and 2015, respectively, and $16,032 and $17,760 in the nine months ended March 31, 2016 and 2015, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2016
Net sales	$524,074	$109,098	$633,172
Operating income for reportable segments	22,465	9,701	32,166
Depreciation and amortization of property	3,710	321	4,031
Capital expenditures	3,472	232	3,704

March 31, 2015
Net sales	$557,088	$122,906	$679,994
Operating income for reportable segments	33,788	11,751	45,539
Depreciation and amortization of property	4,129	332	4,461
Capital expenditures	2,801	402	3,203

Nine Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2016
Net sales	$1,565,587	$319,835	$1,885,422
Operating income for reportable segments	79,767	28,708	108,475
Assets used in business	1,124,228	210,111	1,334,339
Depreciation and amortization of property	11,023	1,018	12,041
Capital expenditures	8,783	658	9,441

March 31, 2015
Net sales	$1,701,722	$372,299	$2,074,021
Operating income for reportable segments	105,903	36,908	142,811
Assets used in business	1,256,266	209,887	1,466,153
Depreciation and amortization of property	11,741	1,051	12,792
Capital expenditures	9,875	1,134	11,009

Enterprise resource planning system (ERP) related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating (loss) income for reportable segments to consolidated (loss) income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Operating income for reportable segments	$32,166	$45,539	$108,475	$142,811
Adjustment for:
Intangible amortization—Service Center Based Distribution	5,284	4,811	14,568	14,696
Intangible amortization—Fluid Power Businesses	1,457	1,542	4,497	4,716
Goodwill Impairment—Service Center Based Distribution	64,794	—	64,794	—
Corporate and other income, net	(6,337)	(4,586)	(21,740)	(13,345)
Total operating (loss) income	(33,032)	43,772	46,356	136,744
Interest expense, net	2,359	2,121	6,704	5,738
Other expense (income), net	65	(887)	1,124	(263)
(Loss) Income before income taxes	$(35,456)	$42,538	$38,528	$131,269

The change in corporate and other income, net is due to changes in the amounts of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Geographic Areas:
United States	$537,931	$562,563	$1,585,699	$1,673,927
Canada	60,553	79,957	194,434	282,661
Other countries	34,688	37,474	105,289	117,433
Total	$633,172	$679,994	$1,885,422	$2,074,021

Other countries consist of Mexico, Australia and New Zealand.

10.    OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Unrealized (gain) loss on assets held in rabbi trust for a nonqualified deferred compensation plan	$(75)	$(245)	$104	$(418)
Foreign currency transactions loss (gain)	307	(474)	978	153
Other, net	(167)	(168)	42	2
Total other expense (income), net	$65	$(887)	$1,124	$(263)

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed statements of consolidated operations and consolidated comprehensive (loss) income for the three-month and nine-month periods ended March 31, 2016 and 2015, and of condensed consolidated cash flows for the nine-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
May 3, 2016

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With over 5,600 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2016, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 563 facilities.

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

Overview
Consolidated sales for the quarter ended March 31, 2016 decreased $46.8 million or 6.9% compared to the prior year quarter. The Company incurred an operating loss of $33.0 million, or a negative operating margin of 5.2% of sales, during the quarter ended March 31, 2016, compared to operating income of $43.8 million, or operating margin of 6.4% of sales for the same quarter in the prior year. The operating loss is due to a non-cash impairment charge recorded during the quarter totaling $64.8 million related to the goodwill associated with the Company's Canada and Australia/New Zealand reporting units within the Service Center Based Distribution segment. Therefore, the Company had a net loss of $44.7 million for the quarter ended March 31, 2016, compared to net income of $28.6 million for the prior year quarter. Shareholders' equity was $656.8 million at March 31, 2016, down from the June 30, 2015 level of $741.3 million. The current ratio was 3.2 to 1 at March 31, 2016 and 2.7 to 1 at June 30, 2015.

During the quarter ended March 31, 2016, the Company recorded charges of $7.0 million for restructuring activities within the Service Center Based Distribution segment to reduce headcount and consolidate locations. Of the total, $3.6 million related to inventory reserves for excess and obsolete inventory recorded within cost of sales, and $3.4 million related to severance and facility consolidation recorded within selling, distribution and administrative expense.

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

The MCU (total industry) and IP indices have generally trended lower over the past several months correlating with the overall downturn in the industrial economy. The MCU for March 2016 was 74.8, down from the December 2015 revised reading of 75.4. The ISM PMI registered 51.8 in March, an increase from a revised 48.0 in December, and above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
January	75.8	48.2	103.5
February	75.3	49.5	103.4
March	74.8	51.8	103.1

The number of Company employees was 5,635 at March 31, 2016, 5,839 at June 30, 2015, and 5,907 at March 31, 2015. The number of operating facilities totaled 563 at March 31, 2016, 565 at June 30, 2015, and 571 at March 31, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2016 and 2015

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase/(Decrease)
	As a Percent of Net Sales
	2016	2015
Net Sales	100.0%	100.0%	(6.9)%
Gross Profit	27.6%	27.6%	(6.7)%
Selling, Distribution & Administrative	22.6%	21.1%	(0.4)%
Operating Income	(5.2)%	6.4%	(175.5)%
Net Income	(7.1)%	4.2%	(256.3)%

During the quarter ended March 31, 2016, sales decreased $46.8 million or 6.9% compared to the prior year quarter, with unfavorable foreign currency translation accounting for $12.4 million or 1.8% of the decrease, offset by sales from acquisitions of $15.5 million or 2.3%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were down $49.9 million or 7.4% during the quarter. Of the 7.4% decrease, 4.7% is in our upstream oil and gas-focused operations and 2.7% is within our traditional core operations. There were 63.5 selling days in the quarter ended March 31, 2016 and 63 selling days in the quarter ended March 31, 2015.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $33.0 million or 5.9%. Acquisitions within this segment increased sales by $9.7 million or 1.7%, while unfavorable foreign currency translation decreased sales by $10.3 million or 1.8%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $32.4 million or 5.8%, the majority of which relates to the upstream oil and gas-focused operations, as the traditional core operations had a decrease of only 1.1%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $13.8 million or 11.2% during the quarter from the same period in the prior year. Acquisitions within this segment increased sales by $5.8 million or 4.7%, while unfavorable foreign currency translation decreased sales by $2.1 million or 1.7%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $17.5 million or 14.2%, primarily attributed to weakness in sales in our U.S. and Western Canada Fluid Power Businesses.

Sales in our U.S. operations were down $24.6 million or 4.4%, while acquisitions added $15.5 million or 2.8%. Excluding the impact of businesses acquired, U.S. sales were down $40.1 million or 7.2%, of which 3.6% is from our upstream oil and gas-focused operations and 3.6% is within our traditional core operations. Sales from our Canadian operations decreased $19.4 million or 24.3%, with unfavorable foreign currency translation decreasing Canadian sales by $6.7 million or 8.3%. Prior to the impact of foreign currency translation, Canadian sales were down $12.7 million or 16.0%, primarily due to a 14.2% decrease related to upstream oil and gas operations with the remaining 1.8% decrease from the traditional core operations. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, decreased $2.8 million or 7.4% compared to the same quarter in the prior year. Unfavorable foreign currency translation decreased other country sales by $5.7 million or 15.3%. Prior to the impact of currency translation, other country sales were up $2.9 million or 7.9% compared to the same quarter in the prior year, driven by growth in operations in Mexico.

During the quarter ended March 31, 2016, industrial products and fluid power products accounted for 72.7% and 27.3%, respectively, of sales as compared to 73.3% and 26.7%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter of 27.6% was the same as the prior year quarter. The gross profit margin for the current quarter was negatively impacted by $3.6 million of restructuring expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory for the upstream oil and gas-focused operations. This was offset by improved freight management and decreased scrap expense in the quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 22.6% of sales in the quarter ended March 31, 2016 compared to 21.1% in the prior year quarter. SD&A decreased $0.6 million or 0.4% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended March 31, 2016 by $2.8 million or 2.0% compared to the prior year quarter. Additional SD&A from businesses acquired added $4.6 million or 3.2% of SD&A expenses including $0.5 million associated with intangibles amortization. Further, severance expense and other restructuring charges related to consolidating facilities added $3.4 million or 2.4% of SD&A for the quarter ended March 31, 2016. Excluding the impact of businesses acquired, restructuring expenses, and the favorable currency translation impact, SD&A declined $5.8 million or 4.0% during the quarter ended March 31, 2016 compared to the prior year quarter as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount is down by almost 400 associates from March 2015 to March 2016.

During the quarter ended March 31, 2016, the Company performed its annual goodwill impairment test. As a result of this test, the Company determined that all of the goodwill associated with the Australia/New Zealand Service Center Based Distribution reporting unit was impaired as of January 1, 2016. This impairment is the result of the decline in the mining and extraction industries in Australia and the resulting reduced customer spending due to a decline in demand throughout Asia. Further, due to a sustained decline in oil prices and reduced customer spending in Canada, the Company determined that the goodwill associated with the Canada Service Center Based Distribution reporting unit was also impaired as of January 1, 2016. Accordingly, the Company recognized a combined non-cash impairment charge of $64.8 million for goodwill in the third quarter of fiscal 2016, which decreased net income by $63.8 million and earnings per share by $1.62. Changes in future results, assumptions, and estimates used in calculating the goodwill impairment test could result in additional impairment charges in future periods.

The Company had an operating loss of $33.0 million during the quarter ended March 31, 2016, which was a decrease of $76.8 million or 175.5% from operating income of $43.8 million in the prior year quarter. Excluding goodwill impairment charges, operating income as a percent of sales was 5.0%, down from 6.4% in the prior year quarter primarily due to the $7.0 million of restructuring charges incurred in the quarter ended March 31, 2016 and lower sales volume.

Operating income, before goodwill impairment charges, as a percentage of sales for the Service Center Based Distribution segment decreased to 4.3% in the current year quarter from 6.1% in the prior year quarter. This decrease is primarily attributable to the $7.0 million of restructuring charges recorded to costs of sales and SD&A during the quarter ended March 31, 2016 and lower sales volume.

Operating income as a percentage of sales for the Fluid Power Business segment decreased to 8.9% in the current year quarter from 9.6% in the prior year quarter. This decrease is primarily attributable to a decline in sales without a commensurate decline in the business segment's SD&A expenses.

Other expense was $0.1 million in the quarter, which included net unfavorable foreign currency transaction losses of $0.3 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million and $0.1 million of expense from other items. During the prior year quarter, other income was $0.9 million, which included net favorable foreign currency transaction gains of $0.5 million, unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million, as well as $0.2 million of income from other items.

The effective income tax rate was a negative 26.2% for the quarter ended March 31, 2016 compared to 32.7% for the quarter ended March 31, 2015. The negative effective tax rate is due to the recording of $64.8 million of goodwill impairment during the quarter, of which $61.3 million is not tax deductible. The goodwill impairment decreased the effective tax rate for the quarter ended March 31, 2016 by 61.2%. The remaining increase in the effective tax rate, adjusted for goodwill impairment, between the current and prior year periods was due to lower foreign earnings and discrete tax items negatively impacting the rate. We expect our effective tax rate for the fourth quarter of fiscal 2016 to be in the 34.3% to 34.7% range.

As a result of the factors discussed above, the Company incurred a net loss of $44.7 million during the quarter ended March 31, 2016, a decrease of $73.3 million compared to net income of $28.6 million the prior year quarter. Net loss per share was $1.14 per share for the quarter ended March 31, 2016, compared to net income per share of $0.70 per share in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The current period results include negative impacts on earnings per share of $1.62 per share for the goodwill impairment charge and $0.13 per share for restructuring charges. The reported net loss per share was also impacted due to lower weighted average common shares outstanding during the quarter as compared to the prior year quarter as a result of our share repurchase program.

Nine months Ended March 31, 2016 and 2015

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2016	2015
Net Sales	100.0%	100.0%	(9.1)%
Gross Profit	28.1%	27.9%	(8.5)%
Selling, Distribution & Administrative	22.2%	21.3%	(5.3)%
Operating Income	2.5%	6.6%	(66.1)%
Net Income	0.2%	4.2%	(96.0)%

During the nine months ended March 31, 2016, sales decreased $188.6 million or 9.1% compared to the same period in the prior year, with unfavorable foreign currency translation accounting for $52.5 million or 2.5%, offset by sales from acquisitions of $41.0 million or 2.0%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were down down $177.1 million or 8.6% during the period. We had 189.5 selling days in the nine months ended March 31, 2016 and 189.0 selling days in the nine months ended March 31, 2015.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $136.1 million or 8.0% during the nine months ended March 31, 2016 from the same period in the prior year. Acquisitions within this segment increased sales by $29.2 million or 1.7%, while unfavorable foreign currency translation decreased sales by $44.0 million or 2.6%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $121.3 million or 7.1%, of which 5.8% is from the upstream oil and gas-focused operations.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $52.5 million or 14.1% during the nine months ended March 31, 2016 from the same period in the prior year. Acquisitions within this segment increased sales by $11.8 million or 3.2%, while unfavorable foreign currency translation decreased sales by $8.5 million or 2.3%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $55.8 million or 15.0%, primarily attributed to weakness in sales in our U.S. and Western Canada Fluid Power Businesses.

During the nine months ended March 31, 2016, sales in our U.S. operations were down $88.2 million or 5.3%, while acquisitions added $41.0 million or 2.5%. Excluding the impact of businesses acquired, U.S. sales were down $129.2 million or 7.8%, of which 3.9% is from our upstream oil and gas-focused operations and 3.9% is within our traditional core operations. Sales from our Canadian operations decreased $88.2 million or 31.2%, with unfavorable foreign currency translation decreasing Canadian sales by $31.0 million or 11.0% . Prior to the impact of foreign currency translation, Canadian sales were down $57.2 million or 20.2%, of which 17.0% is related to the upstream oil and gas operations and 3.2% is from the traditional core operations. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, decreased $12.1 million or 10.3% compared to the same period in the prior year. Unfavorable foreign currency translation decreased other country sales by $21.5 million or 18.3%. Prior to the impact of foreign currency translation, other country sales were up $9.4 million or 8.0% during the period, driven by growth in operations in Mexico.

During the nine months ended March 31, 2016, industrial products and fluid power products accounted for 73.0% and 27.0%, respectively, of sales as compared to 73.4% and 26.6%, respectively, for the same period in the prior year.

Our gross profit margin for the period was 28.1% compared to the prior year period of 27.9%. The increase in gross profit margin is attributable to improved freight management, decreased scrap expense, and the impact from acquisitions. The gross profit margin was negatively impacted during the period by $3.6 million of restructuring expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory for the upstream oil and gas-focused operations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 22.2% of sales for the nine months ended March 31, 2016, increasing from 21.3% in the prior year period. SD&A decreased $23.4 million or 5.3% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the nine months ended March 31, 2016 by $13.5 million or 3.1% compared to the prior year period. Additional SD&A from businesses acquired in the current year added $11.5 million or 2.6% of SD&A expenses, including $1.5 million associated with intangibles amortization. Further, severance expense and other restructuring charges related to consolidating facilities added $4.4 million or 1.0% of SD&A for the nine months ended March 31, 2016. Excluding the impact of businesses acquired, restructuring expenses, and the favorable currency translation impact, SD&A declined $25.8 million or 5.8% during the nine months ended March 31, 2016 compared to the same period in the prior year as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount is down by almost 400 associates from March 2015 to March 2016. Total salaries and wages were down $11.1 million for the nine months ended March 31, 2016 compared to the prior year period, while all other expenses within SD&A were down $12.3 million.

During the nine months ended March 31, 2016, the Company performed its annual goodwill impairment test. As a result of this test, the Company determined that all of the goodwill associated with the Australia/New Zealand Service Center Based Distribution reporting unit was impaired as of January 1, 2016. This impairment is the result of the decline in the mining and extraction industries in Australia and the resulting reduced customer spending due to a decline in demand throughout Asia. Further, due to a sustained decline in oil prices and reduced customer spending in Canada, the Company determined that the goodwill associated with the Canada Service Center Based Distribution reporting unit was also impaired as of January 1, 2016. Accordingly, the Company recognized a combined non-cash impairment charge of $64.8 million for goodwill in the nine months ended March 31, 2016, which decreased net income by $63.8 million and earnings per share by $1.62. Changes in future results, assumptions, and estimates used in calculating the goodwill impairment test could result in additional impairment charges in future periods.

Operating income decreased $90.4 million or 66.1%, primarily due to goodwill impairment charges of $64.8 million. Excluding goodwill impairment charges, operating income as a percent of sales was 5.9%, down from 6.6% in the prior year quarter primarily due to the $8.0 million of restructuring charges incurred in nine months ended March 31, 2016 and lower sales volume.

Operating income, before goodwill impairment charges, as a percentage of sales for the Service Center Based Distribution segment decreased to 5.1% in the current year period from 6.2% in the prior year period. This decrease is primarily attributable to the $8.0 million of restructuring charges recorded to costs of sales and SD&A during the nine months ended March 31, 2016.

Operating income as a percentage of sales for the Fluid Power Business segment decreased to 9.0% in the current year period from 9.9% in the prior year period. This decrease is primarily attributable to a decline in sales without a commensurate decline in the business segment's SD&A expenses.

Other expense was $1.1 million in the period which included net unfavorable foreign currency transaction losses of $1.0 million and unrealized losses on investments held by non-qualified deferred compensation trusts of $0.1 million. During the prior year period, other income was $0.3 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million offset by net unfavorable foreign currency transaction losses of $0.1 million.

The effective income tax rate was 90.9% for the nine months ended March 31, 2016 compared to 33.4% for the prior year period ended March 31, 2015. The increase in the effective tax rate is due to the recording of $64.8 million of goodwill impairment during the current period, of which $61.3 million is not tax deductible. The goodwill impairment increased the effective tax rate for the nine month period ended March 31, 2016 by 56.0%. The remaining increase in the effective tax rate, adjusted for goodwill impairment, between the current and prior year periods was due to lower foreign earnings and discrete tax items negatively impacting the rate.

As a result of the factors addressed above, net income decreased $83.9 million or 96.0% compared to the prior year period. Net income per share was $0.09 per share for the nine months ended March 31, 2016, compared to $2.11 in the prior year period, an decrease of 95.7%. The current period results include negative impacts on earnings per share of $1.62 per share for goodwill

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

impairment charges and $0.14 per share for restructuring charges. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2016, we had $371.2 million in outstanding borrowings. At June 30, 2015, we had $321.0 million in outstanding borrowings. The additional borrowings were primarily used to fund acquisitions and stock repurchases since June 30, 2015. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of March 31, 2016 by tax jurisdiction.

Country	Amount
United States	$11,515
Canada	41,788
Other countries	9,629
Total	$62,932

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At March 31, 2016, all foreign earnings are considered permanently reinvested.

The Company's working capital at March 31, 2016 was $551.4 million, compared to $535.9 million at June 30, 2015. The current ratio was 3.2 to 1 at March 31, 2016 and 2.7 to 1 at June 30, 2015.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2016	2015
Operating Activities	$90,359	$39,312
Investing Activities	(65,211)	(177,037)
Financing Activities	(29,099)	127,697
Exchange Rate Effect	(2,587)	(5,996)
Decrease in Cash and Cash Equivalents	$(6,538)	$(16,024)

Net cash provided by operating activities was $90.4 million for the nine months ended March 31, 2016 as compared to $39.3 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the nine months ended March 31, 2016 is due primarily to decreased working capital needs due to lower receivables levels and decreases in operating inventories due to lower sales levels as compared to the prior period. Overall, cash from operating activities is expected to improve throughout the remainder of fiscal 2016.

Net cash used by investing activities during the nine months ended March 31, 2016 is less than the prior period as fewer dollars were spent on acquisitions in the current period.

Net cash used by financing activities was $29.1 million for the nine months ended March 31, 2016 versus $127.7 million provided by financing activities in the prior period. Lower borrowing needs, primarily due to fewer dollars spent on acquisitions, contributed to the decrease in cash from financing activities. We added $50.2 million in net borrowings in the current period compared to $219.0 million in net borrowings in the prior period. Also, cash was used in the current period for

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the purchase of treasury shares in the amount of $37.5 million and dividends paid in the amount of $32.3 million. In the prior period, $59.2 million of cash was used for the purchase of treasury shares and $31.8 million of cash was used for the payment of dividends. Further, $10.7 million of cash was used in the current period to make acquisition holdback payments, while $1.0 million was used in the prior period.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 250,000 shares of treasury stock on the open market in the three months ended March 31, 2016 for $9.7 million. During the nine months ended March 31, 2016 we acquired 951,100 shares of treasury stock for $37.5 million. At March 31, 2016, we had authorization to repurchase an additional 296,200 shares. During the nine months ended March 31, 2015, we acquired 1,334,100 shares of treasury stock on the open market for $59.2 million.

Borrowing Arrangements
In December 2015, the Company entered into a new five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2016, the Company had $124.2 million outstanding under the term loan and $75.0 million outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $3.7 million to secure certain insurance obligations, totaled $171.3 million at March 31, 2016, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of March 31, 2016 was 1.44%. The weighted average interest rate on the revolving credit facility outstanding as of March 31, 2016 was 1.37%.

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

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.0 million as of March 31, 2016 and $1.8 million as of June 30, 2015, in order to secure certain insurance obligations.

In April 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2016 and June 30, 2015, $2.0 million and $2.1 million was outstanding, respectively.

At March 31, 2016 and June 30, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%; the principal is due in equal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%; the principal is due in equal payments in October 2019 and 2023. As of March 31, 2016, $50.0 million in additional financing was available under this facility.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following tables are included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	March 31,	June 30,
	2016	2015
Accounts receivable, gross	$366,032	$386,926
Allowance for doubtful accounts	11,479	10,621
Accounts receivable, net	$354,553	$376,305
Allowance for doubtful accounts, % of gross receivables	3.1%	2.7%

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Provision for losses on accounts receivable	$1,621	$289	$4,069	$1,391
Provision as a % of net sales	0.26%	0.04%	0.22%	0.07%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations. On a consolidated basis, DSO was 50.4 at March 31, 2016 versus 50.0 at June 30, 2015. Accounts receivable decreased 5.8% this year, compared to a 9.1% decrease in sales in the nine months ended March 31, 2016.

Approximately 3.2% of our accounts receivable balances are more than 90 days past due at March 31, 2016, a decrease from 3.9% at December 31, 2015 and 4.2% at June 30, 2015. On an overall basis, our provision for losses from uncollected receivables represents 0.22% of our sales in the nine months ended March 31, 2016. Historically, this percentage is around 0.10% to 0.15%. The increase in the provision as a percentage of sales for the nine months ended March 31, 2016 relates to $2.2 million of expense for reserves added in the nine months ended March 31, 2016 required for our operations focused on upstream oil and gas customers due to the recent downturn in the energy markets. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will continue to decline in the remainder of fiscal 2016.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended March 31, 2016 and June 30, 2015 was 3.6 and 3.7, respectively.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2016.

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
Changes in Internal Control Over Financial Reporting
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company has completed its SAP implementation in its Western Canadian and U.S. Service Center Based Businesses, excluding recent acquisitions. In fiscal 2014, the Company initiated the transformation of its financial and accounting systems including fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation system, transitioned to SAP during fiscal 2015. In the first quarter of fiscal 2016, the Company converted to a new consolidation process and system. During the third quarter of fiscal 2016, the Company determined that operations in Eastern Canada will be transitioned onto SAP throughout fiscal 2017 and 2018. The Company will continue to evaluate and determine an appropriate deployment schedule for other operations not on SAP, as well as refine our current business and system processes. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP and other business systems are being evaluated by management. The Company is continuing to design and implement processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation and consolidation system conversion. This ongoing implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the nine months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2016 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2016 to January 31, 2016	150	37.92	0	546,200
February 1, 2016 to February 29, 2016	250,649	38.79	250,000	296,200
March 1, 2016 to March 31, 2016	0	0	0	296,200
Total	250,799	38.79	250,000	296,200

(1)	During the quarter the Company purchased 799 shares in connection with the Deferred Compensation Plan. These purchases are not counted in the authorization in note (2).

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through December 23, 2015, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended December 31, 2015, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	May 3, 2016	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	May 3, 2016	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer