Form 10-K
period 2016-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2016-08-24
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016, or

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2015): $1,565,290,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2016
Common Stock, without par value	39,057,155

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2016, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
We add value for our customers by providing product-related technical application support and solutions to help customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs.
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
The service center-based distribution segment provides customers with a wide range of industrial products primarily through a network of service centers. The fluid power businesses segment consists of specialized regional companies that distribute fluid power components, design and assemble fluid power systems and perform equipment repair. The fluid power businesses primarily sell products and services directly to customers rather than through the service centers.
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

The service center-based distribution business accounts for a substantial majority of our field operations and 82.8% of our 2016 sales dollars.
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

•
Fluid Power Businesses. Our specialized fluid power businesses primarily market products and services to customers within the businesses' geographic regions. In the United States, the businesses also market products and services through our service center network. In addition to distributing fluid power components, the businesses design and assemble hydraulic and electro-hydraulic power units and control systems, pneumatic and electro-pneumatic panels and sub-assemblies, fabricated aluminum assemblies, lubrication systems, hydraulic manifolds, and custom-machined metal parts. They also perform equipment repair and offer technical advice to customers. Customers include firms purchasing for maintenance, repair, and operational needs, as well as for original equipment manufacturing applications.

Products. We are a leading distributor of products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. Fluid power products include hydraulic, electro-hydraulic, pneumatic, electro-pneumatic, lubrication, and filtration components and systems.
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
Services. Our employees advise and assist customers in selecting and applying products, and in managing inventory. We consider this advice and assistance to be an integral part of our product sales efforts. Beyond logistical distribution services, we offer product and process solutions involving multiple technologies. These solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.
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
Our information systems enhance our customer service. Customers can turn to our website at www.applied.com to search for products in a comprehensive electronic catalog, research product attributes, view prices, check inventory levels, place orders, and track order status. We also use electronic data interchange (EDI) and other electronic interfaces with customers' technology platforms and plant maintenance systems.
In addition to our electronic capabilities, we provide customers our paper catalog, a comprehensive purchasing tool and resource guide for industrial and maintenance products (also available in a mobile-friendly digital version).
The Applied Maintenance Supplies & Solutions service offering provides traditional vendor managed inventory (VMI) services, at customer sites, for industrial and maintenance supplies, including fasteners, cutting tools, paints and chemicals, fluid flow, safety, and janitorial products.
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
The fluid power businesses distinguish themselves from most component distributors by offering engineering, design, system fabrication, installation, and repair services for fluid power systems. Our capabilities extend to the following specialties: fluid power system integration; manifold design, machining, and assembly; and the integration of hydraulic and pneumatic equipment with electronics for complete machine design.
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
Number of Employees. At June 30, 2016, we had 5,569 employees.
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
ITEM 1A. RISK FACTORS.
In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing our Company. Certain risks are identified below in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations. Risks can also change over time.
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
When customers or prospective customers reduce production levels because of lower demand, increased supply, higher costs, tight credit conditions, unfavorable currency exchange rates, foreign competition, other competitive disadvantage, offshoring of production, or other reasons, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships, and credit losses may increase. Inventory management becomes more difficult in times of economic uncertainty. Volatile economic and credit conditions also make it more difficult for us, as well as our customers and suppliers, to forecast and plan future business activities.
Consolidation in our customers' and suppliers' industries could adversely affect our business and financial results. Consolidation continues to occur among our product suppliers and customers. As customers industries consolidate, a greater proportion of our sales could be derived from higher volume contracts, which could adversely impact margins. Consolidation among customers can trigger changes in their purchasing strategies, potentially moving large blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases. There can be no assurance we will be able to take advantage of consolidation trends.
Loss of key supplier authorizations, lack of product availability, or changes in distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could put us at a competitive disadvantage and have a material adverse effect on our business. Supply interruptions could arise from raw materials shortages, inadequate manufacturing capacity or utilization to meet demand, financial problems, trade issues, labor disputes, or weather conditions affecting suppliers' production, transportation disruptions, or other reasons beyond our control.
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
An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. The industry remains fragmented, but is consolidating. Our competitors include local, regional, national, and multinational distributors of industrial machinery parts, equipment, and supplies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Existing competitors have, and future competitors may have, greater financial or other resources than we do, broader product or service offerings, greater market presence, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies and sales methods, or otherwise through competitive advantage, our sales and profitability could be adversely affected. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to our product portfolio or our e-commerce and inventory management solutions.
The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand. Certain of our product suppliers have historically offered to their distributors, including us, incentives for purchasing their products. In addition to market or customer account-specific incentives, certain suppliers pay incentives to the distributor for attaining specific purchase volumes during the program period. In some cases, in order to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When demand for our products declines, we may be less inclined to add inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.
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
In recent years, we replaced multiple legacy applications with an SAP software platform, to enhance our business information and transaction systems to support future growth. We are considering additional enterprise resource planning system conversions, on a smaller scale, in discrete business operations. Despite extensive planning, we could experience disruptions related to the implementation because of the projects' complexity. The potential adverse consequences could include delays, loss of information, diminished management reporting capabilities, damage to our ability to process transactions, harm to our control environment, diminished employee productivity and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from new platforms is not assured.
Volatility in product and energy costs can affect our profitability. Changes in costs of raw materials and energy can lead product manufacturers to adjust the prices of products we distribute. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. Our ability to pass along increases in our product and distribution costs to our customers depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. While increases in the cost of energy or products could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Changes in energy or raw materials costs can also adversely affect customers; for example, declines in oil and gas prices negatively impacted customers operating in those industries and, consequently, our sales to those customers.
Acquisitions are a key component of our anticipated growth. We may not be able to identify or to complete future acquisitions, to integrate them effectively into our operations, or to realize their anticipated benefits. Many industries we serve are mature. As a result, acquisitions of businesses have been important to our growth. While we wish to continue to acquire businesses, we may not be able to identify and to negotiate suitable acquisitions, to obtain financing for them on satisfactory terms, or otherwise to complete acquisitions. In addition, existing or future competitors may increasingly seek to compete with us for acquisitions, which could increase prices and reduce the number of suitable opportunities.
We seek acquisition opportunities that complement and expand our operations. However, substantial costs, delays, or other difficulties related to integrating acquisitions could adversely affect our business or financial results. We could face significant challenges in consolidating functions, integrating information systems, personnel, and operations, and implementing procedures and controls in a timely and efficient manner.
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
Goodwill and other intangible assets recorded as a result of our acquisitions could become impaired. We review long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. In 2016 we recorded a $64.8 million non-cash impairment charge for goodwill associated with the service center-based distribution reporting units in Canada, Australia, and New Zealand.
As of June 30, 2016, we had remaining $202.7 million of goodwill and $191.2 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
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
Our growth outside the United States increases our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 16.0% of our sales in 2016. If we continue to grow outside the U.S., risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, (including corrupt practices), and currency exchange fluctuations will increase.
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
An interruption of operations at our headquarters or distribution centers, or in our means of transporting product, could adversely impact our business. Our business depends on maintaining operating activity at our headquarters and distribution centers, and being able to receive and deliver product in a timely manner. A serious, prolonged interruption due to power or telecommunications outage, terrorist attack, earthquake, extreme weather events, other natural disasters, fire, flood, or other interruption could have a material adverse effect on our business and financial results.
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
Our business is subject to risks, some for which we maintain third-party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations, or cash flows. We maintain insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with our business. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations, and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
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

•
adverse regulation and legislation, both enacted and under consideration, including with respect to federal tax policy (e.g., affecting the use of the LIFO inventory accounting method and the taxation of foreign-sourced income);

•	the variability and timing of new business opportunities including acquisitions, customer relationships, and supplier authorizations;

•	the incurrence of debt and contingent liabilities in connection with acquisitions;

•	volatility of our stock price and the resulting impact on our consolidated financial statements; and

•	changes in accounting policies and practices that could impact our financial reporting and increase compliance costs.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2016, we owned real properties at 125 locations and leased 405 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2016.

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Lake City, Florida	Office and warehouse
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Highland Heights, Ohio	Fluid power shop
Agawam, Massachusetts	Office and warehouse
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Clairmont, Alberta	Service center
Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2016 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Denver, Colorado	Rubber shop and service center
Lenexa, Kansas	Fluid power shop
Chanhassen, Minnesota	Fluid power shop
Billings, Montana	Fluid power shop
Elyria, Ohio	Product return center and service center
Parma, Ohio	Offices and warehouse
Portland, Oregon	Distribution center
Houston, Texas	Service center and shop
Kent, Washington	Offices and fluid power shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Edmonton, Alberta	Service center and shop
Winnipeg, Manitoba	Distribution center and service center
The properties in Highland Heights, Newark, Lenexa, Chanhassen, Billings and Kent are used in our fluid power businesses segment.
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
ITEM 4. MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of the SEC Regulation S-K is included in Exhibit 95 to this annual report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT.
Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organizational meeting held following the annual meeting of shareholders.
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 27, 2015:

Name	Positions and Experience	Age
Neil A. Schrimsher	President (since August 2013) and Chief Executive Officer (since October 2011). From 2010 to August 2011, Mr. Schrimsher was Executive Vice President of Cooper Industries plc (formerly NYSE: CBE), a global electrical products manufacturer, where he led Cooper's Electrical Products Group and headed numerous domestic and international growth initiatives. He was President of Cooper Lighting, Inc. from 2006 to 2010.	52
Thomas E. Armold	Vice President-Sales since February 2015. Prior to that, he had served as Vice President-Marketing and Strategic Accounts since 2008.	61
Todd A. Barlett	Vice President-Acquisitions and Global Business Development since 2004.	61
Fred D. Bauer	Vice President-General Counsel & Secretary since 2002.	50
Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer since 2004.	59
Warren E. Hoffner	Vice President-General Manager, Fluid Power since 2003. The Board of Directors designated him an executive officer in October 2015.	56
Kurt W. Loring
Vice President-Chief Human Resources Officer since July 2014. From October 2011 to July 2014 he was Vice President, Human Resources for the Forged Products segment of Precision Castparts Corporation (formerly NYSE: PCP). The $4.3 billion segment, with greater than 5,000 employees, is a world-leading producer of complex forgings and high-performance nickel-based alloys and super alloys for aerospace, power generation, and general industrial applications. Prior to that he served with Danaher Corporation (NYSE: DHR), most recently as the Vice President, Human Resources for its Fluke Corporation subsidiary, a leader in the manufacture, distribution, and service of electronic test tools and software worldwide.
		47

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the quarterly stock dividends for the fiscal years ended June 30, 2016, 2015, and 2014 and the number of shareholders of record as of August 5, 2016 are set forth in Item 8, “Financial Statements and Supplementary Data,” in the “Quarterly Operating Results” table. That information is incorporated here by reference.
Set forth below is market information on Applied's common stock.

			Price Range
	Shares Traded	Average Daily Volume	High	Low
2016
First Quarter	17,146,300	267,900	$42.65	$37.15
Second Quarter	14,832,500	231,800	43.54	37.00
Third Quarter	14,619,200	239,700	44.24	35.55
Fourth Quarter	12,583,200	196,600	47.18	42.52
2015
First Quarter	9,932,400	155,200	$52.62	$45.54
Second Quarter	11,023,400	172,200	50.00	42.92
Third Quarter	17,181,400	281,700	46.05	39.76
Fourth Quarter	16,892,300	268,100	45.22	39.54
2014
First Quarter	9,157,400	143,100	$53.57	$47.21
Second Quarter	12,634,700	197,400	53.45	45.62
Third Quarter	10,107,300	165,700	52.27	45.74
Fourth Quarter	12,799,900	203,200	51.44	45.62
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2016.

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2016 to April 30, 2016	87	$45.62	—	296,200
May 1, 2016 to May 31, 2016	—	—	—	296,200
June 1, 2016 to June 30, 2016	—	—	—	296,200
Total	87	$45.62	—	296,200

(1)	During the quarter ended June 30, 2016, Applied purchased 87 shares in connection with an employee deferred compensation program. This purchase is not counted in the authorization in note (2).

(2)
On April 28, 2015, the Board of Directors authorized the purchase of up to 1.5 million shares of Applied's common stock.
We publicly announced the authorization on April 30, 2015. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 6. SELECTED FINANCIAL DATA.
This selected financial data should be read in conjunction with Applied's consolidated financial statements and related notes included elsewhere in this annual report as well as the section of the annual report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except per share amounts and statistical data)

	2016	2015	2014	2013	2012
Consolidated Operations — Year Ended June 30
Net sales	$2,519,428	$2,751,561	$2,459,878	$2,462,171	$2,375,445
Depreciation and amortization of property	15,966	16,578	13,977	12,501	11,236
Amortization:
Intangible assets	25,580	25,797	14,023	13,233	11,465
SARs and stock options	1,543	1,610	1,808	2,317	2,058
Operating income (a)	88,801	184,619	164,358	176,399	168,395
Net income (a)	29,577	115,484	112,821	118,149	108,779
Per share data:
Net income:
Basic	0.75	2.82	2.69	2.81	2.58
Diluted (a)	0.75	2.80	2.67	2.78	2.54
Cash dividend	1.10	1.04	0.96	0.88	0.80

Year-End Position — June 30
Working capital	$507,238	$535,938	$545,193	$491,380	$435,593
Long-term debt (including portion classified as current)	328,334	320,995	170,712	—	—
Total assets	1,312,529	1,432,556	1,334,169	1,058,706	962,183
Shareholders’ equity	657,916	741,328	800,308	759,615	672,131

Year-End Statistics — June 30
Current ratio	2.8	2.7	2.9	3.0	2.9
Operating facilities	559	565	538	522	476
Shareholders of record (b)	5,372	6,016	6,330	6,319	6,225
Return on assets (a) (c)	2.2%	7.9%	10.2%	11.6%	11.8%
Return on equity (d)	4.2%	15.0%	14.5%	16.5%	16.7%

Capital expenditures (e)	$13,130	$14,933	$20,190	$12,214	$26,021

Cash Returned to Shareholders During the Year
Dividends paid	$43,330	$42,663	$40,410	$37,194	$33,800
Purchases of treasury shares	37,465	76,515	36,732	53	31,032
Total	$80,795	$119,178	$77,142	$37,247	$64,832

(a)
A goodwill impairment charge in fiscal 2016 reduced operating income by $64.8 million, net income by $63.8 million, and diluted earnings per share by $1.62. Excluding the goodwill impairment charge, the fiscal 2016 return on assets would be 6.7%.

(b)	Includes participant-shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan and shareholders in the Company's direct stock purchase program.

(c)	Return on assets is calculated as net income divided by monthly average assets.

(d)	Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

(e)
Capital expenditures for fiscal 2014 included the purchase of our headquarters facility which used $10.0 million of cash.
Capital expenditures for 2013 and 2012 include $5.6 million and $16.7 million related to Applied's Enterprise Resource Planning (ERP) system project, respectively. See Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further description of the ERP project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With more than 5,500 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2016, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand from 559 facilities.
The following is Management's Discussion and Analysis of significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows in Item 8 under the caption "Financial Statements and Supplementary Data." When reviewing the discussion and analysis set forth below, please note that the majority of SKUs (Stock Keeping Units) we sell in any given year were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Our fiscal 2016 consolidated sales were $2.52 billion, a decrease of $232.1 million or 8.4% compared to the prior year, with acquisitions contributing $57.1 million or 2.1% and unfavorable foreign currency translation of $60.1 million decreasing sales by 2.2%. Gross profit margin remained stable at 28.1% for fiscal 2016 and 28.0% for fiscal 2015. Operating margin decreased to 3.5% in fiscal 2016, down from 6.7% in fiscal 2015 due to a non-cash goodwill impairment charge recorded during the third quarter of fiscal 2016, totaling $64.8 million, related to the goodwill associated with the Company's Canada and Australia/New Zealand reporting units within the Service Center Based Distribution segment.
During fiscal 2016, the Company recorded charges of $8.8 million for restructuring activities within the Service Center Based Distribution segment to reduce headcount and consolidate locations. Of the total, $3.6 million related to inventory reserves for excess and obsolete inventory recorded within cost of sales, and $5.2 million related to severance and facility consolidation recorded within selling, distribution and administrative expense.
Our earnings per share was $0.75 in fiscal 2016 versus $2.80 in fiscal year 2015, a decrease of 73.2%. The current year results include negative impacts on earnings per share of $1.62 per share for the non-cash goodwill impairment charge and $0.16 per share for restructuring charges.
Shareholders’ equity was $657.9 million at June 30, 2016, down from $741.3 million at June 30, 2015. Working capital decreased $28.7 million from June 30, 2015 to $507.2 million at June 30, 2016. The current ratio was 2.8 to 1 at June 30, 2016, compared to 2.7 to 1 at June 30, 2015.
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

The MCU (total industry) and IP indices have generally trended lower during fiscal 2016 correlating with the overall downturn in the industrial economy, although they increased in the June 2016 quarter. The ISM PMI registered 53.2 in June 2016, the highest reading in fiscal 2016, and an increase from the June 2015 revised reading of 53.1. A reading above 50 generally indicates expansion. The index readings for the months during the current quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2016	75.4	53.2	103.2
May 2016	74.9	51.3	102.8
April 2016	75.2	50.8	103.0
March 2016	74.8	51.8	103.0
December 2015	75.4	48.0	103.0
September 2015	77.8	50.0	105.8
June 2015	76.4	53.1	105.1
YEAR ENDED JUNE 30, 2016 vs. 2015
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2016	2015	% Change
Net Sales	100.0%	100.0%	(8.4)%
Gross Profit Margin	28.1%	28.0%	(8.1)%
Selling, Distribution & Administrative	22.0%	21.3%	(5.4)%
Operating Income	3.5%	6.7%	(51.9)%
Net Income	1.2%	4.2%	(74.4)%
Sales in fiscal 2016 were $2.52 billion, which was $232.1 million or 8.4% below the prior year, with unfavorable foreign currency translation accounting for $60.1 million or 2.2% of the decrease, offset by sales from acquisitions of $57.1 million or 2.1%. Excluding the impact of businesses acquired and prior to the impact of foreign currency translation, sales were down $229.1 million or 8.3% during the year. Of the 8.3% decrease, 5.1% pertains to our upstream oil and gas-focused operations (which experienced sales declines of 50.1% during the year) and 3.2% is within our traditional core operations. There were 253.5 selling days in fiscal 2016 and 252.5 selling days in fiscal 2015.
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $167.7 million, or 7.4%. Acquisitions within this segment increased sales by $38.7 million or 1.7%, while unfavorable foreign currency translation decreased sales by $50.7 million or 2.2%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $155.7 million or 6.9%, the majority of which relates to the upstream oil and gas-focused operations, as the traditional core operations had a decrease of only 1.7%.
Sales of our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $64.4 million or 13.0%. Acquisitions within this segment increased sales $18.4 million or 3.7%, while unfavorable foreign currency translation decreased sales by $9.4 million or 1.9%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $73.4 million or 14.8%.
Sales in our U.S. operations were down $120.8 million or 5.4%, while acquisitions added $56.9 million or 2.5%. Excluding the impact of businesses acquired, U.S. sales were down $177.7 million or 7.9%, of which 3.7% is from our upstream oil and gas-focused operations and 4.2% is within our traditional core operations. Sales from our Canadian operations decreased $100.8 million or 28.1%, with unfavorable foreign currency translation decreasing Canadian sales by $33.6 million or 9.4%. Acquisitions added $0.2 million, or less than 1.0%. Prior to the impact of foreign currency translation and excluding businesses acquired, Canadian sales were down $67.4 million or 18.7%, of which 15.4% related to upstream oil and gas operations with the remaining 3.3% decrease from the traditional core operations. Consolidated sales from our other country operations, which include Mexico, Australia and New

Zealand, decreased $10.5 million or 6.8% compared to the prior year. Unfavorable foreign currency translation decreased other country sales by $26.5 million or 17.1%. Prior to the impact of currency translation, other country sales were up $16.0 million or 10.3% compared to the prior year, driven by growth in operations in Mexico.
The sales product mix for fiscal 2016 was 72.9% industrial products and 27.1% fluid power products compared to 73.2% industrial and 26.8% fluid power in the prior year.
Our gross profit margin remained stable at 28.1% in fiscal 2016 and 28.0% in fiscal 2015. The increase is due to the impact of LIFO layer liquidations recorded in fiscal 2016 which increased gross profit by $2.1 million.
Selling, distribution and administrative expenses (SD&A) consist of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A decreased $31.4 million or 5.4% during fiscal 2016 compared to the prior year, and as a percent of sales increased to 22.0% from 21.3% in fiscal 2015. Changes in foreign currency exchange rates had the effect of decreasing SD&A by $14.9 million or 2.5% compared to the prior year. Additional SD&A from businesses acquired in the current year added $16.0 million or 2.7% of SD&A expenses including $2.1 million associated with intangibles amortization. Further, severance expense and other restructuring charges related to consolidating facilities added $5.2 million or 0.9% of SD&A for the twelve months ended June 30, 2016. Excluding the impact of businesses acquired, restructuring expenses, and the favorable currency translation impact, SD&A declined $37.7 million or 6.5% during fiscal 2016 compared to fiscal 2015 as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount is down by over 400 associates from June 30, 2015 to June 30, 2016. Total salaries and wages were down $17.0 million for fiscal 2016 compared to fiscal 2015 while all other expenses within SD&A were down $14.4 million.
During the third quarter of fiscal 2016, the Company performed its annual goodwill impairment test. As a result of this test, the Company determined that all of the goodwill associated with the Australia/New Zealand Service Center Based Distribution reporting unit was impaired as of January 1, 2016. This impairment is the result of the decline in the mining and extraction industries in Australia and the resulting reduced customer spending due to a decline in demand throughout Asia. Further, due to a sustained decline in oil prices and reduced customer spending in Canada, the Company determined that a portion of the goodwill associated with the Canada Service Center Based Distribution reporting unit was also impaired as of January 1, 2016. Accordingly, the Company recognized a combined non-cash impairment charge of $64.8 million for goodwill during fiscal 2016, which decreased net income by $63.8 million and earnings per share by $1.62. Changes in future results, assumptions, and estimates used in calculating the goodwill impairment test could result in additional impairment charges in future periods.
Operating income decreased $95.8 million, or 51.9%, to $88.8 million during fiscal 2016 from $184.6 million during fiscal 2015, and as a percent of sales, decreased to 3.5%, primarily due to the non-cash goodwill impairment charge of $64.8 million. Excluding the goodwill impairment charge, operating income as a percent of sales was 6.1%, down from 6.7% in the prior year primarily due to the $8.8 million of restructuring charges incurred during fiscal 2016 and lower sales volume.
Operating income, before the goodwill impairment charge, as a percentage of sales for the Service Center Based Distribution segment decreased to 5.2% in fiscal 2016 from 6.2% in fiscal 2015. This decrease is primarily attributable to the impact of lower sales and the $8.8 million of restructuring charges recorded to costs of sales and SD&A during fiscal 2016.
Operating income as a percentage of sales for the Fluid Power Businesses segment decreased to 9.4% in fiscal 2016 from 9.8% in fiscal 2015. This decrease is primarily attributable to a decline in sales without a commensurate decline in the business segment's SD&A expenses.
Segment operating income is impacted by changes in the amounts and levels of expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other expense (income), net, represents certain non-operating items of income and expense. This was $1.1 million of expense in fiscal 2016 compared to $0.9 million of expense in fiscal 2015. Current year expense primarily consists of foreign currency transaction losses of $1.0 million offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million. Fiscal 2015 expense consisted primarily of foreign currency transaction losses of $1.3 million offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million.

The effective income tax rate was 62.6% for fiscal 2016 compared to 34.3% for fiscal 2015. The increase in the effective tax rate is due to the recording of $64.8 million of goodwill impairment during the current period, of which $61.3 million is not tax deductible. The goodwill impairment increased the effective tax rate for fiscal 2016 by 27.1%. The remaining increase in the effective tax rate, adjusted for goodwill impairment, was due to state and local taxes and mix of income negatively impacting the rate. All undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested at June 30, 2016 and 2015.
We expect our income tax rate for fiscal 2017 to be in the range of 34.0% to 35.0%.
As a result of the factors addressed above, net income for fiscal 2016 decreased $85.9 million or 74.4% from the prior year. Net income per share was $0.75 per share for fiscal 2016 compared to $2.80 for fiscal 2015, a decrease of 73.2%. The current year results include negative impacts on earnings per share of $1.62 per share for goodwill impairment charges and $0.16 per share for restructuring charges. Net income per share was favorably impacted by lower weighted average common shares outstanding in fiscal 2016 as a result of our share repurchase program.
At June 30, 2016, we had a total of 559 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand, versus 565 at June 30, 2015.
The number of Company employees was 5,569 at June 30, 2016 and 5,839 at June 30, 2015.
YEAR ENDED JUNE 30, 2015 vs. 2014
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2015	2014	% Change
Net Sales	100.0%	100.0%	11.9%
Gross Profit Margin	28.0%	27.9%	12.1%
Selling, Distribution & Administrative	21.3%	21.2%	12.0%
Operating Income	6.7%	6.7%	12.3%
Net Income	4.2%	4.6%	2.4%
Sales in fiscal 2015 were $2.75 billion, which was $291.7 million or 11.9% above fiscal 2014, with acquisitions accounting for $280.2 million or 11.4%. Unfavorable foreign currency translation decreased sales by $43.3 million or 1.8%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were up $54.8 million or 2.3% during fiscal year 2015. We had 252.5 selling days in both fiscal 2015 and fiscal 2014.
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
Sales in our U.S. operations were up $207.1 million or 10.2%, with acquisitions adding $175.8 million or 8.7%. Sales from our Canadian operations increased $67.5 million or 23.2%, with acquisitions adding $86.4 million or 29.7%. Unfavorable foreign currency translation decreased Canadian sales by $30.4 million or 10.4%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were up $11.5 million or 3.9% during fiscal year 2015. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $17.1 million or 12.4% above fiscal year 2014, with acquisitions adding sales of $18.0 million or 13.1%. Unfavorable foreign currency translation decreased other country sales by $12.9 million or 9.4%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were up $12.0 million or 8.7% during fiscal 2015.
The sales product mix for fiscal 2015 was 73.2% industrial products and 26.8% fluid power products compared to 70.7% industrial and 29.3% fluid power in fiscal year 2014. These changes in product mix related entirely to the product mix of recent acquisitions being primarily industrial products.

Our gross profit margin was 28.0% in fiscal 2015 versus 27.9% in fiscal 2014. The increased margins were attributable to the impact of relatively higher gross margins from acquired operations.
Selling, distribution and administrative expenses (SD&A) consist of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A increased $62.6 million or 12.0% during fiscal 2015 compared to fiscal 2014, and as a percent of sales increased to 21.3% in fiscal 2015 from 21.2% in fiscal 2014. The acquired businesses added an incremental $69.4 million of SD&A expenses, which included an additional $13.4 million associated with acquired identifiable intangibles amortization. Excluding the $11.0 million decline in SD&A from foreign currency translation, the remaining SD&A amounts were similar to fiscal 2014. The increase in SD&A as a percentage of sales was driven by additional intangible asset amortization from businesses acquired.
Operating income increased $20.3 million, or 12.3%, to $184.6 million during fiscal 2015 from $164.4 million during fiscal 2014, and as a percent of sales, remained stable at 6.7%. The increase in operating income dollars was primarily attributable to our acquired businesses.
Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.2% in fiscal 2015 from 6.0% in fiscal 2014. This increase was primarily attributable to an increase in gross profit as a percentage of sales, as a result of acquisitions in fiscal 2015 which operated at higher gross profit margins, representing an increase of 0.1%, along with a decrease in SD&A as a percentage of sales of 0.1%.
Operating income as a percentage of sales for the Fluid Power Businesses segment increased to 9.8% in fiscal 2015 from 9.2% in fiscal 2014. This increase was primarily attributable to the leveraging of organic sales growth in our U.S. based Fluid Power Businesses, without a commensurate increase in SD&A expenses.
Segment operating income was impacted by changes in the amounts and levels of expenses allocated to the segments. The expense allocations included corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Interest expense, net, increased to $7.9 million in fiscal 2015 entirely due to acquisition related borrowing.
Other expense (income), net, represented certain non-operating items of income and expense. This was $0.9 million of expense in fiscal 2015 compared to $2.2 million of income in fiscal 2014. Fiscal 2015 expense primarily consisted of foreign currency transaction losses of $1.3 million offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million. Fiscal 2014 consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.7 million as well as $1.3 million of income associated with the elimination of the one-month Canadian and Mexican reporting lags (see note 1 in Item 8 under the caption "Financial Statements and Supplementary Data"), offset by foreign currency transaction losses of $0.8 million.
Income tax expense as a percent of income before taxes was 34.3% for fiscal 2015 and 32.1% for fiscal 2014. This increase in the effective rate was due to recording of valuation allowances against certain deferred tax assets for foreign jurisdictions in fiscal 2015 as well as the non-recurrence of a one-time favorable tax benefit in fiscal 2014 in accounting for undistributed earnings of non-U.S. subsidiaries. All undistributed earnings of our foreign subsidiaries were considered to be permanently reinvested at June 30, 2015 and 2014.
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
The number of Company employees was 5,839 at June 30, 2015 and 5,472 at June 30, 2014.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2016 we had total debt obligations outstanding of $328.3 million compared to $321.0 million at June 30, 2015. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company holds significant cash and cash equivalent balances outside of the United States of America. The following table shows the Company's total cash as of June 30, 2016 by geographic location; all amounts are in thousands.

Country	Amount
United Sates	$10,828
Canada	36,981
Other Countries	12,052
Total	$59,861
To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At June 30, 2016, all foreign earnings are considered permanently reinvested.
The Company’s working capital at June 30, 2016 was $507.2 million compared to $535.9 million million at June 30, 2015. The current ratio was 2.8 to 1 at June 30, 2016 compared to 2.7 to 1 at June 30, 2015.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows; all amounts are in thousands.

	Year Ended June 30,
	2016	2015	2014
Net Cash Provided by (Used in):
Operating Activities	$160,992	$154,538	$110,110
Investing Activities	(75,031)	(173,621)	(203,637)
Financing Activities	(91,985)	24,689	92,142
Exchange Rate Effect	(3,585)	(7,325)	(590)
Decrease in Cash and Cash Equivalents	$(9,609)	$(1,719)	$(1,975)
The increase in cash provided by operating activities during fiscal 2016 is due primarily to decreased working capital needs due to lower receivables levels resulting from lower sales levels as compared to the prior period, partially offset by lower operating results.
Net cash used in investing activities in fiscal 2016 included $13.1 million for capital expenditures and $62.5 million used for acquisitions. Net cash used in investing activities in fiscal 2015 included $14.9 million for capital expenditures and $160.6 million used for acquisitions. Net cash used in investing activities in fiscal 2014 included $20.2 million for capital expenditures, $10.0 million of which was used for the purchase of our headquarters facility, and $184.3 million for acquisitions.
Net cash used in financing activities in fiscal 2016 included $98.7 million of long-term debt repayments and $19.0 million of net repayments under the revolving credit facility, offset by $125.0 million of cash from borrowings under the new credit facility. Further uses of cash were $43.3 million for dividend payments, $37.5 million used to repurchase 951,100 shares of treasury stock, and $18.9 million of acquisition holdback payments.
Net cash provided by financing activities in fiscal 2015 included $170.0 million from borrowings under long-term debt facilities used for the financing of acquisitions, offset by $17.0 million of net repayments under our revolving credit facility and $2.7 million of long-term debt repayments. Further uses of cash were $42.7 million for dividend payments, $76.5 million used to repurchase 1,740,100 shares of treasury stock and $7.7 million of acquisition holdback payments.
Net cash provided by financing activities in fiscal 2014 included $100.0 million from borrowings under long-term debt facilities as well as $69.0 million in net borrowings under our revolving credit facility, both of which were utilized for the financing of acquisitions. These sources of cash were offset by $40.4 million for dividend payments and $36.7 million used to repurchase 759,900 shares of treasury stock.

The increase in dividends over the last three fiscal years is the result of regular increases in our dividend payout rates. We paid dividends of $1.10, $1.04 and $0.96 per share in fiscal 2016, 2015 and 2014, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2017 to be in the $17.0 million to $19.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments. Depreciation for fiscal 2017 is expected to be in the range of $16.0 million to $17.0 million.
ERP Project
In fiscal 2011 Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We have deployed our solution in our Western Canadian operating locations and our traditional U.S. Service Center Based Distribution businesses, excluding recent acquisitions. In fiscal 2014, the Company initiated the conversion to SAP of its related financial and accounting systems, including the receivables, payables, treasury, inventory, fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation process/system, were transitioned to SAP during fiscal 2015. At the beginning of fiscal 2016 the Company converted to a new consolidation process and system. During the third quarter of fiscal 2016, the Company determined that operations in Eastern Canada will be transitioned onto SAP throughout fiscal 2017 and 2018. The Company will continue to evaluate and consider an appropriate deployment schedule for other operations not on SAP.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2016, we had authorization to purchase an additional 296,200 shares.
In fiscal 2016, 2015 and 2014, we repurchased 951,100, 1,740,100 and 759,900 shares of the Company’s common stock, respectively, at an average price per share of $39.39, $43.97, and $48.34, respectively.
Borrowing Arrangements
In December 2015, the Company entered into a new five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company’s discretion. At June 30, 2016, the Company had $123.4 million outstanding under the term loan and $33.0 million outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2.7 million to secure certain insurance obligations, totaled $214.3 million at June 30, 2016 and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of June 30, 2016 was 1.50%. The weighted-average interest rate on the revolving credit facility outstanding as of June 30, 2016 was 1.44%.
The new credit facility replaced the Company's previous term loan and revolving credit facility agreements. The Company had $96.9 million outstanding at June 30, 2015 under the previous term loan agreement, which carried a variable interest rate tied to LIBOR and was 1.19% at June 30, 2015. At June 30, 2015, the Company had $52.0 million outstanding under the previous revolving credit facility. Unused lines under this facility, net of outstanding letters of credit of $3.8 million to secure certain insurance obligations, totaled $94.2 million at June 30, 2015 and were available to fund future acquisitions or other capital and operating requirements. The weighted-average interest rate on the revolving credit facility outstanding as of June 30, 2015 was 1.15%.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of June 30, 2016 and $1.8 million as of June 30, 2015, in order to secure certain insurance obligations.
In April 2014 the Company assumed $2.4 million of debt as a part of the acquisition of our headquarters facility. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency and matures in May 2024. We had $1.9 million and $2.1 million outstanding under this note at June 30, 2016 and 2015, respectively.
At June 30, 2016, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%; the principal is due in equal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%; the principal is due in equal payments in October 2019 and 2023. As of June 30, 2016, $50.0 million in additional financing was available under this facility.
The revolving credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2016, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before interest, taxes, depreciation and amortization. At June 30, 2016, the Company's indebtedness was less than two times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at June 30, 2016.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2016	2015
Accounts receivable, gross	$358,891	$386,926
Allowance for doubtful accounts	11,034	10,621
Accounts receivable, net	$347,857	$376,305
Allowance for doubtful accounts, % of gross receivables	3.1%	2.7%

Year Ended June 30,	2016	2015
Provision for losses on accounts receivable	$4,303	$2,597
Provision as a % of net sales	0.17%	0.09%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 49.4 at June 30, 2016 versus 50.0 at June 30, 2015. Accounts receivable decreased 7.6% this year, compared to an decrease of 8.4% in sales in the twelve months ended June 30, 2016. Acquisitions added $8.0 million, or 2.1%, of accounts receivable in fiscal 2016. We primarily attribute the decrease in DSO to the improved timing of collections within our traditional U.S. Service Center Based Distribution businesses.
Approximately 2.7% of our accounts receivable balances are more than 90 days past due at June 30, 2016 compared to 4.2% at June 30, 2015. This improvement relates to our U.S. Service Center Based Distribution businesses. On an overall basis, our provision for losses from uncollected receivables represents 0.17% of our sales in the year ended June 30, 2016. Historically, this percentage is around 0.10% to 0.15%. The increase in the provision as a percentage of sales for fiscal 2016 relates to $2.4 million of expense for reserves added in the twelve months ended June 30, 2016 for our operations focused on upstream oil and gas customers due to the recent downturn in the energy markets. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will continue to decline in fiscal 2017.
Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the period ended June 30, 2016 was 3.6 versus 3.7 at June 30, 2015. By actively managing our inventory levels, we were able to maintain our inventory turnover in a period of declining sales. We believe our inventory turnover ratio in fiscal 2017 will be slightly better than our fiscal 2016 levels.

CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2016 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$80,500	$27,500	$35,500	$12,200	$5,300	—
Planned funding of post-retirement obligations	21,400	900	3,500	6,100	10,900	—
Unrecognized income tax benefit liabilities, including interest and penalties	3,500					3,500
Long-term debt obligations	328,400	3,400	11,400	207,900	105,700	—
Interest on long-term debt obligations (1)	34,900	7,300	14,300	10,100	3,200	—
Acquisition holdback payments	14,000	7,700	6,300	—	—	—
Total Contractual Cash Obligations	$482,700	$46,800	$71,000	$236,300	$125,100	$3,500
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations. Rates in effect as of June 30, 2016 are used for variable rate debt.
Purchase orders for inventory and other goods and services are not included in our estimates as we are unable to aggregate the amount of such purchase orders that represent enforceable and legally binding agreements specifying all significant terms. The previous table includes the gross liability for unrecognized income tax benefits including interest and penalties in the “Other” column as the Company is unable to make a reasonable estimate regarding the timing of cash settlements, if any, with the respective taxing authorities.
SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2016 through the date the financial statements were issued.
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
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 22.8% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $147.2 million as reflected in our consolidated balance sheet at June 30, 2016. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
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
As of June 30, 2016 and 2015, the Company's reserve for slow-moving or obsolete inventories was $25.1 million and $17.7 million, respectively, recorded in inventories in the consolidated balance sheets. The increase is due to $3.6 million added to the reserve related to closing locations for restructuring activities within the Service Center Based Distribution segment along with with additional reserves for slow-moving inventory due to lower sales levels.
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
As of June 30, 2016 and 2015, our allowance for doubtful accounts was 3.1% and 2.7% of gross receivables, respectively. Our provision for losses on accounts receivable was $4.3 million, $2.6 million and $4.0 million in fiscal 2016, 2015 and 2014, respectively.
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
Goodwill on our consolidated financial statements relates to both the Service Center Based Distribution segment and the Fluid Power Businesses segment. The Company has seven (7) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2016.  The Company concluded that five (5) of the reporting units’ fair value substantially exceeded their carrying amounts. The carrying value for two (2) reporting units (Canada service center and Australia/New Zealand service center) exceeded the fair value, indicating there may be goodwill impairment.  The fair values of the reporting units in accordance with step one of the goodwill impairment test were determined using the Income and Market approaches. The Income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors. The Market approach utilized an analysis of comparable publicly traded companies.
Step two of the goodwill impairment test for the Canada service center reporting unit was completed in the third quarter of fiscal 2016.  The analysis resulted in a goodwill impairment of $56.0 million for the Canada service center reporting unit.  The non-cash impairment charge was the result of the overall decline in the industrial economy in Canada coupled with the substantial and sustained decline in the oil and gas sector during calendar year 2015.  This led to reduced spending by customers and reduced revenue expectations.  The uncertainty regarding the oil and gas industries and overall industrial economy in Canada also led the reporting unit to reduce expectations.  The remaining goodwill for the Canada service center reporting unit at June 30, 2016 is $31.2 million.
Step two of the goodwill impairment test for the Australia/New Zealand reporting unit was completed in the third quarter of fiscal 2016.  The analysis concluded that all of the Australia/New Zealand reporting unit’s goodwill was impaired, and therefore the Company recorded a non-cash impairment expense of $8.8 million in the third quarter of fiscal 2016.  The impairment charge was primarily the result of the decline in the mining and extraction industries in Australia, reduced spending by customers, and the effects of reduced revenue expectations.
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
Self-Insurance Liabilities
We maintain business insurance programs with significant self-insured retention covering workers’ compensation, business, automobile, general product liability and other claims. We accrue estimated losses using actuarial calculations, models and assumptions based on historical loss experience. We also maintain a partially self-insured health benefits plan, which provides medical benefits to U.S. based employees electing coverage. We maintain a reserve for all unpaid medical claims including those incurred but not reported based on historical experience and other assumptions. Although management believes that the estimated liabilities for self-insurance are adequate, the estimates described above may not be indicative of current and future losses. In addition, the actuarial calculations used to estimate self-insurance liabilities are based on numerous assumptions, some of which are subjective. Self -insurance liabilities totaled $9.0 million and $8.6 million as of June 30, 2016 and 2015, respectively, and were recorded in compensation and related benefits and other current liabilities in the consolidated balance sheets. We will continue to adjust our estimated liabilities for self-insurance, as deemed necessary, in the event that future loss experience differs from historical loss patterns.
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2016, the Company had recognized $0.5 million of net deferred tax assets. Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.
Income taxes on undistributed earnings of non-U.S. subsidiaries are not accrued for the portion of such earnings that management considers to be permanently reinvested. At June 30, 2016, management considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Undistributed earnings of non-U.S. subsidiaries totaled $141.5 million for which no provision for U.S. income tax had been made.

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
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 16.0% of our fiscal year 2016 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other expense (income), net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian, Australian, and Mexican currency exchange rates decreased in relation to the U.S. dollar by 5.0%, 3.1%, and 15.6%, respectively, and the New Zealand currency exchange rate increased in relation to the U.S. dollar by 3.7%. In the twelve months ended June 30, 2016, we experienced net foreign currency translation losses totaling $24.4 million, which were included in other comprehensive income (loss). We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. Excluding the non-cash impairment charge recorded in fiscal 2016, a 10% strengthening or weakening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2016 would not have a material impact on net income for the year ended June 30, 2016.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $250.0 million in borrowings and $33.0 million outstanding at June 30, 2016, and a $125.0 million term loan, of which $123.4 million was outstanding at June 30, 2016. Fixed interest rate debt facilities include $170.0 million outstanding under our unsecured shelf facility agreement, as well as $1.9 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $195.4 million during fiscal 2016. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings would have resulted in a $2.0 million increase in interest expense. Changes in market interest rates would also impact interest rates on these facilities.
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
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on the criteria established in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cleveland, Ohio

August 24, 2016

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2016	2015	2014
Net Sales	$2,519,428	$2,751,561	$2,459,878
Cost of Sales	1,812,006	1,981,747	1,772,952
Gross Profit	707,422	769,814	686,926
Selling, Distribution and Administrative, including depreciation	553,827	585,195	522,568
Goodwill Impairment	64,794	—	—
Operating Income	88,801	184,619	164,358
Interest Expense	9,004	8,121	900
Interest Income	(241)	(252)	(651)
Other Expense (Income), net	1,060	879	(2,153)
Income Before Income Taxes	78,978	175,871	166,262
Income Tax Expense	49,401	60,387	53,441
Net Income	$29,577	$115,484	$112,821
Net Income Per Share — Basic	$0.75	$2.82	$2.69
Net Income Per Share — Diluted	$0.75	$2.80	$2.67

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2016	2015	2014
Net income per the statements of consolidated income	$29,577	$115,484	$112,821

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(24,441)	(58,233)	629
Postemployment benefits:
Actuarial (loss) gain on remeasurement	(1,998)	(776)	1,402
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	518	286	382
Unrealized (loss) gain on investment securities available for sale	(52)	(38)	112
Total other comprehensive (loss) income, before tax	(25,973)	(58,761)	2,525
Income tax (benefit) expense related to items of other comprehensive income (loss)	(598)	(205)	719
Other comprehensive (loss) income, net of tax	(25,375)	(58,556)	1,806
Comprehensive income	$4,202	$56,928	$114,627

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2016	2015
Assets
Current assets
Cash and cash equivalents	$59,861	$69,470
Accounts receivable, less allowances of $11,034 and $10,621	347,857	376,305
Inventories	338,221	362,419
Other current assets	35,687	37,816
Total current assets	781,626	846,010
Property — at cost
Land	14,214	12,950
Buildings	97,521	89,325
Equipment, including computers and software	157,496	166,515
Total property — at cost	269,231	268,790
Less accumulated depreciation	161,466	164,343
Property — net	107,765	104,447
Identifiable intangibles, net	191,240	198,828
Goodwill	202,700	254,406
Deferred tax assets	12,277	10,980
Other assets	16,921	17,885
Total Assets	$1,312,529	$1,432,556
Liabilities
Current liabilities
Accounts payable	$148,543	$179,825
Current portion of long-term debt	3,352	3,349
Compensation and related benefits	57,187	63,780
Other current liabilities	65,306	63,118
Total current liabilities	274,388	310,072
Long-term debt	324,982	317,646
Post-employment benefits	21,322	19,627
Other liabilities	33,921	43,883
Total Liabilities	654,613	691,228
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 39,057 and 39,905 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	162,529	160,072
Retained earnings	944,821	969,548
Treasury shares — at cost (15,156 and 14,308 shares), respectively	(373,888)	(338,121)
Accumulated other comprehensive loss	(85,546)	(60,171)
Total Shareholders’ Equity	657,916	741,328
Total Liabilities and Shareholders’ Equity	$1,312,529	$1,432,556

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2016	2015	2014
Cash Flows from Operating Activities
Net income	$29,577	$115,484	$112,821
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	64,794	—	—
Depreciation and amortization of property	15,966	16,578	13,977
Amortization of intangibles	25,580	25,797	14,023
Amortization of stock appreciation rights and options	1,543	1,610	1,808
Deferred income taxes	(6,581)	(4,961)	(8,209)
Provision for losses on accounts receivable	4,303	2,597	3,970
Unrealized foreign exchange transaction losses (gains)	61	(727)	204
Other share-based compensation expense	2,524	2,851	2,703
Shares issued for deferred compensation plans	—	45	161
Loss (gain) on sale of property	337	(1,291)	(53)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	26,414	13,129	(29,089)
Inventories	25,081	(15,704)	(29,171)
Other operating assets	2,964	797	17,966
Accounts payable	(28,644)	1,040	21,369
Other operating liabilities	(2,927)	(2,707)	(12,370)
Cash provided by Operating Activities	160,992	154,538	110,110
Cash Flows from Investing Activities
Property purchases	(13,130)	(14,933)	(20,190)
Proceeds from property sales	603	1,932	877
Net cash paid for acquisition of businesses, net of cash acquired	(62,504)	(160,620)	(184,324)
Cash used in Investing Activities	(75,031)	(173,621)	(203,637)
Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility, classified as long term	(19,000)	(17,000)	69,000
Borrowings under long-term debt facilities	125,000	170,000	100,000
Long-term debt repayments	(98,662)	(2,717)	(647)
Deferred financing costs	(719)	—	—
Purchases of treasury shares	(37,465)	(76,515)	(36,732)
Dividends paid	(43,330)	(42,663)	(40,410)
Excess tax benefits from share-based compensation	208	1,042	2,674
Acquisition holdback payments	(18,913)	(7,693)	(1,839)
Exercise of stock appreciation rights and options	896	235	96
Cash provided by (used in) Financing Activities	(91,985)	24,689	92,142
Effect of exchange rate changes on cash	(3,585)	(7,325)	(590)
Decrease in cash and cash equivalents	(9,609)	(1,719)	(1,975)
Cash and cash equivalents at beginning of year	69,470	71,189	73,164
Cash and Cash Equivalents at End of Year	$59,861	$69,470	$71,189

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$54,749	$69,272	$51,548
Interest	9,497	5,851	1,026
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2016, 2015 and 2014	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2013	42,169	$10,000	$153,893	$824,362	$(225,219)	$(3,421)	$759,615
Net income				112,821			112,821
Other comprehensive income (loss)						1,806	1,806
Cash dividends — $0.96 per share				(40,410)			(40,410)
Purchases of common stock for treasury	(760)				(36,732)		(36,732)
Treasury shares issued for:
Exercise of stock appreciation rights and options	76		849		324		1,173
Performance share awards	36		(1,062)		(21)		(1,083)
Restricted stock units	31		(1,110)		(247)		(1,357)
Deferred compensation plans	3		98		63		161
Compensation expense — stock appreciation rights and options			1,808				1,808
Other share-based compensation expense			2,703				2,703
Other	8		(180)	3	(20)		(197)
Balance at June 30, 2014	41,563	10,000	156,999	896,776	(261,852)	(1,615)	800,308
Net income				115,484			115,484
Other comprehensive income (loss)						(58,556)	(58,556)
Cash dividends — $1.04 per share				(42,663)			(42,663)
Purchases of common stock for treasury	(1,740)				(76,515)		(76,515)
Treasury shares issued for:
Exercise of stock appreciation rights and options	34		552		415		967
Performance share awards	12		(425)		52		(373)
Restricted stock units	36		(1,312)		76		(1,236)
Deferred compensation plans	1		24		21		45
Compensation expense — stock appreciation rights and options			1,610				1,610
Other share-based compensation expense			2,851				2,851
Other	(1)		(227)	(49)	(318)		(594)
Balance at June 30, 2015	39,905	10,000	160,072	969,548	(338,121)	(60,171)	741,328
Net income				29,577			29,577
Other comprehensive income (loss)						(25,375)	(25,375)
Cash dividends — $1.10 per share				(54,266)			(54,266)
Purchases of common stock for treasury	(951)				(37,465)		(37,465)
Treasury shares issued for:
Exercise of stock appreciation rights and options	64		(391)		1,000		609
Performance share awards	8		(308)		116		(192)
Restricted stock units	15		(530)		232		(298)
Compensation expense — stock appreciation rights and options			1,543				1,543
Other share-based compensation expense			2,524				2,524
Other	16		(381)	(38)	350		(69)
Balance at June 30, 2016	39,057	$10,000	$162,529	$944,821	$(373,888)	$(85,546)	$657,916

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
Foreign Currency
The financial statements of the Company’s Canadian, Mexican, Australian and New Zealand subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive (loss) income in the statements of consolidated comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in the statements of consolidated income as a component of other expense (income), net.
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
Inventories
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2016, approximately 22.8% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expenses in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expenses were approximately $21,480, $24,430 and $16,230 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
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

Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees under the 2015 Long-Term Performance Plan, the 2011 Long-Term Performance Plan, or the 2007 Long-Term Performance Plan. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Non-qualified stock appreciation rights (SARs) and stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant and the fair values are determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. SARs and stock option awards generally vest over four years of continuous service and have ten-year contractual terms. The fair value of restricted stock awards, restricted stock units (RSUs), and performance shares are based on the closing market price of Company common stock on the grant date.
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
Changes in Accounting Principle
Deferred Income Taxes
In November 2015, the FASB issued its final standard on the simplification of the presentation of deferred income taxes. The standard, issued as Accounting Standards Update ("ASU") 2015-17, requires that deferred tax liabilities and assets be classified as non-current in the consolidated balance sheet. This update is effective for financial statement periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2015-17 in the second quarter of fiscal 2016. The Company applied the new standard retrospectively to the prior period presented in the consolidated balance sheets; the impact of this change in accounting principle on balances previously reported as of June 30, 2015 was as follows:

	Amount as of June 30, 2015
Balance Sheet Line Item	As Previously Reported	As Revised	Change
Other current assets	$51,111	$37,816	$(13,295)
Deferred tax assets	$97	$10,980	$10,883
Other liabilities	$46,295	$43,883	$(2,412)
Alignment of Canadian Subsidiary Reporting
Effective July 1, 2013, the Company aligned the consolidation of the Company’s Canadian subsidiary in the consolidated financial statements, which previously included the results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination was $1,200 of income for the month of June 2013 and has been included within other expense (income), net on the statement of consolidated income for the year ended June 30, 2014. The statement of consolidated income for the year ended June 30, 2014 reflects the same results, had the financial statements been retrospectively adjusted, with the exception of net income which would have decreased by $1,200.
Alignment of Mexican Subsidiary Reporting
Effective January 1, 2014, the Company aligned the consolidation of the Company’s Mexican subsidiary in the consolidated financial statements, which previously included the results on a one month reporting lag. The Company believes that this change in accounting principle is preferable as it provides contemporaneous reporting within our consolidated financial statements. In accordance with applicable accounting literature, the elimination of a one month reporting lag of a subsidiary is treated as a change in accounting principle and requires retrospective application. The Company determined that the effect of this change is not material to the financial statements for all periods presented and therefore, the Company has not presented retrospective application of this change. The net impact of the lag elimination was $200 of income for the month of December 2013 and has been included within other expense (income), net on the statement of consolidated income for year ended June 30, 2014.

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
The standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." In August 2015, the FASB issued ASU 2015-14 to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the update is effective for financial statement periods beginning after December 15, 2017. Early adoption is permitted, but not before financial statement periods beginning after December 15, 2016. In March 2016 the FASB issued ASU 2016-08 and ASU 2016-10, and in May 2016 the FASB issued ASU 2016-12, which clarify the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model. The Company has not determined the collective impact of these pronouncements on its financial statements and related disclosures or the method of adoption.
In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. This update is effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of this guidance will result in the reclassification of the unamortized debt issuance costs on the consolidated balance sheets, which were $504 and $394 at June 30, 2016 and 2015, respectively, recorded in other current assets and other assets in the consolidated balance sheets.
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
In March 2016, the FASB issued its final standard on simplifying the accounting for share-based payment awards. This standard, issued as ASU 2016-09, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. This update is effective for financial statement periods beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures or the method of adoption.
In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.
NOTE 2: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2016 Acquisitions
On June 14, 2016, the Company acquired 100% of the outstanding stock of Seals Unlimited ("Seals"), a distributor of sealing, fastener, and hose products located in Burlington, Ontario. On January 4, 2016, the Company acquired substantially all of the net assets of HUB Industrial Supply ("HUB"), a distributor of consumable industrial products operating from three locations - Lake City, FL, Indianapolis, IN, and Las Vegas, NV. On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc. ("Atlantic Fasteners"), a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. Seals, HUB, and Atlantic Fasteners are all included in the Service Center Based Distribution segment. On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM"). SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and is included in the Fluid Power Businesses Segment. The total combined consideration for these acquisitions was approximately $66,250, net tangible assets acquired were $22,650, and intangibles including goodwill were $43,600 based upon preliminary estimated fair values at the acquisition dates, which are subject to adjustment. The total combined consideration includes $3,750 of acquisition holdback payments, included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times through October 2018. The Company funded the amounts paid for the acquisitions at closing using available cash and borrowings under the revolving credit facility at variable interest rates. The acquisition prices and the results of operations for the acquired entities are not material in relation to the Company's consolidated financial statements.
Knox Acquisition
On July 1, 2014, the Company acquired 100% of the outstanding stock of Knox Oil Field Supply Inc. (“Knox”), headquartered in San Angelo, Texas, for total consideration of $132,000, including cash paid of $118,000 at closing. The primary reason for the acquisition of Knox was to complement and expand the Company’s capabilities to serve the upstream oil and gas industry in the United States. As a distributor of oilfield supplies and related services, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by drawing $120,000 from the previously uncommitted shelf facility with Prudential Investment Management at a fixed interest rate of 3.19% with an average seven year life. The remaining $14,000 purchase price was to be paid as acquisition holdback payments on the first three anniversaries of the acquisition with interest at a fixed rate of 1.50% per annum; $7,100 was paid on the first anniversary in the first quarter of fiscal 2016.

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
None of the goodwill acquired is expected to be deductible for income tax purposes. The goodwill recognized was attributable primarily to expected synergies and other benefits that the Company believed would result from the acquisition of Knox.
Reliance Acquisition
On May 1, 2014, the Company acquired 100% of the outstanding stock of Reliance Industrial Products (“Reliance”), headquartered in Nisku, Alberta, Canada, with operations in Western Canada and the Western United States, for a total purchase price in the amount of $188,500. The primary reasons for the acquisition were to provide the Company enhanced capabilities to serve the upstream oil and gas industry in the United States and Canada. A distributor of fluid conveyance and oilfield supplies, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by using available cash in Canada in the amount of $31,900, existing revolving credit facilities of $36,600 and a new $100,000 five-year term loan facility, with the remainder of $20,000 to be paid in equal amounts as acquisition holdback payments on the first two anniversaries of the acquisition, plus interest at 2% per annum; $8,300 was paid during fiscal 2016.

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
None of the goodwill acquired is expected to be deductible for income tax purposes. The goodwill recognized was attributable primarily to expected synergies and other benefits that the Company believed would result from the acquisition of Reliance.
The Company incurred $1,448 in third party costs during fiscal 2014 pertaining to the acquisition of Reliance. These expenses are included in selling, distribution and administration expense in the statement of consolidated income for the year ended June 30, 2014.
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

Other Fiscal 2015 Acquisitions
Other acquisitions during fiscal 2015 included the acquisition of substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products on July 1, 2014 as well as Ira Pump and Supply Inc., ("Ira Pump") a Texas distributor of oilfield pumps and supplies on November 3, 2014. These companies are included in the Service Center Based Distribution Segment. The total combined consideration for these acquisitions was approximately $54,900. Net tangible assets acquired were $21,000 and intangibles including goodwill were $33,900, based upon estimated fair values at the acquisition date. The Company funded these acquisitions from borrowings under our existing debt facilities. Total acquisition holdback payments of $6,900 are being paid at various times through July 2017. The results of operations for the Mexican, Australian, and Ira Pump acquisitions are not material for any period presented.
Other Fiscal 2014 Acquisitions
In December 2013, the Company acquired substantially all of the net assets of Texas Oilpatch Services Corporation, a Texas distributor of bearings, oil seals, power transmission products, and related replacement parts to the oilfield industry. The acquired business is included in the Service Center Based Distribution segment. The purchase price for this acquisition was $17,000, tangible assets acquired were $3,863 and intangibles, including goodwill was $13,137. The purchase price included $2,550 of acquisition holdback payments which were paid into an escrow account controlled by a third party. The acquisition price and the results of operations of the acquired entity are not material in relation to the Company’s consolidated financial statements.
Holdback Liabilities for Acquisitions
Acquisition holdback payments of approximately $7,700, $3,800 and $2,500 will be made in fiscal 2017, 2018 and 2019, respectively. The related liabilities for these payments are recorded in the consolidated balance sheets in other current liabilities for the amounts due in fiscal year 2017 and other liabilities for the amounts due in fiscal years 2018 through 2019.
NOTE 3: INVENTORIES
Inventories consist of the following:

June 30,	2016	2015
U.S. inventories at average cost	$380,000	$397,524
Foreign inventories at average cost	105,465	116,674
	485,465	514,198
Less: Excess of average cost over LIFO cost for U.S. inventories	147,244	151,779
Inventories on consolidated balance sheets	$338,221	$362,419
In fiscal 2016, reductions in U.S. inventories, primarily in the bearings pool, resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The overall impact of LIFO layer liquidations increased gross profit by $2,100 in fiscal 2016. There were no LIFO layer liquidations in fiscal 2015 or 2014.
NOTE 4: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution Segment and the Fluid Power Businesses segment for the years ended June 30, 2016 and 2015 are as follows:

	Service Center Based Distribution	Fluid Power Businesses	Total
Balance at July 1, 2014	$192,565	$929	$193,494
Goodwill acquired during the year	77,728	—	77,728
Other, primarily currency translation	(16,816)	—	(16,816)
Balance at June 30, 2015	253,477	929	254,406
Goodwill acquired during the year	18,683	3,285	21,968
Impairment	(64,794)	—	(64,794)
Other, primarily currency translation	(8,880)	—	(8,880)
Balance at June 30, 2016	$198,486	$4,214	$202,700

The Company has seven (7) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2016.  The Company concluded that five (5) of the reporting units’ fair value substantially exceeded their carrying amounts. The carrying value for two (2) reporting units (Canada service center and Australia/New Zealand service center) exceeded the fair value, indicating there may be goodwill impairment.  The fair values of the reporting units in accordance with step one of the goodwill impairment test were determined using the Income and Market approaches. The Income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors. The Market approach utilized an analysis of comparable publicly traded companies.
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
Step two of the goodwill impairment test for the Canada service center reporting unit was completed in the third quarter of fiscal 2016.  The analysis resulted in a goodwill impairment of $56,022 for the Canada service center reporting unit.  The non-cash impairment charge is the result of the overall decline in the industrial economy in Canada coupled with the substantial and sustained decline in the oil and gas sector during calendar year 2015.  This has led to reduced spending by customers and reduced revenue expectations.  The uncertainty regarding the oil and gas industries and overall industrial economy in Canada has also led the reporting unit to reduce expectations. The remaining goodwill for the Canada service center reporting unit at June 30, 2016 is $31,242. Because the carrying value of the Canada service center reporting unit approximated fair value of the reporting unit after the impairment was recorded, a future decline in the estimated cash flows could result in an additional impairment loss. A future decline in the estimated cash flows could result from a significant decline in capital spending by oil and gas producers and related businesses.
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
Accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $36,605 related to the Fluid Power Businesses segment at June 30, 2016, 2015, and 2014, and totaled $64,794 related to the Service Center Based Distribution segment at June 30, 2016.

The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2016	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$239,132	$84,566	$154,566
Trade names	44,430	16,099	28,331
Vendor relationships	14,042	8,003	6,039
Non-competition agreements	4,700	2,396	2,304
Total Intangibles	$302,304	$111,064	$191,240

June 30, 2015	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$225,332	$65,789	$159,543
Trade names	42,689	13,187	29,502
Vendor relationships	14,465	7,258	7,207
Non-competition agreements	4,578	2,002	2,576
Total Intangibles	$287,064	$88,236	$198,828
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During 2016, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$17,996	15.0 years
Trade names	2,889	15.0 years
Non-competition agreements	765	5.0 years
Total Intangibles Acquired	$21,650	14.7 years
Amortization of identifiable intangibles totaled $25,580, $25,797 and $14,023 in fiscal 2016, 2015 and 2014, respectively, and is included in selling, distribution and administrative expenses in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2016 is estimated to be $25,000 for 2017, $22,700 for 2018, $21,000 for 2019, $19,200 for 2020 and $17,600 for 2021.
NOTE 5: DEBT
Revolving Credit Facility & Term Loan
In December 2015, the Company entered into a new five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company’s discretion. At June 30, 2016, the Company had $123,438 outstanding under the term loan and $33,000 outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2,707 to secure certain insurance obligations, totaled $214,293 at June 30, 2016 and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of June 30, 2016 was 1.50%. The weighted-average interest rate on the revolving credit facility outstanding as of June 30, 2016 was 1.44%.
The new credit facility replaced the Company's previous term loan and revolving credit facility agreements. The Company had $96,875 outstanding at June 30, 2015 under the previous term loan agreement, which carried a variable interest rate tied to LIBOR and was 1.19% at June 30, 2015. At June 30, 2015, the Company had $52,000 outstanding under the previous revolving credit facility. Unused lines under this facility, net of outstanding letters of credit of $3,764 to secure certain insurance obligations, totaled $94,236 at June 30, 2015 and were available to fund future acquisitions or other capital and operating requirements. The weighted-average interest rate on the revolving credit facility outstanding as of June 30, 2015 was 1.15%.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of June 30, 2016 and $1,841 as of June 30, 2015, in order to secure certain insurance obligations.
Other Long-Term Borrowings
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At June 30, 2016 and 2015, $1,896 and $2,120 was outstanding, respectively.
At June 30, 2016 and June 30, 2015, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of June 30, 2016, $50,000 in additional financing was available under this facility.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2017	$3,352
2018	4,918
2019	6,484
2020	33,050
2021	174,804
Thereafter	105,726
Covenants
The revolving credit facility, the term loan agreement, and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2016, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before, interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at June 30, 2016.
NOTE 6: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2016 and June 30, 2015 totaled $9,097 and $9,330, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2016, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).
NOTE 7: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2016	2015	2014
U.S.	$139,960	$152,618	$147,980
Foreign	(60,982)	23,253	18,282
Income before income taxes	$78,978	$175,871	$166,262

Provision
The provision (benefit) for income taxes consists of:

Year Ended June 30,	2016	2015	2014
Current:
Federal	$45,226	$52,861	$50,455
State and local	6,349	6,884	6,576
Foreign	4,407	5,603	4,619
Total current	55,982	65,348	61,650
Deferred:
Federal	397	(3,799)	(5,328)
State and local	(30)	(153)	(267)
Foreign	(6,948)	(1,009)	(2,614)
Total deferred	(6,581)	(4,961)	(8,209)
Total	$49,401	$60,387	$53,441
The exercise of non-qualified stock appreciation rights and options during fiscal 2016, 2015 and 2014 resulted in $212, $352 and $1,462, respectively, of income tax benefits to the Company derived from the difference between the market and option price of the shares at the date of exercise and the fair value of the options on the grant date. Vesting of stock awards and other stock compensation in fiscal 2016, 2015 and 2014 resulted in $(4), $690 and $1,211, respectively, of incremental income tax (expense), benefits over the amounts previously reported for financial reporting purposes. These tax (expenses) benefits were recorded in additional paid-in capital.
Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2016	2015	2014
Statutory income tax rate	35.0%	35.0%	35.0%
Effects of:
State and local taxes	5.2%	2.5%	2.4%
Goodwill impairment	27.1%	—%	—%
U.S. tax on foreign income, net	—%	—%	(1.6)%
Foreign income taxes	(3.0)%	(2.5)%	(2.6)%
Deductible dividend	(0.9)%	(0.5)%	(0.5)%
Valuation allowance	0.5%	0.5%	—%
Other, net	(1.3)%	(0.7)%	(0.6)%
Effective income tax rate	62.6%	34.3%	32.1%

Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2016	2015
Deferred tax assets:
Compensation liabilities not currently deductible	$25,992	$28,902
Other expenses and reserves not currently deductible	11,650	9,115
Goodwill and intangibles	6,366	7,363
Foreign tax credit (expiring in years 2025-2026)	849	1,155
Net operating loss carryforwards (expiring in years 2017-2036)	4,960	860
Other	83	289
Total deferred tax assets	49,900	47,684
Less: Valuation allowance	(1,347)	(917)
Deferred tax assets, net of valuation allowance	48,553	46,767
Deferred tax liabilities:
Inventories	(4,785)	(5,499)
Goodwill and intangibles	(33,353)	(38,707)
Depreciation and differences in property bases	(9,892)	(9,328)
Total deferred tax liabilities	(48,030)	(53,534)
Net deferred tax assets (liabilities)	$523	$(6,767)
Net deferred tax assets (liabilities) are classified as follows:
Deferred tax assets	$12,277	$10,980
Other liabilities	(11,754)	(17,747)
Net deferred tax assets (liabilities)	$523	$(6,767)
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
U.S. federal income taxes are provided on the portion of non-U.S. subsidiaries' income that is not considered to be permanently reinvested outside the U.S. and may be remitted to the U.S. At June 30, 2016, all undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested and totaled approximately $141,482, for which no U.S. tax has been provided. Determination of the net amount of the unrecognized tax liability with respect to the distribution of these earnings is not practicable; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
In 2014, the Company recognized a tax benefit of $2,804 related to U.S. tax on foreign income which reduced the Company's effective tax rate by approximately 1.6%. This tax benefit was due to the reversal of taxes previously accrued on a portion of the undistributed earnings of non-US subsidiaries applicable to a change in the permanent reinvestment assertion. In 2015, $17,793 of cash was distributed by one of the Company's non-U.S. subsidiaries as a non-taxable return of capital.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2016, 2015 and 2014:

Year Ended June 30,	2016	2015	2014
Unrecognized Income Tax Benefits at beginning of the year	$2,604	$2,364	$2,655
Current year tax positions	539	472	730
Expirations of statutes of limitations	(132)	(160)	(1,007)
Settlements	(96)	(72)	(14)
Unrecognized Income Tax Benefits at end of year	$2,915	$2,604	$2,364

Included in the balance of unrecognized income tax benefits at June 30, 2016, 2015 and 2014 are $2,691, $2,377 and $2,104, respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
During 2016, 2015 and 2014, the Company recognized $127 and $49 and $16 of expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $625 and $497 as of June 30, 2016 and 2015, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.
The Company is subject to U.S. federal income tax examinations for the tax years 2014 through 2016 and to state and local income tax examinations for the tax years 2010 through 2016. In addition, the Company is subject to foreign income tax examinations for the tax years 2009 through 2016.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year.
NOTE 8: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2016, 596 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) for the years ended June 30, 2016 and 2015, is comprised of the following:

	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total accumulated other comprehensive income (loss)
Balance at July 1, 2013	$360	$(52)	$(3,729)	$(3,421)
Other comprehensive income (loss)	629	73	871	1,573
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	233	233
Net current-period other comprehensive income (loss), net of taxes	629	73	1,104	1,806
Balance at June 30, 2014	$989	$21	$(2,625)	$(1,615)
Other comprehensive income (loss)	(58,233)	(25)	(472)	(58,730)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	174	174
Net current-period other comprehensive income (loss), net of taxes	(58,233)	(25)	(298)	(58,556)
Balance at June 30, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other comprehensive income (loss)	(24,441)	(34)	(1,215)	(25,690)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	315	315
Net current-period other comprehensive income (loss), net of taxes	(24,441)	(34)	(900)	(25,375)
Balance at June 30, 2016	$(81,685)	$(38)	$(3,823)	$(85,546)

Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

Year Ended June 30,	2016			2015			2014
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(24,441)	$—	$(24,441)	$(58,233)	$—	$(58,233)	$629	$—	$629
Postemployment benefits:
Actuarial (loss) gain on remeasurement	(1,998)	(783)	(1,215)	(776)	(304)	(472)	1,402	531	871
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	518	203	315	286	112	174	382	149	233
Unrealized (loss) gain on investment securities available for sale	(52)	(18)	(34)	(38)	(13)	(25)	112	39	73
Other comprehensive (loss) income	$(25,973)	$(598)	$(25,375)	$(58,761)	$(205)	$(58,556)	$2,525	$719	$1,806
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
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2016	2015	2014
Net Income	$29,577	$115,484	$112,821
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	39,254	40,892	41,942
Dilutive effect of potential common shares	212	295	389
Weighted-average common shares outstanding for dilutive computation	39,466	41,187	42,331
Net Income Per Share — Basic	$0.75	$2.82	$2.69
Net Income Per Share — Diluted	$0.75	$2.80	$2.67
Stock appreciation rights and options relating to 775, 435 and 289 shares of common stock were outstanding at June 30, 2016, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.
NOTE 9: SHARE-BASED COMPENSATION
Share-Based Incentive Plans
Following approval by the Company's shareholders in October 2015, the 2015 Long-Term Performance Plan (the "2015 Plan") replaced the 2011 Long-Term Performance Plan. The 2015 Plan, which expires in 2020, provides for granting of SARs, stock options, stock awards, cash awards, and such other awards or combination thereof as the Executive Organization and Compensation Committee or, in the case of director awards, the Corporate Governance Committee of the Board of Directors (together referred to as the Committee) may determine to officers, other key employees and members of the Board of Directors. Grants are generally made at regularly scheduled committee meetings. Compensation costs charged to expense under award programs paid (or to be paid) with shares (including SARs, stock options, performance shares, restricted stock, and RSUs) are summarized in the table below:

Year Ended June 30,	2016	2015	2014
SARs and options	$1,543	$1,610	$1,808
Performance shares	446	836	309
Restricted stock and RSUs	2,078	2,015	2,394
Total compensation costs under award programs	$4,067	$4,461	$4,511
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $1,595, $1,749 and $1,768 for fiscal years 2016, 2015 and 2014, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2016 are summarized in the table below:

June 30, (Shares in thousands)	2016	Average Expected Period of Expected Recognition (Years)
SARs and options	$2,193	2.6
Performance shares	3,933	1.7
Restricted stock and RSUs	2,133	2.0
Total unrecognized compensation costs under award programs	$8,259	2.0
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.0 years. The aggregate number of shares of common stock which may be awarded under the 2015 Plan is 2,500; shares available for future grants at June 30, 2016 were 2,449.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs and stock option grants issued in fiscal 2016, 2015 and 2014 are:

	2016	2015	2014
Expected life, in years	4.4	4.7	4.6
Risk free interest rate	1.3%	1.4%	1.3%
Dividend yield	2.5%	2.5%	2.5%
Volatility	26.0%	29.0%	31.8%
Per share fair value of SARs and stock options granted during the year	$6.79	$9.53	$11.02
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

A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2016
(Shares in thousands)
Outstanding, beginning of year	1,116	$35.86
Granted	297	39.08
Exercised	(171)	27.95
Forfeited	(6)	44.15
Outstanding, end of year	1,236	$37.69
Exercisable at end of year	728	$34.09
Expected to vest at end of year	480	$42.87
The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2016 were 6.3, 4.8, and 8.5 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2016 were $10,491 $8,546, and $1,827, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2016, 2015, and 2014 was $2,422, $1,601, and $5,241, respectively.
The total fair value of shares vested during fiscal 2016, 2015, and 2014 was $1,291, $2,187, and $2,080, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of nonvested performance shares activity at June 30, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2016
(Shares in thousands)
Nonvested, beginning of year	38	$46.66
Awarded	12	38.34
Vested	(13)	40.75
Nonvested, end of year	37	$46.01
The Committee set three one-year goals for each of the 2016, 2015 and 2014 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. Based upon the outstanding grants as of June 30, 2016, the maximum number of shares which could be earned in future periods was 96.

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
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2016
(Share amounts in thousands)
Nonvested, beginning of year	90	$46.18
Granted	62	38.68
Forfeitures	(1)	46.36
Vested	(33)	41.47
Nonvested, end of year	118	$43.56
NOTE 10: BENEFIT PLANS
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $2,535, $3,156 and $2,788 during fiscal 2016, 2015 and 2014, respectively.
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
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), an unfunded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $268, $300, and $234 of expense associated with this plan in fiscal 2016, 2015, and 2014, respectively.
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
The following table sets forth the changes in benefit obligations and plan assets during the year and the funded status for the post-employment plans at June 30:

	Pension Benefits		Retiree Health Care Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of the year	$29,994	$34,558	$2,144	$2,790
Service cost	91	97	22	53
Interest cost	879	896	75	95
Plan participants’ contributions	—	—	60	64
Benefits paid	(5,555)	(6,697)	(229)	(238)
Amendments	—	(8)	—	—
Actuarial loss (gain) during year	1,196	1,148	163	(620)
Benefit obligation at end of year	$26,605	$29,994	$2,235	$2,144
Change in plan assets:
Fair value of plan assets at beginning of year	$7,185	$7,245	$—	$—
Actual (loss) gain on plan assets	(149)	247	—	—
Employer contributions	5,256	6,390	169	174
Plan participants’ contributions	—	—	60	64
Benefits paid	(5,555)	(6,697)	(229)	(238)
Fair value of plan assets at end of year	$6,737	$7,185	$—	$—
Funded status at end of year	$(19,868)	$(22,809)	$(2,235)	$(2,144)
The amounts recognized in the consolidated balance sheets and in accumulated other comprehensive loss for the post-employment plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2016	2015	2016	2015
Amounts recognized in the consolidated balance sheets:
Other current liabilities	$741	$5,256	$220	$220
Post-employment benefits	19,127	17,553	2,015	1,924
Net amount recognized	$19,868	$22,809	$2,235	$2,144
Amounts recognized in accumulated other comprehensive loss:
Net actuarial (loss) gain	$(8,234)	$(7,311)	$1,119	$1,492
Prior service cost	(121)	(208)	948	1,219
Total amounts recognized in accumulated other comprehensive loss	$(8,355)	$(7,519)	$2,067	$2,711
The following table provides information for pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Pension Benefits
June 30,	2016	2015
Projected benefit obligations	$26,605	$29,994
Accumulated benefit obligations	26,605	29,994
Fair value of plan assets	6,737	7,185

The net periodic costs (benefits) are as follows:

	Pension Benefits			Retiree Health Care Benefits
Year Ended June 30,	2016	2015	2014	2016	2015	2014
Service cost	$91	$97	$77	$22	$53	$48
Interest cost	879	896	1,180	75	95	139
Expected return on plan assets	(491)	(495)	(416)	—	—	—
Recognized net actuarial loss (gain)	913	559	611	(210)	(87)	(38)
Amortization of prior service cost	86	86	78	(271)	(272)	(271)
Net periodic cost (benefits)	$1,478	$1,143	$1,530	$(384)	$(211)	$(122)
The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $872 and $86, respectively. The estimated net actuarial gain and income from prior service cost for the retiree health care benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $181 and $271, respectively.
Assumptions
A discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Citigroup Pension Discount Yield Curve. During fiscal 2015, the Society of Actuaries released a series of updated mortality tables resulting from recent studies measuring mortality rates for various groups of individuals. As of June 30, 2015, the Company adopted these mortality tables, which reflect improved trends in longevity and have the effect of increasing the estimate of benefits to be received by plan participants.
The weighted-average actuarial assumptions used to determine benefit obligations and net periodic benefit cost for the plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2016	2015	2016	2015
Assumptions used to determine benefit obligations at year end:
Discount rate	2.3%	3.0%	3.3%	4.0%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.0%	2.8%	4.0%	3.8%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
The assumed health care cost trend rates used in measuring the accumulated benefit obligation for retiree health care benefits were 7.0% and 6.8% as of June 30, 2016 and 2015, respectively, decreasing to 5.0% by 2027.
A one-percentage point change in the assumed health care cost trend rates would have had the following effects as of June 30, 2016 and for the year then ended:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components of periodic expense	$13	$(11)
Effect on post-retirement benefit obligation	255	(214)

Plan Assets
The fair value of each major class of plan assets for the Company’s Qualified Benefit Retirement Plan is valued using either quoted market prices in active markets for identical instruments; Level 1 in the fair value hierarchy, or other inputs that are observable, either directly or indirectly; Level 2 in the fair value hierarchy. Following are the fair values and target allocation as of June 30:

	Target Allocation	Fair Value
		2016	2015
Asset Class:
Equity* securities (Level 1)	40 – 70%	$3,843	$4,022
Debt securities (Level 2)	20 – 50%	2,759	2,930
Other (Level 1)	0 – 20%	135	233
Total	100%	$6,737	$7,185
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
Cash Flows
Employer Contributions
The Company expects to contribute $750 to its pension benefit plans and $180 to its retiree health care benefit plans in fiscal 2017. Contributions do not equal estimated future benefit payments as certain payments are made from plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as applicable, are expected to be paid in each of the next five years and in the aggregate for the subsequent five years:

During Fiscal Years	Pension Benefits	Retiree Health Care Benefits
2017	$1,100	$180
2018	1,700	190
2019	2,200	180
2020	3,800	170
2021	3,000	160
2022 through 2026	7,200	550

NOTE 11: LEASES
The Company leases many service center and distribution center facilities, vehicles and equipment under non-cancelable lease agreements accounted for as operating leases. The Company leased its corporate headquarters facility until purchasing it in April 2014. The minimum annual rental commitments under non-cancelable operating leases as of June 30, 2016 are as follows:

During Fiscal Years
2017	$27,500
2018	19,900
2019	15,600
2020	9,100
2021	3,100
Thereafter	5,300
Total minimum lease payments	$80,500
Rental expense incurred for operating leases, principally from leases for real property, vehicles and computer equipment was $37,300 in 2016, $39,300 in 2015 and $36,900 in 2014, and was classified within selling, distribution and administrative expenses on the statements of consolidated income.
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired, become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $3,800, $3,100 and $2,500 in fiscal 2016, 2015 and 2014, respectively.
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
The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $21,485, $24,087, and $21,809, in fiscal 2016, 2015, and 2014, respectively, have been eliminated in the following table.

Segment Financial Information

	Service Center Based Distribution	Fluid Power Businesses	Total
Year Ended June 30, 2016
Net sales	$2,087,041	$432,387	$2,519,428
Operating income for reportable segments	109,491	40,794	150,285
Assets used in the business	1,124,101	188,428	1,312,529
Depreciation and amortization of property	14,595	1,371	15,966
Capital expenditures	12,227	903	13,130
Year Ended June 30, 2015
Net sales	$2,254,768	$496,793	$2,751,561
Operating income for reportable segments	140,421	48,535	188,956
Assets used in the business	1,228,131	204,425	1,432,556
Depreciation and amortization of property	15,196	1,382	16,578
Capital expenditures	13,531	1,402	14,933
Year Ended June 30, 2014
Net sales	$1,973,359	$486,519	$2,459,878
Operating income for reportable segments	118,857	44,621	163,478
Assets used in the business	1,116,311	217,858	1,334,169
Depreciation and amortization of property	12,399	1,578	13,977
Capital expenditures	18,744	1,446	20,190
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
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2016	2015	2014
Operating income for reportable segments	$150,285	$188,956	$163,478
Adjustments for:
Intangible amortization — Service Center Based Distribution	19,595	19,561	7,336
Intangible amortization — Fluid Power Businesses	5,985	6,236	6,687
Goodwill Impairment — Service Center Based Distribution	64,794	—	—
Corporate and other income, net	(28,890)	(21,460)	(14,903)
Total operating income	88,801	184,619	164,358
Interest expense, net	8,763	7,869	249
Other expense (income), net	1,060	879	(2,153)
Income before income taxes	$78,978	$175,871	$166,262
Fluctuations in corporate and other income, net, are due to changes in the levels and amounts of expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.
Product Category
Net sales by product category are as follows:

Year Ended June 30,	2016	2015	2014
Industrial	$1,836,484	$2,013,447	$1,739,496
Fluid power	682,944	738,114	720,382
Net sales	$2,519,428	$2,751,561	$2,459,878

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
Geographic Information
Net sales are presented in geographic areas based on the location of the facility shipping the product. Long-lived assets are based on physical locations and are comprised of the net book value of property and intangible assets. Information by geographic area is as follows:

Year Ended June 30,	2016	2015	2014
Net Sales:
United States	$2,117,485	$2,238,263	$2,031,142
Canada	257,797	358,580	291,117
Other Countries	144,146	154,718	137,619
Total	$2,519,428	$2,751,561	$2,459,878

June 30,	2016	2015	2014
Long-Lived Assets:
United States	$225,538	$217,597	$153,945
Canada	66,304	76,565	99,161
Other Countries	7,163	9,113	9,998
Total	$299,005	$303,275	$263,104
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
NOTE 14: OTHER EXPENSE (INCOME), NET
Other expense (income), net, consists of the following:

Year Ended June 30,	2016	2015	2014
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(87)	$(442)	$(1,683)
Elimination of one-month Canadian and Mexican reporting lag, effective July 1, 2013 and January 1, 2014, respectively	—	—	(1,342)
Foreign currency transaction losses	1,039	1,251	801
Other, net	108	70	71
Total other expense (income), net	$1,060	$879	$(2,153)
NOTE 15: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2016 through the date the financial statements were issued.

QUARTERLY OPERATING RESULTS
(In thousands, except per share amounts)
(UNAUDITED)

					Per Common Share
	Net Sales	Gross Profit	Operating Income	Net Income	Net Income	Cash Dividend
2016
First Quarter	$641,904	$181,012	$41,026	$24,291	$0.61	$0.27
Second Quarter	610,346	173,167	38,362	23,947	0.61	0.27
Third Quarter	633,172	174,793	(33,032)	(44,728)	(1.14)	0.28
Fourth Quarter	634,006	178,450	42,445	26,067	0.66	0.28
	$2,519,428	$707,422	$88,801	$29,577	$0.75	$1.10
2015
First Quarter	$702,325	$194,932	$46,165	$29,122	$0.70	$0.25
Second Quarter	691,702	195,713	46,807	29,707	0.72	0.25
Third Quarter	679,994	187,363	43,772	28,610	0.70	0.27
Fourth Quarter	677,540	191,806	47,875	28,045	0.70	0.27
	$2,751,561	$769,814	$184,619	$115,484	$2.80	$1.04
2014
First Quarter	$605,305	$169,795	$39,539	$26,844	$0.63	$0.23
Second Quarter	581,949	163,383	39,837	25,909	0.61	0.23
Third Quarter	618,006	171,220	40,173	30,394	0.72	0.25
Fourth Quarter	654,618	182,528	44,809	29,674	0.71	0.25
	$2,459,878	$686,926	$164,358	$112,821	$2.67	$0.96
On August 5, 2016, there were 5,559 shareholders of record including 4,048 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company’s common stock is listed on the New York Stock Exchange. The closing price on August 5, 2016 was $47.85 per share.
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
Fiscal 2016
During the third quarter of fiscal 2016, the Company recorded goodwill impairment of $64.8 million related to the Canada and Australia/New Zealand service center reporting units within the Service Center Based Distribution reportable segment. After taxes, the impairment had a negative impact on earnings of $63.8 million and reduced earnings per share by $1.62 per share.
During fiscal 2016, the Company incurred certain restructuring charges. During the third quarter, a reserve of $3.6 million was recorded within cost of sales for potential non-salable, non-returnable and excess inventory due to declining demand, primarily for Canada oil and gas operations. SD&A included expenses of $5.2 million during the fiscal year related to severance and facility consolidations, primarily for oil and gas operations. Total restructuring charges reduced gross profit for the year by $3.6 million, operating income by $8.8 million, net income by $6.2 million and earnings per share by $0.16.
During the fourth quarter of fiscal 2016, the Company realized LIFO layer liquidation benefits of $2.1 million from certain inventory quantity levels decreasing.
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

Management's Report on Internal Control over Financial Reporting
The Management of Applied Industrial Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the President & Chief Executive Officer and the Vice President - Chief Financial Officer & Treasurer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2016.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ Mark O. Eisele
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.
Cleveland, Ohio
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2016, based on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2016 of the Company and our report dated August 24, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 24, 2016

Changes in Internal Control Over Financial Reporting
The Company has undertaken a multi-year ERP (SAP) project to transform the Company's technology platforms and enhance its business information and transaction systems. The Company has completed its SAP implementation in its Western Canadian and U.S. Service Center Based Businesses, excluding recent acquisitions. In fiscal 2014, the Company initiated the transformation of its financial and accounting systems including fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation system, transitioned to SAP during fiscal 2015. In the first quarter of fiscal 2016, the Company converted to a new consolidation process and system. During the third quarter of fiscal 2016, the Company determined that operations in Eastern Canada will be transitioned onto SAP throughout fiscal 2017 and 2018. The Company will continue to evaluate and consider an appropriate deployment schedule for other operations not on SAP, as well as refine our current business and system processes. Changes in the Company's key business applications and financial processes as a result of the continuing implementation of SAP and other business systems are being evaluated by management. The Company is continuing to design and implement processes and internal controls to address changes in the Company's internal control over financial reporting as a result of the SAP implementation and consolidation system conversion. This ongoing implementation presents risks to maintaining adequate internal controls over financial reporting.
Other than as described above, there have not been any changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 25, 2016, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2016, under the captions “Executive Compensation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Applied's shareholders have approved the following equity compensation plans: the 1997 Long-Term Performance Plan, the 2007 Long-Term Performance Plan, the 2011 Long-Term Performance Plan, the 2015 Long-Term Performance Plan, the Deferred Compensation Plan, and the Deferred Compensation Plan for Non-Employee Directors. All of these plans are currently in effect.
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,208,383	$37.58	*
Equity compensation plans not approved by security holders	—	—	—
Total	1,208,383	$37.58	*

*
The 2015 Long-Term Performance Plan was adopted to replace the 2011 Long-Term Performance Plan, the 2011 Long-Term Performance Plan was adopted to replace the 2007 Long-Term Performance Plan, and the 2007 Long-Term Performance Plan replaced the 1997 Long-Term Performance Plan. Stock options and stock appreciation rights remain outstanding under each of the 1997, 2007 and 2011 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2015 Long-Term Performance Plan at June 30, 2016, was 2,449,408. The number of shares issuable under the Deferred Compensation Plan for Non-Employee Directors and the Deferred Compensation Plan depends on the dollar amount of participant contributions deemed invested in Applied common stock.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2016, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2016, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2016, under the caption “Item 3 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2016, 2015, and 2014

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2016, 2015, and 2014

•	Consolidated Balance Sheets at June 30, 2016 and 2015

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2016, 2015, and 2014

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2016, 2015, and 2014

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2016, 2015, and 2014

•	Supplementary Data:

• Quarterly Operating Results
(a)2. Financial Statement Schedule.
The following schedule is included in this Part IV, and is found in this report at the page indicated:

Page No.

Schedule II - Valuation and Qualifying Accounts: Pg. 69
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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through December 23, 2015, between Applied and Prudential Investment Management, Inc. (assignee of The Prudential Insurance Company of America), conformed to show all amendments (filed as Exhibit 4.2 to Applied's Form 10-Q for the quarter ended December 31, 2015, SEC File No. 1-2299, and incorporated here by reference).

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

4.5
Credit Agreement dated as of December 22, 2015, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 10.1 to Applied's Form 8-K dated December 28, 2015, SEC File No. 1-2299, and incorporated here by reference).

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2016 under the caption “Director Compensation.”

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

*10.11
2015 Long-Term Performance Plan (filed as Appendix to Applied's proxy statement for the annual meeting of shareholders held on October 27, 2015, SEC File No. 1-2299, and incorporated here by reference).

*10.12	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.14
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2012 revision) (filed as Exhibit 10.02 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Performance Shares Terms and Conditions (filed as Exhibit 10.04 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.16	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.03 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.17	Management Incentive Plan General Terms (filed as Exhibit 10.01 to Applied's Form 8-K dated August 9, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.18
Key Executive Restoration Plan, as amended and restated, for Applied's executive officers (filed as Exhibit 10.1 to Applied's Form 8-K dated August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.19	Schedule of participants in the Key Executive Restoration Plan, as amended and restated.

*10.20
Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) in which Thomas E. Armold, Todd A. Barlett, Fred D. Bauer, and Mark O. Eisele participate (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.21
First Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied's Form 8-K dated December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.22
Second Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.23
Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for Mark O. Eisele (filed as Exhibit 10(h) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.24
First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.26
Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.27
First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.28
Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.29
Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.6 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.31	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.32	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.33
Form of Change in Control Agreement for each of Thomas E. Armold, Todd A. Barlett, Fred D. Bauer, and Mark O. Eisele (filed as Exhibit 99.1 to Applied's Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.34
Form of Change in Control Agreement for executive officers newly hired since 2012 (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.35
A written description of Applied's Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10(d) to Applied's Form 10-K for the year ended June 30, 2007, SEC File No. 1-2299, and incorporated here by reference).

*10.36
A written description of Applied's Long-Term Disability Insurance for executive officers (filed as Exhibit 10(c) to Applied's Form 10-Q for the quarter ended December 31, 1997, SEC File No. 1-2299, and incorporated here by reference).

21	Applied’s subsidiaries at June 30, 2016.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2016, 2015, AND 2014
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2016
Reserve deducted from assets to which it applies — accounts receivable allowances	$10,621	$4,303	$(46)	(A)	$3,844	(B)	$11,034
Year Ended June 30, 2015
Reserve deducted from assets to which it applies — accounts receivable allowances	$10,385	$2,597	$231	(A)	$2,592	(B)	$10,621
Year Ended June 30, 2014
Reserve deducted from assets to which it applies — accounts receivable allowances	$7,737	$3,970	$(129)	(A)	$1,193		$10,385

(A)	Amounts represent reserves for the return of merchandise by customers.

(B)	Amounts represent uncollectible accounts charged off.

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

/s/ Christopher Macey
Christopher Macey Corporate Controller (Principal Accounting Officer)
Date: August 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Peter A. Dorsman, Director	L. Thomas Hiltz, Director

*	*
Edith Kelly-Green, Director	Dan P. Komnenovich, Director

*	*
John F. Meier, Director	Vincent K. Petrella, Director

/s/ Neil A. Schrimsher	*
Neil A. Schrimsher, President & Chief Executive Officer and Director	Dr. Jerry Sue Thornton, Director

*
Peter C. Wallace, Director and Chairman

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 24, 2016