Form 10-Q
period 2016-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2016-10-27
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2016
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
There were 39,006,534 (no par value) shares of common stock outstanding on October 14, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2016	2015
Net Sales	$624,848	$641,904
Cost of Sales	446,518	460,892
Gross Profit	178,330	181,012
Selling, Distribution and Administrative, including depreciation	135,112	139,986
Operating Income	43,218	41,026
Interest Expense, net	2,146	2,187
Other (Income) Expense, net	(398)	1,004
Income Before Income Taxes	41,470	37,835
Income Tax Expense	14,099	13,544
Net Income	$27,371	$24,291
Net Income Per Share - Basic	$0.70	$0.61
Net Income Per Share - Diluted	$0.70	$0.61
Cash dividends per common share	$0.28	$0.27
Weighted average common shares outstanding for basic computation	39,044	39,613
Dilutive effect of potential common shares	338	229
Weighted average common shares outstanding for diluted computation	39,382	39,842
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2016	2015
Net income per the condensed statements of consolidated income	$27,371	$24,291

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(2,349)	(27,516)
Post-employment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	127	130
Unrealized gain (loss) on investment securities available for sale	26	(50)
Total of other comprehensive loss, before tax	(2,196)	(27,436)
Income tax expense related to items of other comprehensive income	61	34
Other comprehensive loss, net of tax	(2,257)	(27,470)
Comprehensive income (loss), net of tax	$25,114	$(3,179)
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2016	June 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$58,022	$59,861
Accounts receivable, less allowances of $11,628 and $11,034	347,286	347,857
Inventories	342,044	338,221
Other current assets	30,009	35,582
Total current assets	777,361	781,521
Property, less accumulated depreciation of $163,245 and $161,466	106,283	107,765
Identifiable intangibles, net	181,465	191,240
Goodwill	205,537	202,700
Deferred tax assets	11,802	12,277
Other assets	16,991	16,522
TOTAL ASSETS	$1,299,439	$1,312,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$149,007	$148,543
Current portion of long term debt	3,248	3,247
Compensation and related benefits	46,327	57,187
Other current liabilities	65,719	65,306
Total current liabilities	264,301	274,283
Long-term debt	301,771	324,583
Post-employment benefits	21,290	21,322
Other liabilities	31,629	33,921
TOTAL LIABILITIES	618,991	654,109
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 39,031 and 39,057 outstanding, respectively	10,000	10,000
Additional paid-in capital	162,518	162,529
Retained Earnings	972,174	944,821
Treasury shares—at cost (15,182 and 15,156 shares, respectively)	(376,441)	(373,888)
Accumulated other comprehensive loss	(87,803)	(85,546)
TOTAL SHAREHOLDERS’ EQUITY	680,448	657,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,299,439	$1,312,025
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$27,371	$24,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	3,650	3,930
Amortization of intangibles	6,237	6,083
Unrealized foreign exchange transactions loss	248	434
Amortization of stock options and appreciation rights	809	630
(Gain) loss on sale of property	(1,068)	90
Other share-based compensation expense	555	628
Changes in operating assets and liabilities, net of acquisitions	2,835	(23,012)
Other, net	1,227	2,016
Net Cash provided by Operating Activities	41,864	15,090
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	(11,250)
Property purchases	(2,999)	(3,112)
Proceeds from property sales	1,747	113
Net Cash used in Investing Activities	(1,252)	(14,249)
Cash Flows from Financing Activities
Net (Repayments) Borrowings under revolving credit facility	(22,000)	35,000
Long-term debt repayments	(838)	(681)
Purchases of treasury shares	(3,048)	(17,956)
Dividends paid	(10,943)	(10,745)
Tax shortfall from share-based compensation	—	(59)
Acquisition holdback payments	(4,444)	(7,857)
Exercise of stock options and appreciation rights	108	—
Taxes paid for shares withheld for equity awards	(987)	(502)
Net Cash used in Financing Activities	(42,152)	(2,800)
Effect of Exchange Rate Changes on Cash	(299)	(3,545)
Decrease in Cash and Cash Equivalents	(1,839)	(5,504)
Cash and Cash Equivalents at Beginning of Period	59,861	69,470
Cash and Cash Equivalents at End of Period	$58,022	$63,966
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2016, and the results of its operations and its cash flows for the three month periods ended September 30, 2016 and 2015, have been included. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Operating results for the three month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2017.

Change in Accounting Principle - Share-based Payment Awards

In March 2016, the FASB issued its final standard on simplifying the accounting for share-based payment awards. This standard, issued as ASU 2016-09, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. This update is effective for annual and interim financial statement periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted ASU 2016-09 in the first quarter of fiscal 2017.

The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. Net excess tax benefits of $143 for the three months ending September 30, 2016 were recognized as a reduction of income tax expense. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 47 shares for the three months ending September 30, 2016, which did not have a material impact on earnings per share.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

The standard requires that excess tax benefits from share based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We have elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and net cash used by financing activities of $143 for the three months ending September 30, 2016.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. As such, the consolidated statements of cash flows for the prior periods were revised. This change resulted in an increase in net cash provided by operating activities and in net cash used in financing activities of $502 for the three months ending September 30, 2015.

Change in Accounting Principle - Debt Issue Costs

In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, rather than as an asset. This update is effective for annual financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years. As required, the Company adopted ASU 2015-03 in the first quarter of fiscal 2017 and has applied the new standard retrospectively. The retrospective adoption of ASU 2015-03 resulted in the reclassification as of June 30, 2016 of unamortized debt

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

issue costs of $105 from other current assets to a reduction of current portion of long-term debt and $399 from other assets to a reduction of long-term debt on the Company's condensed consolidated balance sheets.

Change in Accounting Principle - Measurement-period Adjustments for Business Combinations

In September 2015, the FASB issued its final standard on simplifying the accounting for measurement-period adjustments for business combinations. This standard, issued as ASU 2015-16, requires that an entity that is the acquirer in a business combination that identifies adjustments to provisional amounts during the measurement period to recognize those adjustments in the reporting period in which the amounts are determined. This update further requires that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update is effective for annual and interim financial statement periods beginning after December 15, 2015, and is applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with early adoption permitted. The Company adopted ASU 2015-16 in the first quarter of fiscal 2017. The adoption of this update did not have a material impact on the financial statements of the Company.

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
The standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." In August 2015, the FASB issued ASU 2015-14 to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the update is effective for annual and interim financial statement periods beginning after December 15, 2017. Early adoption is permitted, but not before financial statement periods beginning after December 15, 2016. In March 2016 the FASB issued ASU 2016-08 and ASU 2016-10, and in May 2016 the FASB issued ASU 2016-12, which clarify the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model. The Company has not determined the collective impact of these pronouncements on its financial statements and related disclosures or the method of adoption.

In July 2015, the FASB issued its final standard on simplifying the measurement of inventory. This standard, issued as ASU 2015-11, specifies that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard does not apply to inventory that is measured using LIFO; therefore, it is not applicable to the Company's U.S. inventory values, but does apply to the Company's foreign inventories which are valued using the average cost method. The update is effective for annual and interim financial statement periods beginning after December 15, 2016, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. The core principle of this update is that a "lessee should recognize the assets and liabilities that arise from leases." This update is effective for annual and interim financial statement periods beginning after December 15, 2018, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments,

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

In August 2016, the FASB issued its final standard on the classification of certain cash receipts and cash payments within the statement of cash flows. This standard, issued as ASU 2016-15, makes a number of changes meant to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This update is effective for annual and interim financial statement periods beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

2.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2016 Acquisitions
On June 14, 2016, the Company acquired 100% of the outstanding stock of Seals Unlimited ("Seals"), a distributor of sealing, fastener, and hose products located in Burlington, Ontario. On January 4, 2016, the Company acquired substantially all of the net assets of HUB Industrial Supply ("HUB"), a distributor of consumable industrial products operating from three locations - Lake City, FL, Indianapolis, IN, and Las Vegas, NV. On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc. ("Atlantic Fasteners"), a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. Seals, HUB, and Atlantic Fasteners are all included in the Service Center Based Distribution segment. On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM"). SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and is included in the Fluid Power Businesses Segment. The total combined consideration for these acquisitions was approximately $66,250, net tangible assets acquired were $22,650, and intangibles including goodwill were $43,600 based upon estimated fair values at the acquisition dates. The estimated fair values related to Seals, HUB, and SGM are preliminary and subject to adjustment. The total combined consideration includes $3,750 of acquisition holdback payments, of which $625 was paid during the first quarter of fiscal 2017. The remaining balance of $3,125 is included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times through October 2018. The Company funded the amounts paid for the acquisitions at closing using available cash and borrowings under the revolving credit facility at variable interest rates. The acquisition prices and the results of operations for the acquired entities are not material in relation to the Company's condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the fiscal year ended June 30, 2016 and the three month period ended September 30, 2016 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2015	$253,477	$929	$254,406
Goodwill acquired during the period	18,683	3,285	21,968
Impairment	(64,794)	—	(64,794)
Other, primarily currency translation	(8,880)	—	(8,880)
Balance at June 30, 2016	$198,486	$4,214	$202,700
Goodwill added during the period	3,220	—	3,220
Other, primarily currency translation	(383)	—	(383)
Balance at September 30, 2016	$201,323	$4,214	$205,537

On July 1, 2016, the Company enacted a change in its management reporting structure which changed the composition of the Canada service center reporting unit. This triggering event required the Company to perform an interim goodwill impairment test for the Canada service center reporting unit. The Company performed step one of the goodwill impairment test for the Canada service center reporting unit as of July 1, 2016 and determined that the reporting unit had excess fair value of approximately $8,000 or 5% when compared to its carrying amount of approximately $163,000. The fair value of the reporting unit in accordance with step one of the goodwill impairment test was determined using the Income and Market approaches. The Income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors. The Market approach utilized an analysis of comparable publicly traded companies.

The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the measurement date. Assumptions in estimating future cash flows are subject to a degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the measurement date.  The Company evaluates the appropriateness of its assumptions and overall forecasts by comparing projected results of upcoming years with actual results of preceding years.  Key Level 3 based assumptions relate to pricing trends, inventory costs, customer demand, and revenue growth.  A number of benchmarks from independent industry and other economic publications were also used.  Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

In conjunction with this management change, $2,628 of goodwill has been reallocated from the Canada service center reporting unit to the U.S. service center reporting unit based on the relative fair value as of July 1, 2016.

At September 30, 2016 and June 30, 2016, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $36,605 related to the Fluid Power Businesses segment and totaled $64,794 related to the Service Center Based Distribution segment.

During the three months ended September 30, 2016, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the HUB acquisition. The fair values of the customer relationships and trade names intangible assets were decreased by $2,636 and $584, respectively, with a corresponding total increase to goodwill of $3,220. The changes to the preliminary estimated fair values resulted in a decrease to amortization expense of $156 during the three months ended September 30, 2016, which is recorded in selling, distribution and administrative expense on the condensed statements of consolidated income.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2016	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$236,054	$89,314	$146,740
Trade names	43,738	16,858	26,880
Vendor relationships	14,000	8,207	5,793
Non-competition agreements	4,658	2,606	2,052
Total Identifiable Intangibles	$298,450	$116,985	$181,465

June 30, 2016	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$239,132	$84,566	$154,566
Trade names	44,430	16,099	28,331
Vendor relationships	14,042	8,003	6,039
Non-competition agreements	4,700	2,396	2,304
Total Identifiable Intangibles	$302,304	$111,064	$191,240

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Due to continued softness in the upstream oil and gas industry, management also assessed long-lived intangible assets related to the Reliance asset group for impairment. The sum of the undiscounted cash flows exceeded the carrying value of the asset group of $100,664 by 8%, therefore, no impairment was recognized. Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its intangible assets have fallen below their carrying values.

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2016) for the next five years is as follows: $18,500 for the remainder of 2017, $22,500 for 2018, $20,700 for 2019, $18,900 for 2020, $17,400 for 2021 and $15,000 for 2022.

4.     DEBT

Revolving Credit Facility & Term Loan
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company’s discretion. At September 30, 2016 and June 30, 2016, the Company had $122,656 and $123,438, respectively, outstanding under the term loan, and $11,000 and $33,000, respectively, outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2,726 and $2,707 to secure certain insurance obligations, totaled $236,274 and $214,293 at September 30, 2016 and June 30, 2016, respectively and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.56% as of September 30, 2016 and 1.50% as of June 30, 2016. The weighted-average interest rate on the revolving credit facility outstanding was 1.63% as of September 30, 2016 and 1.44% as of June 30, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of September 30, 2016 and June 30, 2016, in order to secure certain insurance obligations.
Other Long-Term Borrowings
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2016 and June 30, 2016, $1,840 and $1,896 was outstanding, respectively.
At September 30, 2016 and June 30, 2016, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of September 30, 2016, $50,000 in additional financing was available under this facility.
Unamortized debt issue costs of $105 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016. Unamortized debt issue costs of $373 and $399 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of September 30, 2016 and June 30, 2016, respectively.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2016 and June 30, 2016 totaled $9,627 and $9,097, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in Other Assets on the accompanying condensed consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).

As of September 30, 2016 and June 30, 2016, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

Changes in the accumulated other comprehensive loss, are comprised of the following:

	Three Months Ended September 30, 2016
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive loss
Balance at July 1, 2016	$(81,685)	$(38)	$(3,823)	$(85,546)
Other comprehensive loss	(2,349)	15	—	(2,334)
Amounts reclassified from accumulated other comprehensive loss	—	—	77	77
Net current-period other comprehensive (loss) income, net of taxes	(2,349)	15	77	(2,257)
Balance at September 30, 2016	$(84,034)	$(23)	$(3,746)	$(87,803)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30, 2015
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive loss
Balance at July 1, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other comprehensive loss	(27,516)	(33)	—	(27,549)
Amounts reclassified from accumulated other comprehensive loss	—	—	79	79
Net current-period other comprehensive (loss) income, net of taxes	(27,516)	(33)	79	(27,470)
Balance at September 30, 2015	$(84,760)	$(37)	$(2,844)	$(87,641)

Other Comprehensive Loss

Details of other comprehensive loss are as follows:

	Three Months Ended September 30,
	2016			2015
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(2,349)	$—	$(2,349)	$(27,516)	$—	$(27,516)
Post-employment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	127	50	77	130	51	79
Unrealized gain (loss) on investment securities available for sale	26	11	15	(50)	(17)	(33)
Other comprehensive loss	$(2,196)	$61	$(2,257)	$(27,436)	$34	$(27,470)

Antidilutive Common Stock Equivalents
In the three month periods ended September 30, 2016 and 2015, respectively, stock options and stock appreciation rights related to 680 and 802 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic post-employment costs recognized for the Company’s post-employment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended September 30,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$31	$23	$7	$6
Interest cost	173	216	16	19
Expected return on plan assets	(115)	(123)	—	—
Recognized net actuarial (gain) loss	218	228	(45)	(53)
Amortization of prior service cost	22	22	(68)	(68)
Net periodic cost	$329	$366	$(90)	$(96)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company contributed $200 to its pension benefit plans and $50 to its retiree health care plans in the three months ended September 30, 2016. Expected contributions for the remainder of fiscal 2017 are $550 for the pension benefit plans to fund scheduled retirement payments and $130 for retiree health care plans.

8.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,264 and $5,955, in the three months ended September 30, 2016 and 2015, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
September 30, 2016
Net sales	$515,633	$109,215	$624,848
Operating income for reportable segments	25,646	11,828	37,474
Assets used in business	1,084,191	215,248	1,299,439
Depreciation and amortization of property	3,320	330	3,650
Capital expenditures	2,626	373	2,999

September 30, 2015
Net sales	$528,487	$113,417	$641,904
Operating income for reportable segments	29,959	10,283	40,242
Assets used in business	1,175,149	201,111	1,376,260
Depreciation and amortization of property	3,617	313	3,930
Capital expenditures	2,887	225	3,112

Enterprise Resource Planning system (ERP) related assets are included in assets used in business within the Service Center Based Distribution segment.

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2016	2015
Operating income for reportable segments	$37,474	$40,242
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,762	4,572
Intangible amortization—Fluid Power Businesses	1,475	1,511
Corporate and other (income) expense, net	(11,981)	(6,867)
Total operating income	43,218	41,026
Interest expense, net	2,146	2,187
Other (income) expense, net	(398)	1,004
Income before income taxes	$41,470	$37,835

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended
	September 30,
	2016	2015
Geographic Areas:
United States	$525,466	$538,369
Canada	62,581	66,233
Other countries	36,801	37,302
Total	$624,848	$641,904

Other countries consist of Mexico, Australia and New Zealand.

9.    OTHER (INCOME) EXPENSE , NET

Other (income) expense, net consists of the following:

	Three Months Ended
	September 30,
	2016	2015
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(330)	$454
Foreign currency transactions (gain) loss	(150)	523
Other, net	82	27
Total other (income) expense, net	$(398)	$1,004

10.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to September 30, 2016 through the date the financial statements were issued.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for the three-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2016, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 24, 2016, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
October 27, 2016

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,500 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers maintenance training and inventory management solutions that provide added value to our customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2017, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 556 facilities.

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

Overview
Consolidated sales for the quarter ended September 30, 2016 decreased $17.1 million or 2.7% compared to the prior year quarter, with acquisitions increasing sales by $15.4 million or 2.4% and unfavorable foreign currency translation of $2.2 million decreasing sales by 0.3%. Operating margin of 6.9% of sales, was up from 6.4% for the prior year quarter. Net income of $27.4 million increased 12.7% compared to the prior year quarter. Shareholders' equity was $680.4 million at September 30, 2016, up from the June 30, 2016 level of $657.9 million. The current ratio was 2.9 to 1 at September 30, 2016 and 2.8 to 1 at June 30, 2016.

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

The MCU (total industry) and IP indices have generally remained stable since June 2016. The MCU for September 2016 was 75.4, which is the same as the June 2016 reading. The ISM PMI registered 51.5 in September; although down from the June 2016 reading of 53.2, it remains above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
July	75.8	52.6	103.5
August	75.3	49.4	102.9
September	75.4	51.5	103.1

The number of Company employees was 5,516 at September 30, 2016, 5,569 at June 30, 2016, and 5,840 at September 30, 2015. The number of operating facilities totaled 556 at September 30, 2016, 559 at June 30, 2016 and 563 at September 30, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2016 and 2015

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % (Decrease) Increase
	As a Percent of Net Sales
	2016	2015
Net Sales	100.0%	100.0%	(2.7)%
Gross Profit	28.5%	28.2%	(1.5)%
Selling, Distribution & Administrative	21.6%	21.8%	(3.5)%
Operating Income	6.9%	6.4%	5.3%
Net Income	4.4%	3.8%	12.7%

During the quarter ended September 30, 2016, sales decreased $17.1 million or 2.7% compared to the prior year quarter, with unfavorable foreign currency translation accounting for $2.2 million or 0.3%, offset by sales from acquisitions of $15.4 million or 2.4%. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were down $30.3 million or 4.8% during the quarter with 64 selling days in both quarters ended September 30, 2016 and September 30, 2015. Of the 4.8% decrease, 2.8% is in our upstream oil and gas-focused subsidiaries and 2.0% is within our traditional core operations.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $12.9 million or 2.4%. Acquisitions within this segment increased sales by $8.9 million or 1.7%, while unfavorable foreign currency translation decreased sales by $1.7 million or 0.3%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $20.1 million or 3.8%, the majority of which relates to the upstream oil and gas-focused operations, as the traditional core operations had a decrease of 1.4%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, decreased $4.2 million or 3.7%. Acquisitions within this segment increased sales by $6.5 million or 5.7%, while unfavorable foreign currency translation decreased sales by $0.5 million or 0.4%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales decreased $10.2 million or 9.0%.

Sales in our U.S. operations were down $12.9 million or 2.4%, while acquisitions added $13.9 million or 2.6%. Excluding the impact of businesses acquired, U.S. sales were down $26.8 million or 5.0%, of which 2.0% is from our upstream oil and gas-focused subsidiaries and 3.0% is within our traditional core operations. Sales from our Canadian operations decreased $3.7 million or 5.5%, while acquisitions added $1.5 million or 2.3% and favorable foreign currency translation increased Canadian sales by $0.1 million or 0.2%. Excluding the impact of businesses acquired and prior to the impact of foreign currency translation, Canadian sales were down $5.3 million or 8.0%, due to a decrease of 10.9% related to upstream oil and gas operations, as the traditional core operations increased 2.9%. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, were $0.5 million or 1.3% below the prior year. Unfavorable foreign currency translation decreased other country sales by $2.3 million or 6.2%. Prior to the impact of currency translation, other country sales were up $1.8 million, or 4.9% during the quarter.

During the quarter ended September 30, 2016, industrial products and fluid power products accounted for 72.5% and 27.5%, respectively, of sales, as compared to 72.8% and 27.2%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 28.5% compared to the prior year's quarter of 28.2%. The increase in gross profit margin is attributable to 20 bps related to acquisitions and 10 bps related to a LIFO benefit recorded in the three months ended September 30, 2016.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.6% of sales in the quarter ended September 30, 2016 decreasing compared to 21.8% in the prior year quarter. SD&A decreased $4.9 million or 3.5% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended September 30, 2016 by $0.3 million or 0.2% compared to the prior year quarter. Additional SD&A from businesses acquired added $4.0 million or 2.9% of SD&A expenses including $0.5 million associated with intangibles amortization. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A declined $8.6 million or 6.2% during the quarter ended September 30, 2016 compared to the prior year quarter as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount is down by over 400 associates from September 2015 to September 2016. Excluding the impact of acquisitions, total salaries and wages were down $5.1 million for the three months ended September 30, 2016 compared to the prior year period. Also, excluding the impact of acquisitions, bad debt expense decreased $1.0 million for the three months ended September 30, 2016 compared to the prior year period, due to improvement in aged receivables. Further, the Company recorded a gain of $1.0 million in the three months ended September 30, 2016 related to the sale of two buildings during the quarter. All other expenses within SD&A were down $1.5 million.

Operating income increased $2.2 million or 5.3%, and as a percent of sales increased to 6.9% from 6.4% during the prior year quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 5.0% in the current year quarter from 5.7% in the prior year quarter. This decrease is primarily attributable to a decline in sales levels, without a commensurate decline in the business segment's SD&A expenses.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 10.8% in the current year quarter from 9.1% in the prior year quarter. This increase is due to improved gross profit margin and a reduction in SD&A (excluding the impact of acquisitions) despite a decrease in sales.

Other income was $0.4 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.3 million, as well as $0.2 million of net favorable foreign currency transaction gains, offset by $0.1 million of expense from other items. During the prior year quarter, other expense was $1.0 million which included unrealized losses on investments held by non-qualified deferred compensation trusts of $0.5 million, as well as $0.5 million of net unfavorable foreign currency transaction losses.

The effective income tax rate was 34.0% for the quarter ended September 30, 2016 compared to 35.8% for the quarter ended September 30, 2015. This decrease in the effective tax rate is primarily the result of mix of income and discrete tax items positively impacting the rate. We expect our full year tax rate for fiscal 2017 to be in the 34.0% to 35.0% range.

As a result of the factors addressed above, net income increased $3.1 million or 12.7% compared to the prior year quarter. Net income per share was $0.70 per share for the quarter ended September 30, 2016, compared to $0.61 in the prior year quarter, an increase of 14.8%. Net income per share was also favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchases program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2016, we had $305.5 million in outstanding borrowings. At June 30, 2016, we had $328.3 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of September 30, 2016 by tax jurisdiction.

Country	Amount
United States	$10,277
Canada	36,159
Other countries	11,586
Total	$58,022

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At September 30, 2016, all foreign earnings are considered permanently reinvested.

The Company's working capital at September 30, 2016 was $513.1 million, compared to $507.2 million at June 30, 2016. The current ratio was 2.9 to 1 at September 30, 2016 and 2.8 to 1 at June 30, 2016.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2016	2015
Operating Activities	$41,864	$15,090
Investing Activities	(1,252)	(14,249)
Financing Activities	(42,152)	(2,800)
Exchange Rate Effect	(299)	(3,545)
Decrease in Cash and Cash Equivalents	$(1,839)	$(5,504)

Net cash provided by operating activities was $41.9 million for the three months ended September 30, 2016 as compared to $15.1 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the three months ended September 30, 2016 is due primarily to decreased working capital needs due to lower receivables levels and decreases in inventories due to lower sales levels as compared to the prior period.

Net cash used in investing activities during the three months ended September 30, 2016 is less than the prior period as there were no dollars spent on acquisitions in the current period.

Net cash used by financing activities was $42.2 million for the three months ended September 30, 2016 versus $2.8 million in the prior year period. Lower borrowing needs, primarily due to fewer dollars spent on acquisitions and lower working capital needs, contributed to the increase in cash used in financing activities. We had $22.8 million of debt payments in the current period compared to $34.3 million of net borrowings in the prior year period. Also, cash was used in the current period for the purchase of treasury shares in the amount of $3.0 million and dividends paid in the amount of $10.9 million. In the prior period, $18.0 million of cash was used for the purchase of treasury shares and $10.7 million of cash was used for the payment of dividends. Further, $4.4 million of cash was used in the current period to make acquisition holdback payments, while $7.9 million was used in the prior year period.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 65,000 shares of treasury stock on the open market in the three months ended September 30, 2016 for $3.0 million. At September 30, 2016, we had authorization to repurchase an additional 231,200 shares. During the three months ended September 30, 2015, we acquired 451,100 shares of treasury stock on the open market for $18.0 million.

Borrowing Arrangements
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company’s discretion. At September 30, 2016 and June 30, 2016, the Company had $122.7 million and $123.4 million, respectively, outstanding under the term loan, and $11.0 million and $33.0 million, respectively, outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2.7 million and $2.7 million to secure certain insurance obligations, totaled $236.3 million and $214.3 million at September 30, 2016 and June 30, 2016, respectively and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.56% as of September 30, 2016 and 1.50% as of June 30, 2016. The weighted-average interest rate on the revolving credit facility outstanding was 1.63% as of September 30, 2016 and 1.44% as of June 30, 2016.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of September 30, 2016 and June 30, 2016, in order to secure certain insurance obligations.

In April 2014 the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2016 and June 30, 2016, $1.8 million and $1.9 million was outstanding, respectively.

At September 30, 2016 and June 30, 2016, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of September 30, 2016, $50.0 million in additional financing was available under this facility.
The revolving credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2016, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before interest, taxes, depreciation and amortization. At September 30, 2016, the Company's indebtedness was less than two times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at September 30, 2016.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2016	2015
Accounts receivable, gross	$358,914	$358,891
Allowance for doubtful accounts	11,628	11,034
Accounts receivable, net	$347,286	$347,857
Allowance for doubtful accounts, % of gross receivables	3.2%	3.1%

	Three Months Ended September 30,
	2016	2015
Provision for losses on accounts receivable	$862	$1,747
Provision as a % of net sales	0.14%	0.27%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 50.0 at September 30, 2016 compared to 49.4 June 30, 2016. Accounts receivable decreased 0.2% this year, compared to a 2.7% decrease in sales in the three months ended September 30, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Approximately 2.5% of our accounts receivable balances are more than 90 days past due, a decrease from 2.7% at June 30, 2016. On an overall basis, our provision for losses from uncollected receivables represents 0.14% of our sales in the three months ended September 30, 2016. Historically, this percentage is around 0.10% to 0.15%. The decrease in the provision as a percentage of sales for the first quarter relates to reserves required in the prior year period for our subsidiaries focused on upstream oil and gas customers due to the downturn in the energy markets. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will decline in the remainder of fiscal 2017.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2016 and June 30, 2016 was 3.6.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at September 30, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Statement Under Private Securities Litigation Reform Act

Management’s Discussion and Analysis contains statements that are forward-looking based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “guidance”, “expect”, “believe”, “plan”, “intend”, “will”, “should”, “could”, “would”, “anticipate”, “estimate”, “forecast”, “may”, "optimistic" and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations and releases.
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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2016.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2016 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2016 to July 31, 2016	357	$46.30	0	296,200
August 1, 2016 to August 31, 2016	12,500	$47.40	12,500	283,700
September 1, 2016 to September 30, 2016	52,500	$46.77	52,500	231,200
Total	65,357	$46.89	65,000	231,200

(1)	During the quarter the Company purchased 357 shares in connection with the Deferred Compensation Plan. These purchases are not counted in the authorization in note (2).

(2)
On April 28, 2015, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. We publicly announced the authorization on April 30, 2015. Purchases could be made in the open market or in privately negotiated transactions.

On October 24, 2016, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on October 26, 2016. Purchases can be made in the open market or in privately negotiated transactions.
The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 4.	Mine Safety Disclosures.

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of the SEC Regulation S-K is included in Exhibit 95 to this quarterly report on Form 10-Q.

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

10.1	Management Incentive Plan General Terms

10.2	Stock Appreciation Rights Award Terms and Conditions

10.3	Restricted Stock Units Terms and Conditions

10.4	Performance Shares Terms and Conditions

15	Independent Registered Public Accounting Firm’s Awareness Letter

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

95	Mine safety and health disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 27, 2016	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 27, 2016	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer