Form 10-Q
period 2016-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2017-01-27
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2016
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
There were 38,988,343 (no par value) shares of common stock outstanding on January 13, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net Sales	$608,123	$610,346	$1,232,971	$1,252,250
Cost of Sales	435,667	437,179	882,185	898,071
Gross Profit	172,456	173,167	350,786	354,179
Selling, Distribution and Administrative, including depreciation	134,800	134,805	269,912	274,791
Operating Income	37,656	38,362	80,874	79,388
Interest Expense, net	2,100	2,158	4,246	4,345
Other (Income) Expense, net	(211)	55	(609)	1,059
Income Before Income Taxes	35,767	36,149	77,237	73,984
Income Tax Expense	11,682	12,202	25,781	25,746
Net Income	$24,085	$23,947	$51,456	$48,238
Net Income Per Share - Basic	$0.62	$0.61	$1.32	$1.22
Net Income Per Share - Diluted	$0.61	$0.61	$1.31	$1.22
Cash dividends per common share	$0.28	$0.27	$0.56	$0.54
Weighted average common shares outstanding for basic computation	38,985	39,262	39,015	39,437
Dilutive effect of potential common shares	386	223	337	224
Weighted average common shares outstanding for diluted computation	39,371	39,485	39,352	39,661
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net income per the condensed statements of consolidated income	$24,085	$23,947	$51,456	$48,238

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(9,930)	(6,743)	(12,279)	(34,259)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	125	127	252	257
Unrealized (loss) gain on investment securities available for sale	40	(13)	66	(63)
Total of other comprehensive loss, before tax	(9,765)	(6,629)	(11,961)	(34,065)
Income tax expense related to items of other comprehensive income	54	44	115	78
Other comprehensive loss, net of tax	(9,819)	(6,673)	(12,076)	(34,143)
Comprehensive income, net of tax	$14,266	$17,274	$39,380	$14,095
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2016	June 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$62,857	$59,861
Accounts receivable, less allowances of $10,583 and $11,034	336,716	347,857
Inventories	349,020	338,221
Other current assets	33,839	35,582
Total current assets	782,432	781,521
Property, less accumulated depreciation of $164,742 and $161,466	105,279	107,765
Identifiable intangibles, net	173,460	191,240
Goodwill	203,963	202,700
Deferred tax assets	12,424	12,277
Other assets	16,958	16,522
TOTAL ASSETS	$1,294,516	$1,312,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$137,499	$148,543
Current portion of long-term debt	3,248	3,247
Compensation and related benefits	44,427	57,187
Other current liabilities	52,048	65,306
Total current liabilities	237,222	274,283
Long-term debt	323,940	324,583
Postemployment benefits	20,603	21,322
Other liabilities	31,342	33,921
TOTAL LIABILITIES	613,107	654,109
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 39,010 and 39,057 outstanding, respectively	10,000	10,000
Additional paid-in capital	162,639	162,529
Retained earnings	985,297	944,821
Treasury shares—at cost (15,203 and 15,156 shares)	(378,905)	(373,888)
Accumulated other comprehensive loss	(97,622)	(85,546)
TOTAL SHAREHOLDERS’ EQUITY	681,409	657,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,294,516	$1,312,025
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$51,456	$48,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	7,487	8,010
Amortization of intangibles	12,331	12,325
Unrealized foreign exchange transactions loss	272	65
Amortization of stock options and appreciation rights	1,180	939
(Gain) loss on sale of property	(1,581)	51
Other share-based compensation expense	1,278	954
Changes in operating assets and liabilities, net of acquisitions	(27,252)	(38,187)
Other, net	487	1,451
Net Cash provided by Operating Activities	45,658	33,846
Cash Flows from Investing Activities
Property purchases	(6,710)	(5,737)
Proceeds from property sales	2,648	194
Acquisition of businesses, net of cash acquired	—	(23,250)
Net Cash used in Investing Activities	(4,062)	(28,793)
Cash Flows from Financing Activities
Borrowings under revolving credit facility	1,000	18,000
Long-term debt borrowings	—	125,000
Long-term debt repayments	(1,695)	(97,006)
Purchases of treasury shares	(5,478)	(27,767)
Dividends paid	(21,893)	(21,369)
Excess tax benefits from share-based compensation	—	49
Acquisition holdback payments	(7,069)	(10,614)
Taxes paid for shares withheld	(2,081)	(903)
Exercise of stock options and appreciation rights	195	264
Net Cash used in Financing Activities	(37,021)	(14,346)
Effect of Exchange Rate Changes on Cash	(1,579)	(4,543)
Increase (decrease) in Cash and Cash Equivalents	2,996	(13,836)
Cash and Cash Equivalents at Beginning of Period	59,861	69,470
Cash and Cash Equivalents at End of Period	$62,857	$55,634
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2016, and the results of its operations for the three and six month periods ended December 31, 2016 and 2015 and its cash flows for the six month periods ended December 31, 2016 and 2015, have been included. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Operating results for the three and six month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2017.

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

The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. Net excess tax benefits of $575 and $718 for the three and six months ending December 31, 2016, respectively, were recognized as a reduction of income tax expense. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the six months ending December 31, 2016, which did not have a material impact on earnings per share.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

The standard requires that excess tax benefits from share based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We have elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and net cash used in financing activities of $575 and $718 for the three and six months ending December 31, 2016, respectively.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. As such, the consolidated statements of cash flows for the prior periods were revised. This change resulted in an increase in net cash provided by operating activities and in net cash used in financing activities of $903 for the six months ending December 31, 2015.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The retrospective adoption of ASU 2015-03 resulted in the reclassification as of June 30, 2016 of unamortized debt issue costs of $105 from other current assets to a reduction of current portion of long-term debt and $399 from other assets to a reduction of long-term debt on the Company's condensed consolidated balance sheets.

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

In October 2016, the FASB issued its final standard on the income tax consequences of intra-entity transfers of assets other than inventory. This standard, issued as ASU 2016-16, requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This update is effective for annual and interim financial statement periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

2.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2016 Acquisitions
On June 14, 2016, the Company acquired 100% of the outstanding stock of Seals Unlimited ("Seals"), a distributor of sealing, fastener, and hose products located in Burlington, Ontario. On January 4, 2016, the Company acquired substantially all of the net assets of HUB Industrial Supply ("HUB"), a distributor of consumable industrial products operating from three locations - Lake City, FL, Indianapolis, IN, and Las Vegas, NV. On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc. ("Atlantic Fasteners"), a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. Seals, HUB, and Atlantic Fasteners are all included in the Service Center Based Distribution segment. On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM"). SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and is included in the Fluid Power Businesses Segment. The total combined consideration for these acquisitions was approximately $65,900, net tangible assets acquired were $22,700, and intangibles including goodwill were $43,200 based upon estimated fair values at the acquisition dates. The estimated fair values related to Seals are preliminary and subject to adjustment. The total combined consideration includes $3,300 of acquisition holdback payments, of which $625 was paid during the first quarter of fiscal 2017. The remaining balance of $2,675 is included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times through October 2018. The Company funded the amounts paid for the acquisitions at closing using available cash and borrowings under the revolving credit facility at variable interest rates. The acquisition prices and the results of operations for the acquired entities are not material in relation to the Company's condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the fiscal year ended June 30, 2016 and the six month period ended December 31, 2016 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2015	$253,477	$929	$254,406
Goodwill acquired during the period	18,683	3,285	21,968
Impairment	(64,794)	—	(64,794)
Other, primarily currency translation	(8,880)	—	(8,880)
Balance at June 30, 2016	$198,486	$4,214	$202,700
Goodwill added during the period	3,220	—	3,220
Other, primarily currency translation	(1,513)	(444)	(1,957)
Balance at December 31, 2016	$200,193	$3,770	$203,963

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

The techniques used in the Company's impairment test incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the measurement date. Assumptions in estimating future cash flows are subject to a degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the measurement date.  The Company evaluates the appropriateness of its assumptions and overall forecasts by comparing projected results of upcoming years with actual results of preceding years.  Key Level 3 based assumptions relate to pricing trends, inventory costs, customer demand, and revenue growth.  A number of benchmarks from independent industry and other economic publications were also used.  Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

In conjunction with this management change, $2,628 of goodwill was reallocated from the Canada service center reporting unit to the U.S. service center reporting unit based on the relative fair value as of July 1, 2016.

At December 31, 2016 and June 30, 2016, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $36,605 related to the Fluid Power Businesses segment and totaled $64,794 related to the Service Center Based Distribution segment.

During the six months ended December 31, 2016, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the HUB acquisition. The fair values of the customer relationships and trade names intangible assets were decreased by $2,636 and $584, respectively, with a corresponding total increase to goodwill of $3,220. The changes to the preliminary estimated fair values resulted in a decrease to amortization expense of $156 during the six months ended December 31, 2016, which is recorded in selling, distribution and administrative expense on the condensed statements of consolidated income.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2016	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$231,953	$91,601	$140,352
Trade names	43,411	17,565	25,846
Vendor relationships	13,772	8,307	5,465
Non-competition agreements	4,582	2,785	1,797
Total Identifiable Intangibles	$293,718	$120,258	$173,460

June 30, 2016	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$239,132	$84,566	$154,566
Trade names	44,430	16,099	28,331
Vendor relationships	14,042	8,003	6,039
Non-competition agreements	4,700	2,396	2,304
Total Identifiable Intangibles	$302,304	$111,064	$191,240

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Due to continued softness in the upstream oil and gas industry, management also assessed long-lived intangible assets related to the Reliance asset group for impairment during the first quarter of fiscal 2017. The sum of the undiscounted cash flows exceeded the carrying value of the asset group of $100,664 by 8%, therefore, no impairment was recognized. Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its intangible assets have fallen below their carrying values.

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2016) for the next five years is as follows: $12,200 for the remainder of 2017, $22,200 for 2018, $20,500 for 2019, $18,700 for 2020, $17,200 for 2021 and $14,900 for 2022.

4.     DEBT

Revolving Credit Facility & Term Loan
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2016 and June 30, 2016, the Company had $121,875 and $123,438, respectively, outstanding under the term loan, and $34,000 and $33,000, respectively, outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2,704 and $2,707 to secure certain insurance obligations, totaled $213,296 and $214,293 at December 31, 2016 and June 30, 2016, respectively, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.81% as of December 31, 2016 and 1.50% as of June 30, 2016. The weighted average interest rate on the revolving credit facility outstanding was 2.28% as of December 31, 2016 and 1.44% as of June 30, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of December 31, 2016 and June 30, 2016, in order to secure certain insurance obligations.

Other Long-Term Borrowings
In April 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2016 and June 30, 2016, $1,764 and $1,896 was outstanding, respectively.

At December 31, 2016 and June 30, 2016, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of December 31, 2016, $50,000 in additional financing was available under this facility.

Unamortized debt issue costs of $105 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016. Unamortized debt issue costs of $347 and $399 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of December 31, 2016 and June 30, 2016, respectively.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2016 and June 30, 2016 totaled $9,888 and $9,097, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the debt outstanding under the shelf facility agreement with Prudential Investment Management approximates carrying value at December 31, 2016 (Level 2 in the fair value hierarchy).

The revolving credit facility and the term loan contain variable interest rates and their carrying values approximated fair value at both December 31, 2016 and June 30, 2016 (Level 2 in the fair value hierarchy).

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive (Loss) Income

Changes in the accumulated other comprehensive (loss) income, are comprised of the following:

	Three Months Ended December 31, 2016
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at September 30, 2016	$(84,034)	$(23)	$(3,746)	$(87,803)
Other comprehensive (loss) income	(9,930)	34	—	(9,896)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	77	77
Net current-period other comprehensive (loss) income, net of taxes	(9,930)	34	77	(9,819)
Balance at December 31, 2016	$(93,964)	$11	$(3,669)	$(97,622)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31, 2015
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at September 30, 2015	$(84,760)	$(37)	$(2,844)	$(87,641)
Other comprehensive loss	(6,743)	(8)	—	(6,751)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	78	78
Net current-period other comprehensive (loss) income, net of taxes	(6,743)	(8)	78	(6,673)
Balance at December 31, 2015	$(91,503)	$(45)	$(2,766)	$(94,314)

	Six Months Ended December 31, 2016
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2016	$(81,685)	$(38)	$(3,823)	$(85,546)
Other comprehensive (loss) income	(12,279)	49	—	(12,230)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	154	154
Net current-period other comprehensive (loss) income, net of taxes	(12,279)	49	154	(12,076)
Balance at December 31, 2016	$(93,964)	$11	$(3,669)	$(97,622)

	Six Months Ended December 31, 2015
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other comprehensive loss	(34,259)	(41)	—	(34,300)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	157	157
Net current-period other comprehensive (loss) income, net of taxes	(34,259)	(41)	157	(34,143)
Balance at December 31, 2015	$(91,503)	$(45)	$(2,766)	$(94,314)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Other Comprehensive (Loss) Income

Details of other comprehensive (loss) income are as follows:

	Three Months Ended December 31,
	2016			2015
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(9,930)	$—	$(9,930)	$(6,743)	$—	$(6,743)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	125	48	77	127	49	78
Unrealized gain (loss) on investment securities available for sale	40	6	34	(13)	(5)	(8)
Other comprehensive (loss) income	$(9,765)	$54	$(9,819)	$(6,629)	$44	$(6,673)

	Six Months Ended December 31,
	2016			2015
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(12,279)	$—	$(12,279)	$(34,259)	$—	$(34,259)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	252	98	154	257	100	157
Unrealized gain (loss) on investment securities available for sale	66	17	49	(63)	(22)	(41)
Other comprehensive (loss) income	$(11,961)	$115	$(12,076)	$(34,065)	$78	$(34,143)

Anti-dilutive Common Stock Equivalents
In the three month periods ended December 31, 2016 and 2015, stock options and stock appreciation rights related to 258 and 702 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the six month periods ended December 31, 2016 and 2015, stock options and stock appreciation rights related to 602 and 776 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended December 31,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$32	$23	$7	$6
Interest cost	173	216	16	19
Expected return on plan assets	(115)	(123)	—	—
Recognized net actuarial loss (gain)	218	229	(46)	(53)
Amortization of prior service cost	21	21	(67)	(68)
Net periodic cost	$329	$366	$(90)	$(96)

	Pension Benefits		Retiree Health Care Benefits
Six Months Ended December 31,	2016	2015	2016	2015
Components of net periodic cost:
Service cost	$63	$46	$14	$12
Interest cost	346	432	32	38
Expected return on plan assets	(230)	(246)	—	—
Recognized net actuarial loss (gain)	436	457	(91)	(106)
Amortization of prior service cost	43	43	(135)	(136)
Net periodic cost	$658	$732	$(180)	$(192)

The Company contributed $400 to its pension benefit plans and $90 to its retiree health care plans in the six months ended December 31, 2016. Expected contributions for the remainder of fiscal 2017 are $350 for the pension benefit plans to fund scheduled retirement payments and $90 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,264 and $5,666, in the three months ended December 31, 2016 and 2015, respectively, and $10,528 and $11,234 in the six months ended December 31, 2016 and 2015, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2016
Net sales	$501,950	$106,173	$608,123
Operating income for reportable segments	21,209	10,578	31,787
Depreciation and amortization of property	3,522	315	3,837
Capital expenditures	3,616	95	3,711

December 31, 2015
Net sales	$507,906	$102,440	$610,346
Operating income for reportable segments	28,401	8,745	37,146
Depreciation and amortization of property	3,695	385	4,080
Capital expenditures	2,424	201	2,625

Six Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2016
Net sales	$1,017,583	$215,388	$1,232,971
Operating income for reportable segments	46,855	22,406	69,261
Assets used in business	1,084,878	209,638	1,294,516
Depreciation and amortization of property	6,842	645	7,487
Capital expenditures	6,242	468	6,710

December 31, 2015
Net sales	$1,041,513	$210,737	$1,252,250
Operating income for reportable segments	57,302	19,007	76,309
Assets used in business	1,143,601	206,794	1,350,395
Depreciation and amortization of property	7,312	698	8,010
Capital expenditures	5,311	426	5,737

Enterprise resource planning system (ERP) related assets are included in assets used in business and capital expenditures within the Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Operating income for reportable segments	$31,787	$37,146	$69,261	$76,309
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,670	4,714	9,432	9,286
Intangible amortization—Fluid Power Businesses	1,424	1,528	2,899	3,039
Corporate and other (income) expense, net	(11,963)	(7,458)	(23,944)	(15,404)
Total operating income	37,656	38,362	80,874	79,388
Interest expense, net	2,100	2,158	4,246	4,345
Other (income) expense, net	(211)	55	(609)	1,059
Income before income taxes	$35,767	$36,149	$77,237	$73,984

The change in corporate and other (income) expense, net is due to changes in the amounts and levels of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Geographic Areas:
United States	$511,095	$509,399	$1,036,561	$1,047,768
Canada	62,204	67,647	124,785	133,880
Other countries	34,824	33,300	71,625	70,602
Total	$608,123	$610,346	$1,232,971	$1,252,250

Other countries consist of Mexico, Australia and New Zealand.

9.    OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(114)	$(275)	$(444)	$179
Foreign currency transactions (gain) loss	(193)	148	(343)	671
Other, net	96	182	178	209
Total other (income) expense, net	$(211)	$55	$(609)	$1,059

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

10.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to December 31, 2016 through the date the financial statements were issued.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and six-month periods ended December 31, 2016 and 2015, and consolidated cash flows for the six-month periods ended December 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
January 27, 2017

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,500 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2017, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 554 facilities.

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

Overview
Consolidated sales for the quarter ended December 31, 2016 decreased $2.2 million or 0.4% compared to the prior year quarter, with acquisitions increasing sales by $7.8 million or 1.3% and unfavorable foreign currency translation of $3.3 million decreasing sales by 0.5%. Operating margin of 6.2% of sales was down from 6.3% for the same quarter in the prior year. Net income of $24.1 million increased 0.6% compared to the prior year quarter. Shareholders' equity was $681.4 million at December 31, 2016, up from the June 30, 2016 level of $657.9 million. The current ratio was 3.3 to 1 at December 31, 2016 and 2.8 to 1 at June 30, 2016.

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

The MCU (total industry) and IP indices have generally remained stable since June 2016. The MCU for December 2016 was 75.5, which is up slightly from the September 2016 revised reading of 75.3. The ISM PMI registered 54.7 in December; up from the September 2016 reading of 51.5, and remaining above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
October	75.4	51.9	103.2
November	74.9	53.2	103.0
December	75.5	54.7	103.2

The number of Company employees was 5,525 at December 31, 2016, 5,569 at June 30, 2016, and 5,716 at December 31, 2015. The number of operating facilities totaled 554 at December 31, 2016, 559 at June 30, 2016, and 564 at December 31, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2016 and 2015

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2016	2015
Net Sales	100.0%	100.0%	(0.4)%
Gross Profit	28.4%	28.4%	(0.4)%
Selling, Distribution & Administrative	22.2%	22.1%	—%
Operating Income	6.2%	6.3%	(1.8)%
Net Income	4.0%	3.9%	0.6%

During the quarter ended December 31, 2016, sales decreased $2.2 million or 0.4% compared to the prior year quarter, with unfavorable foreign currency translation accounting for $3.3 million or 0.5%, offset by sales from acquisitions of $7.8 million or 1.3%. There were 61 selling days in the quarter ended December 31, 2016 and 62 selling days in the quarter ended December 31, 2015. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were down $6.7 million or 1.2% during the quarter, driven by a decrease of 1.6% due to one less sales day. The traditional core operations had an increase of 0.8% offset by a 0.4% decrease in the upstream oil and gas-focused subsidiaries.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $5.9 million or 1.2%. Acquisitions within this segment increased sales by $7.8 million or 1.5%, while unfavorable foreign currency translation decreased sales by $2.7 million or 0.5%. Excluding the impact of businesses acquired and the impact of unfavorable currency translation, sales decreased $11.0 million or 2.2%, of which 1.6% is due to one less sales day, 0.5% is from our upstream oil and gas-focused subsidiaries, and 0.1% is within our traditional core operations.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $3.7 million or 3.6% during the quarter from the same period in the prior year. Unfavorable foreign currency translation decreased sales by $0.6 million or 0.6%. Excluding the impact of unfavorable currency translation, sales increased $4.3 million or 4.2% due to an increase from operations of 5.8% offset by a decrease of 1.6% due to the impact of one less sales day.

Sales in our U.S. operations were up $1.7 million or 0.3% as acquisitions added $6.5 million or 1.3%. Excluding the impact of businesses acquired, U.S. sales were down $4.8 million or 1.0%, driven by a decrease of 1.6% due to one less sales day. The traditional core operations had an increase of 0.8% offset by a decrease 0.2% from the upstream oil and gas-focused subsidiaries. Sales from our Canadian operations decreased $5.4 million or 8.0%, while acquisitions added $1.3 million or 1.9%. Foreign currency translation did not have a material impact on Canadian sales during the period. Excluding the impact of businesses acquired, Canadian sales were down $6.7 million or 9.9%, of which 5.3% is within our traditional core operations, 3.0% is from our upstream oil and gas-focused subsidiaries and 1.6% is due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, increased $1.5 million or 4.6% compared to the same quarter in the prior year. Unfavorable foreign currency translation decreased other country sales by $3.3 million or 10.0%. Prior to the impact of currency translation, other country sales were up $4.8 million or 14.6% compared to the same quarter in the prior year driven by an increase from operations of 16.3% offset by a decrease of 1.7% due to the impact of one less sales day.

During the quarter ended December 31, 2016, industrial products and fluid power products accounted for 73.1% and 26.9%, respectively, of sales as compared to 73.7% and 26.3%, respectively, for the same period in the prior year.

Our gross profit margin was 28.4% for the quarters ended December 31, 2016 and December 31, 2015.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 22.2% of sales in the quarter ended December 31, 2016 increasing compared to 22.1% in the prior year quarter. SD&A remained flat compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended December 31, 2016 by $0.4 million or 0.3% compared to the prior year quarter. Additional SD&A from businesses acquired added $2.2 million or 1.6% of SD&A expenses including $0.5 million associated with intangibles amortization. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A declined $1.8 million or 1.3% during the quarter ended December 31, 2016 compared to the prior year quarter as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount is down by approximately 264 associates from December 2015 to December 2016. Excluding the impact of acquisitions, total salaries and wages were down $1.0 million for the quarter ended December 31, 2016 compared to the prior year quarter. Further, the Company recorded a gain of $0.6 million in the quarter ended December 31, 2016 related to the sale of three buildings during the period. All other expenses within SD&A were down $0.2 million.

Operating income decreased $0.7 million or 1.8%, and as a percent of sales decreased to 6.2% from 6.3% during the same quarter in the prior year.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 4.2% in the current year quarter from 5.6% in the prior year quarter. This decrease is primarily attributable to a decline in sales and gross profit margin levels, without a commensurate decline in the business segment's SD&A expenses.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 10.0% in the current year quarter from 8.5% in the prior year quarter. This increase is due to the increase in sales, primarily from our U.S. operations in this segment.

Other income was $0.2 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million and $0.2 million net favorable foreign currency transaction gains, offset by $0.1 million of expense from other items. During the prior year quarter, other expense was $0.1 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.3 million, offset by $0.1 million net unfavorable foreign currency transaction losses as well as $0.2 million of expense from other items.

The effective income tax rate was 32.7% for the quarter ended December 31, 2016 compared to 33.8% for the quarter ended December 31, 2015. This decrease in the effective tax rate is primarily due to the adoption of ASU 2016-09 in the first quarter of fiscal 2017, which requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized in the income statement. During the quarter ended December 31, 2016, $0.6 million of net excess tax benefits were recognized as a reduction of income tax expense, which decreased the effective tax rate for the quarter ended December 31, 2016 by 1.6%. This decrease was partially offset by the mix of lower foreign income negatively impacting the rate. Because the Company's adoption of the new standard has had a positive impact on the effective income tax rate, we now expect our full year tax rate for fiscal 2017 to be in the 33.5% to 34.5% range.

As a result of the factors discussed above, net income increased $0.1 million or 0.6% compared to the prior year quarter. Net income was $0.61 per share for the quarters ended December 31, 2016 and December 31, 2015.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six months Ended December 31, 2016 and 2015

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2016	2015
Net Sales	100.0%	100.0%	(1.5)%
Gross Profit	28.5%	28.3%	(1.0)%
Selling, Distribution & Administrative	21.9%	21.9%	(1.8)%
Operating Income	6.6%	6.3%	1.9%
Net Income	4.2%	3.9%	6.7%

During the six months ended December 31, 2016, sales decreased $19.3 million or 1.5% compared to the same period in the prior year, with unfavorable foreign currency translation accounting for $5.5 million or 0.4%, offset by sales from acquisitions of $23.2 million or 1.9%. There were 125 selling days in the six months ended December 31, 2016 and 126 selling days in the six months ended December 31, 2015. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were down $37.0 million or 3.0% during the period, of which 1.7% is from our upstream oil and gas-focused subsidiaries, 0.5% is within our traditional core operations, and 0.8% is due to one less sales day.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $23.9 million or 2.3% during the six months ended December 31, 2016 from the same period in the prior year. Acquisitions within this segment increased sales by $16.7 million or 1.6%, while unfavorable foreign currency translation decreased sales by $4.5 million or 0.4%. Excluding the impact of businesses acquired and prior to the unfavorable currency translation impact, sales decreased $36.1 million or 3.5%, of which 2.0% is from our upstream oil and gas-focused subsidiaries, 0.7% is within our traditional core operations, and 0.8% is due to one less sales day.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $4.6 million or 2.2% during the six months ended December 31, 2016 from the same period in the prior year. Acquisitions within this segment increased sales by $6.5 million or 3.1%, while unfavorable foreign currency translation decreased sales by $1.0 million or 0.5%. Excluding the impact of businesses acquired and prior to the unfavorable currency translation impact, sales decreased $0.9 million or 0.4%, driven by a decrease of 0.8% due to one less sales day, offset by a 0.4% increase from operations.

During the six months ended December 31, 2016, sales in our U.S. operations were down $11.2 million or 1.1%, while acquisitions added $20.3 million or 1.9%. Excluding the impact of businesses acquired, U.S. sales were down $31.5 million or 3.0%, of which 1.1% is from our upstream oil and gas-focused subsidiaries, 1.1% is within our traditional core operations and 0.8% is due to one less sales day. Sales from our Canadian operations decreased $9.1 million or 6.8%, while acquisitions added $2.9 million or 2.1% and favorable foreign currency translation increased Canadian sales by $0.1 million or 0.1%. Excluding the impact of businesses acquired and prior to the impact of foreign currency translation, Canadian sales were down $12.1 million or 9.0%, of which 6.9% is related to the upstream oil and gas-focused subsidiaries, 1.3% is within the traditional core operations, and 0.8% is due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, increased $1.0 million or 1.4% compared to the same period in the prior year. Unfavorable foreign currency translation decreased other country sales by $5.6 million or 8.0%. Prior to the impact of currency translation, other country sales were up $6.6 million or 9.4% during the period, driven by an increase from operations of 10.5% offset by a decrease of 1.1% due to the impact of one less sales day.

During the six months ended December 31, 2016, industrial products and fluid power products accounted for 72.8% and 27.2%, respectively, of sales as compared to 73.2% and 26.8% respectively, for the same period in the prior year.

Our gross profit margin for the period was 28.5%, increasing compared to the prior year period's of 28.3%. The increase in gross profit margin is primarily attributable to the impact of acquisitions in the six months ended December 31, 2016.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.9% of sales for the six months ended December 31, 2016, which was the same as the prior year period. SD&A decreased $4.9 million or 1.8% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the six months ended December 31, 2016 by $0.7 million or 0.3% compared to the prior year period. Additional SD&A from businesses acquired in the current year added $6.2 million or 2.3% of SD&A expenses, including $0.9 million associated with intangibles amortization. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A declined $10.4 million or 3.8% during the six months ended December 31, 2016 compared to the same period in the prior year as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount is down by approximately 264 associates from December 2015 to December 2016. Excluding the impact of acquisitions, total salaries and wages were down $4.2 million for the six months ended December 31, 2016 compared to the prior year period. Also, excluding the impact of acquisitions, bad debt expense decreased $1.1 million for the six months ended December 31, 2016 compared to the prior year period, due to improvement in aged receivables. Further, the Company recorded a gain of $1.6 million in the six months ended December 31, 2016 related to the sale of five buildings during the period. All other expenses within SD&A were down $3.5 million.

Operating income increased $1.5 million or 1.9%, and as a percent of sales increased to 6.6% from 6.3% in the prior year period.

Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 4.6% in the current year period from 5.5% in the prior year period. This decrease is primarily attributable to a decline in sales and gross profit margin levels, without a commensurate decline in the business segment's SD&A expenses.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 10.4% in the current year period from 9.0% in the prior year period. This increase is due to the increase in sales, primarily from our U.S. operations in this segment.

Other income was $0.6 million in the six months ended December 31, 2016 which included net favorable foreign currency transaction gains of $0.3 million and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million, offset by $0.1 million of expense from other items. During the prior year period, other expense was $1.1 million, which included net unfavorable foreign currency transaction losses of $0.7 million, unrealized losses on investments held by non-qualified deferred compensation trusts of $0.2 million, and $0.2 million of expense from other items.

The effective income tax rate was 33.4% for the six months ended December 31, 2016 compared to 34.8% for the prior year period ended December 31, 2015. This decrease in the effective tax rate is primarily due to the adoption of ASU 2016-09 in the first quarter of fiscal 2017, which requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized in the income statement. During the six months ended December 31, 2016, $0.7 million of net excess tax benefits were recognized as a reduction of income tax expense, which decreased the effective income tax rate for the quarter ended December 31, 2016 by 0.9%. Further, $0.4 million of discrete tax items in the six month period ended December 31, 2015 negatively impacted the rate by 0.5% in the prior period. Because the Company's adoption of the new standard has had a positive impact on the effective income tax rate, we now expect our full year tax rate for fiscal 2017 to be in the 33.5% to 34.5% range.

As a result of the factors addressed above, net income increased $3.2 million or 6.7% compared to the prior year period. Net income per share was $1.31 per share for the six months ended December 31, 2016, compared to $1.22 in the prior year period, an increase of 7.4%. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2016, we had $327.6 million in outstanding borrowings. At June 30, 2016, we had $328.3 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of December 31, 2016 by tax jurisdiction.

Country	Amount
United States	$29,168
Canada	22,035
Other countries	11,654
Total	$62,857

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At December 31, 2016, all foreign earnings are considered permanently reinvested.

The Company's working capital at December 31, 2016 was $545.2 million, compared to $507.2 million at June 30, 2016. The current ratio was 3.3 to 1 at December 31, 2016 and 2.8 to 1 at June 30, 2016.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2016	2015
Operating Activities	$45,658	$33,846
Investing Activities	(4,062)	(28,793)
Financing Activities	(37,021)	(14,346)
Exchange Rate Effect	(1,579)	(4,543)
Decrease in Cash and Cash Equivalents	$2,996	$(13,836)

Net cash provided by operating activities was $45.7 million for the six months ended December 31, 2016 as compared to $33.8 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the six months ended December 31, 2016 is due primarily to improved working capital results as compared to the prior period.

Net cash used in investing activities during the six months ended December 31, 2016 is less than the prior period as there were no acquisitions in the current period.

Net cash used by financing activities was $37.0 million for the six months ended December 31, 2016 versus $14.3 million in the prior period. Lower borrowing needs, primarily due to fewer dollars spent on acquisitions and lower working capital needs, contributed to the increase in cash used in financing activities. We had $0.7 million of net debt payments in the current period compared to $46.0 million of net borrowings in the prior year period. Also, cash was used in the current period for the purchase of treasury shares in the amount of $5.5 million and dividends paid in the amount of $21.9 million. In the prior period, $27.8 million of cash was used for the purchase of treasury shares and $21.4 million of cash was used for the payment of dividends. Further, $7.1 million of cash was used in the current period to make acquisition holdback payments, while $10.6 million was used in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 52,500 shares of treasury stock on the open market in the three months ended December 31, 2016 for $2.4 million. During the six months ended December 31, 2016 we acquired 117,500 shares of treasury stock for $5.5 million. At December 31, 2016, we had authorization to repurchase an additional 1,495,000 shares. During the six months ended December 31, 2015, we acquired 701,100 shares of treasury stock on the open market for $27.8 million.

Borrowing Arrangements
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2016 and June 30, 2016, the Company had $121.9 million and $123.4 million, respectively, outstanding under the term loan, and $34.0 million and $33.0 million, respectively, outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2.7 million and $2.7 million to secure certain insurance obligations, totaled $213.3 million and $214.3 million at December 31, 2016 and June 30, 2016, respectively, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.81% as of December 31, 2016 and 1.50% as of June 30, 2016. The weighted average interest rate on the revolving credit facility outstanding was 2.28% as of December 31, 2016 and 1.44% as of June 30, 2016.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of December 31, 2016 and June 30, 2016, in order to secure certain insurance obligations.

In April 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2016 and June 30, 2016, $1.8 million and $1.9 million was outstanding, respectively.

At December 31, 2016 and June 30, 2016, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of December 31, 2016, $50.0 million in additional financing was available under this facility.

The revolving credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2016, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before interest, taxes, depreciation and amortization. At December 31, 2016, the Company's indebtedness was less than two times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at December 31, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following tables are included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	December 31,	June 30,
	2016	2016
Accounts receivable, gross	$347,299	$358,891
Allowance for doubtful accounts	10,583	11,034
Accounts receivable, net	$336,716	$347,857
Allowance for doubtful accounts, % of gross receivables	3.0%	3.1%

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Provision for losses on accounts receivable	$529	$701	$1,391	$2,448
Provision as a % of net sales	0.09%	0.11%	0.11%	0.20%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 49.8 at December 31, 2016 versus 49.4 at June 30, 2016. Accounts receivable decreased 3.2% this year, compared to a 1.5% decrease in sales in the six months ended December 31, 2016.

Approximately 2.7% of our accounts receivable balances are more than 90 days past due at December 31, 2016 and at June 30, 2016. On an overall basis, our provision for losses from uncollected receivables represents 0.11% of our sales in the six months ended December 31, 2016. Historically, this percentage is around 0.10% to 0.15%, and the provision for losses from uncollected receivables represents 0.09% of sales for the three months ended December 31, 2016. The decrease in the provision as a percentage of sales for the six months ended December 31, 2016 relates to reserves required in the prior year period for our subsidiaries focused on upstream oil and gas customers due to the downturn in the energy markets. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will decline in the remainder of fiscal 2017.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended December 31, 2016 and June 30, 2016 was 3.6.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at December 31, 2016.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the six months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2016 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2016 to October 31, 2016	52,500	46.28	52,500	1,495,000
November 1, 2016 to November 30, 2016	0	0	0	1,495,000
December 1, 2016 to December 31, 2016	0	0	0	1,495,000
Total	52,500	46.28	52,500	1,495,000

(1)	During the quarter the Company did not purchase any shares in connection with the Deferred Compensation Plan.

(2)
On April 28, 2015, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. We publicly announced the authorization on April 30, 2015. Purchases could be made in the open market or in privately negotiated transactions.

On October 24, 2016, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on October 26, 2016. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization. Of the 52,500 shares purchased during the period October 1, 2016 to October 31, 2016, only 5,000 were purchased subsequent to this new authorization.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 27, 2017	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 27, 2017	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer