Form 10-Q
period 2017-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2017-04-28
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2017
OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]  No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes [ ]    No [X]
There were 39,030,957 (no par value) shares of common stock outstanding on April 14, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net Sales	$679,304	$633,172	$1,912,275	$1,885,422
Cost of Sales	488,502	458,379	1,370,687	1,356,450
Gross Profit	190,802	174,793	541,588	528,972
Selling, Distribution and Administrative, including depreciation	145,335	143,031	415,247	417,822
Goodwill Impairment	—	64,794	—	64,794
Operating Income (Loss)	45,467	(33,032)	126,341	46,356
Interest Expense, net	2,165	2,359	6,411	6,704
Other (Income) Expense, net	(47)	65	(656)	1,124
Income (Loss) Before Income Taxes	43,349	(35,456)	120,586	38,528
Income Tax Expense	13,855	9,272	39,636	35,018
Net Income (Loss)	$29,494	$(44,728)	$80,950	$3,510
Net Income (Loss) Per Share - Basic	$0.76	$(1.14)	$2.08	$0.09
Net Income (Loss) Per Share - Diluted	$0.75	$(1.14)	$2.06	$0.09
Cash dividends per common share	$0.29	$0.28	$0.85	$0.82
Weighted average common shares outstanding for basic computation	38,999	39,107	39,009	39,328
Dilutive effect of potential common shares	463	—	375	220
Weighted average common shares outstanding for diluted computation	39,462	39,107	39,384	39,548
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net income (loss) per the condensed statements of consolidated income	$29,494	$(44,728)	$80,950	$3,510

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	8,132	13,014	(4,147)	(21,245)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	125	130	377	387
Unrealized gain (loss) on investment securities available for sale	11	39	77	(24)
Total of other comprehensive income (loss), before tax	8,268	13,183	(3,693)	(20,882)
Income tax expense related to items of other comprehensive income	58	65	173	143
Other comprehensive income (loss), net of tax	8,210	13,118	(3,866)	(21,025)
Comprehensive income (loss), net of tax	$37,704	$(31,610)	$77,084	$(17,515)
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2017	June 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$67,313	$59,861
Accounts receivable, less allowances of $10,470 and $11,034	390,874	347,857
Inventories	344,743	338,221
Other current assets	33,181	35,582
Total current assets	836,111	781,521
Property, less accumulated depreciation of $165,956 and $161,466	106,773	107,765
Identifiable intangibles, net	168,404	191,240
Goodwill	205,341	202,700
Deferred tax assets	12,652	12,277
Other assets	17,410	16,522
TOTAL ASSETS	$1,346,691	$1,312,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$150,255	$148,543
Current portion of long-term debt	4,012	3,247
Compensation and related benefits	57,615	57,187
Other current liabilities	58,683	65,306
Total current liabilities	270,565	274,283
Long-term debt	317,382	324,583
Postemployment benefits	20,226	21,322
Other liabilities	32,648	33,921
TOTAL LIABILITIES	640,821	654,109
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 39,030 and 39,057 outstanding, respectively	10,000	10,000
Additional paid-in capital	163,448	162,529
Retained earnings	1,003,480	944,821
Treasury shares—at cost (15,183 and 15,156 shares)	(381,646)	(373,888)
Accumulated other comprehensive loss	(89,412)	(85,546)
TOTAL SHAREHOLDERS’ EQUITY	705,870	657,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,346,691	$1,312,025
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$80,950	$3,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	11,364	12,041
Amortization of intangibles	18,387	19,065
Goodwill Impairment	—	64,794
Unrealized foreign exchange transactions loss	499	494
Amortization of stock options and appreciation rights	1,533	1,241
(Gain) loss on sale of property	(1,540)	275
Other share-based compensation expense	2,836	2,073
Changes in operating assets and liabilities, net of acquisitions	(36,375)	(15,294)
Other, net	852	3,097
Net Cash provided by Operating Activities	78,506	91,296
Cash Flows from Investing Activities
Property purchases	(11,787)	(9,441)
Proceeds from property sales	2,724	372
Acquisition of businesses, net of cash acquired	(2,778)	(56,142)
Net Cash used in Investing Activities	(11,841)	(65,211)
Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility	(4,000)	23,000
Long-term debt borrowings	—	125,000
Long-term debt repayments	(2,514)	(97,826)
Purchases of treasury shares	(8,242)	(37,464)
Dividends paid	(33,236)	(32,342)
Excess tax benefits from share-based compensation	—	59
Acquisition holdback payments	(7,694)	(10,658)
Taxes paid for shares withheld	(3,373)	(937)
Exercise of stock options and appreciation rights	306	413
Other, net	—	719
Net Cash used in Financing Activities	(58,753)	(30,036)
Effect of Exchange Rate Changes on Cash	(460)	(2,587)
Increase (decrease) in Cash and Cash Equivalents	7,452	(6,538)
Cash and Cash Equivalents at Beginning of Period	59,861	69,470
Cash and Cash Equivalents at End of Period	$67,313	$62,932
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2017, and the results of its operations for the three and nine month periods ended March 31, 2017 and 2016 and its cash flows for the nine month periods ended March 31, 2017 and 2016, have been included. The condensed consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Operating results for the three and nine month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2017.

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

The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. Net excess tax benefits of $1,264 and $1,982 for the three and nine months ended March 31, 2017, respectively, were recognized as a reduction of income tax expense. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for the nine months ended March 31, 2017, which did not have a material impact on earnings per share.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

The standard requires that excess tax benefits from share based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We have elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and net cash used in financing activities of $1,264 and $1,982 for the three and nine months ended March 31, 2017, respectively.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. As such, the consolidated statements of cash flows for the prior periods were revised. This change resulted in an increase in net cash provided by operating activities and in net cash used in financing activities of $937 for the nine months ended March 31, 2016.

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

In January 2017, the FASB issued its final standard on simplifying the test for goodwill impairment. This standard, issued as ASU 2017-04, eliminates step 2 from the goodwill impairment test and instead requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. Upon adoption, the Company will apply this guidance prospectively to its annual and interim goodwill impairment tests and disclose the change in accounting principle.

In March 2017, the FASB issued its final standard on improving the presentation of net periodic pension and postretirement benefit costs. This standard, issued as ASU 2017-07, requires that an employer report the service cost component for defined benefit plans and postretirement plans in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update is effective for annual financial statement periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company has decided to early adopt this standard as of the beginning of fiscal 2018, and will apply the guidance retrospectively to all periods presented. The impact of the adoption of this guidance will result in the reclassification of the other components of net benefit cost from selling, distribution, and administrative expense to other (income) expense, net in the statements of consolidated income, resulting in an increase to operating income. There is no impact to income before income taxes or net income, so therefore no impact to net income per share. The amounts reclassified would result in an increase in operating income of $201 and $602 for three and nine months ended March 31, 2017, respectively, and $242 and $724 for the three and nine months ended March 31, 2016, respectively.

2.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2017 Acquisition
On March 3, 2017, the Company acquired substantially all of the net assets of Sentinel Fluid Controls ("Sentinel"), a distributor of hydraulic and lubrication components, systems and solutions operating from four locations - Toledo, OH, New Berlin, WI, Valparaiso, IN, and Indianapolis, IN. Sentinel is included in the Fluid Power Businesses segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The purchase price for the acquisition was $3,760, net tangible assets acquired were $3,130, and intangibles including goodwill were $630 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $982 of acquisition holdback payments, included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times in the future. The Company funded the amount paid for the acquisition at closing using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's condensed consolidated financial statements.
Fiscal 2016 Acquisitions
On June 14, 2016, the Company acquired 100% of the outstanding stock of Seals Unlimited ("Seals"), a distributor of sealing, fastener, and hose products located in Burlington, Ontario. On January 4, 2016, the Company acquired substantially all of the net assets of HUB Industrial Supply ("HUB"), a distributor of consumable industrial products operating from three locations - Lake City, FL, Indianapolis, IN, and Las Vegas, NV. On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc. ("Atlantic Fasteners"), a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. Seals, HUB, and Atlantic Fasteners are all included in the Service Center Based Distribution segment. On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM"). SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and is included in the Fluid Power Businesses segment. The total combined consideration for these acquisitions was approximately $65,900, net tangible assets acquired were $22,700, and intangibles including goodwill were $43,200 based upon estimated fair values at the acquisition dates. The estimated fair values related to Seals are preliminary and subject to adjustment. The total combined consideration includes $3,300 of acquisition holdback payments, of which $1,250 was paid during the nine months ending March 31, 2017. The remaining balance of $2,050 is included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times through October 2018. The Company funded the amounts paid for the acquisitions at closing using available cash and borrowings under the revolving credit facility at variable interest rates. The acquisition prices and the results of operations for the acquired entities are not material in relation to the Company's condensed consolidated financial statements.

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the fiscal year ended June 30, 2016 and the nine month period ended March 31, 2017 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2015	$253,477	$929	$254,406
Goodwill acquired during the period	18,683	3,285	21,968
Impairment	(64,794)	—	(64,794)
Other, primarily currency translation	(8,880)	—	(8,880)
Balance at June 30, 2016	$198,486	$4,214	$202,700
Goodwill added during the period	3,220	625	3,845
Other, primarily currency translation	(760)	(444)	(1,204)
Balance at March 31, 2017	$200,946	$4,395	$205,341

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company has six (6) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2017.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 20% as of January 1, 2017.

The fair values of the reporting units in accordance with step one of the goodwill impairment tests were determined using the Income and Market approaches. The Income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors. The Market approach utilized an analysis of comparable publicly traded companies.

The techniques used in the Company's impairment test incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the measurement date. Assumptions in estimating future cash flows are subject to a degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the measurement date.  The Company evaluates the appropriateness of its assumptions and overall forecasts by comparing projected results of upcoming years with actual results of preceding years.  Key Level 3 based assumptions relate to pricing trends, inventory costs, customer demand, and revenue growth.  A number of benchmarks from independent industry and other economic publications were also used.  Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.

At March 31, 2017 and June 30, 2016, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power Businesses segment.

During the nine months ended March 31, 2017, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the HUB acquisition. The fair values of the customer relationships and trade names intangible assets were decreased by $2,636 and $584, respectively, with a corresponding total increase to goodwill of $3,220. The changes to the preliminary estimated fair values resulted in a decrease to amortization expense of $156 during the nine months ended March 31, 2017, which is recorded in selling, distribution and administrative expense on the condensed statements of consolidated income.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2017	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$233,334	$96,969	$136,365
Trade names	43,646	18,440	25,206
Vendor relationships	14,046	8,784	5,262
Non-competition agreements	4,677	3,106	1,571
Total Identifiable Intangibles	$295,703	$127,299	$168,404

June 30, 2016	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$239,132	$84,566	$154,566
Trade names	44,430	16,099	28,331
Vendor relationships	14,042	8,003	6,039
Non-competition agreements	4,700	2,396	2,304
Total Identifiable Intangibles	$302,304	$111,064	$191,240

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Due to continued softness in the upstream oil and gas industry, management also assessed long-lived intangible assets related to the Reliance asset groups for impairment during the first and third quarters of fiscal 2017. For the assessment in the third quarter of fiscal 2017, the sum of the undiscounted cash flows exceeded the carrying values of the Reliance U.S. and Reliance Canada asset groups of $15,657 and $80,228, respectively, by 149% and 13%, respectively, therefore, no impairment was recognized. Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of impairment if the Company determines that the fair values of its intangible assets have fallen below their carrying values.

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2017) for the next five years is as follows: $6,200 for the remainder of 2017, $22,400 for 2018, $20,600 for 2019, $18,800 for 2020, $17,300 for 2021 and $14,900 for 2022.

4.     DEBT

Revolving Credit Facility & Term Loan
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2017 and June 30, 2016, the Company had $121,094 and $123,438, respectively, outstanding under the term loan, and $29,000 and $33,000, respectively, outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2,748 and $2,707 to secure certain insurance obligations, totaled $218,252 and $214,293 at March 31, 2017 and June 30, 2016, respectively, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.81% as of March 31, 2017 and 1.50% as of June 30, 2016. The weighted average interest rate on the revolving credit facility outstanding was 2.03% as of March 31, 2017 and 1.44% as of June 30, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of March 31, 2017 and June 30, 2016, in order to secure certain insurance obligations.

Other Long-Term Borrowings
In April 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2017 and June 30, 2016, $1,726 and $1,896 was outstanding, respectively.

At March 31, 2017 and June 30, 2016, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of March 31, 2017, $50,000 in additional financing was available under this facility.

Unamortized debt issue costs of $105 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016. Unamortized debt issue costs of $321 and $399 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of March 31, 2017 and June 30, 2016, respectively.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2017 and June 30, 2016 totaled $10,078 and $9,097, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the debt outstanding under the shelf facility agreement with Prudential Investment Management approximated its carrying value at both March 31, 2017 and June 30, 2016 (Level 2 in the fair value hierarchy).

The revolving credit facility and the term loan contain variable interest rates and their carrying values approximated fair value at both March 31, 2017 and June 30, 2016 (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive (Loss) Income

Changes in the accumulated other comprehensive (loss) income, are comprised of the following amounts shown net of taxes:

	Three Months Ended March 31, 2017
	Foreign currency translation adjustment	Unrealized gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(93,964)	$11	$(3,669)	$(97,622)
Other comprehensive income	8,132	1	—	8,133
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	77	77
Net current-period other comprehensive income	8,132	1	77	8,210
Balance at March 31, 2017	$(85,832)	$12	$(3,592)	$(89,412)

	Three Months Ended March 31, 2016
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(91,503)	$(45)	$(2,766)	$(94,314)
Other comprehensive income	13,014	25	—	13,039
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	79	79
Net current-period other comprehensive income	13,014	25	79	13,118
Balance at March 31, 2016	$(78,489)	$(20)	$(2,687)	$(81,196)

	Nine Months Ended March 31, 2017
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2016	$(81,685)	$(38)	$(3,823)	$(85,546)
Other comprehensive (loss) income	(4,147)	50	—	(4,097)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	231	231
Net current-period other comprehensive (loss) income	(4,147)	50	231	(3,866)
Balance at March 31, 2017	$(85,832)	$12	$(3,592)	$(89,412)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31, 2016
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other comprehensive loss	(21,245)	(16)	—	(21,261)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	236	236
Net current-period other comprehensive (loss) income	(21,245)	(16)	236	(21,025)
Balance at March 31, 2016	$(78,489)	$(20)	$(2,687)	$(81,196)

Other Comprehensive Income (Loss)

Details of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2017			2016
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$8,132	$—	$8,132	$13,014	$—	$13,014
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	125	48	77	130	51	79
Unrealized gain on investment securities available for sale	11	10	1	39	14	25
Other comprehensive income	$8,268	$58	$8,210	$13,183	$65	$13,118

	Nine Months Ended March 31,
	2017			2016
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(4,147)	$—	$(4,147)	$(21,245)	$—	$(21,245)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	377	146	231	387	151	236
Unrealized gain (loss) on investment securities available for sale	77	27	50	(24)	(8)	(16)
Other comprehensive (loss) income	$(3,693)	$173	$(3,866)	$(20,882)	$143	$(21,025)

Anti-dilutive Common Stock Equivalents
In the nine month periods ended March 31, 2017 and 2016, stock options and stock appreciation rights related to 270 and 775 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$31	$23	$7	$5
Interest cost	173	216	16	18
Expected return on plan assets	(115)	(122)	—	—
Recognized net actuarial loss (gain)	218	228	(45)	(52)
Amortization of prior service cost	22	21	(68)	(67)
Net periodic cost	$329	$366	$(90)	$(96)

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$94	$69	$21	$17
Interest cost	519	648	48	56
Expected return on plan assets	(345)	(368)	—	—
Recognized net actuarial loss (gain)	654	685	(136)	(158)
Amortization of prior service cost	65	64	(203)	(203)
Net periodic cost	$987	$1,098	$(270)	$(288)

The Company contributed $600 to its pension benefit plans and $135 to its retiree health care plans in the nine months ended March 31, 2017. Expected contributions for the remainder of fiscal 2017 are $150 for the pension benefit plans to fund scheduled retirement payments and $45 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SEGMENT AND GEOGRAPHIC INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $6,757 and $5,574, in the three months ended March 31, 2017 and 2016, respectively, and $17,285 and $16,032 in the nine months ended March 31, 2017 and 2016, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2017
Net sales	$554,933	$124,371	$679,304
Operating income for reportable segments	34,258	14,052	48,310
Depreciation and amortization of property	3,556	321	3,877
Capital expenditures	3,218	1,859	5,077

March 31, 2016
Net sales	$524,074	$109,098	$633,172
Operating income for reportable segments	22,465	9,701	32,166
Depreciation and amortization of property	3,710	321	4,031
Capital expenditures	3,472	232	3,704

Nine Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
March 31, 2017
Net sales	$1,569,204	$343,071	$1,912,275
Operating income for reportable segments	80,540	37,031	117,571
Assets used in business	1,120,403	226,288	1,346,691
Depreciation and amortization of property	10,398	966	11,364
Capital expenditures	9,460	2,327	11,787

March 31, 2016
Net sales	$1,565,587	$319,835	$1,885,422
Operating income for reportable segments	79,767	28,708	108,475
Assets used in business	1,124,228	210,111	1,334,339
Depreciation and amortization of property	11,023	1,018	12,041
Capital expenditures	8,783	658	9,441

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Operating income for reportable segments	$48,310	$32,166	$117,571	$108,475
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,672	5,284	14,104	14,568
Intangible amortization—Fluid Power Businesses	1,384	1,457	4,283	4,497
Goodwill Impairment—Service Center Based Distribution	—	64,794	—	64,794
Corporate and other (income) expense, net	(3,213)	(6,337)	(27,157)	(21,740)
Total operating income (loss)	45,467	(33,032)	126,341	46,356
Interest expense, net	2,165	2,359	6,411	6,704
Other (income) expense, net	(47)	65	(656)	1,124
Income (loss) before income taxes	$43,349	$(35,456)	$120,586	$38,528

The change in corporate and other (income) expense, net is due to changes in the amounts and levels of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Geographic Areas:
United States	$576,211	$537,931	$1,612,772	$1,585,699
Canada	65,527	60,553	190,312	194,434
Other countries	37,566	34,688	109,191	105,289
Total	$679,304	$633,172	$1,912,275	$1,885,422

Other countries consist of Mexico, Australia and New Zealand.

9.    OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(446)	$(75)	$(890)	$104
Foreign currency transactions loss	544	307	202	978
Other, net	(145)	(167)	32	42
Total other (income) expense, net	$(47)	$65	$(656)	$1,124

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

10.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to March 31, 2017 through the date the financial statements were issued.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and nine-month periods ended March 31, 2017 and 2016, and consolidated cash flows for the nine-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
April 28, 2017

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,500 employees across North America, Australia and New Zealand, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2017, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia and New Zealand from 560 facilities.

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

Overview
Consolidated sales for the quarter ended March 31, 2017 increased $46.1 million or 7.3% compared to the prior year quarter, with acquisitions increasing sales by $2.5 million or 0.4% and favorable foreign currency translation of $0.4 million increasing sales by 0.1%. Operating margin of 6.7% of sales was up from a negative operating margin of 5.2% for the same quarter in the prior year due to a non-cash impairment charge recorded during the prior year quarter totaling $64.8 million. The Company had net income of $29.5 million for the quarter ended March 31, 2017 compared to a net loss of $44.7 million for the prior year quarter. Shareholders' equity was $705.9 million at March 31, 2017, up from the June 30, 2016 level of $657.9 million. The current ratio was 3.1 to 1 at March 31, 2017 and 2.8 to 1 at June 30, 2016.

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

The MCU (total industry) and IP indices have been slowly increasing since June 2016. The MCU for March 2017 was 76.1, which is up slightly from the December 2016 revised reading of 76.0. The ISM PMI registered 57.2 in March; up from a revised December 2016 reading of 54.5, and remaining above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
January 2017	75.7	56.0	103.0
February 2017	75.7	57.7	103.3
March 2017	76.1	57.2	102.9

The number of Company employees was 5,564 at March 31, 2017, 5,569 at June 30, 2016, and 5,635 at March 31, 2016. The number of operating facilities totaled 560 at March 31, 2017, 559 at June 30, 2016, and 563 at March 31, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2017 and 2016

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2017	2016
Net Sales	100.0%	100.0%	7.3%
Gross Profit	28.1%	27.6%	9.2%
Selling, Distribution & Administrative	21.4%	22.6%	1.6%
Operating Income	6.7%	(5.2)%	N/M
Net Income	4.3%	(7.1)%	N/M

During the quarter ended March 31, 2017, sales increased $46.1 million or 7.3% compared to the prior year quarter, with sales from acquisitions adding $2.5 million or 0.4% and favorable foreign currency translation accounting for $0.4 million or 0.1%. There were 64 selling days in the quarter ended March 31, 2017 and 63.5 selling days in the quarter ended March 31, 2016. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales increased $43.2 million or 6.8% during the quarter. This consisted of an increase from our traditional core operations of 4.3%, of which 0.8% is due to the additional half sales day. The upstream oil and gas-focused subsidiaries had an increase of 51.1% in the current quarter versus the prior year quarter, which contributed an increase of 2.5% to the consolidated increase.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $30.8 million million or 5.9%. Acquisitions within this segment increased sales by $1.3 million or 0.3%, and favorable foreign currency translation increased sales by $0.5 million or 0.1%. Excluding the impact of businesses acquired and favorable currency translation, sales increased $29.0 million or 5.5%, of which 2.9% is from our upstream oil and gas-focused subsidiaries, 1.8% is within our traditional core operations, and 0.8% is due to one half additional sales day.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $15.3 million or 14.0% during the quarter from the same period in the prior year. Acquisitions within this segment increased sales by $1.2 million or 1.1%, and unfavorable foreign currency translation decreased sales by $0.1 million or 0.1%. Excluding the impact of businesses acquired and favorable currency translation, sales increased $14.2 million or 13.0% due to an increase from operations of 12.2% and an increase of 0.8% due to the impact of one half additional sales day.

Sales in our U.S. operations were up $38.3 million or 7.1% as acquisitions added $1.2 million or 0.2%. Excluding the impact of businesses acquired, U.S. sales were up $37.1 million or 6.9%, of which 3.5% is from our traditional core operations, 2.6% is from the upstream oil and gas-focused subsidiaries, and 0.8% is due to one half additional sales day. Sales from our Canadian operations increased $5.0 million or 8.2%, with sales from acquisitions adding $1.3 million or 2.2% and favorable foreign currency translation accounting for an increase of $2.4 million or 4.0%. Excluding the impact of businesses acquired and prior to the impact of currency translation, Canadian sales increased $1.3 million or 2.0%, driven by an increase of 3.0% from our upstream oil and gas-focused subsidiaries, offset by a decrease of 2.6% from within our traditional core operations. One additional sales day accounted for a 1.6% increase in Canadian sales. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, increased $2.8 million or 8.3% compared to the same quarter in the prior year. Unfavorable foreign currency translation decreased other country sales by $2.0 million or 5.8%. Prior to the impact of currency translation, other country sales were up $4.8 million or 14.1% compared to the same quarter in the prior year driven by an increase from operations of 10.8% and two additional sales days accounted for an increase of 3.3%.

During the quarter ended March 31, 2017, industrial products and fluid power products accounted for 70.5% and 29.5%, respectively, of sales as compared to 72.7% and 27.3%, respectively, for the same period in the prior year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our gross profit margin was 28.1% for the quarter ended March 31, 2017 and 27.6% for the quarter ended March 31, 2016. The gross profit margin for the prior quarter was negatively impacted by $3.6 million of restructuring expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory for the upstream oil and gas-focused operations.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.4% of sales in the quarter ended March 31, 2017 compared to 22.6% in the prior year quarter. SD&A increased $2.3 million or 1.6% compared to the prior year quarter. Additional SD&A from businesses acquired added $0.8 million or 0.6% of SD&A expenses including $0.1 million associated with intangibles amortization. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended March 31, 2017 by $0.4 million or 0.3% compared to the prior year quarter. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $1.1 million or 0.7% during the quarter ended March 31, 2017 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $3.0 million for the quarter ended March 31, 2017 compared to the prior year quarter as a result of merit increases and improved Company performance. Also, excluding the impact of acquisitions, healthcare expense increased $1.4 million for the quarter ended March 31, 2017 compared to the prior year quarter due to increased costs for health care claims. These increases were offset by severance expense and other restructuring charges related to consolidating facilities of $3.4 million of SD&A included the quarter ended March 31, 2016 that did not reoccur in the current quarter. All other expenses within SD&A were up $0.1 million.

Operating income increased $78.5 million and as a percent of sales increased to 6.7% from a negative 5.2% during the same quarter in the prior year. These increases are primarily due to the Company recognizing a non-cash goodwill impairment charge of $64.8 million and restructuring charges of $7.0 million in the third quarter of fiscal 2016, that did not reoccur in the current year quarter, as well as higher sales volume in the current year quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.2% in the current year quarter from 4.3% in the prior year quarter. This increase is primarily attributable to the $7.0 million of restructuring charges recorded to costs of sales and SD&A during the quarter ended March 31, 2016 that did not reoccur in the current quarter, as well as higher sales volume in the current year quarter.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 11.3% in the current year quarter from 8.9% in the prior year quarter. This increase is due to the increase in sales, primarily from our U.S. operations in this segment.

Other income in the quarter consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million and $0.1 million of income from other items, offset by $0.5 million net unfavorable foreign currency transaction losses. During the prior year quarter, other expense was $0.1 million which included $0.3 million net unfavorable foreign currency transaction losses, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million, and $0.1 million of income from other items.

The effective income tax rate was 32.0% for the quarter ended March 31, 2017 compared to a negative 26.2% for the quarter ended March 31, 2016. The negative effective tax rate in the prior year quarter is due to the recording of $64.8 million of goodwill impairment during the prior year quarter, of which $61.3 million was not tax deductible. The goodwill impairment decreased the effective tax rate for the quarter ended March 31, 2016 by 61.2%. The decrease in the effective tax rate, adjusted for goodwill impairment, is primarily due to the adoption of ASU 2016-09 in the first quarter of fiscal 2017, which requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized in the income statement. During the quarter ended March 31, 2017, $1.3 million of net excess tax benefits were recognized as a reduction of income tax expense, which decreased the effective tax rate for the quarter ended March 31, 2017 by 2.9%. Because the Company's adoption of the new standard has had a favorable impact on the effective income tax rate, we now expect our full year tax rate for fiscal 2017 to be in the 33.0% to 34.0% range.

As a result of the factors discussed above, net income increased $74.2 million or 165.9% compared to the prior year quarter. Net income per share was $0.75 per share for the quarter ended March 31, 2017, compared to net loss per share of $1.14 per share for the quarter ended March 31, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nine months Ended March 31, 2017 and 2016

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2017	2016
Net Sales	100.0%	100.0%	1.4%
Gross Profit	28.3%	28.1%	2.4%
Selling, Distribution & Administrative	21.7%	22.2%	(0.6)%
Operating Income	6.6%	2.5%	N/M
Net Income	4.2%	0.2%	N/M

During the nine months ended March 31, 2017, sales increased $26.9 million or 1.4% compared to the same period in the prior year, with sales from acquisitions adding $25.7 million or 1.4%, offset by a decrease due to unfavorable foreign currency translation of $5.2 million or 0.3%. There were 189 selling days in the nine months ended March 31, 2017 and 189.5 selling days in the nine months ended March 31, 2016. Excluding the impact of businesses acquired and prior to the impact of currency translation, sales were up $6.4 million or 0.3% during the period, driven by an increase of 0.9% within our traditional core operations, offset by a decrease of 0.3% from our upstream oil and gas-focused subsidiaries, and a 0.3% decrease due to one half less sales day.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $3.6 million or 0.2% during the nine months ended March 31, 2017 from the same period in the prior year. Acquisitions within this segment increased sales by $18.0 million or 1.2%, while unfavorable foreign currency translation decreased sales by $4.1 million or 0.3%. Excluding the impact of businesses acquired and prior to the unfavorable currency translation impact, sales decreased $10.3 million or 0.7%, of which 0.4% is from our upstream oil and gas-focused subsidiaries, and 0.3% is due to one half less sales day. Sales within our traditional core operations were flat in the current period compared to the prior period.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $23.3 million or 7.3% during the nine months ended March 31, 2017 from the same period in the prior year. Acquisitions within this segment increased sales by $7.7 million or 2.4%, while unfavorable foreign currency translation decreased sales by $1.1 million or 0.4%. Excluding the impact of businesses acquired and prior to the unfavorable currency translation impact, sales increased $16.7 million or 5.3%, driven by an increase from operations of 5.6%, offset by a decrease of 0.3% due to one half less sales day.

During the nine months ended March 31, 2017, sales in our U.S. operations were up $27.1 million or 1.7%, while acquisitions added $21.5 million or 1.4%. Excluding the impact of businesses acquired, U.S. sales were up $5.6 million or 0.3%, of which 0.5% is from our traditional core operations and 0.1% is from our upstream oil and gas-focused subsidiaries, offset by a 0.3% decrease due to one half less sales day. Sales from our Canadian operations decreased $4.1 million or 2.1%, while acquisitions added $4.2 million or 2.2% and favorable foreign currency translation increased Canadian sales by $2.5 million or 1.3%. Excluding the impact of businesses acquired and prior to the impact of foreign currency translation, Canadian sales were down $10.8 million or 5.6%, of which 3.6% is related to the upstream oil and gas-focused subsidiaries, and 2.0% is within the traditional core operations. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, increased $3.9 million or 3.7% compared to the same period in the prior year. Unfavorable foreign currency translation decreased other country sales by $7.7 million or 7.3%. Prior to the impact of currency translation, other country sales were up $11.6 million or 11.0% during the period, driven by an increase from operations of 10.7% in addition to an increase of 0.3% due to the impact of one additional sales day.

During the nine months ended March 31, 2017, industrial products and fluid power products accounted for 72.0% and 28.0%, respectively, of sales as compared to 73.0% and 27.0% respectively, for the same period in the prior year.

Our gross profit margin for the period was 28.3% compared to 28.1% in the prior year period. The gross profit margin for the prior period was negatively impacted by $3.6 million of restructuring expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory for the upstream oil and gas-focused operations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, and facility related expenses. SD&A was 21.7% of sales for the nine months ended March 31, 2017, compared to 22.2% of sales for the prior year period. SD&A decreased $2.6 million or 0.6% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the nine months ended March 31, 2017 by $0.3 million or 0.1% compared to the prior year period. Additional SD&A from businesses acquired in the current year added $6.9 million or 1.6% of SD&A expenses, including $0.9 million associated with intangibles amortization. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A declined $9.2 million or 2.1% during the nine months ended March 31, 2017 compared to the same period in the prior year. The nine months ended March 31, 2016 included severance expense and other restructuring charges related to consolidating facilities of $4.4 million of SD&A that did not reoccur in the current year period. Further, efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount was down by approximately 107 associates from March 2016 to March 2017. Excluding the impact of acquisitions, total compensation was down $1.2 million for the nine months ended March 31, 2017 compared to the prior year period. Also, excluding the impact of acquisitions, bad debt expense decreased $2.2 million for the nine months ended March 31, 2017 compared to the prior year period, due to improvement in aged receivables. Further, the Company recorded a gain of $1.6 million in the nine months ended March 31, 2017 related to the sale of five buildings during the period. All other expenses within SD&A were up $0.2 million.

Operating income increased $80.0 million or 172.5%, and as a percent of sales increased to 6.6% from 2.5% in the prior year period. These increases are primarily due to the Company recognizing a non-cash goodwill impairment charge of $64.8 million and restructuring charges of $8.0 million in the nine months ending March 31, 2016 that did not reoccur in the current year period, as well as higher sales volume in the current year period.

Operating income as a percentage of sales for the Service Center Based Distribution segment was 5.1% in the current and prior year periods.

Operating income as a percentage of sales for the Fluid Power Business segment increased to 10.8% in the current year period from 9.0% in the prior year period. This increase is due to the increase in sales, primarily from our U.S. operations in this segment.

Other income was $0.7 million in the nine months ended March 31, 2017 which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.9 million, offset by net unfavorable foreign currency transaction losses of $0.2 million. During the prior year period, other expense was $1.1 million, which included net unfavorable foreign currency transaction losses of $1.0 million and unrealized losses on investments held by non-qualified deferred compensation trusts of $0.1 million.

The effective income tax rate was 32.9% for the nine months ended March 31, 2017 compared to 90.9% for the prior year period ended March 31, 2016. The decrease in the effective tax rate is due to the recording of $64.8 million of goodwill impairment during the prior period, of which $61.3 million was not tax deductible. The goodwill impairment increased the effective tax rate for the nine month period ended March 31, 2016 by 56.0%. The remaining decrease in the effective tax rate is primarily due to the adoption of ASU 2016-09 in the first quarter of fiscal 2017, which requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized in the income statement. During the nine months ended March 31, 2017, $2.0 million of net excess tax benefits were recognized as a reduction of income tax expense, which decreased the effective income tax rate for the quarter ended March 31, 2017 by 1.6%. Because the Company's adoption of the new standard has had a favorable impact on the effective income tax rate, we now expect our full year tax rate for fiscal 2017 to be in the 33.0% to 34.0% range.

As a result of the factors addressed above, net income increased $77.4 million compared to the prior year period. Net income per share was $2.06 per share for the nine months ended March 31, 2017 compared to $0.09 per share in the prior year period. The prior period results include negative impacts on earnings per share of $1.62 per share for goodwill impairment charges and $0.14 per share for restructuring charges. Net income per share was favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2017, we had $321.8 million in outstanding borrowings. At June 30, 2016, we had $328.3 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, cash provided from operations, and the use of operating leases will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of March 31, 2017 by tax jurisdiction.

Country	Amount
United States	$28,414
Canada	26,047
Other countries	12,852
Total	$67,313

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At March 31, 2017, all foreign earnings are considered permanently reinvested.

The Company's working capital at March 31, 2017 was $565.5 million, compared to $507.2 million at June 30, 2016. The current ratio was 3.1 to 1 at March 31, 2017 and 2.8 to 1 at June 30, 2016.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2017	2016
Operating Activities	$78,506	$91,296
Investing Activities	(11,841)	(65,211)
Financing Activities	(58,753)	(30,036)
Exchange Rate Effect	(460)	(2,587)
Increase (Decrease) in Cash and Cash Equivalents	$7,452	$(6,538)

Net cash provided by operating activities was $78.5 million for the nine months ended March 31, 2017 as compared to $91.3 million provided by operating activities in the prior period. The decrease in cash provided by operating activities during the nine months ended March 31, 2017 is related to increased inventory and receivable levels due to increasing sales compared to the prior period.

Net cash used in investing activities during the nine months ended March 31, 2017 is less than the prior period as there were fewer dollars spent on acquisitions in the current period.

Net cash used by financing activities was $58.8 million for the nine months ended March 31, 2017 versus $30.0 million in the prior period. Lower borrowing needs, primarily due to fewer dollars spent on acquisitions, contributed to the increase in cash used in financing activities. We had $6.5 million of net debt payments in the current period compared to $50.2 million of net borrowings in the prior year period. Also, cash was used in the current period for the purchase of treasury shares in the amount of $8.2 million and dividends paid in the amount of $33.2 million. In the prior period, $37.5 million of cash was used for the purchase of treasury shares and $32.3 million of cash was used for the payment of dividends. Further, $7.7 million of cash was used in the current period to make acquisition holdback payments, while $10.7 million was used in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 45,000 shares of treasury stock on the open market in the three months ended March 31, 2017 for $2.8 million. During the nine months ended March 31, 2017 we acquired 162,500 shares of treasury stock for $8.2 million. At March 31, 2017, we had authorization to repurchase an additional 1,450,000 shares. During the nine months ended March 31, 2016, we acquired 951,100 shares of treasury stock on the open market for $37.5 million.

Borrowing Arrangements
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2017 and June 30, 2016, the Company had $121.1 million and $123.4 million, respectively, outstanding under the term loan, and $29.0 million and $33.0 million, respectively, outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2.7 million and $2.7 million to secure certain insurance obligations, totaled $218.3 million and $214.3 million at March 31, 2017 and June 30, 2016, respectively, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.81% as of March 31, 2017 and 1.50% as of June 30, 2016. The weighted average interest rate on the revolving credit facility outstanding was 2.03% as of March 31, 2017 and 1.44% as of June 30, 2016.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of March 31, 2017 and June 30, 2016, in order to secure certain insurance obligations.

In April 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2017 and June 30, 2016, $1.7 million and $1.9 million was outstanding, respectively.

At March 31, 2017 and June 30, 2016, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of March 31, 2017, $50.0 million in additional financing was available under this facility.

The revolving credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2017, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before interest, taxes, depreciation and amortization. At March 31, 2017, the Company's indebtedness was less than two times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at March 31, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following tables are included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	March 31,	June 30,
	2017	2016
Accounts receivable, gross	$401,344	$358,891
Allowance for doubtful accounts	10,470	11,034
Accounts receivable, net	$390,874	$347,857
Allowance for doubtful accounts, % of gross receivables	2.6%	3.1%

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Provision for losses on accounts receivable	$533	$1,621	$1,924	$4,069
Provision as a % of net sales	0.08%	0.26%	0.10%	0.22%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 51.8 at March 31, 2017 versus 49.4 at June 30, 2016. Accounts receivable increased 12.4% this year, compared to a 1.4% increase in sales in the nine months ended March 31, 2017.

Approximately 1.8% of our accounts receivable balances are more than 90 days past due at March 31, 2017 and 2.7% at June 30, 2016. On an overall basis, our provision for losses from uncollected receivables represents 0.10% of our sales in the nine months ended March 31, 2017, and the provision for losses from uncollected receivables represents 0.08% of sales for the three months ended March 31, 2017. Historically, this percentage is around 0.10% to 0.15%. The decrease in the provision as a percentage of sales for the nine months ended March 31, 2017 relates to reserves required in the prior year period for our subsidiaries focused on upstream oil and gas customers due to the downturn in the energy markets. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels, and that past due balances will decline in the remainder of fiscal 2017.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 3.7 for the period ended March 31, 2017 and 3.6 for the period ended June 30, 2016.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2017.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the nine months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2017 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2017 to January 31, 2017	45,151	$61.42	45,000	1,450,000
February 1, 2017 to February 28, 2017	576	63.70	0	1,450,000
March 1, 2017 to March 31, 2017	0	0	0	1,450,000
Total	45,727	$61.45	45,000	1,450,000

(1)	During the quarter the Company purchased 727 shares in connection with the Deferred Compensation Plan.

(2)
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	April 28, 2017	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	April 28, 2017	By: /s/ Mark O. Eisele
Mark O. Eisele
Vice President-Chief Financial Officer & Treasurer