Form 10-K
period 2017-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2017-08-18
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer __
Non-accelerated filer __	Smaller reporting company __
Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2016): $2,268,644,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common Stock, without par value	39,045,291

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of Applied Industrial Technologies, Inc., to be held October 24, 2017, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
This report, including the documents incorporated by reference, contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as “guidance,” “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “forecast,” “may,” "optimistic" and derivative or similar words or expressions. Similarly, descriptions of our objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of Applied Industrial Technologies, Inc. ("Applied") and its management as to future occurrences and trends. Applied intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995 and by the Securities and Exchange Commission in its rules, regulations, and releases.
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
We are a leading distributor of bearings, power transmission products, fluid power components, and other industrial supplies, operating in North America, Australia, New Zealand, and Singapore. We serve MRO (maintenance, repair, and operations) and OEM (original equipment manufacturing) customers in virtually every industry. In addition, the Company provides engineering, design, and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber, and fluid power shop services.
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

▪
Applied's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports - these documents are posted as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission

▪	Applied's Code of Business Ethics

▪	Applied's Board of Directors Governance Principles and Practices

▪	Applied's Director Independence Standards

▪	Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of Applied's Board of Directors
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
The service center-based distribution segment provides customers with a wide range of industrial products primarily through a network of service centers. The fluid power businesses segment consists of specialized regional companies that distribute hydraulic and pneumatic power components, design and assemble hydraulic and pneumatic power systems, and perform equipment repair. The fluid power businesses primarily sell products and services directly to customers rather than through the service centers.
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

▪
Service Center-Based Distribution. We distribute a wide range of industrial products through service centers across North America, Australia, and New Zealand. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs.

The service center-based distribution business accounts for a substantial majority of our field operations and 81.7% of our 2017 sales dollars.

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

▪
Fluid Power Businesses. Our specialized fluid power businesses primarily market products and services to customers within the businesses' geographic regions. In the United States, the businesses also market products and services through our service center network. In addition to distributing hydraulic and pneumatic power components, the businesses design and assemble hydraulic and electro-hydraulic power units and control systems, electronic control systems, pneumatic and electro-pneumatic panels and sub-assemblies, fabricated aluminum assemblies, lubrication systems, hydraulic manifolds, and pump assemblies. They also perform equipment repair and offer technical advice to customers. Customers include firms purchasing for MRO needs, as well as for OEM applications.

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
Our service center sales employees include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make onsite calls to customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs, as well as automated supplies dispensing systems. Account managers also measure and document the value of the cost savings and increased productivity we help generate. Specialists assist with applications in their areas of expertise.
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
Markets. We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, automotive, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, mining, oil and gas, primary metals, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than [3]% of our net sales.
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
Our principal competitors are specialist and general line distributors of bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. Some competitors have greater financial resources than we do. The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
Although we may be one of the leading distributors in the geographic markets we serve for the primary product categories we provide there, our market share in a given market may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.
Backlog Orders and Seasonality. Because of the type of industrial distribution services we provide, backlog orders are not material to our business as a whole, although they are a more important factor for our fluid power businesses. Our business has exhibited minor seasonality - in particular, sales per day during the first half of our fiscal year have tended in the past to be slightly lower than during the second half due, in part, to the impact of customer plant shutdowns, summer vacations and holidays.
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
Number of Employees. At June 30, 2017, we had 5,554 employees.
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
Our business depends heavily on the operating levels of our customers and the factors that affect them, including general economic conditions. The markets for the products and services we sell are subject to conditions or events that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same factors that affect demand for and production of customers' goods and materials.
When customers or prospective customers reduce production levels because of lower demand, increased supply, higher costs, tight credit conditions, unfavorable currency exchange rates, adverse trade policies, foreign competition, other competitive disadvantage, offshoring of production, or other reasons, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships, and credit losses may increase. Inventory management becomes more difficult in times of economic uncertainty. Volatile economic and credit conditions also make it more difficult for us, as well as our customers and suppliers, to forecast and plan future business activities.
Our business could be adversely affected if we do not successfully execute our initiatives to grow sales and earnings. We have underway numerous initiatives to grow sales, enhance gross margins, manage costs, and otherwise improve our earnings. If we do not implement these initiatives effectively, or if for other reasons they are unsuccessful, our business could be adversely affected.
Consolidation in our customers' and suppliers' industries could adversely affect our business and financial results. Consolidation continues among our product suppliers and customers. As customers industries consolidate, a greater proportion of our sales could be derived from higher volume contracts, which could adversely impact margins. Consolidation among customers can trigger changes in their purchasing strategies, potentially moving large blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases. There can be no assurance we will be able to take advantage of consolidation trends.
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
In addition, as a distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or us in particular, in a manner that adversely impacts us. For example, key suppliers could change the following: the prices we must pay for their products relative to other distributors or relative to competing products; the geographic or product line breadth of distributor authorizations; supplier purchasing incentive or other support programs; or product purchase or stocking expectations.
An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. The industry remains fragmented, but is consolidating. Our principal competitors are specialist and general line distributors of bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Existing competitors have, and future competitors may have, greater financial or other resources than we do, broader product or service offerings, greater market presence, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies and sales methods, or otherwise through competitive advantage, our sales and profitability could be adversely affected. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to our product and services portfolio or our e-commerce and inventory management solutions.
The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand. Certain of our product suppliers have historically offered to their distributors, including us, incentives for purchasing their products. In addition to market or customer account-specific incentives, certain suppliers pay incentives to the distributor for attaining specific purchase volumes during a program period. In some cases, to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When demand for our products declines, we may be less inclined to add inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.
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
Our ability to transact business is highly reliant on information systems. A disruption or security breach could materially affect our business, financial condition, or results of operation. We depend on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, ship products to customers on a timely basis, maintain cost-effective operations, provide superior service to customers, and compile financial results. A serious, prolonged disruption of our information systems, due to manmade or natural causes, including power or telecommunications outage, or breach in security, could materially impair fundamental business processes and increase expenses, decrease sales, or otherwise reduce earnings.
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
In recent years, we replaced multiple legacy applications with an SAP software platform, to enhance our business information and transaction systems to support future growth. We continue with and consider additional enterprise resource planning system conversions, on a smaller scale, in discrete business operations. Despite extensive planning, we could experience disruptions related to the implementation because of the projects' complexity. The potential adverse consequences could include delays, loss of information, diminished management reporting capabilities, damage to our ability to process transactions, harm to our control environment, diminished employee productivity and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from new platforms is not assured.
Volatility in product and energy costs can affect our profitability. Changes in costs of raw materials and energy can lead product manufacturers to adjust the prices of products we distribute. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. Our ability to pass along increases in our product and distribution costs to our customers depends on market conditions. Raising our prices could result in decreased sales volume, which could significantly reduce our profitability. While increases in the cost of energy or products could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Changes in energy or raw materials costs can also adversely affect customers; for example, declines in oil, gas, and coal prices may negatively impact customers operating in those industries and, consequently, our sales to those customers.
Acquisitions are a key component of our anticipated growth. We may not be able to identify or to complete future acquisitions, to integrate them effectively into our operations, or to realize their anticipated benefits. Many industries we serve are mature. As a result, acquisitions of businesses have been important to our growth. While we wish to continue to acquire businesses, we may not be able to identify and to negotiate suitable acquisitions, to obtain financing for them on satisfactory terms, or otherwise to complete acquisitions. In addition, existing or future competitors, or private equity firms, may increasingly seek to compete with us for acquisitions, which could increase prices and reduce the number of suitable opportunities.
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
As of June 30, 2017, we had remaining $206.1 million of goodwill and $163.6 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of future financing. Although the credit market turmoil of the financial crisis almost a decade ago did not have a significant adverse impact on our liquidity or borrowing costs, the availability of funds tightened and credit spreads on corporate debt increased. If credit market volatility were to return, then obtaining additional or replacement financing could be more difficult and the cost of issuing new debt or replacing a credit facility could be higher than under our current facilities. Tight credit conditions could limit our ability to finance acquisitions on terms acceptable to us.
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
We cannot assure that any material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, although we have been successful historically in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.
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
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 15.9% of our sales in 2017. This presence outside the U.S. increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business, (including corrupt practices), economic and trade policy actions, and currency exchange fluctuations.
Our foreign operations' results are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. Fluctuations in currency exchange rates affect our operating results and financial position, as well as the comparability of results between financial periods.
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
Our business is subject to risks, some for which we maintain third-party insurance and some for which we self-insure. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations, or cash flows. We maintain insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with our business. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations, and cash flows could be materially and adversely affected by losses and liabilities from uninsured or underinsured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
In addition to the risks identified above, other risks to our future performance include, but are not limited to, the following:

▪	changes in customer preferences for products and services of the nature, brands, quality, or cost sold by us;

▪	changes in customer procurement policies and practices;

▪	changes in the market prices for products and services relative to the costs of providing them;

▪	changes in operating expenses;

▪	organizational changes within the Company;

▪
government regulation, legislation, or policies, including with respect to federal tax policy (e.g., affecting tax rates, the LIFO inventory accounting method, or the taxation of foreign-sourced income) and international trade;

▪	the variability and timing of new business opportunities including acquisitions, customer relationships, and supplier authorizations;

▪	the incurrence of debt and contingent liabilities in connection with acquisitions;

▪	volatility of our stock price and the resulting impact on our consolidated financial statements; and

▪	changes in accounting policies and practices that could impact our financial reporting and increase compliance costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2017, we owned real properties at 120 locations and leased 401 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2017:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Lake City, Florida	Offices and warehouse
Atlanta, Georgia	Distribution center and service center
Florence, Kentucky	Distribution center
Highland Heights, Ohio	Fluid power shop
Agawam, Massachusetts	Offices and warehouse
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Clairmont, Alberta	Service center and fluid power shop
Our principal leased real properties (each of which has more than 30,000 square feet of floor space) at June 30, 2017 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Denver, Colorado	Rubber shop and service center
Lenexa, Kansas	Fluid power shop
Chanhassen, Minnesota	Fluid power shop
Billings, Montana	Fluid power shop
Elyria, Ohio	Product return center and service center
Parma, Ohio	Offices and warehouse
Portland, Oregon	Distribution center
Houston, Texas	Service center and shop
Kent, Washington	Offices and fluid power shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Appleton, Wisconsin	Offices, service center, and rubber shop
Edmonton, Alberta	Service center and shop
Nisku, Alberta	Offices, service center, and shops
Winnipeg, Manitoba	Distribution center and service center
The properties in Highland Heights, Newark, Lenexa, Chanhassen, Billings and Kent are used in our fluid power businesses segment. The Clairmont, Fontana, and Longview properties are used in both the service center-based distribution segment and the fluid power businesses segment. The remaining properties are used in the service center-based distribution segment.
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
ITEM 3. LEGAL PROCEEDINGS.
Applied and/or one of its subsidiaries is a party to pending legal proceedings with respect to product liability, commercial, personal injury, employment, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of reasonably possible loss, we believe, based on circumstances currently known, that the likelihood is remote that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on Applied's consolidated financial position, results of operations, or cash flows.
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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 25, 2016:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since August 2013 and Chief Executive Officer since 2011.	53
Todd A. Barlett	Vice President-Acquisitions and Global Business Development since 2004.	62
Fred D. Bauer	Vice President-General Counsel & Secretary since 2002.	51
Mark O. Eisele	Vice President-Chief Financial Officer & Treasurer since 2004.	60
Warren E. Hoffner	Vice President-General Manager, Fluid Power since 2003. The Board of Directors designated him an executive officer in October 2015.	57
Kurt W. Loring	Vice President-Chief Human Resources Officer since July 2014. Prior to then Mr. Loring was Vice President, Human Resources for the Forged Products segment of Precision Castparts Corporation (formerly NYSE: PCP). The $4.3 billion segment, with greater than 5,000 employees, is a world-leading producer of complex forgings and high-performance nickel-based alloys and super alloys for aerospace, power generation, and general industrial applications.	48

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the quarterly stock dividends for the fiscal years ended June 30, 2017, 2016, and 2015 and the number of shareholders of record as of August 11, 2017 are set forth in Item 8, “Financial Statements and Supplementary Data,” in the “Quarterly Operating Results” table. That information is incorporated here by reference.
Set forth below is market information on Applied's common stock.

			Price Range
	Shares Traded	Average Daily Volume	High	Low
2017
First Quarter	9,924,600	155,100	$48.61	$44.03
Second Quarter	13,423,500	213,100	62.65	43.50
Third Quarter	12,986,200	209,500	66.65	58.80
Fourth Quarter	10,868,100	172,500	69.00	57.10
2016
First Quarter	17,146,300	267,900	$42.65	$37.15
Second Quarter	14,832,500	231,800	43.54	37.00
Third Quarter	14,619,200	239,700	44.24	35.55
Fourth Quarter	12,583,200	196,600	47.18	42.52
2015
First Quarter	9,932,400	155,200	$52.62	$45.54
Second Quarter	11,023,400	172,200	50.00	42.92
Third Quarter	17,181,400	281,700	46.05	39.76
Fourth Quarter	16,892,300	268,100	45.22	39.54
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2017.

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2017 to April 30, 2017	92	$64.02	—	1,450,000
May 1, 2017 to May 31, 2017	—	—	—	1,450,000
June 1, 2017 to June 30, 2017	—	—	—	1,450,000
Total	92	$64.02	—	1,450,000

(1)	During the quarter ended June 30, 2017, Applied purchased 92 shares in connection with an employee deferred compensation program. This purchase is not counted in the authorization in note (2).

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
(In thousands, except per share amounts and statistical data)

	2017	2016	2015	2014	2013
Consolidated Operations — Year Ended June 30
Net sales	$2,593,746	$2,519,428	$2,751,561	$2,459,878	$2,462,171
Depreciation and amortization of property	15,306	15,966	16,578	13,977	12,501
Amortization:
Intangible assets	24,371	25,580	25,797	14,023	13,233
SARs and stock options	1,891	1,543	1,610	1,808	2,317
Operating income (b)	174,590	88,801	184,619	164,358	176,399
Net income (a) (b)	133,910	29,577	115,484	112,821	118,149
Per share data:
Net income:
Basic	3.43	0.75	2.82	2.69	2.81
Diluted (a) (b)	3.40	0.75	2.80	2.67	2.78
Cash dividend	1.14	1.10	1.04	0.96	0.88

Year-End Position — June 30
Working capital	$572,789	$507,238	$535,938	$545,193	$491,380
Long-term debt (including portion classified as current)	291,982	328,334	320,995	170,712	—
Total assets	1,387,595	1,312,025	1,432,556	1,334,169	1,058,706
Shareholders’ equity	745,256	657,916	741,328	800,308	759,615

Year-End Statistics — June 30
Current ratio	2.8	2.8	2.7	2.9	3.0
Operating facilities	552	559	565	538	522
Shareholders of record (c)	4,687	5,372	6,016	6,330	6,319
Return on assets (a) (b) (d)	10.2%	2.2%	7.9%	10.2%	11.6%
Return on equity (a) (b) (e)	19.1%	4.2%	15.0%	14.5%	16.5%

Capital expenditures (f)	$17,045	$13,130	$14,933	$20,190	$12,214

Cash Returned to Shareholders During the Year
Dividends paid	$44,619	$43,330	$42,663	$40,410	$37,194
Purchases of treasury shares	8,242	37,465	76,515	36,732	53
Total	$52,861	$80,795	$119,178	$77,142	$37,247

(a)
FY 2017 includes a tax benefit pertaining to a worthless stock tax deduction of $22.2 million, or $0.56 per share. Excluding the worthless stock tax deduction, the fiscal 2017 return on assets would be 8.5% and return on equity would be 16.2%.

(b)
A goodwill impairment charge in fiscal 2016 reduced operating income by $64.8 million, net income by $63.8 million, and diluted earnings per share by $1.62. Excluding the goodwill impairment charge, the fiscal 2016 return on assets would be 6.7% and return on equity would be 12.8%.

(c)	Includes participant-shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan and shareholders in the Company's direct stock purchase program.

(d)	Return on assets is calculated as net income divided by monthly average assets.

(e)	Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

(f)
Capital expenditures for fiscal 2014 included the purchase of our headquarters facility which used $10.0 million of cash.
Capital expenditures for fiscal 2013 included $5.6 million related to Applied's Enterprise Resource Planning (ERP) system project. See Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further description of the ERP project.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With more than 5,500 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading distributor of bearings, power transmission products, fluid power components, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2017, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 552 facilities.
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
Our fiscal 2017 consolidated sales were $2.6 billion, an increase of $74.3 million or 2.9% compared to the prior year, with acquisitions contributing $31.1 million or 1.2% and unfavorable foreign currency translation of $1.1 million decreasing sales by 0.1%. Gross profit margin increased to 28.4% for fiscal 2017 from 28.1% for fiscal 2016 primarily due to the impact of current year LIFO layer liquidations and prior year restructuring charge. Operating margin increased to 6.7% in fiscal 2017 from 3.5% in fiscal 2016 primarily due to a non-cash goodwill impairment charge recorded during fiscal 2016 totaling $64.8 million.
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
During the fourth quarter of fiscal 2017, the Company recorded an income tax benefit of $22.2 million pertaining to a worthless stock deduction based on the write-off of the Company's investment in one of its subsidiaries in Canada for U.S. tax purposes.
Our earnings per share was $3.40 in fiscal 2017 versus $0.75 in fiscal year 2016. The current year results include a positive impact on earnings per share of $0.56 per share related to the worthless stock deduction. The prior year results include negative impacts on earnings per share of $1.62 per share for the non-cash goodwill impairment charge and $0.16 per share for restructuring charges.
Shareholders’ equity was $745.3 million at June 30, 2017 compared to $657.9 million at June 30, 2016. Working capital increased $65.6 million from June 30, 2016 to $572.8 million at June 30, 2017. The current ratio was 2.8 to 1 at June 30, 2017 and June 30, 2016.
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

The MCU (total industry) and IP indices gradually increased during fiscal 2017 correlating with the overall growth in the industrial economy. The ISM PMI registered 57.8 in June 2017, the highest reading in fiscal 2017, and an increase from the June 2016 revised reading of 52.8. A reading above 50 generally indicates expansion. The index readings for the months during the current quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2017	76.6	57.8	103.3
May 2017	76.4	54.9	103.1
April 2017	76.4	54.8	103.5
March 2017	75.8	57.2	102.5
December 2016	76.0	54.5	102.6
September 2016	75.6	51.7	102.0
June 2016	75.8	52.8	102.1
YEAR ENDED JUNE 30, 2017 vs. 2016
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2017	2016	% Change
Net Sales	100.0%	100.0%	2.9%
Gross Profit Margin	28.4%	28.1%	4.3%
Selling, Distribution & Administrative	21.7%	22.0%	1.7%
Operating Income	6.7%	3.5%	96.6%
Net Income	5.2%	1.2%	352.8%
Sales in fiscal 2017 were $2.6 billion, which was $74.3 million or 2.9% above the prior year, with sales from acquisitions accounting for $31.1 million or 1.2% of the increase, offset by a decrease due to unfavorable foreign currency translation of $1.1 million or 0.1%. There were 252.5 selling days in fiscal 2017 and 253.5 selling days in fiscal 2016. Excluding the impact of businesses acquired and prior to the impact of foreign currency translation, sales were up $44.3 million or 1.8% during the year, driven by an increase of 1.6% from our traditional core operations in addition to an increase of 0.6% from our upstream oil and gas-focused subsidiaries, offset by a 0.4% decrease due to one less sales day.
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $32.9 million, or 1.6%. Acquisitions within this segment increased sales by $19.8 million or 0.9%, while unfavorable foreign currency translation decreased sales by $0.6 million. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales increased $13.7 million or 0.7%, driven by an increase of 0.7% from our upstream oil and gas-focused subsidiaries and an increase of 0.4% from within our traditional core operations, offset by a 0.4% decrease due to one less sales day.
Sales of our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $41.4 million or 9.6%. Acquisitions within this segment increased sales $11.3 million or 2.6%, while unfavorable foreign currency translation decreased sales by $0.5 million or 0.1%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales increased $30.6 million or 7.1%, driven by an increase from operations, primarily in the U.S., of 7.5%, offset by a decrease of 0.4% due to one less sales day.
Sales in our U.S. operations increased $65.1 million or 3.1%, with acquisitions adding $25.1 million or 1.2%. Excluding the impact of businesses acquired, U.S. sales were up $40.0 million or 1.9%, of which 1.4% is from our traditional core operations and 0.9% is from our upstream oil and gas-focused subsidiaries, offset by a 0.4% decrease due to one less sales day. Sales from our Canadian operations decreased $5.8 million or 2.2%, with unfavorable foreign currency translation decreasing Canadian sales by $0.2 million or 0.1%. Acquisitions added $6.0 million, or 2.3%. Excluding the impact of businesses acquired and unfavorable foreign currency translation impact, Canadian sales were down $11.6 million or 4.4%, of which 2.0% is related to the upstream oil and gas-focused subsidiaries, 2.0% is from the traditional core operations, and the remaining 0.4% decrease due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $15.0 million or 10.4% compared to the prior year. Unfavorable foreign currency translation decreased other country sales by $0.9 million or 0.7%. Prior to the impact of currency translation, other country sales were up $15.9 million or 11.1% compared to the prior year, driven by an increase from operations of 13.0%, primarily in Australia and Singapore, offset by a decrease of 1.9% due to fewer sales days.
The sales product mix for fiscal 2017 was 71.5% industrial products and 28.5% fluid power products compared to 72.9% industrial and 27.1% fluid power in the prior year.
Our gross profit margin increased to 28.4% in fiscal 2017 compared to 28.1% in fiscal 2016. The increase is primarily due to recording a more favorable impact from LIFO layer liquidations which increased gross profit by $9.4 million in fiscal 2017 and $2.1 million in fiscal 2016, offset by a $4.8 million increase in scrap expense in fiscal 2017 compared to fiscal 2016. Further, the gross profit margin for the prior fiscal year was negatively impacted by $3.6 million of restructuring expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory for the upstream oil and gas-focused operations.
Selling, distribution and administrative expenses (SD&A) consist of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A increased $9.3 million or 1.7% during fiscal 2017 compared to the prior year, and as a percent of sales decreased to 21.7% from 22.0% in fiscal 2016. Changes in foreign currency exchange rates had the effect of increasing SD&A by $0.1 million or less than 0.1% compared to the prior year. Additional SD&A from businesses acquired in the current year added $8.2 million or 1.5% of SD&A expenses including $1.0 million associated with intangibles amortization. Excluding the impact of businesses acquired and the unfavorable impact from foreign currency translation, SD&A increased $1.0 million or 0.2% during fiscal 2017 compared to fiscal 2016. Excluding the impact of acquisitions, total compensation increased $12.7 million during fiscal 2017 compared to the prior fiscal year as a result of merit increases, improved Company performance, and increased costs related to health care claims. These increases were offset by severance expense and other restructuring charges related to consolidating facilities of $5.2 million of SD&A included in fiscal 2016 that did not reoccur during fiscal 2017. Also, excluding the impact of acquisitions, bad debt expense decreased $2.3 million during fiscal 2017 compared to fiscal 2016, due to improvement in aged receivables. Further, the Company recorded a gain of $1.6 million in fiscal 2017 related to the sale of five buildings during the year. All other expenses within SD&A were down $2.6 million.
During the third quarter of fiscal 2016, the Company performed its annual goodwill impairment test. As a result of this test, the Company determined that all of the goodwill associated with the Australia/New Zealand Service Center Based Distribution reporting unit was impaired as of January 1, 2016. This impairment was the result of the decline in the mining and extraction industries in Australia and the resulting reduced customer spending due to a decline in demand throughout Asia. Further, due to a sustained decline in oil prices and reduced customer spending in Canada, the Company determined that a portion of the goodwill associated with the Canada Service Center Based Distribution reporting unit was also impaired as of January 1, 2016. Accordingly, the Company recognized a combined non-cash impairment charge of $64.8 million for goodwill during fiscal 2016, which decreased net income by $63.8 million and earnings per share by $1.62. Changes in future results, assumptions, and estimates used in calculating the goodwill impairment test could result in additional impairment charges in future periods.
Operating income increased $85.8 million, or 96.6%, to $174.6 million during fiscal 2017 from $88.8 million during fiscal 2016, and as a percent of sales, increased to 6.7% from 3.5%. These increases are primarily due to the Company recognizing a non-cash goodwill impairment charge of $64.8 million and restructuring charges of $8.8 million during fiscal 2016 that did not reoccur during fiscal 2017, as well as higher sales volume in the current fiscal year.
Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 5.3% in fiscal 2017 from 5.2%, before the goodwill impairment charge, in fiscal 2016. This increase is primarily attributable to higher sales volume in the current year along with a decline in the business segment's SD&A expense.
Operating income as a percentage of sales for the Fluid Power Businesses segment increased to 10.8% in fiscal 2017 from 9.4% in fiscal 2016. This increase is due to the positive leveraging impact from the increase in sales, primarily from our U.S. operations in this segment, in the current year.

Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other (income) expense, net, represents certain non-operating items of income and expense. This was $0.9 million of income in fiscal 2017 compared to $1.1 million of expense in fiscal 2016. Current year income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million offset by foreign currency transaction losses of $0.2 million. Fiscal 2016 expense consisted primarily of foreign currency transaction losses of $1.0 million offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million.
The effective income tax rate was 19.8% for fiscal 2017 compared to 62.6% for fiscal 2016. The fiscal 2017 effective tax rate was favorably impacted by a $22.2 million net tax benefit, pertaining to a worthless stock tax deduction which decreased the effective tax rate by 13.3%. The tax benefit is net of a $1.0 million valuation allowance applicable to the related state deferred income tax asset. This deduction is based on the write-off of the Company's investment in one of its Canadian subsidiaries for U.S. tax purposes. The fiscal 2016 effective tax rate was unfavorably impacted due to the recording of $64.8 million of goodwill impairment during fiscal 2016, of which $61.3 million was not tax deductible. The goodwill impairment increased the effective tax rate for fiscal 2016 by 27.1%. The remaining decrease in the effective tax rate is primarily due to the adoption of ASU 2016-09 in the first quarter of fiscal 2017, which requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized in the income statement. During fiscal 2017, $2.4 million of net excess tax benefits were recognized as a reduction of income tax expense, which decreased the effective income tax rate for fiscal 2017 by 1.4%. All undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested at June 30, 2017 and 2016.
We expect our income tax rate for fiscal 2018 to be in the range of 34.0% to 35.0%.
As a result of the factors addressed above, net income for fiscal 2017 increased $104.3 million from the prior year. Net income per share was $3.40 per share for fiscal 2017 compared to $0.75 for fiscal 2016. The current year results include a positive impact on earnings per share of $0.56 per share related to the tax benefit recorded for the worthless stock deduction. The prior year results include negative impacts on earnings per share of $1.62 per share for goodwill impairment charges and $0.16 per share for restructuring charges. Net income per share was favorably impacted by lower weighted average common shares outstanding in fiscal 2017 as a result of our share repurchase program.
At June 30, 2017, we had a total of 552 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore, versus 559 at June 30, 2016.
The number of Company employees was 5,554 at June 30, 2017 and 5,569 at June 30, 2016.
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
Sales in fiscal 2016 were $2.52 billion, which was $232.1 million or 8.4% below fiscal 2015, with unfavorable foreign currency translation accounting for $60.1 million or 2.2% of the decrease, offset by sales from acquisitions of $57.1 million or 2.1%. Excluding the impact of businesses acquired and prior to the impact of foreign currency translation, sales were down $229.1 million or 8.3% during fiscal 2016. Of the 8.3% decrease, 5.1% pertains to our upstream oil and gas-focused operations (which experienced sales declines of 50.1% during fiscal 2016) and 3.2% is within our traditional core operations. There were 253.5 selling days in fiscal 2016 and 252.5 selling days in fiscal 2015.

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
Sales in our U.S. operations were down $120.8 million or 5.4%, while acquisitions added $56.9 million or 2.5%. Excluding the impact of businesses acquired, U.S. sales were down $177.7 million or 7.9%, of which 3.7% is from our upstream oil and gas-focused operations and 4.2% is within our traditional core operations. Sales from our Canadian operations decreased $100.8 million or 28.1%, with unfavorable foreign currency translation decreasing Canadian sales by $33.6 million or 9.4%. Acquisitions added $0.2 million, or less than 1.0%. Prior to the impact of foreign currency translation and excluding businesses acquired, Canadian sales were down $67.4 million or 18.7%, of which 15.4% related to upstream oil and gas operations with the remaining 3.3% decrease from the traditional core operations. Consolidated sales from our other country operations, which include Mexico, Australia and New Zealand, decreased $10.5 million or 6.8% compared to fiscal 2015. Unfavorable foreign currency translation decreased other country sales by $26.5 million or 17.1%. Prior to the impact of currency translation, other country sales were up $16.0 million or 10.3% compared to fiscal 2015, driven by growth in operations in Mexico.
The sales product mix for fiscal 2016 was 72.9% industrial products and 27.1% fluid power products compared to 73.2% industrial and 26.8% fluid power in fiscal 2015.
Our gross profit margin remained stable at 28.1% in fiscal 2016 and 28.0% in fiscal 2015. The increase is due to the impact of LIFO layer liquidations recorded in fiscal 2016 which increased gross profit by $2.1 million.
Selling, distribution and administrative expenses (SD&A) consist of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A decreased $31.4 million or 5.4% during fiscal 2016 compared to fiscal 2015, and as a percent of sales increased to 22.0% from 21.3% in fiscal 2015. Changes in foreign currency exchange rates had the effect of decreasing SD&A by $14.9 million or 2.5% compared to fiscal 2015. Additional SD&A from businesses acquired in fiscal 2016 added $16.0 million or 2.7% of SD&A expenses including $2.1 million associated with intangibles amortization. Further, severance expense and other restructuring charges related to consolidating facilities added $5.2 million or 0.9% of SD&A for fiscal 2016. Excluding the impact of businesses acquired, restructuring expenses, and the favorable currency translation impact, SD&A declined $37.7 million or 6.5% during fiscal 2016 compared to fiscal 2015 as a result of continuous efforts to minimize such expenses. These efforts to minimize expense were led by efforts to control headcount. Excluding the effect of acquisitions, overall headcount was down by over 400 associates from June 30, 2015 to June 30, 2016. Total salaries and wages were down $17.0 million for fiscal 2016 compared to fiscal 2015 while all other expenses within SD&A were down $14.4 million.
During the third quarter of fiscal 2016, the Company performed its annual goodwill impairment test. As a result of this test, the Company determined that all of the goodwill associated with the Australia/New Zealand Service Center Based Distribution reporting unit was impaired as of January 1, 2016. This impairment was the result of the decline in the mining and extraction industries in Australia and the resulting reduced customer spending due to a decline in demand throughout Asia. Further, due to a sustained decline in oil prices and reduced customer spending in Canada, the Company determined that a portion of the goodwill associated with the Canada Service Center Based Distribution reporting unit was also impaired as of January 1, 2016. Accordingly, the Company recognized a combined non-cash impairment charge of $64.8 million for goodwill during fiscal 2016, which decreased net income by $63.8 million and earnings per share by $1.62.
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

Operating income, before the goodwill impairment charge, as a percentage of sales for the Service Center Based Distribution segment decreased to 5.2% in fiscal 2016 from 6.2% in fiscal 2015. This decrease was primarily attributable to the impact of lower sales and the $8.8 million of restructuring charges recorded to costs of sales and SD&A during fiscal 2016.
Operating income as a percentage of sales for the Fluid Power Businesses segment decreased to 9.4% in fiscal 2016 from 9.8% in fiscal 2015. This decrease was primarily attributable to a decline in sales without a commensurate decline in the business segment's SD&A expenses.
Segment operating income was impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other expense (income), net, represents certain non-operating items of income and expense. This was $1.1 million of expense in fiscal 2016 compared to $0.9 million of expense in fiscal 2015. Fiscal 2016 expense primarily consists of foreign currency transaction losses of $1.0 million offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million. Fiscal 2015 expense consisted primarily of foreign currency transaction losses of $1.3 million offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million.
The effective income tax rate was 62.6% for fiscal 2016 compared to 34.3% for fiscal 2015. The increase in the effective tax rate was due to the recording of $64.8 million of goodwill impairment during Fiscal 2016, of which $61.3 million was not tax deductible. The goodwill impairment increased the effective tax rate for fiscal 2016 by 27.1%. The remaining increase in the effective tax rate, adjusted for goodwill impairment, was due to state and local taxes and mix of income negatively impacting the rate. All undistributed earnings of our foreign subsidiaries were considered to be permanently reinvested at June 30, 2016 and 2015.
As a result of the factors addressed above, net income for fiscal 2016 decreased $85.9 million or 74.4% from the prior year. Net income per share was $0.75 per share for fiscal 2016 compared to $2.80 for fiscal 2015, a decrease of 73.2%. Fiscal 2016 results include negative impacts on earnings per share of $1.62 per share for goodwill impairment charges and $0.16 per share for restructuring charges. Net income per share was favorably impacted by lower weighted average common shares outstanding in fiscal 2016 as a result of our share repurchase program.
At June 30, 2016, we had a total of 559 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia and New Zealand, versus 565 at June 30, 2015.
The number of Company employees was 5,569 at June 30, 2016 and 5,839 at June 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2017 we had total debt obligations outstanding of $292.0 million compared to $328.3 million at June 30, 2016. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company holds significant cash and cash equivalent balances outside of the United States of America. The following table shows the Company's total cash as of June 30, 2017 by geographic location; all amounts are in thousands.

Country	Amount
United Sates	$54,713
Canada	32,041
Other Countries	18,303
Total	$105,057

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At June 30, 2017, all foreign earnings are considered permanently reinvested.
The Company’s working capital at June 30, 2017 was $572.8 million compared to $507.2 million million at June 30, 2016. The current ratio was 2.8 to 1 at June 30, 2017 and at June 30, 2016.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows; all amounts are in thousands.

	Year Ended June 30,
	2017	2016	2015
Net Cash Provided by (Used in):
Operating Activities	$164,619	$162,014	$157,007
Investing Activities	(16,894)	(75,031)	(173,621)
Financing Activities	(103,349)	(93,007)	22,220
Exchange Rate Effect	820	(3,585)	(7,325)
Increase (Decrease) in Cash and Cash Equivalents	$45,196	$(9,609)	$(1,719)
The increase in cash provided by operating activities during fiscal 2017 is primarily due to improved operating results and cash tax savings from the worthless stock deduction, offset by increases in working capital.
Net cash used in investing activities in fiscal 2017 included $17.0 million for capital expenditures and $2.8 million used for acquisitions. These were offset by $2.9 million of proceeds received from the sale of five buildings during fiscal 2017. Net cash used in investing activities in fiscal 2016 included $13.1 million for capital expenditures and $62.5 million used for acquisitions. Net cash used in investing activities in fiscal 2015 included $14.9 million for capital expenditures and $160.6 million used for acquisitions.
Net cash used in financing activities in fiscal 2017 included $3.4 million of long-term debt repayments and $33.0 million of net repayments under the revolving credit facility. Further uses of cash were $44.6 million for dividend payments, $8.2 million used to repurchase 162,500 shares of treasury stock, $11.3 million used for acquisition holdback payments, and $3.5 million used to pay taxes for shares withheld.
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
Net cash provided by financing activities in fiscal 2015 included $170.0 million from borrowings under long-term debt facilities used for the financing of acquisitions, offset by $17.0 million of net repayments under our revolving credit facility and $2.7 million of long-term debt repayments. Further uses of cash were $42.7 million for dividend payments, $76.5 million used to repurchase 1,740,100 shares of treasury stock, and $7.7 million of acquisition holdback payments.
The increase in dividends over the last three fiscal years is the result of regular increases in our dividend payout rates. We paid dividends of $1.14, $1.10, and $1.04 per share in fiscal 2017, 2016 and 2015, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2018 to be in the $18.0 million to $20.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments. Depreciation for fiscal 2018 is expected to be in the range of $15.5 million to $16.5 million.

ERP Project
In fiscal 2011 Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We first deployed our solution in our Western Canadian operating locations and our traditional U.S. Service Center Based Distribution businesses, excluding recent acquisitions. In fiscal 2014, the Company initiated the conversion to SAP of its related financial and accounting systems, including the receivables, payables, treasury, inventory, fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation process/system, were transitioned to SAP during fiscal 2015. At the beginning of fiscal 2016 the Company converted to a new consolidation process and system. During the fourth quarter of fiscal 2017, operations in Eastern Canada transitioned onto SAP, and the Company expects that its U.S. upstream oil and gas-focused operations will transition onto SAP during fiscal 2018. The Company will continue to evaluate and consider an appropriate deployment schedule for other operations not on SAP.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2017, we had authorization to purchase an additional 1,450,000 shares.
In fiscal 2017, 2016 and 2015, we repurchased 162,500, 951,100, and 1,740,100 shares of the Company’s common stock, respectively, at an average price per share of $50.72, $39.39, and $43.97, respectively.
Borrowing Arrangements
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company’s discretion. At June 30, 2017 and June 30, 2016, the Company had $120.3 million and $123.4 million, respectively, outstanding under the term loan. The Company had no outstanding balance under the revolver as of June 30, 2017 and $33.0 million outstanding under the revolver at June 30, 2016. Unused lines under this facility, net of outstanding letters of credit of $2.4 million and $2.7 million to secure certain insurance obligations, totaled $247.6 million and $214.3 million at June 30, 2017 and June 30, 2016, respectively, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 2.25% as of June 30, 2017 and 1.5% as of June 30, 2016. The weighted-average interest rate on the revolving credit facility outstanding was 1.44% as of June 30, 2016.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of June 30, 2017 and $2.7 million as of June 30, 2016, in order to secure certain insurance obligations.
In April 2014 the Company assumed $2.4 million of debt as a part of the acquisition of our headquarters facility. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency and matures in May 2024. We had $1.7 million and $1.9 million outstanding under this note at June 30, 2017 and 2016, respectively.
At June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%; the principal is due in equal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%; the principal is due in equal payments in October 2019 and 2023. As of June 30, 2017, $50.0 million in additional financing was available under this facility.
The revolving credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2017, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before interest, taxes, depreciation and amortization. At June 30, 2017, the Company's net indebtedness was less than two times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at June 30, 2017.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2017	2016
Accounts receivable, gross	$400,559	$358,891
Allowance for doubtful accounts	9,628	11,034
Accounts receivable, net	$390,931	$347,857
Allowance for doubtful accounts, % of gross receivables	2.4%	3.1%

Year Ended June 30,	2017	2016
Provision for losses on accounts receivable	$2,071	$4,303
Provision as a % of net sales	0.08%	0.17%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 51.6 at June 30, 2017 versus 49.4 at June 30, 2016. Accounts receivable increased 12.4% this year, compared to an increase of 2.9% in sales for the twelve months ended June 30, 2017. We primarily attribute the increase in DSO to the increase in accounts receivable in our U.S. Service Center Based Distribution businesses due to strong sales in the fourth quarter of fiscal 2017.
Approximately 1.7% of our accounts receivable balances are more than 90 days past due at June 30, 2017 compared to 2.7% at June 30, 2016. This improvement primarily relates to our U.S. and Canadian Service Center Based Distribution businesses. On an overall basis, our provision for losses from uncollected receivables represents 0.08% of our sales in the year ended June 30, 2017. Historically, this percentage is around 0.10% to 0.15%. The decrease in the provision as a percentage of sales from fiscal 2016 relates to lower bad debt expense than in the prior fiscal year for our operations focused on upstream oil and gas customers due to the stabilization and beginning of a sales recovery with customers in the energy markets. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the period ended June 30, 2017 was 3.7 versus 3.6 at June 30, 2016. We believe our inventory turnover ratio in fiscal 2018 will be slightly better than our fiscal 2017 levels.

CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2017 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$95,100	$29,000	$38,000	$13,500	$14,600	—
Planned funding of post-retirement obligations	18,800	3,000	6,900	1,700	7,200	—
Unrecognized income tax benefit liabilities, including interest and penalties	4,300					4,300
Long-term debt obligations	291,900	4,900	39,500	182,000	65,500	—
Interest on long-term debt obligations (1)	30,300	8,100	15,200	6,000	1,000	—
Acquisition holdback payments	3,206	672	2,384	75	75	—
Total Contractual Cash Obligations	$443,606	$45,672	$101,984	$203,275	$88,375	$4,300
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations. Rates in effect as of June 30, 2017 are used for variable rate debt.
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
SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2017 through the date the financial statements were issued.
On July 3, 2017, the Company acquired 100% of the outstanding stock of DICOFASA, located in Puebla, Mexico, for a purchase price of approximately $5.9 million. The Company funded this acquisition using available cash. As a distributor of accessories and components for hydraulic systems and lubrication, this business will be included in the Fluid Power Businesses Segment.
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
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 22.5% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $137.6 million as reflected in our consolidated balance sheet at June 30, 2017. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
LIFO layers and/or liquidations are determined consistently year-to-year. See the Inventories note to the consolidated financial statements in Item 8 under the caption "Financial Statements and Supplementary Data, for further information.

Allowances for Slow-Moving and Obsolete Inventories
We evaluate the recoverability of our slow-moving and inactive inventories at least quarterly. We estimate the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. Our ability to recover our cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers. A significant portion of the products we hold in inventory have long shelf lives, are not highly susceptible to obsolescence and are eligible for return under various supplier return programs.
As of June 30, 2017 and 2016, the Company's reserve for slow-moving or obsolete inventories was $28.8 million and $25.1 million, respectively, recorded in inventories in the consolidated balance sheets. The increase is due to greater levels of slow-moving and inactive inventory within the U.S. and Canadian Service Center Based Distribution businesses.
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
As of June 30, 2017 and 2016, our allowance for doubtful accounts was 2.4% and 3.1% of gross receivables, respectively. Our provision for losses on accounts receivable was $2.1 million, $4.3 million and $2.6 million in fiscal 2017, 2016 and 2015, respectively.
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
The fair values of the reporting units in accordance with the goodwill impairment test were determined using the Income and Market approaches. The Income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors. The Market approach utilizes an analysis of comparable publicly traded companies.
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
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2017, the Company had recognized $0.8 million of net deferred tax assets. Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets on a jurisdiction by jurisdiction basis. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.
Income taxes on undistributed earnings of non-U.S. subsidiaries are not accrued for the portion of such earnings that management considers to be permanently reinvested. At June 30, 2017, management considered all undistributed earnings of non-U.S. subsidiaries to be permanently reinvested. Undistributed earnings of non-U.S. subsidiaries totaled $92.1 million for which no provision for U.S. income tax had been made.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy (e.g., affecting tax rates, the use of the LIFO inventory accounting method, or the taxation of foreign-sourced income), and international trade; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations.
We discuss certain of these matters and other risk factors more fully throughout our Form 10-K, as well as other of our filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our market risk is impacted by changes in foreign currency exchange rates as well as changes in interest rates.
We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. As of June 30, 2017, we did not have any outstanding derivative instruments.
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 15.9% of our fiscal year 2017 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other expense (income), net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Mexican, Australian, and New Zealand currency exchange rates increased in relation to the U.S. dollar by 2.9%, 3.3%, and 2.9%, respectively, and the Canadian currency exchange rate decreased in relation to the U.S. dollar by 0.1%. In the twelve months ended June 30, 2017, we experienced net foreign currency translation gains totaling $2.2 million, which were included in other comprehensive income (loss). We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2017 would have resulted in a $1.0 million decrease in net income for the year ended June 30, 2017. A 10% weakening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2017 would have resulted in a $1.0 million increase in net income for the year ended June 30, 2017.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $250.0 million in borrowings and no amount outstanding at June 30, 2017, and a $125.0 million term loan, of which $120.3 million was outstanding at June 30, 2017. Fixed interest rate debt facilities include $170.0 million outstanding under our unsecured shelf facility agreement, as well as $1.7 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $148.2 million during fiscal 2017. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings would have resulted in a $1.5 million increase in interest expense. Changes in market interest rates would also impact interest rates on these facilities.
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
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 18, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cleveland, Ohio

August 18, 2017

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2017	2016	2015
Net Sales	$2,593,746	$2,519,428	$2,751,561
Cost of Sales	1,856,051	1,812,006	1,981,747
Gross Profit	737,695	707,422	769,814
Selling, Distribution and Administrative, including depreciation	563,105	553,827	585,195
Goodwill Impairment	—	64,794	—
Operating Income	174,590	88,801	184,619
Interest Expense	8,831	9,004	8,121
Interest Income	(290)	(241)	(252)
Other (Income) Expense, net	(917)	1,060	879
Income Before Income Taxes	166,966	78,978	175,871
Income Tax Expense	33,056	49,401	60,387
Net Income	$133,910	$29,577	$115,484
Net Income Per Share — Basic	$3.43	$0.75	$2.82
Net Income Per Share — Diluted	$3.40	$0.75	$2.80

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2017	2016	2015
Net income per the statements of consolidated income	$133,910	$29,577	$115,484

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,238	(24,441)	(58,233)
Postemployment benefits:
Actuarial gain (loss) on remeasurement	2,038	(1,998)	(776)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	506	518	286
Unrealized gain (loss) on investment securities available for sale	91	(52)	(38)
Total other comprehensive income (loss), before tax	4,873	(25,973)	(58,761)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,029	(598)	(205)
Other comprehensive income (loss), net of tax	3,844	(25,375)	(58,556)
Comprehensive income	$137,754	$4,202	$56,928

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2017	2016
Assets
Current assets
Cash and cash equivalents	$105,057	$59,861
Accounts receivable, less allowances of $9,628 and $11,034	390,931	347,857
Inventories	345,145	338,221
Other current assets	41,409	35,582
Total current assets	882,542	781,521
Property — at cost
Land	14,250	14,214
Buildings	97,529	97,521
Equipment, including computers and software	162,432	157,496
Total property — at cost	274,211	269,231
Less accumulated depreciation	166,143	161,466
Property — net	108,068	107,765
Identifiable intangibles, net	163,562	191,240
Goodwill	206,135	202,700
Deferred tax assets	8,985	12,277
Other assets	18,303	16,522
Total Assets	$1,387,595	$1,312,025
Liabilities
Current liabilities
Accounts payable	$180,614	$148,543
Current portion of long-term debt	4,814	3,247
Compensation and related benefits	58,785	57,187
Other current liabilities	65,540	65,306
Total current liabilities	309,753	274,283
Long-term debt	286,769	324,583
Post-employment benefits	16,715	21,322
Other liabilities	29,102	33,921
Total Liabilities	642,339	654,109
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 39,041 and 39,057 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	164,655	162,529
Retained earnings	1,033,751	944,821
Treasury shares — at cost (15,172 and 15,156 shares), respectively	(381,448)	(373,888)
Accumulated other comprehensive loss	(81,702)	(85,546)
Total Shareholders’ Equity	745,256	657,916
Total Liabilities and Shareholders’ Equity	$1,387,595	$1,312,025

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2017	2016	2015
Cash Flows from Operating Activities
Net income	$133,910	$29,577	$115,484
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	64,794	—
Depreciation and amortization of property	15,306	15,966	16,578
Amortization of intangibles	24,371	25,580	25,797
Amortization of stock appreciation rights and options	1,891	1,543	1,610
Deferred income taxes	(2,852)	(6,581)	(4,961)
Provision for losses on accounts receivable	2,071	4,303	2,597
Unrealized foreign exchange transaction (gains) losses	(333)	61	(727)
Other share-based compensation expense	3,629	2,524	2,851
(Gain) loss on sale of property	(1,541)	337	(1,291)
Other	103	—	45
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42,267)	26,414	13,129
Inventories	(3,624)	25,081	(15,704)
Other operating assets	(6,162)	2,964	797
Accounts payable	32,076	(28,644)	1,040
Other operating liabilities	8,041	(1,905)	(238)
Cash provided by Operating Activities	164,619	162,014	157,007
Cash Flows from Investing Activities
Property purchases	(17,045)	(13,130)	(14,933)
Proceeds from property sales	2,924	603	1,932
Net cash paid for acquisition of businesses, net of cash acquired	(2,773)	(62,504)	(160,620)
Cash used in Investing Activities	(16,894)	(75,031)	(173,621)
Cash Flows from Financing Activities
Net repayments under revolving credit facility, classified as long term	(33,000)	(19,000)	(17,000)
Borrowings under long-term debt facilities	—	125,000	170,000
Long-term debt repayments	(3,353)	(98,662)	(2,717)
Deferred financing costs	—	(719)	—
Purchases of treasury shares	(8,242)	(37,465)	(76,515)
Dividends paid	(44,619)	(43,330)	(42,663)
Excess tax benefits from share-based compensation	—	208	1,042
Acquisition holdback payments	(11,307)	(18,913)	(7,693)
Exercise of stock appreciation rights and options	656	896	235
Taxes paid for shares withheld	(3,484)	(1,022)	(2,469)
Cash (used in) provided by Financing Activities	(103,349)	(93,007)	22,220
Effect of exchange rate changes on cash	820	(3,585)	(7,325)
Increase (decrease) in cash and cash equivalents	45,196	(9,609)	(1,719)
Cash and cash equivalents at beginning of year	59,861	69,470	71,189
Cash and Cash Equivalents at End of Year	$105,057	$59,861	$69,470

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$38,772	$54,749	$69,272
Interest	$8,561	$9,497	$5,851
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2017, 2016 and 2015	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2014	41,563	$10,000	$156,999	$896,776	$(261,852)	$(1,615)	$800,308
Net income				115,484			115,484
Other comprehensive income (loss)						(58,556)	(58,556)
Cash dividends — $1.04 per share				(42,663)			(42,663)
Purchases of common stock for treasury	(1,740)				(76,515)		(76,515)
Treasury shares issued for:
Exercise of stock appreciation rights and options	34		552		415		967
Performance share awards	12		(425)		52		(373)
Restricted stock units	36		(1,312)		76		(1,236)
Deferred compensation plans	1		24		21		45
Compensation expense — stock appreciation rights and options			1,610				1,610
Other share-based compensation expense			2,851				2,851
Other	(1)		(227)	(49)	(318)		(594)
Balance at June 30, 2015	39,905	10,000	160,072	969,548	(338,121)	(60,171)	741,328
Net income				29,577			29,577
Other comprehensive income (loss)						(25,375)	(25,375)
Cash dividends — $1.10 per share				(54,266)			(54,266)
Purchases of common stock for treasury	(951)				(37,465)		(37,465)
Treasury shares issued for:
Exercise of stock appreciation rights and options	64		(391)		1,000		609
Performance share awards	8		(308)		116		(192)
Restricted stock units	15		(530)		232		(298)
Compensation expense — stock appreciation rights and options			1,543				1,543
Other share-based compensation expense			2,524				2,524
Other	16		(381)	(38)	350		(69)
Balance at June 30, 2016	39,057	10,000	162,529	944,821	(373,888)	(85,546)	657,916
Net income				133,910			133,910
Other comprehensive income (loss)						3,844	3,844
Cash dividends — $1.14 per share				(45,005)			(45,005)
Purchases of common stock for treasury	(163)				(8,242)		(8,242)
Treasury shares issued for:
Exercise of stock appreciation rights and options	111		(2,218)		105		(2,113)
Performance share awards	10		(360)		126		(234)
Restricted stock units	15		(624)		227		(397)
Compensation expense — stock appreciation rights and options			1,891				1,891
Other share-based compensation expense			3,629				3,629
Other	11		(192)	25	224		57
Balance at June 30, 2017	39,041	$10,000	$164,655	$1,033,751	$(381,448)	$(81,702)	$745,256

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1: BUSINESS AND ACCOUNTING POLICIES
Business
Applied Industrial Technologies, Inc. and subsidiaries (the “Company” or “Applied”) is a leading distributor of bearings, power transmission products, fluid power components, and other industrial supplies, serving Maintenance Repair & Operations (MRO) and Original Equipment Manufacturer (OEM) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. Although the Company does not generally manufacture the products it sells, it does assemble and repair certain products and systems.
Consolidation
The consolidated financial statements include the accounts of Applied Industrial Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Foreign Currency
The financial statements of the Company’s Canadian, Mexican, Australian and New Zealand subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss) in the statements of consolidated comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in the statements of consolidated income as a component of other (income) expense, net.
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
Marketable Securities
The primary marketable security investments of the Company include money market and mutual funds held in a rabbi trust for a non-qualified deferred compensation plan. These are included in other assets in the consolidated balance sheets, are classified as trading securities, and reported at fair value based on quoted market prices. Changes in the fair value of the investments during the period are recorded in other (income) expense, net in the statements of consolidated income.
Concentration of Credit Risk
The Company has a broad customer base representing many diverse industries across North America, Australia, New Zealand, and Singapore. As such, the Company does not believe that a significant concentration of credit risk exists in its accounts receivable. The Company’s cash and cash equivalents consist of deposits with commercial banks and regulated non-bank subsidiaries. While Applied monitors the creditworthiness of these institutions, a crisis in the financial systems could limit access to funds and/or result in the loss of principal. The terms of these deposits and investments provide that all monies are available to the Company upon demand.

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
Inventories
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2017, approximately 22.5% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
The Company evaluates the recoverability of its slow moving and inactive inventories at least quarterly. The Company estimates the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand, and relationships with suppliers. Historically, the Company’s inventories have demonstrated long shelf lives, are not highly susceptible to obsolescence, and, in certain instances, can be eligible for return under supplier return programs.
Supplier Purchasing Programs
The Company enters into agreements with certain suppliers providing inventory purchase incentives. The Company’s inventory purchase incentive arrangements are unique to each supplier and are generally annual programs ending at either the Company’s fiscal year end or the supplier’s year end; however, program length and ending dates can vary. Incentives are received in the form of cash or credits against purchases upon attainment of specified purchase volumes and are received either monthly, quarterly or annually. The incentives are generally a specified percentage of the Company’s net purchases based upon achieving specific purchasing volume levels. These percentages can increase or decrease based on changes in the volume of purchases. The Company accrues for the receipt of these inventory purchase incentives based upon cumulative purchases of inventory. The percentage level utilized is based upon the estimated total volume of purchases expected during the life of the program. Supplier programs are analyzed each quarter to determine the appropriateness of the amount of purchase incentives accrued. Upon program completion, differences between estimates and actual incentives subsequently received have not been material. Benefits under these supplier purchasing programs are recognized under the Company’s inventory accounting methods as a reduction of cost of sales when the inventories representing these purchases are recorded as cost of sales. Accrued incentives expected to be settled as a credit against future purchases are reported on the consolidated balance sheet as an offset to amounts due to the related supplier.
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
The Company recognizes acquired identifiable intangible assets such as customer relationships, trade names, vendor relationships, and non-competition agreements apart from goodwill. Customer relationship identifiable intangibles are amortized using the sum-of-the-years-digits method over estimated useful lives consistent with assumptions used in the determination of their value. Amortization of all other finite-lived identifiable intangible assets is computed using the straight-line method over the estimated period of benefit. Amortization of identifiable intangible assets is included in selling, distribution and administrative expenses in the accompanying statements of consolidated income. Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable. Identifiable intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever changes in conditions indicate an evaluation should be completed. The Company does not currently have any indefinite-lived identifiable intangible assets.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expenses in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expenses were approximately $20,060, $21,480 and $24,430 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
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

The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from share-based compensation awards vesting and exercises be recognized in the income statement. Previously, these amounts were recognized in additional paid-in capital. Net excess tax benefits of $2,403 for the year ended June 30, 2017, were recognized as a reduction of income tax expense. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, resulting in an insignificant increase in diluted weighted average shares outstanding for year ended June 30, 2017, which did not have a material impact on earnings per share.

The Company has elected to continue to estimate the number of share-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

The standard requires that excess tax benefits from share-based compensation awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We have elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and net cash used in financing activities of $2,403 for the year ended June 30, 2017.

ASU 2016-09 requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. As such, the consolidated statements of cash flows for the prior periods were revised. This change resulted in an increase in net cash provided by operating activities and in net cash used in financing activities of $1,022 and $2,469 for the years ended June 30, 2016 and 2015, respectively.

Debt Issue Costs
In April 2015, the FASB issued its final standard on simplifying the presentation of debt issue costs. This standard, issued as ASU 2015-03, requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, rather than as an asset. This update is effective for annual financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years. As required, the Company adopted ASU 2015-03 in the first quarter of fiscal 2017 and has applied the new standard retrospectively. The retrospective adoption of ASU 2015-03 resulted in the reclassification as of June 30, 2016 of unamortized debt issue costs of $105 from other current assets to a reduction of current portion of long-term debt and $399 from other assets to a reduction of long-term debt on the Company's consolidated balance sheets.

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
The standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." In August 2015, the FASB issued ASU 2015-14 to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the update is effective for financial statement periods beginning after December 15, 2017 and may be adopted either retrospectively or on a modified retrospective basis. Early adoption is permitted, but not before financial statement periods beginning after December 15, 2016. In March 2016 the FASB issued ASU 2016-08 and ASU 2016-10, and in May 2016 the FASB issued ASU 2016-12, which clarify the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model. The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes, and financial statement disclosures. We are completing an analysis of revenue streams at each of the business units and are evaluating the impact the new standard may have on revenue recognition. The Company primarily sells purchased products and recognizes revenue at point of sale or delivery and this is not expected to change under the new standard. Preliminarily, the Company plans to use the modified retrospective method of adoption, and based on initial reviews, the standard is not expected to have a material impact on the Company's consolidated financial statements. We do anticipate expanded disclosures on revenue in order to comply with the new ASU. The Company will continue to evaluate the impacts of the adoption of the standard and the preliminary assessments are subject to change.
In July 2015, the FASB issued its final standard on simplifying the measurement of inventory. This standard, issued as ASU 2015-11, specifies that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new standard does not apply to inventory that is measured using LIFO; therefore, it is not applicable to the Company's U.S. inventory values, but does apply to the Company's foreign inventories which are valued using the average cost method. The update is effective for financial statement periods beginning after December 15, 2016, with earlier application permitted. The Company will adopt this standard when it becomes effective in the first quarter of fiscal 2018, and it is not expected to have a material impact on the Company's financial statements and related disclosures.
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
In March 2017, the FASB issued its final standard on improving the presentation of net periodic pension and postretirement benefit costs. This standard, issued as ASU 2017-07, requires that an employer report the service cost component for defined benefit plans and postretirement plans in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update is effective for annual financial statement periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company has decided to early adopt this standard as of the beginning of fiscal 2018, and will apply the guidance retrospectively to all periods presented. The impact of the adoption of this guidance will result in the reclassification of the other components of net benefit cost from selling, distribution, and administrative expense to other (income) expense, net in the statements of consolidated income, resulting in an increase to operating income. There is no impact to income before income taxes or net income, so therefore no impact to net income per share. The amounts reclassified would result in an increase in operating income of $796, $981 and $782 for the years ended June 30, 2017, June 30, 2016 and June 30, 2015, respectively.
In May 2017, the FASB issued its final standard on scope of modification accounting. This standard, issued as 2017-09, provides guidance about which change to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This update is effective for annual and interim financial statement periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

NOTE 2: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2017 Acquisition
On March 3, 2017, the Company acquired substantially all of the net assets of Sentinel Fluid Controls ("Sentinel"), a distributor of hydraulic and lubrication components, systems and solutions operating from four locations - Toledo, OH, New Berlin, WI, Valparaiso, IN, and Indianapolis, IN. Sentinel is included in the Fluid Power Businesses segment. The purchase price for the acquisition was $3,755, net tangible assets acquired were $3,130, and goodwill was $625 based upon estimated fair values at the acquisition date. The purchase price includes $982 of acquisition holdback payments, of which $175 was paid during the year ended June 30, 2017. The remaining balance of $807 is included in other current liabilities and other liabilities on the consolidated balance sheets, which will be paid plus interest at various times in the future. The Company funded the amount paid for the acquisition at closing using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2016 Acquisitions
On June 14, 2016, the Company acquired 100% of the outstanding stock of Seals Unlimited ("Seals"), a distributor of sealing, fastener, and hose products located in Burlington, Ontario. On January 4, 2016, the Company acquired substantially all of the net assets of HUB Industrial Supply ("HUB"), a distributor of consumable industrial products operating from three locations - Lake City, FL, Indianapolis, IN, and Las Vegas, NV. On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc. ("Atlantic Fasteners"), a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. Seals, HUB, and Atlantic Fasteners are all included in the Service Center Based Distribution segment. On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM"). SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and is included in the Fluid Power Businesses segment. The total combined consideration for these acquisitions was approximately $65,900, net tangible assets acquired were $22,700, and intangibles including goodwill were $43,200 based upon estimated fair values at the acquisition dates. The total combined consideration includes $3,300 of acquisition holdback payments, of which $1,250 was paid during the year ended June 30, 2017. The remaining balance of $2,050 is included in other liabilities on the consolidated balance sheets, which will be paid plus interest in October 2018. The Company funded the amounts paid for the acquisitions at closing using available cash and borrowings under the revolving credit facility at variable interest rates. The acquisition prices and the results of operations for the acquired entities are not material in relation to the Company's consolidated financial statements.
Knox Acquisition
On July 1, 2014, the Company acquired 100% of the outstanding stock of Knox Oil Field Supply Inc. (“Knox”), headquartered in San Angelo, Texas, for total consideration of $132,000, including cash paid of $118,000 at closing. The primary reason for the acquisition of Knox was to complement and expand the Company’s capabilities to serve the upstream oil and gas industry in the United States. As a distributor of oilfield supplies and related services, this business is included in the Service Center Based Distribution Segment. The Company funded the acquisition by drawing $120,000 from the previously uncommitted shelf facility with Prudential Investment Management at a fixed interest rate of 3.19% with an average seven year life. The remaining $14,000 purchase price was to be paid as acquisition holdback payments in three payments with interest at a fixed rate of 1.50% per annum; $7,100 was paid during fiscal 2016, and $7,200 was paid during fiscal 2017, extinguishing the liability.

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
Other Fiscal 2015 Acquisitions
Other acquisitions during fiscal 2015 included the acquisition of substantially all of the net assets of Rodamientos y Derivados del Norte S.A. de C.V., a Mexican distributor of bearings and power transmission products and related products, and Great Southern Bearings / Northam Bearings, a Western Australia distributor of bearings and power transmission products on July 1, 2014 as well as Ira Pump and Supply Inc., a Texas distributor of oilfield pumps and supplies on November 3, 2014. These companies are included in the Service Center Based Distribution Segment. The total combined consideration for these acquisitions was approximately $54,900. Net tangible assets acquired were $21,000 and intangibles including goodwill were $33,900, based upon estimated fair values at the acquisition date. The Company funded these acquisitions from borrowings under our existing debt facilities. Acquisition holdback payments totaled $6,900 for these acquisitions, of which $340 remains to be paid in July 2017 and is included in other current liabilities on the consolidated balance sheets. The results of operations for the Mexican, Australian, and Ira Pump acquisitions are not material for any period presented.
Holdback Liabilities for Acquisitions
Acquisition holdback payments of approximately $672, $2,384, $75 and $75 will be made in fiscal 2018, 2019, 2020 and 2024, respectively. The related liabilities for these payments are recorded in the consolidated balance sheets in other current liabilities for the amounts due in fiscal year 2018 and other liabilities for the amounts due in fiscal years 2019 through 2024.

NOTE 3: INVENTORIES
Inventories consist of the following:

June 30,	2017	2016
U.S. inventories at average cost	$373,984	$380,000
Foreign inventories at average cost	108,734	105,465
	482,718	485,465
Less: Excess of average cost over LIFO cost for U.S. inventories	137,573	147,244
Inventories on consolidated balance sheets	$345,145	$338,221
In fiscal 2017, reductions in U.S. inventories, primarily in the bearings pool which included the scrapping of approximately $6,000 of product, resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The overall impact of LIFO layer liquidations increased gross profit by $9,414 and $2,100 in fiscal 2017 and fiscal 2016, respectively. There were no LIFO layer liquidations in fiscal 2015.
NOTE 4: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution Segment and the Fluid Power Businesses segment for the years ended June 30, 2017 and 2016 are as follows:

	Service Center Based Distribution	Fluid Power Businesses	Total
Balance at July 1, 2015	$253,477	$929	$254,406
Goodwill acquired during the year	18,683	3,285	21,968
Impairment	(64,794)	—	(64,794)
Other, primarily currency translation	(8,880)	—	(8,880)
Balance at June 30, 2016	198,486	4,214	202,700
Goodwill added during the year	3,220	625	3,845
Other, primarily currency translation	34	(444)	(410)
Balance at June 30, 2017	$201,740	$4,395	$206,135
During the first quarter of fiscal 2017, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the HUB acquisition. The fair values of the customer relationships and trade names intangible assets were decreased by $2,636 and $584, respectively, with a corresponding total increase to goodwill of $3,220. The changes to the preliminary estimated fair values resulted in a decrease to amortization expense of $156 during fiscal 2017, which is recorded in selling, distribution and administrative expense on the statements of consolidated income.
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
The Company has six (6) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2017.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 20% as of January 1, 2017. The fair values of the reporting units in accordance with the goodwill impairment test were determined using the Income and Market approaches.  The Income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors. The Market approach utilizes an analysis of comparable publicly traded companies.
The Company had seven (7) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2016.  The Company concluded that five (5) of the reporting units’ fair value substantially exceeded their carrying amounts. The carrying value for two (2) reporting units (Canada service center and Australia/New

Zealand service center) exceeded the fair value, indicating there may be goodwill impairment.  The fair values of the reporting units in accordance with step one of the goodwill impairment test were determined using the Income and Market approaches.
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
The techniques used in the Company's impairment tests have incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the measurement dates. Assumptions in estimating future cash flows are subject to a degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the measurement date.  The Company evaluates the appropriateness of its assumptions and overall forecasts by comparing projected results of upcoming years with actual results of preceding years.  Key Level 3 based assumptions relate to pricing trends, inventory costs, customer demand, and revenue growth.  A number of benchmarks from independent industry and other economic publications were also used.  Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where additional impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values.
At June 30, 2017 and 2016, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power Businesses segment.

The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2017	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$235,009	$102,414	$132,595
Trade names	43,873	19,295	24,578
Vendor relationships	14,152	9,141	5,011
Non-competition agreements	3,788	2,410	1,378
Total Intangibles	$296,822	$133,260	$163,562

June 30, 2016	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$239,132	$84,566	$154,566
Trade names	44,430	16,099	28,331
Vendor relationships	14,042	8,003	6,039
Non-competition agreements	4,700	2,396	2,304
Total Intangibles	$302,304	$111,064	$191,240
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
Amortization of identifiable intangibles totaled $24,371, $25,580 and $25,797 in fiscal 2017, 2016 and 2015, respectively, and is included in selling, distribution and administrative expenses in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2017 is estimated to be $22,500 for 2018, $20,700 for 2019, $18,900 for 2020, $17,400 for 2021 and $15,100 for 2022.
NOTE 5: DEBT
Revolving Credit Facility & Term Loan
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company’s discretion. At June 30, 2017 and June 30, 2016, the Company had $120,313 and $123,438, respectively, outstanding under the term loan. The Company had no outstanding balance under the revolver as of June 30, 2017 and $33,000 outstanding as of June 30, 2016. Unused lines under this facility, net of outstanding letters of credit of $2,441 and $2,707 to secure certain insurance obligations, totaled $247,559 and $214,293 at June 30, 2017 and June 30, 2016, respectively, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 2.25% as of June 30, 2017 and 1.5% as of June 30, 2016. The weighted-average interest rate on the revolving credit facility outstanding was 1.44% as of June 30, 2016.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of June 30, 2017 and June 30, 2016, respectively, in order to secure certain insurance obligations.

Other Long-Term Borrowings
At June 30, 2017 and June 30, 2016, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of June 30, 2017, $50,000 in additional financing was available under this facility.
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At June 30, 2017 and 2016, $1,669 and $1,896 was outstanding, respectively.
Unamortized debt issue costs of $105 are included as a reduction of current portion of long-term debt on the consolidated balance sheets as of June 30, 2017 and June 30, 2016. Unamortized debt issue costs of $294 and $399 are included as a reduction of long-term debt on the consolidated balance sheets as of June 30, 2017 and June 30, 2016, respectively.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2018	$4,919
2019	6,484
2020	33,051
2021	141,802
2022	40,245
Thereafter	65,481
Covenants
The revolving credit facility, the term loan agreement, and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2017, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before, interest, taxes, depreciation and amortization. The Company was in compliance with all financial covenants at June 30, 2017.
NOTE 6: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2017 and June 30, 2016 totaled $10,481 and $9,097, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2017, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

NOTE 7: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2017	2016	2015
U.S.	$154,472	$139,960	$152,618
Foreign	12,494	(60,982)	23,253
Income before income taxes	$166,966	$78,978	$175,871
Provision
The provision (benefit) for income taxes consists of:

Year Ended June 30,	2017	2016	2015
Current:
Federal	$26,456	$45,226	$52,861
State and local	4,692	6,349	6,884
Foreign	4,760	4,407	5,603
Total current	35,908	55,982	65,348
Deferred:
Federal	852	397	(3,799)
State and local	535	(30)	(153)
Foreign	(4,239)	(6,948)	(1,009)
Total deferred	(2,852)	(6,581)	(4,961)
Total	$33,056	$49,401	$60,387
During the fourth quarter of fiscal 2017, the Company recorded a net tax benefit of $22,246 pertaining to a worthless stock deduction. The tax benefit of this deduction was based on the write-off of the Company's investment in one of its Canadian subsidiaries for US tax purposes reduced by $1,019 of tax provided for a valuation allowance applicable to the related state deferred income tax asset.
The exercise of non-qualified stock appreciation rights and options during fiscal 2017, 2016 and 2015 resulted in $1,921, $212 and $352, respectively, of income tax benefits to the Company derived from the difference between the market and option price of the shares at the date of exercise and the fair value of the options on the grant date. Vesting of stock awards and other stock compensation in fiscal 2017, 2016 and 2015 resulted in $482, $(4) and $690, respectively, of incremental income tax benefits (expense) over the amounts previously reported for financial reporting purposes. Due to the adoption of ASU 2016-09, the tax benefits for fiscal 2017 were recorded in income tax expense in the statements of consolidated income, while the fiscal 2016 and 2015 tax (expense) benefits were recorded in additional paid-in capital.
Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2017	2016	2015
Statutory income tax rate	35.0%	35.0%	35.0%
Effects of:
State and local taxes	2.8	5.2	2.5
Worthless stock deduction	(13.9)	—	—
Stock compensation	(1.4)	—	—
Goodwill impairment	—	27.1	—
Foreign income taxes	(2.3)	(3.0)	(2.5)
Deductible dividend	(0.4)	(0.9)	(0.5)
Valuation allowance	0.3	0.5	0.5
Other, net	(0.3)	(1.3)	(0.7)
Effective income tax rate	19.8%	62.6%	34.3%

Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2017	2016
Deferred tax assets:
Compensation liabilities not currently deductible	$26,873	$25,992
Other expenses and reserves not currently deductible	11,601	11,650
Goodwill and intangibles	5,661	6,366
Foreign tax credit (expiring in years 2025-2026)	709	849
Net operating loss carryforwards (expiring in years 2018-2037)	5,729	4,960
Other	119	83
Total deferred tax assets	50,692	49,900
Less: Valuation allowance	(1,831)	(1,347)
Deferred tax assets, net of valuation allowance	48,861	48,553
Deferred tax liabilities:
Inventories	(7,447)	(4,785)
Goodwill and intangibles	(30,482)	(33,353)
Depreciation and differences in property bases	(10,122)	(9,892)
Total deferred tax liabilities	(48,051)	(48,030)
Net deferred tax assets	$810	$523
Net deferred tax assets are classified as follows:
Deferred tax assets	$8,985	$12,277
Other liabilities	(8,175)	(11,754)
Net deferred tax assets	$810	$523
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
U.S. federal income taxes are provided on the portion of non-U.S. subsidiaries' income that is not considered to be permanently reinvested outside the U.S. and may be remitted to the U.S. At June 30, 2017, all undistributed earnings of non-U.S. subsidiaries are considered to be permanently reinvested and totaled approximately $92,106, for which no U.S. tax has been provided. Determination of the net amount of the unrecognized tax liability with respect to the distribution of these earnings is not practicable; however, foreign tax credits would be available to partially reduce U.S. income taxes in the event of a distribution.
In fiscal 2015, $17,793 of cash was distributed by one of the Company's non-US subsidiaries as a non-taxable return of capital.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2017, 2016 and 2015:

Year Ended June 30,	2017	2016	2015
Unrecognized Income Tax Benefits at beginning of the year	$2,915	$2,604	$2,364
Current year tax positions	574	539	472
Prior year tax positions	259	—	—
Expirations of statutes of limitations	(189)	(132)	(160)
Settlements	(26)	(96)	(72)
Unrecognized Income Tax Benefits at end of year	$3,533	$2,915	$2,604
Included in the balance of unrecognized income tax benefits at June 30, 2017, 2016 and 2015 are $3,323, $2,691 and $2,377, respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.

During 2017, 2016 and 2015, the Company recognized $163 and $127 and $49 of expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $787 and $625 as of June 30, 2017 and 2016, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.
The Company is subject to U.S. federal income tax examinations for the tax years 2014 through 2017 and to state and local income tax examinations for the tax years 2011 through 2017. In addition, the Company is subject to foreign income tax examinations for the tax years 2010 through 2017.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year.
NOTE 8: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2017, 596 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) for the years ended June 30, 2017, 2016 and 2015, are comprised of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total accumulated other comprehensive (loss) income
Balance at July 1, 2014	$989	$21	$(2,625)	$(1,615)
Other comprehensive loss	(58,233)	(25)	(472)	(58,730)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	174	174
Net current-period other comprehensive loss	(58,233)	(25)	(298)	(58,556)
Balance at June 30, 2015	(57,244)	(4)	(2,923)	(60,171)
Other comprehensive loss	(24,441)	(34)	(1,215)	(25,690)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	315	315
Net current-period other comprehensive loss	(24,441)	(34)	(900)	(25,375)
Balance at June 30, 2016	(81,685)	(38)	(3,823)	(85,546)
Other comprehensive income	2,238	59	1,239	3,536
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	308	308
Net current-period other comprehensive income	2,238	59	1,547	3,844
Balance at June 30, 2017	$(79,447)	$21	$(2,276)	$(81,702)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

Year Ended June 30,	2017			2016			2015
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$2,238	$—	$2,238	$(24,441)	$—	$(24,441)	$(58,233)	$—	$(58,233)
Postemployment benefits:
Actuarial gain (loss) on remeasurement	2,038	799	1,239	(1,998)	(783)	(1,215)	(776)	(304)	(472)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	506	198	308	518	203	315	286	112	174
Unrealized gain (loss) on investment securities available for sale	91	32	59	(52)	(18)	(34)	(38)	(13)	(25)
Other comprehensive income (loss)	$4,873	$1,029	$3,844	$(25,973)	$(598)	$(25,375)	$(58,761)	$(205)	$(58,556)
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
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2017	2016	2015
Net Income	$133,910	$29,577	$115,484
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	39,013	39,254	40,892
Dilutive effect of potential common shares	391	212	295
Weighted-average common shares outstanding for dilutive computation	39,404	39,466	41,187
Net Income Per Share — Basic	$3.43	$0.75	$2.82
Net Income Per Share — Diluted	$3.40	$0.75	$2.80
Stock appreciation rights and options relating to 141, 775 and 435 shares of common stock were outstanding at June 30, 2017, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.
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

Year Ended June 30,	2017	2016	2015
SARs and options	$1,891	$1,543	$1,610
Performance shares	1,331	446	836
Restricted stock and RSUs	2,298	2,078	2,015
Total compensation costs under award programs	$5,520	$4,067	$4,461
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $4,848, $1,595 and $1,749 for fiscal years 2017, 2016 and 2015, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2017 are summarized in the table below:

June 30,	2017	Average Expected Period of Expected Recognition (Years)
SARs and options	$2,893	2.6
Performance shares	3,910	1.7
Restricted stock and RSUs	2,149	1.9
Total unrecognized compensation costs under award programs	$8,952	2.0
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.0 years. The aggregate number of shares of common stock which may be awarded under the 2015 Plan is 2,500; shares available for future grants at June 30, 2017 were 2,021.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs and stock option grants issued in fiscal 2017, 2016 and 2015 are:

	2017	2016	2015
Expected life, in years	4.8	4.4	4.7
Risk free interest rate	1.2%	1.3%	1.4%
Dividend yield	2.5%	2.5%	2.5%
Volatility	24.1%	26.0%	29.0%
Per share fair value of SARs and stock options granted during the year	$7.97	$6.79	$9.53
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

A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2017
(Shares in thousands)
Outstanding, beginning of year	1,236	$37.69
Granted	335	48.97
Exercised	(343)	32.30
Forfeited	(10)	42.69
Outstanding, end of year	1,218	$42.26
Exercisable at end of year	585	$38.44
Expected to vest at end of year	1,187	$42.14
The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2017 were 7.0, 5.3, and 6.9 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2017 were $20,456 $12,051, and $20,075, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2017, 2016, and 2015 was $8,396, $2,422, and $1,601, respectively.
The total fair value of shares vested during fiscal 2017, 2016, and 2015 was $1,788, $1,291, and $2,187, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of nonvested performance shares activity at June 30, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2017
(Shares in thousands)
Nonvested, beginning of year	37	$46.01
Awarded	29	44.56
Vested	(14)	50.39
Nonvested, end of year	52	$43.99
The Committee set three one-year goals for each of the 2017, 2016 and 2015 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. Based upon the outstanding grants as of June 30, 2017, the maximum number of shares which could be earned in future periods was 91.

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
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2017 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2017
(Share amounts in thousands)
Nonvested, beginning of year	118	$43.56
Granted	47	52.91
Forfeitures	(4)	44.27
Vested	(45)	44.69
Nonvested, end of year	116	$46.91
NOTE 10: BENEFIT PLANS
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $6,677, $2,535 and $3,156 during fiscal 2017, 2016 and 2015, respectively.
Deferred Compensation Plans
The Company has deferred compensation plans that enable certain employees of the Company to defer receipt of a portion of their compensation. Non-employee directors were able to defer receipt of director fees until January 1, 2015. The Company funded these deferred compensation liabilities by making contributions to rabbi trusts. Assets held in these rabbi trusts consist of investments in money market and mutual funds and Company common stock.
Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan and Key Executive Restoration Plan, are unfunded:
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
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $289, $268, and $300 of expense associated with this plan in fiscal 2017, 2016, and 2015, respectively.
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
The following table sets forth the changes in benefit obligations and plan assets during the year and the funded status for the post-employment plans at June 30:

	Pension Benefits		Retiree Health Care Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of the year	$26,605	$29,994	$2,235	$2,144
Service cost	126	91	29	22
Interest cost	687	879	63	75
Plan participants’ contributions	—	—	69	60
Benefits paid	(1,562)	(5,555)	(237)	(229)
Amendments	—	—	(245)	—
Actuarial (gain) loss during year	(1,445)	1,196	(230)	163
Benefit obligation at end of year	$24,411	$26,605	$1,684	$2,235
Change in plan assets:
Fair value of plan assets at beginning of year	$6,737	$7,185	$—	$—
Actual gain (loss) on plan assets	578	(149)	—	—
Employer contributions	776	5,256	168	169
Plan participants’ contributions	—	—	69	60
Benefits paid	(1,561)	(5,555)	(237)	(229)
Fair value of plan assets at end of year	$6,530	$6,737	$—	$—
Funded status at end of year	$(17,881)	$(19,868)	$(1,684)	$(2,235)
The amounts recognized in the consolidated balance sheets and in accumulated other comprehensive loss for the post-employment plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2017	2016	2017	2016
Amounts recognized in the consolidated balance sheets:
Other current liabilities	$2,814	$741	$220	$220
Post-employment benefits	15,067	19,127	1,464	2,015
Net amount recognized	$17,881	$19,868	$1,684	$2,235
Amounts recognized in accumulated other comprehensive loss:
Net actuarial (loss) gain	$(5,798)	$(8,234)	$1,167	$1,119
Prior service cost	(35)	(121)	922	948
Total amounts recognized in accumulated other comprehensive loss	$(5,833)	$(8,355)	$2,089	$2,067
The following table provides information for pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Pension Benefits
June 30,	2017	2016
Projected benefit obligations	$24,411	$26,605
Accumulated benefit obligations	24,411	26,605
Fair value of plan assets	6,530	6,737

The net periodic costs (benefits) are as follows:

	Pension Benefits			Retiree Health Care Benefits
Year Ended June 30,	2017	2016	2015	2017	2016	2015
Service cost	$126	$91	$97	$29	$22	$53
Interest cost	687	879	896	63	75	95
Expected return on plan assets	(460)	(491)	(495)	—	—	—
Recognized net actuarial loss (gain)	872	913	559	(181)	(210)	(87)
Amortization of prior service cost	86	86	86	(271)	(271)	(272)
Net periodic cost (benefits)	$1,311	$1,478	$1,143	$(360)	$(384)	$(211)
The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $424 and $27, respectively. The estimated net actuarial gain and income from prior service cost for the retiree health care benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $155 and $369, respectively.
Assumptions
A discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Citigroup Pension Discount Yield Curve and the BPS&M Discount Curve. During fiscal 2015, the Society of Actuaries released a series of updated mortality tables resulting from recent studies measuring mortality rates for various groups of individuals. As of June 30, 2015, the Company adopted these mortality tables, which reflect improved trends in longevity and have the effect of increasing the estimate of benefits to be received by plan participants.
The weighted-average actuarial assumptions used to determine benefit obligations and net periodic benefit cost for the plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2017	2016	2017	2016
Assumptions used to determine benefit obligations at year end:
Discount rate	2.8%	2.3%	3.3%	3.3%
Assumptions used to determine net periodic benefit cost:
Discount rate	2.3%	3.0%	2.9%	4.0%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
The assumed health care cost trend rates used in measuring the accumulated benefit obligation for retiree health care benefits were 7.0% as of June 30, 2017 and 2016, respectively, decreasing to 5.0% by 2027.
A one-percentage point change in the assumed health care cost trend rates would have had the following effects as of June 30, 2017 and for the year then ended:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components of periodic expense	$15	$(12)
Effect on post-retirement benefit obligation	159	(135)

Plan Assets
The fair value of each major class of plan assets for the Company’s Qualified Defined Benefit Retirement Plan is valued using either quoted market prices in active markets for identical instruments; Level 1 in the fair value hierarchy, or other inputs that are observable, either directly or indirectly; Level 2 in the fair value hierarchy. Following are the fair values and target allocation as of June 30:

	Target Allocation	Fair Value
		2017	2016
Asset Class:
Equity* securities (Level 1)	40 – 70%	$3,880	$3,843
Debt securities (Level 2)	20 – 50%	2,538	2,759
Other (Level 1)	0 – 20%	112	135
Total	100%	$6,530	$6,737
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
Cash Flows
Employer Contributions
The Company expects to contribute $2,820 to its pension benefit plans and $190 to its retiree health care benefit plans in fiscal 2017. Contributions do not equal estimated future benefit payments as certain payments are made from plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as applicable, are expected to be paid in each of the next five years and in the aggregate for the subsequent five years:

During Fiscal Years	Pension Benefits	Retiree Health Care Benefits
2018	$3,200	$190
2019	3,700	150
2020	3,800	130
2021	1,300	120
2022	1,300	110
2023 through 2027	4,400	480

NOTE 11: LEASES
The Company leases many service center and distribution center facilities, vehicles and equipment under non-cancelable lease agreements accounted for as operating leases. The minimum annual rental commitments under non-cancelable operating leases as of June 30, 2017 are as follows:

During Fiscal Years
2018	$29,000
2019	22,700
2020	15,300
2021	8,200
2022	5,300
Thereafter	14,600
Total minimum lease payments	$95,100
Rental expense incurred for operating leases, principally from leases for real property, vehicles and computer equipment was $35,900 in 2017, $37,300 in 2016 and $39,300 in 2015, and was classified within selling, distribution and administrative expenses on the statements of consolidated income.
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,400, $3,800, $3,100 and in fiscal 2017, 2016 and 2015, respectively.
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
The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $23,704, $21,485, and $24,087, in fiscal 2017, 2016, and 2015, respectively, have been eliminated in the following table.

Segment Financial Information

	Service Center Based Distribution	Fluid Power Businesses	Total
Year Ended June 30, 2017
Net sales	$2,119,904	$473,842	$2,593,746
Operating income for reportable segments	111,357	51,006	162,363
Assets used in the business	1,153,411	234,184	1,387,595
Depreciation and amortization of property	14,010	1,296	15,306
Capital expenditures	14,497	2,548	17,045
Year Ended June 30, 2016
Net sales	$2,087,041	$432,387	$2,519,428
Operating income for reportable segments	109,491	40,794	150,285
Assets used in the business	1,123,597	188,428	1,312,025
Depreciation and amortization of property	14,595	1,371	15,966
Capital expenditures	12,227	903	13,130
Year Ended June 30, 2015
Net sales	$2,254,768	$496,793	$2,751,561
Operating income for reportable segments	140,421	48,535	188,956
Assets used in the business	1,228,131	204,425	1,432,556
Depreciation and amortization of property	15,196	1,382	16,578
Capital expenditures	13,531	1,402	14,933
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
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2017	2016	2015
Operating income for reportable segments	$162,363	$150,285	$188,956
Adjustments for:
Intangible amortization — Service Center Based Distribution	18,669	19,595	19,561
Intangible amortization — Fluid Power Businesses	5,702	5,985	6,236
Goodwill Impairment — Service Center Based Distribution	—	64,794	—
Corporate and other income, net	(36,598)	(28,890)	(21,460)
Total operating income	174,590	88,801	184,619
Interest expense, net	8,541	8,763	7,869
Other (income) expense, net	(917)	1,060	879
Income before income taxes	$166,966	$78,978	$175,871
Fluctuations in corporate and other (income) expense, net, are due to changes in corporate expenses, as well as in the amounts and levels of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.
Product Category
Net sales by product category are as follows:

Year Ended June 30,	2017	2016	2015
Industrial	$1,855,437	$1,836,484	$2,013,447
Fluid power	738,309	682,944	738,114
Net sales	$2,593,746	$2,519,428	$2,751,561

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
Geographic Information
Net sales are presented in geographic areas based on the location of the facility shipping the product. Long-lived assets are based on physical locations and are comprised of the net book value of property and intangible assets. Information by geographic area is as follows:

Year Ended June 30,	2017	2016	2015
Net Sales:
United States	$2,182,552	$2,117,485	$2,238,263
Canada	251,999	257,797	358,580
Other Countries	159,195	144,146	154,718
Total	$2,593,746	$2,519,428	$2,751,561

June 30,	2017	2016	2015
Long-Lived Assets:
United States	$207,126	$225,538	$217,597
Canada	57,947	66,304	76,565
Other Countries	6,558	7,163	9,113
Total	$271,631	$299,005	$303,275
Other countries consist of Mexico, Australia, New Zealand, and Singapore.
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
NOTE 14: OTHER (INCOME) EXPENSE, NET
Other (income) expense, net, consists of the following:

Year Ended June 30,	2017	2016	2015
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,188)	$(87)	$(442)
Foreign currency transaction losses	209	1,039	1,251
Other, net	62	108	70
Total other (income) expense, net	$(917)	$1,060	$879
NOTE 15: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2017 through the date the financial statements were issued.

On July 3, 2017, the Company acquired 100% of the outstanding stock of DICOFASA, located in Puebla, Mexico, for a purchase price of approximately $5,898. The Company funded this acquisition using available cash. As a distributor of accessories and components for hydraulic systems and lubrication, this business will be included in the Fluid Power Businesses Segment.

QUARTERLY OPERATING RESULTS
(In thousands, except per share amounts)
(UNAUDITED)

					Per Common Share
	Net Sales	Gross Profit	Operating Income	Net Income	Net Income	Cash Dividend
2017
First Quarter	$624,848	$178,330	$43,218	$27,371	$0.70	$0.28
Second Quarter	608,123	172,456	37,656	24,085	0.61	0.28
Third Quarter	679,304	190,802	45,467	29,494	0.75	0.29
Fourth Quarter	681,471	196,107	48,249	52,960	1.34	0.29
	$2,593,746	$737,695	$174,590	$133,910	$3.40	$1.14
2016
First Quarter	$641,904	$181,012	$41,026	$24,291	$0.61	$0.27
Second Quarter	610,346	173,167	38,362	23,947	0.61	0.27
Third Quarter	633,172	174,793	(33,032)	(44,728)	(1.14)	0.28
Fourth Quarter	634,006	178,450	42,445	26,067	0.66	0.28
	$2,519,428	$707,422	$88,801	$29,577	$0.75	$1.10
2015
First Quarter	$702,325	$194,932	$46,165	$29,122	$0.70	$0.25
Second Quarter	691,702	195,713	46,807	29,707	0.72	0.25
Third Quarter	679,994	187,363	43,772	28,610	0.70	0.27
Fourth Quarter	677,540	191,806	47,875	28,045	0.70	0.27
	$2,751,561	$769,814	$184,619	$115,484	$2.80	$1.04
On August 11, 2017, there were 4,617 shareholders of record including 3,173 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company’s common stock is listed on the New York Stock Exchange. The closing price on August 11, 2017 was $55.45 per share.
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
Fiscal 2017
During the fourth quarter of fiscal 2017, the Company recorded a non-routine tax benefit pertaining to a worthless stock tax deduction of $22.2 million, or $0.56 per share.  This deduction is based on the write-off of its investment in one of its Canadian subsidiaries for U.S. tax purposes.
In fiscal 2017 reductions in U.S. inventories in the bearings pool resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.  A portion of these reductions resulted from the scrapping of $6.0 million of bearings inventory which resulted in a similar amount of scrap expense being recognized in the fourth quarter of fiscal 2017.   The overall impact of the fiscal 2017 LIFO layer liquidations increased gross profit by $9.4 million in the fourth quarter of fiscal 2017.  The net benefit of the bearings products LIFO layer liquidation benefit, less the bearing product scrap expense was $3.4 million.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2017.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ Mark O. Eisele
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 18, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.
Cleveland, Ohio

We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017,based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2017 of the Company and our report dated August 18, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 18, 2017

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2017, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2017, under the captions “Executive Compensation” and “Compensation Committee Report.”

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
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,187,452	$42.14	*
Equity compensation plans not approved by security holders	—	—	—
Total	1,187,452	$42.14	*

*
The 2015 Long-Term Performance Plan was adopted to replace the 2011 Long-Term Performance Plan, the 2011 Long-Term Performance Plan was adopted to replace the 2007 Long-Term Performance Plan, and the 2007 Long-Term Performance Plan replaced the 1997 Long-Term Performance Plan. Stock options and stock appreciation rights remain outstanding under each of the 1997, 2007 and 2011 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2015 Long-Term Performance Plan at June 30, 2017 was 2,021,407.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2017, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2017, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2017, under the caption “Item 3 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2017, 2016, and 2015

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2017, 2016, and 2015

•	Consolidated Balance Sheets at June 30, 2017 and 2016

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2017, 2016, and 2015

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2017, 2016, and 2015

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2017, 2016, and 2015

•	Supplementary Data:

• Quarterly Operating Results
(a)2. Financial Statement Schedule.
The following schedule is included in this Part IV, and is found in this report at the page indicated:

Page No.

Schedule II - Valuation and Qualifying Accounts: Pg. 70
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

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 24, 2017 under the caption “Director Compensation.”

*10.2
Deferred Compensation Plan for Non-Employee Directors (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for Peter A. Dorsman, an Applied director (filed as Exhibit 10(c) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

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

*10.6	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied's Form 8-K dated October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

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

*10.9
2015 Long-Term Performance Plan (filed as Appendix to Applied's proxy statement for the annual meeting of shareholders held on October 27, 2015, SEC File No. 1-2299, and incorporated here by reference).

*10.10	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K dated November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.12
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2016 revision) (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2016, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Performance Shares Terms and Conditions (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended September 30, 2016, SEC File No. 1-2299, and incorporated here by reference).

*10.14	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2016, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Management Incentive Plan General Terms (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2016, SEC File No. 1-2299, and incorporated here by reference).

*10.16
Key Executive Restoration Plan, as amended and restated, in which Applied's executive officers participate (filed as Exhibit 10.1 to Applied's Form 8-K dated August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.17
Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.19 to Applied's Form 10-K for the year ended June 30, 2016, SEC File No. 1-2299, and incorporated here by reference).

*10.18
Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) in which Todd A. Barlett, Fred D. Bauer, and Mark O. Eisele participate (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

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

*10.21
Deferred Compensation Plan (September 1, 2003 Restatement), the terms of which govern benefits vested as of December 31, 2004, for Mark O. Eisele (filed as Exhibit 10(h) to Applied's Form 10-K for the year ended June 30, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.22
First Amendment to Deferred Compensation Plan (September 1, 2003 Restatement) (filed as Exhibit 10 to Applied's Form 10-Q for the quarter ended December 31, 2003, SEC File No. 1-2299, and incorporated here by reference).

*10.23	Deferred Compensation Plan (Post-2004 Terms) (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.24
Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for certain executive officers (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

*10.25
First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.26
Second Amendment to Supplemental Defined Contribution Plan effective as of January 16, 2001 (filed as Exhibit 10(a) to Applied's Form 10-Q for the quarter ended March 31, 2001, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Supplemental Defined Contribution Plan (Post-2004 Terms), restated effective as of January 1, 2017.

*10.28	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K dated October 22, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K dated October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.31
Form of Change in Control Agreement for each of Todd A. Barlett, Fred D. Bauer, and Mark O. Eisele (filed as Exhibit 99.1 to Applied's Form 8-K dated April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.32
Form of Change in Control Agreement for executive officers newly hired since 2012 (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.33	A written description of Applied's Life and Accidental Death and Dismemberment Insurance for executive officers.

*10.34	A written description of Applied's Long-Term Disability Insurance for executive officers.

*10.35	A written description of Applied's Retiree Health Care Coverage for certain executive officers.

21	Applied’s subsidiaries at June 30, 2017.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2017, 2016, AND 2015
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2017
Reserve deducted from assets to which it applies — accounts receivable allowances	$11,034	$2,071	$(133)	(A)	$3,344	(B)	$9,628
Year Ended June 30, 2016
Reserve deducted from assets to which it applies — accounts receivable allowances	$10,621	$4,303	$(46)	(A)	$3,844	(B)	$11,034
Year Ended June 30, 2015
Reserve deducted from assets to which it applies — accounts receivable allowances	$10,385	$2,597	$231	(A)	$2,592	(B)	$10,621

(A)	Amounts represent reserves for the return of merchandise by customers.

(B)	Amounts represent uncollectible accounts charged off.

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
Date: August 18, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Peter A. Dorsman, Director	L. Thomas Hiltz, Director

*	*
Edith Kelly-Green, Director	Dan P. Komnenovich, Director

*
Robert J. Pagano, Jr., Director	Vincent K. Petrella, Director

/s/ Neil A. Schrimsher
Joe A. Raver, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director

*	*
Dr. Jerry Sue Thornton, Director	Peter C. Wallace, Director and Chairman

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 18, 2017