Form 10-Q
period 2017-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2017-10-26
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2017
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

There were 38,815,205 (no par value) shares of common stock outstanding on October 13, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2017	2016
Net Sales	$680,701	$624,848
Cost of Sales	488,277	446,518
Gross Profit	192,424	178,330
Selling, Distribution and Administrative, including depreciation	140,587	134,911
Operating Income	51,837	43,419
Interest Expense, net	2,166	2,146
Other Income, net	(711)	(197)
Income Before Income Taxes	50,382	41,470
Income Tax Expense	16,661	14,099
Net Income	$33,721	$27,371
Net Income Per Share - Basic	$0.87	$0.70
Net Income Per Share - Diluted	$0.86	$0.70
Cash dividends per common share	$0.29	$0.28
Weighted average common shares outstanding for basic computation	38,932	39,044
Dilutive effect of potential common shares	404	338
Weighted average common shares outstanding for diluted computation	39,336	39,382
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2017	2016
Net income per the condensed statements of consolidated income	$33,721	$27,371

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	8,159	(2,349)
Post-employment benefits:
Reclassification of net actuarial (gains) losses and prior service cost into other income, net and included in net periodic pension costs	(14)	127
Unrealized (loss) gain on investment securities available for sale	(4)	26
Total of other comprehensive income (loss), before tax	8,141	(2,196)
Income tax (benefit) expense related to items of other comprehensive income	(11)	61
Other comprehensive income (loss), net of tax	8,152	(2,257)
Comprehensive income, net of tax	$41,873	$25,114
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2017	June 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$77,769	$105,057
Accounts receivable, less allowances of $9,812 and $9,628	405,572	390,931
Inventories	364,979	345,145
Other current assets	28,559	41,409
Total current assets	876,879	882,542
Property, less accumulated depreciation of $170,163 and $166,143	111,313	108,068
Identifiable intangibles, net	159,848	163,562
Goodwill	209,834	206,135
Deferred tax assets	9,242	8,985
Other assets	17,791	18,303
TOTAL ASSETS	$1,384,907	$1,387,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$165,233	$180,614
Current portion of long term debt	5,595	4,814
Compensation and related benefits	49,774	58,785
Other current liabilities	59,658	65,540
Total current liabilities	280,260	309,753
Long-term debt	285,175	286,769
Post-employment benefits	15,603	16,715
Other liabilities	30,201	29,102
TOTAL LIABILITIES	611,239	642,339
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 38,815 and 39,041 outstanding, respectively	10,000	10,000
Additional paid-in capital	164,998	164,655
Retained Earnings	1,067,473	1,033,751
Treasury shares—at cost (15,398 and 15,172 shares, respectively)	(395,253)	(381,448)
Accumulated other comprehensive loss	(73,550)	(81,702)
TOTAL SHAREHOLDERS’ EQUITY	773,668	745,256
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,384,907	$1,387,595
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$33,721	$27,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	3,927	3,650
Amortization of intangibles	5,831	6,237
Unrealized foreign exchange transactions (gain) loss	(601)	248
Amortization of stock options and appreciation rights	577	809
Gain on sale of property	(198)	(1,068)
Other share-based compensation expense	778	555
Changes in operating assets and liabilities, net of acquisition	(35,025)	2,835
Other, net	430	1,227
Net Cash provided by Operating Activities	9,440	41,864
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(5,014)	—
Property purchases	(6,336)	(2,999)
Proceeds from property sales	283	1,747
Net Cash used in Investing Activities	(11,067)	(1,252)
Cash Flows from Financing Activities
Net repayments under revolving credit facility	—	(22,000)
Long-term debt repayments	(839)	(838)
Purchases of treasury shares	(13,761)	(3,048)
Dividends paid	(11,327)	(10,943)
Acquisition holdback payments	(319)	(4,444)
Exercise of stock options and appreciation rights	—	108
Taxes paid for shares withheld for equity awards	(1,056)	(987)
Net Cash used in Financing Activities	(27,302)	(42,152)
Effect of Exchange Rate Changes on Cash	1,641	(299)
Decrease in Cash and Cash Equivalents	(27,288)	(1,839)
Cash and Cash Equivalents at Beginning of Period	105,057	59,861
Cash and Cash Equivalents at End of Period	$77,769	$58,022
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2017, and the results of its operations and its cash flows for the three month periods ended September 30, 2017 and 2016, have been included. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Operating results for the three month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2018.

Change in Accounting Principle - Net Periodic and Post-retirement Benefit Costs

In March 2017, the FASB issued its final standard on improving the presentation of net periodic pension and postretirement benefit costs. This standard, issued as ASU 2017-07, requires that an employer report the service cost component for defined benefit plans and postretirement plans in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update is effective for annual financial statement periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company early adopted ASU 2017-07 in the first quarter of fiscal 2018. The impact of the adoption of this guidance resulted in the reclassification of the other components of net benefit cost from selling, distribution, and administrative expense to other income, net in the condensed statements of consolidated income, resulting in an increase to operating income. There is no impact to income before income taxes, net income, or net income per share. The amounts reclassified resulted in an increase in operating income of $201 for the three months ended September 30, 2016.

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
Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of DICOFASA, a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,460, and goodwill was $2,460 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $906 of acquisition holdback payments, included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid on the first three anniversaries of the acquisition with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2017 Acquisition
On March 3, 2017, the Company acquired substantially all of the net assets of Sentinel Fluid Controls ("Sentinel"), a distributor of hydraulic and lubrication components, systems and solutions operating from four locations - Toledo, OH, New Berlin, WI, Valparaiso, IN, and Indianapolis, IN. Sentinel is included in the Fluid Power Businesses segment. The purchase price for the acquisition was $3,755, net tangible assets acquired were $3,130, and goodwill was $625 based upon estimated fair values at the acquisition date. The purchase price included $982 of acquisition holdback payments. The remaining balance of $807 is included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times in the future. The Company funded the amount paid for the acquisition at closing using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the fiscal year ended June 30, 2017 and the three month period ended September 30, 2017 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2016	$198,486	$4,214	$202,700
Goodwill acquired during the period	3,220	625	3,845
Other, primarily currency translation	34	(444)	(410)
Balance at June 30, 2017	$201,740	$4,395	$206,135
Goodwill acquired during the period	2,460	—	2,460
Other, primarily currency translation	1,239	—	1,239
Balance at September 30, 2017	$205,439	$4,395	$209,834

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

At September 30, 2017 and June 30, 2017, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power Businesses segment.

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2017	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$235,945	$106,142	$129,803
Trade names	44,223	20,164	24,059
Vendor relationships	14,179	9,404	4,775
Non-competition agreements	3,780	2,569	1,211
Total Identifiable Intangibles	$298,127	$138,279	$159,848

June 30, 2017	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$235,009	$102,414	$132,595
Trade names	43,873	19,295	24,578
Vendor relationships	14,152	9,141	5,011
Non-competition agreements	3,788	2,410	1,378
Total Identifiable Intangibles	$296,822	$133,260	$163,562

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2017) for the next five years is as follows: $17,100 for the remainder of 2018, $21,000 for 2019, $19,200 for 2020, $17,600 for 2021, $16,100 for 2022 and $14,600 for 2023.

4.     DEBT

Revolving Credit Facility & Term Loan
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company’s discretion. At September 30, 2017 and June 30, 2017, the Company had $119,531 and $120,313, respectively, outstanding under the term loan, and no amounts outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2,534 and $2,441 to secure certain insurance obligations, totaled $247,466 and $247,559 at September 30, 2017 and June 30, 2017, respectively and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 2.25% as of September 30, 2017 and as of June 30, 2017.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of September 30, 2017 and June 30, 2017, in order to secure certain insurance obligations.
Other Long-Term Borrowings
At September 30, 2017 and June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of September 30, 2017, $50,000 in additional financing was available under this facility.
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2017 and June 30, 2017, $1,612 and $1,669 was outstanding, respectively.
Unamortized debt issue costs of $105 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017. Unamortized debt issue costs of $268 and $294 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of September 30, 2017 and June 30, 2017, respectively.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2017 and June 30, 2017 totaled $10,584 and $10,481, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of September 30, 2017 and June 30, 2017, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

6.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

Changes in the accumulated other comprehensive (loss) income, are comprised of the following amounts shown net of taxes:

	Three Months Ended September 30, 2017
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2017	$(79,447)	$21	$(2,276)	$(81,702)
Other comprehensive income (loss)	8,159	(3)	—	8,156
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(4)	(4)
Net current-period other comprehensive income (loss)	8,159	(3)	(4)	8,152
Balance at September 30, 2017	$(71,288)	$18	$(2,280)	$(73,550)

	Three Months Ended September 30, 2016
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2016	$(81,685)	$(38)	$(3,823)	$(85,546)
Other comprehensive (loss) income	(2,349)	15	—	(2,334)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	77	77
Net current-period other comprehensive (loss) income	(2,349)	15	77	(2,257)
Balance at September 30, 2016	$(84,034)	$(23)	$(3,746)	$(87,803)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Other Comprehensive Income (Loss)

Details of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2017			2016
	Pre-Tax Amount	Tax Benefit	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$8,159	$—	$8,159	$(2,349)	$—	$(2,349)
Post-employment benefits:
Reclassification of net actuarial (gains) losses and prior service cost into other income, net and included in net periodic pension costs	(14)	(10)	(4)	127	50	77
Unrealized (loss) gain on investment securities available for sale	(4)	(1)	(3)	26	11	15
Other comprehensive loss	$8,141	$(11)	$8,152	$(2,196)	$61	$(2,257)

Antidilutive Common Stock Equivalents
In the three month periods ended September 30, 2017 and 2016, respectively, stock options and stock appreciation rights related to 293 and 680 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

7.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic post-employment costs recognized for the Company’s post-employment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended September 30,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$31	$31	$5	$7
Interest cost	183	173	13	16
Expected return on plan assets	(118)	(115)	—	—
Recognized net actuarial loss (gain)	106	218	(39)	(45)
Amortization of prior service cost	7	22	(92)	(68)
Net periodic cost	$209	$329	$(113)	$(90)

In accordance with the Company's adoption of ASU 2017-07, the Company reports the service cost component of the net periodic post-employment costs in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic post-employment costs are presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Therefore, $36 and $38 of service costs are included in selling, distribution and administrative expense, and $60 and $201 of net other periodic post-employment costs are included in other income, net in the condensed statements of consolidated income for the three months ended September 30, 2017 and 2016, respectively. The Company contributed $900 to its pension benefit plans and $47 to its retiree health care plans in the three months ended September 30, 2017. Expected contributions for the remainder of fiscal 2018 are $1,920 for the pension benefit plans to fund scheduled retirement payments and $143 for retiree health care plans.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SEGMENT AND GEOGRAPHIC INFORMATION

Effective July 1, 2017, the Company completed a number of changes to its organizational structure that resulted in a change in how the Company manages its businesses, allocates resources and measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. All Canadian and Mexican subsidiaries are now grouped under the Service Center Based Distribution segment. All prior-period amounts have been adjusted to reflect the reportable segment change.

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $6,091 and $5,264, in the three months ended September 30, 2017 and 2016, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
September 30, 2017
Net sales	$568,913	$111,788	$680,701
Operating income for reportable segments	33,722	13,290	47,012
Assets used in business	1,182,784	202,123	1,384,907
Depreciation and amortization of property	3,669	258	3,927
Capital expenditures	5,548	788	6,336

September 30, 2016
Net sales	$529,230	$95,618	$624,848
Operating income for reportable segments	26,996	10,478	37,474
Assets used in business	1,147,199	152,240	1,299,439
Depreciation and amortization of property	3,416	234	3,650
Capital expenditures	2,924	75	2,999

Enterprise Resource Planning system (ERP) related assets are included within the Service Center Based Distribution segment.

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2017	2016
Operating income for reportable segments	$47,012	$37,474
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,512	4,846
Intangible amortization—Fluid Power Businesses	1,319	1,391
Corporate and other income, net	(10,656)	(12,182)
Total operating income	51,837	43,419
Interest expense, net	2,166	2,146
Other income, net	(711)	(197)
Income before income taxes	$50,382	$41,470

The change in corporate and other income, net is due to changes in corporate expenses, as well as in the amounts and levels of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended
	September 30,
	2017	2016
Geographic Areas:
United States	$567,545	$523,367
Canada	66,817	62,581
Other countries	46,339	38,900
Total	$680,701	$624,848

Other countries consist of Mexico, Australia, New Zealand, and Singapore.

9.    OTHER INCOME , NET

Other income, net consists of the following:

	Three Months Ended
	September 30,
	2017	2016
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(368)	$(330)
Foreign currency transactions gain	(311)	(150)
Net other periodic post-employment costs	60	201
Other, net	(92)	82
Total other income, net	$(711)	$(197)

10.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to September 30, 2017 through the date the financial statements were issued.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2017, and the related condensed statements of consolidated income, consolidated comprehensive income, and consolidated cash flows for the three-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2017, and the related statements of consolidated income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 18, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
October 26, 2017

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,500 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading distributor of bearings, power transmission products, fluid power components, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2018, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia, New Zealand and Singapore from 554 facilities.

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

Overview
Consolidated sales for the quarter ended September 30, 2017 increased $55.9 million or 8.9% compared to the prior year quarter, with the acquisitions of Sentinel and DICOFASA increasing sales by $4.7 million or 0.8% and favorable foreign currency translation of $4.5 million increasing sales by 0.7%. Operating margin of 7.6% of sales, was up from 6.9% for the prior year quarter. Net income of $33.7 million increased 23.2% compared to the prior year quarter. Shareholders' equity was $773.7 million at September 30, 2017, up from the June 30, 2017 level of $745.3 million. The current ratio was 3.1 to 1 at September 30, 2017 and 2.8 to 1 at June 30, 2017.

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

The MCU (total industry) and IP indices have generally remained stable since June 2017. The MCU for September 2017 was 76.0, which is down slightly from the June 2017 reading of 76.6. The ISM PMI registered 60.8 in September, an increase from the June 2017 reading of 57.8, and remained above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2017	76.0	60.8	103.0
August 2017	75.8	58.8	102.9
July 2017	76.5	56.3	103.2

The number of Company employees was 5,529 at September 30, 2017, 5,554 at June 30, 2017, and 5,516 at September 30, 2016. The number of operating facilities totaled 554 at September 30, 2017, 552 at June 30, 2017 and 556 at September 30, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2017 and 2016

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2017	2016
Net Sales	100.0%	100.0%	8.9%
Gross Profit	28.3%	28.5%	7.9%
Selling, Distribution & Administrative	20.7%	21.6%	4.2%
Operating Income	7.6%	6.9%	19.4%
Net Income	5.0%	4.4%	23.2%

During the quarter ended September 30, 2017, sales increased $55.9 million or 8.9% compared to the prior year quarter, with sales from acquisitions adding $4.7 million or 0.8% and favorable foreign currency translation accounting for $4.5 million or 0.7%. There were 63 selling days in the quarter ended September 30, 2017 and 64 selling days in the quarter ended September 30, 2016. Excluding the impact of businesses acquired and the impact of currency translation, sales were up $46.7 million or 7.4% during the quarter, driven by an increase of 8.0% from the Service Center Based Distribution segment in addition to an increase of 1.2% from the Fluid Power Businesses segment, offset by a 1.8% decrease due to one less sales day.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $39.7 million or 7.5%. Acquisitions within this segment increased sales by $0.8 million or 0.1%, and favorable foreign currency translation increased sales by $4.5 million or 0.9%. Excluding the impact of businesses acquired and the impact of currency translation, sales increased $34.4 million or 6.5%, driven by an increase of 5.0% from within the traditional core operations in addition to a 3.2% increase from the upstream oil and gas-focused subsidiaries, offset by a 1.7% decrease due to one less sales day.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $16.2 million or 16.9%. Acquisitions within this segment increased sales by $3.9 million or 4.1%. Excluding the impact of businesses acquired, sales increased $12.3 million or 12.8%, driven by an increase from operations of 14.7%, offset by a decrease of 1.9% due to one less sales day.

Sales in our U.S. operations were up $44.2 million or 8.4%, as acquisitions added $3.9 million or 0.8%. Excluding the impact of businesses acquired, U.S. sales were up $40.3 million or 7.6%, of which 6.6% is from our traditional core operations and 2.8% is from our upstream oil and gas-focused subsidiaries, offset by a 1.8% decrease due to one less sales day. Sales from our Canadian operations increased $4.2 million or 6.8%, and favorable foreign currency translation increased Canadian sales by $2.6 million or 4.1%. Excluding the impact of foreign currency translation, Canadian sales were up $1.6 million or 2.7%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $7.5 million or 19.1% from the prior year. Acquisitions added sales of $0.8 million or 2.0% and favorable foreign currency translation increased other country sales by $1.9 million or 5.0%. Excluding the impact of businesses acquired and the impact of currency translation, other country sales were up $4.8 million, or 12.1% during the quarter.

During the quarter ended September 30, 2017, industrial products and fluid power products accounted for 73.7% and 26.3%, respectively, of sales, as compared to 72.5% and 27.5%, respectively, for the same period in the prior year.

Our gross profit margin for the quarter was 28.3% compared to the prior year's quarter of 28.5%. The gross profit margin was unfavorably impacted by 14 bps related to change in the LIFO adjustment recorded during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources,

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

information technology, treasury, accounting, legal, and facility related expenses. SD&A was 20.7% of sales in the quarter ended September 30, 2017 compared to 21.6% in the prior year quarter. SD&A increased $5.7 million or 4.2% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended September 30, 2017 by $1.0 million or 0.7% compared to the prior year quarter. SD&A from businesses acquired added $0.9 million or 0.6% of SD&A expenses, none of which is associated with intangibles amortization. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $3.8 million or 2.9% during the quarter ended September 30, 2017 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $3.8 million during the quarter ended September 30, 2017 compared to the prior year quarter as a result of merit increases and improved Company performance.

Operating income increased $8.4 million or 19.4%, and as a percent of sales increased to 7.6% from 6.9% during the prior year quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 5.9% in the current year quarter from 5.1% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power Business segment increased to 11.9% in the current year quarter from 11.0% in the prior year quarter. These increases are due to the positive leveraging impact from the increase in sales in the current year.

Other income, net, was $0.7 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million, as well as $0.3 million of net favorable foreign currency transaction gains. During the prior year quarter, other income, net was $0.2 million which included unrealized losses on investments held by non-qualified deferred compensation trusts of $0.3 million, as well as $0.2 million of net unfavorable foreign currency transaction losses, offset by $0.3 million of expense from other items.

The effective income tax rate was 33.1% for the quarter ended September 30, 2017 compared to 34.0% for the quarter ended September 30, 2016. This decrease in the effective tax rate is primarily the result of a discrete tax item related to state income taxes positively impacting the rate. We expect our full year tax rate for fiscal 2018 to be in the 34.0% to 35.0% range.

As a result of the factors addressed above, net income increased $6.4 million or 23.2% compared to the prior year quarter. Net income per share was $0.86 per share for the quarter ended September 30, 2017, compared to $0.70 in the prior year quarter, an increase of 22.9%. Net income per share was also favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchases program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2017, we had $291.1 million in outstanding borrowings. At June 30, 2017, we had $292.0 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, and cash provided from operations, will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company holds, from time to time, relatively significant cash and cash equivalent balances in tax jurisdictions outside of the United States. The following table shows the Company's total cash as of September 30, 2017 by tax jurisdiction.

Country	Amount
United States	$32,904
Canada	31,286
Other countries	13,579
Total	$77,769

To the extent cash in foreign countries is distributed to the U.S., it could become subject to U.S. income taxes. Foreign tax credits may be available to offset all or a portion of such taxes. At September 30, 2017, all foreign earnings are considered permanently reinvested.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company's working capital at September 30, 2017 was $596.6 million, compared to $572.8 million at June 30, 2017. The current ratio was 3.1 to 1 at September 30, 2017 and 2.8 to 1 at June 30, 2017.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2017	2016
Operating Activities	$9,440	$41,864
Investing Activities	(11,067)	(1,252)
Financing Activities	(27,302)	(42,152)
Exchange Rate Effect	1,641	(299)
Decrease in Cash and Cash Equivalents	$(27,288)	$(1,839)

Net cash provided by operating activities was $9.4 million for the three months ended September 30, 2017 as compared to $41.9 million provided by operating activities in the prior period. The decrease in cash provided by operating activities during the three months ended September 30, 2017 is related to increased working capital levels due to increasing sales compared to the prior period.

Net cash used in investing activities during the three months ended September 30, 2017 is more than the prior period as $5.0 million was used for the current period acquisition, while there were no acquisitions in the prior year period. Further, there was $3.3 million more spent on property purchases in the current year quarter primarily due to an increase in expenditures for building improvements and shop equipment.

Net cash used by financing activities was $27.3 million for the three months ended September 30, 2017 versus $42.2 million in the prior year period. The decrease in cash used in financing activities is primarily due to a decrease in debt payments, as there were no amounts outstanding on the revolver at September 30, 2017 and at June 30, 2017. We had $0.8 million of debt payments in the current period compared to $22.8 million of net payments in the prior year period. Also, cash was used in the current period for the purchase of treasury shares in the amount of $13.8 million and dividends paid in the amount of $11.3 million. In the prior period, $3.0 million of cash was used for the purchase of treasury shares and $10.9 million of cash was used for the payment of dividends. Further, $0.3 million of cash was used in the current period to make acquisition holdback payments, compared to $4.4 million used in the prior year period.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 247,500 shares of treasury stock on the open market in the three months ended September 30, 2017 for $13.8 million. At September 30, 2017, we had authorization to repurchase an additional 1,202,500 shares. During the three months ended September 30, 2016, we acquired 65,000 shares of treasury stock on the open market for $3.0 million.

Borrowing Arrangements
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company’s discretion. At September 30, 2017 and June 30, 2017, the Company had $119.5 million and $120.3 million, respectively, outstanding under the term loan, and no amounts outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $2.5 million and $2.4 million to secure certain insurance obligations, totaled $247.5 million and $247.6 million at September 30, 2017 and June 30, 2017, respectively and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 2.25% as of September 30, 2017 and as of June 30, 2017.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of September 30, 2017 and June 30, 2017, in order to secure certain insurance obligations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

At September 30, 2017 and June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of September 30, 2017, $50.0 million in additional financing was available under this facility.

In April 2014 the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2017 and June 30, 2017, $1.6 million and $1.7 million was outstanding, respectively.

The revolving credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2017, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before interest, taxes, depreciation and amortization. At September 30, 2017, the Company's indebtedness was less than two times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at September 30, 2017.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2017	2016
Accounts receivable, gross	$415,384	$400,559
Allowance for doubtful accounts	9,812	9,628
Accounts receivable, net	$405,572	$390,931
Allowance for doubtful accounts, % of gross receivables	2.4%	2.4%

	Three Months Ended September 30,
	2017	2016
Provision for losses on accounts receivable	$719	$862
Provision as a % of net sales	0.11%	0.14%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 53.6 at September 30, 2017 compared to 51.6 June 30, 2017. Accounts receivable increased 3.7% this year, compared to a 8.9% increase in sales in the three months ended September 30, 2017.

Approximately 2.1% of our accounts receivable balances are more than 90 days past due, an increase from 1.7% at June 30, 2017. On an overall basis, our provision for losses from uncollected receivables represents 0.11% of our sales in the three months ended September 30, 2017. Historically, this percentage is around 0.10% to 0.15%. The decrease in the provision as a percentage of sales for the first quarter is the result of recoveries of amounts reserved for in the prior year periods for our subsidiaries focused on upstream oil and gas customers, in conjunction with the recovery of the energy markets in the U.S. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2017 was 3.8 compared to 3.7 at June 30, 2017.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at September 30, 2017.

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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2017.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2017 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2017 to July 31, 2017	341	$59.60	0	1,450,000
August 1, 2017 to August 31, 2017	247,500	$55.60	247,500	1,202,500
September 1, 2017 to September 30, 2017	0	$0.00	0	1,202,500
Total	247,841	$55.61	247,500	1,202,500

(1)	During the quarter the Company purchased 341 shares in connection with the Deferred Compensation Plan.

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

10.1	Stock Appreciation Rights Award Terms and Conditions

10.2	Restricted Stock Units Terms and Conditions

10.3	Performance Shares Terms and Conditions

10.4	Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated.

15	Independent Registered Public Accounting Firm’s Awareness Letter

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 26, 2017	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 26, 2017	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer