Form 10-Q
period 2017-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2018-01-26
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2017
OR

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
There were 38,674,663 (no par value) shares of common stock outstanding on January 12, 2018.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net Sales	$667,187	$608,123	$1,347,888	$1,232,971
Cost of Sales	478,827	435,667	967,104	882,185
Gross Profit	188,360	172,456	380,784	350,786
Selling, Distribution and Administrative, including depreciation	141,645	134,600	282,232	269,511
Operating Income	46,715	37,856	98,552	81,275
Interest Expense, net	2,139	2,100	4,305	4,246
Other Income, net	(20)	(11)	(731)	(208)
Income Before Income Taxes	44,596	35,767	94,978	77,237
Income Tax Expense	13,646	11,682	30,307	25,781
Net Income	$30,950	$24,085	$64,671	$51,456
Net Income Per Share - Basic	$0.80	$0.62	$1.67	$1.32
Net Income Per Share - Diluted	$0.79	$0.61	$1.65	$1.31
Cash dividends per common share	$0.29	$0.28	$0.58	$0.56
Weighted average common shares outstanding for basic computation	38,716	38,985	38,824	39,015
Dilutive effect of potential common shares	490	386	446	337
Weighted average common shares outstanding for diluted computation	39,206	39,371	39,270	39,352
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Net income per the condensed statements of consolidated income	$30,950	$24,085	$64,671	$51,456

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(6,031)	(9,930)	2,128	(12,279)
Postemployment benefits:
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	(22)	125	(36)	252
Unrealized gain on investment securities available for sale	46	40	42	66
Total of other comprehensive (loss) income, before tax	(6,007)	(9,765)	2,134	(11,961)
Income tax expense related to items of other comprehensive income	57	54	46	115
Other comprehensive (loss) income, net of tax	(6,064)	(9,819)	2,088	(12,076)
Comprehensive income, net of tax	$24,886	$14,266	$66,759	$39,380
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2017	June 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$85,324	$105,057
Accounts receivable, less allowances of $9,650 and $9,628	393,706	390,931
Inventories	386,943	345,145
Other current assets	37,538	41,409
Total current assets	903,511	882,542
Property, less accumulated depreciation of $171,604 and $166,143	111,962	108,068
Identifiable intangibles, net	153,432	163,562
Goodwill	209,001	206,135
Deferred tax assets	9,543	8,985
Other assets	18,433	18,303
TOTAL ASSETS	$1,405,882	$1,387,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$165,634	$180,614
Current portion of long-term debt	6,378	4,814
Compensation and related benefits	48,726	58,785
Other current liabilities	50,889	65,540
Total current liabilities	271,627	309,753
Long-term debt	306,579	286,769
Postemployment benefits	14,022	16,715
Other liabilities	34,392	29,102
TOTAL LIABILITIES	626,620	642,339
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 38,674 and 39,041 outstanding, respectively	10,000	10,000
Additional paid-in capital	166,008	164,655
Retained earnings	1,087,156	1,033,751
Treasury shares—at cost (15,539 and 15,172 shares)	(404,288)	(381,448)
Accumulated other comprehensive loss	(79,614)	(81,702)
TOTAL SHAREHOLDERS’ EQUITY	779,262	745,256
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,405,882	$1,387,595
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$64,671	$51,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	8,008	7,487
Amortization of intangibles	11,526	12,331
Unrealized foreign exchange transactions (gain) loss	(610)	272
Amortization of stock options and appreciation rights	1,013	1,180
Gain on sale of property	(333)	(1,581)
Other share-based compensation expense	1,577	1,278
Changes in operating assets and liabilities, net of acquisitions	(65,007)	(27,252)
Other, net	339	487
Net Cash provided by Operating Activities	21,184	45,658
Cash Flows from Investing Activities
Property purchases	(11,460)	(6,710)
Proceeds from property sales	596	2,648
Acquisition of businesses, net of cash acquired	(5,014)	—
Net Cash used in Investing Activities	(15,878)	(4,062)
Cash Flows from Financing Activities
Net borrowings under revolving credit facility	23,000	1,000
Long-term debt repayments	(1,679)	(1,695)
Purchases of treasury shares	(22,778)	(5,478)
Dividends paid	(22,571)	(21,893)
Acquisition holdback payments	(319)	(7,069)
Taxes paid for shares withheld	(1,298)	(2,081)
Exercise of stock options and appreciation rights	—	195
Net Cash used in Financing Activities	(25,645)	(37,021)
Effect of Exchange Rate Changes on Cash	606	(1,579)
(Decrease) increase in Cash and Cash Equivalents	(19,733)	2,996
Cash and Cash Equivalents at Beginning of Period	105,057	59,861
Cash and Cash Equivalents at End of Period	$85,324	$62,857
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2017, and the results of its operations for the three and six month periods ended December 31, 2017 and 2016 and its cash flows for the six month periods ended December 31, 2017 and 2016, have been included. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Operating results for the three and six month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2018.

Change in Accounting Principle - Net Periodic and Post-retirement Benefit Costs

In March 2017, the FASB issued its final standard on improving the presentation of net periodic pension and postretirement benefit costs. This standard, issued as ASU 2017-07, requires that an employer report the service cost component for defined benefit plans and postretirement plans in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update is effective for annual financial statement periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company early adopted ASU 2017-07 in the first quarter of fiscal 2018. The impact of the adoption of this guidance resulted in the reclassification of the other components of net benefit cost from selling, distribution, and administrative expense to other income, net in the condensed statements of consolidated income, resulting in an increase to operating income. There is no impact to income before income taxes, net income, or net income per share. The amounts reclassified resulted in an increase in operating income of $200 and $401 for the three and six months ended December 31, 2016, respectively.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of DICOFASA, a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,460, and goodwill was $2,460 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $906 of acquisition holdback payments. Due to changes in foreign currency exchange rates, the balance of $837 is included in other current liabilities and other liabilities on the condensed consolidated balance sheets as of December 31, 2017, which will be paid on the first three anniversaries of the acquisition with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

Fiscal 2017 Acquisition
On March 3, 2017, the Company acquired substantially all of the net assets of Sentinel Fluid Controls ("Sentinel"), a distributor of hydraulic and lubrication components, systems and solutions operating from four locations. Sentinel is included in the Fluid Power Businesses segment. The purchase price for the acquisition was $3,755, net tangible assets acquired were $3,130, and goodwill was $625 based upon estimated fair values at the acquisition date. The purchase price included $982 of acquisition holdback payments. The remaining balance of $807 is included in other current liabilities and other liabilities on the condensed consolidated balance sheets, which will be paid plus interest at various times in the future. The Company funded the amount paid for the acquisition at closing using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power Businesses segment for the fiscal year ended June 30, 2017 and the six month period ended December 31, 2017 are as follows:

	Service Centers	Fluid Power	Total
Balance at July 1, 2016	$198,486	$4,214	$202,700
Goodwill acquired during the period	3,220	625	3,845
Other, primarily currency translation	34	(444)	(410)
Balance at June 30, 2017	$201,740	$4,395	$206,135
Goodwill acquired during the period	2,460	—	2,460
Other, primarily currency translation	406	—	406
Balance at December 31, 2017	$204,606	$4,395	$209,001

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

At December 31, 2017 and June 30, 2017, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power Businesses segment.

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2017	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$235,076	$110,325	$124,751
Trade names	44,028	20,882	23,146
Vendor relationships	11,513	7,023	4,490
Non-competition agreements	3,685	2,640	1,045
Total Identifiable Intangibles	$294,302	$140,870	$153,432

June 30, 2017	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$235,009	$102,414	$132,595
Trade names	43,873	19,295	24,578
Vendor relationships	14,152	9,141	5,011
Non-competition agreements	3,788	2,410	1,378
Total Identifiable Intangibles	$296,822	$133,260	$163,562

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2017) for the next five years is as follows: $11,300 for the remainder of 2018, $20,900 for 2019, $19,100 for 2020, $17,500 for 2021, $16,100 for 2022 and $14,500 for 2023.

4.     DEBT

Revolving Credit Facility & Term Loan
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2017 and June 30, 2017, the Company had $118,750 and $120,313, respectively, outstanding under the term loan. At December 31, 2017, the Company had $23,000 outstanding under the revolver. No amount was outstanding under the revolver at June 30, 2017. Unused lines under this facility, net of outstanding letters of credit of $2,459 and $2,441 to secure certain insurance obligations, totaled $224,541 and $247,559 at

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

December 31, 2017 and June 30, 2017, respectively, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 2.63% as of December 31, 2017 and 2.25% as of June 30, 2017. The weighted average interest rate on the revolving credit facility outstanding was 3.60% as of December 31, 2017.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of December 31, 2017 and June 30, 2017, in order to secure certain insurance obligations.

Other Long-Term Borrowings
At December 31, 2017 and June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of December 31, 2017, $50,000 in additional financing was available under this facility.

In April 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2017 and June 30, 2017, $1,554 and $1,669 was outstanding, respectively.

Unamortized debt issue costs of $105 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017. Unamortized debt issue costs of $242 and $294 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of December 31, 2017 and June 30, 2017, respectively.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2017 and June 30, 2017 totaled $11,193 and $10,481, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated its carrying value at both December 31, 2017 and June 30, 2017 (Level 2 in the fair value hierarchy).

The revolving credit facility and the term loan contain variable interest rates and their carrying values approximated fair value at both December 31, 2017 and June 30, 2017 (Level 2 in the fair value hierarchy).

6.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. In the quarter ended December 31, 2017, the Company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate from 35% to 21%. The rate change is administratively effective as of the beginning of our fiscal year, resulting in the Company using a blended statutory rate for the annual period of 28.06%. The corporate income tax rate change had a favorable impact to the Company of $5,906 for the six months ended December 31, 2017.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements,

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.

Accordingly, as of December 31, 2017, we have not completed our accounting for the tax effects of the Act. However, we have made a reasonable estimate of the one-time transition tax and recognized a provisional tax liability of $3,867.

We also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was not material to the Company's condensed consolidated financial statements.

Overall, the Act resulted in a net tax benefit of $1,966. Such amount was recorded as a discrete tax benefit and is included as a component of income tax expense in the condensed statements of consolidated income for the quarter and six months ending December 31, 2017.

7.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive (Loss) Income

Changes in the accumulated other comprehensive (loss) income, are comprised of the following amounts shown net of taxes:

	Three Months Ended December 31, 2017
	Foreign currency translation adjustment	Unrealized gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at September 30, 2017	$(71,288)	$18	$(2,280)	$(73,550)
Other comprehensive (loss) income	(6,067)	17	—	(6,050)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(14)	(14)
Net current-period other comprehensive (loss) income	(6,067)	17	(14)	(6,064)
Balance at December 31, 2017	$(77,355)	$35	$(2,294)	$(79,614)

	Three Months Ended December 31, 2016
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at September 30, 2016	$(84,034)	$(23)	$(3,746)	$(87,803)
Other comprehensive (loss) income	(9,930)	34	—	(9,896)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	77	77
Net current-period other comprehensive (loss) income	(9,930)	34	77	(9,819)
Balance at December 31, 2016	$(93,964)	$11	$(3,669)	$(97,622)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2017
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2017	$(79,447)	$21	$(2,276)	$(81,702)
Other comprehensive income	2,092	14	—	2,106
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(18)	(18)
Net current-period other comprehensive income (loss)	2,092	14	(18)	2,088
Balance at December 31, 2017	$(77,355)	$35	$(2,294)	$(79,614)

	Six Months Ended December 31, 2016
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2016	$(81,685)	$(38)	$(3,823)	$(85,546)
Other comprehensive (loss) income	(12,279)	49	—	(12,230)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	154	154
Net current-period other comprehensive (loss) income	(12,279)	49	154	(12,076)
Balance at December, 31, 2016	$(93,964)	$11	$(3,669)	$(97,622)

Other Comprehensive (Loss) Income

Details of other comprehensive (loss) income are as follows:

	Three Months Ended December 31,
	2017			2016
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(6,031)	$36	$(6,067)	$(9,930)	$—	$(9,930)
Postemployment benefits:
Reclassification of actuarial (gains) losses and prior service cost into other income, net and included in net periodic pension costs	(22)	(8)	(14)	125	48	77
Unrealized gain on investment securities available for sale	46	29	17	40	6	34
Other comprehensive (loss) income	$(6,007)	$57	$(6,064)	$(9,765)	$54	$(9,819)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2017			2016
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$2,128	$36	$2,092	$(12,279)	$—	$(12,279)
Postemployment benefits:
Reclassification of actuarial (gains) losses and prior service cost into other income, net and included in net periodic pension costs	(36)	(18)	(18)	252	98	154
Unrealized gain on investment securities available for sale	42	28	14	66	17	49
Other comprehensive income (loss)	$2,134	$46	$2,088	$(11,961)	$115	$(12,076)

Anti-dilutive Common Stock Equivalents
In the three month periods ended December 31, 2017 and 2016, stock options and stock appreciation rights related to 234 and 258 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the six month periods ended December 31, 2017 and 2016, stock options and stock appreciation rights related to 274 and 602 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

8.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended December 31,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$31	$32	$4	$7
Interest cost	184	173	13	16
Expected return on plan assets	(119)	(115)	—	—
Recognized net actuarial loss (gain)	106	218	(38)	(46)
Amortization of prior service cost	7	21	(92)	(67)
Net periodic cost	$209	$329	$(113)	$(90)

	Pension Benefits		Retiree Health Care Benefits
Six Months Ended December 31,	2017	2016	2017	2016
Components of net periodic cost:
Service cost	$62	$63	$9	$14
Interest cost	367	346	26	32
Expected return on plan assets	(237)	(230)	—	—
Recognized net actuarial loss (gain)	212	436	(77)	(91)
Amortization of prior service cost	14	43	(184)	(135)
Net periodic cost	$418	$658	$(226)	$(180)

In accordance with the Company's adoption of ASU 2017-07, the Company reports the service cost component of the net periodic post-employment costs in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic post-employment costs are presented in the income statement separately from the service cost component and outside a subtotal of

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

income from operations. Therefore, $35 and $39 and $71 and $77 of service costs are included in selling, distribution and administrative expense, and $61 and $200 and $121 and $401 of net other periodic post-employment costs are included in other income, net in the condensed statements of consolidated income for the three and six months ended December 31, 2017 and 2016, respectively. The Company contributed $1,000 to its pension benefit plans and $95 to its retiree health care plans in the six months ended December 31, 2017. Expected contributions for the remainder of fiscal 2018 are $1,820 for the pension benefit plans to fund scheduled retirement payments and $95 for retiree health care plans.

9.    SEGMENT AND GEOGRAPHIC INFORMATION

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

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power Businesses segment to the Service Center Based Distribution segment of $5,664 and $5,264, in the three months ended December 31, 2017 and 2016, respectively, and $11,755 and $10,528 in the six months ended December 31, 2017 and 2016, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2017
Net sales	$555,607	$111,580	$667,187
Operating income for reportable segments	30,006	13,824	43,830
Depreciation and amortization of property	3,802	279	4,081
Capital expenditures	4,822	302	5,124

December 31, 2016
Net sales	$514,334	$93,789	$608,123
Operating income for reportable segments	22,087	9,700	31,787
Depreciation and amortization of property	3,608	229	3,837
Capital expenditures	3,344	367	3,711

Six Months Ended	Service Center Based Distribution	Fluid Power Businesses	Total
December 31, 2017
Net sales	$1,124,520	$223,368	$1,347,888
Operating income for reportable segments	63,728	27,114	90,842
Assets used in business	1,199,704	206,178	1,405,882
Depreciation and amortization of property	7,471	537	8,008
Capital expenditures	10,370	1,090	11,460

December 31, 2016
Net sales	$1,043,564	$189,407	$1,232,971
Operating income for reportable segments	49,083	20,178	69,261
Assets used in business	1,146,232	148,284	1,294,516
Depreciation and amortization of property	7,024	463	7,487
Capital expenditures	6,268	442	6,710

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Operating income for reportable segments	$43,830	$31,787	$90,842	$69,261
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,425	4,752	8,937	9,598
Intangible amortization—Fluid Power Businesses	1,270	1,342	2,589	2,733
Corporate and other income, net	(8,580)	(12,163)	(19,236)	(24,345)
Total operating income	46,715	37,856	98,552	81,275
Interest expense, net	2,139	2,100	4,305	4,246
Other income, net	(20)	(11)	(731)	(208)
Income before income taxes	$44,596	$35,767	$94,978	$77,237

The change in corporate and other income, net is due to changes in the amounts and levels of certain supplier support benefits as well as expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Geographic Areas:
United States	$557,031	$508,542	$1,124,576	$1,031,909
Canada	67,479	62,204	134,296	124,785
Other countries	42,677	37,377	89,016	76,277
Total	$667,187	$608,123	$1,347,888	$1,232,971

Other countries consist of Mexico, Australia, New Zealand, and Singapore.

10.    OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(417)	$(114)	$(784)	$(444)
Foreign currency transactions loss (gain)	260	(193)	(51)	(343)
Net other periodic post-employment costs	61	200	121	401
Other, net	76	96	(17)	178
Total other income, net	$(20)	$(11)	$(731)	$(208)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

11.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to December 31, 2017 through the date the financial statements were issued.

On January 9, 2018, the Company entered into a definitive agreement to acquire 100% of the outstanding stock of FCX Performance, Inc. ("FCX") headquartered in Columbus, Ohio, for a purchase price of approximately $768,000. The acquisition is expected to close January 31, 2018, as the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction will be financed with a new credit facility comprised of a $780,000 Term Loan A and $250,000 revolver, effective with the transaction closing. As a distributor of highly engineered valves, instruments, pumps and lifecycle services to MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers across diverse industrial and process end markets, this business will be included in the Fluid Power Businesses Segment.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and six-month periods ended December 31, 2017 and 2016, and consolidated cash flows for the six-month periods ended December 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
January 26, 2018

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,500 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor of bearings, power transmission products, fluid power components, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber and fluid power shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2018, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia, New Zealand, and Singapore from 552 facilities.

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

Overview
Consolidated sales for the quarter ended December 31, 2017 increased $59.1 million or 9.7% compared to the prior year quarter, with the acquisitions of Sentinel and DICOFASA increasing sales by $5.7 million or 0.9% and favorable foreign currency translation of $4.7 million increasing sales by 0.8%. Operating margin of 7.0% of sales was up from 6.2% of sales for the same quarter in the prior year. Net income of $31.0 million for the quarter ended December 31, 2017 increased 28.5% compared to the prior year quarter. Shareholders' equity was $779.3 million at December 31, 2017, up from the June 30, 2017 level of $745.3 million. The current ratio was 3.3 to 1 at December 31, 2017 and 2.8 to 1 at June 30, 2017.

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

The MCU (total industry) and IP indices have increased since September 2017. The MCU for December 2017 was 77.9, which increased from the September 2017 revised reading of 76.1. The ISM PMI registered 59.7 in December; down slightly from the September 2017 reading of 60.8, but remaining above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
October 2017	77.4	58.7	104.6
November 2017	77.2	58.2	104.9
December 2017	77.9	59.7	105.0

The number of Company employees was 5,546 at December 31, 2017, 5,554 at June 30, 2017, and 5,525 at December 31, 2016. The number of operating facilities totaled 552 at December 31, 2017, 552 at June 30, 2017, and 554 at December 31, 2016.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2017 and 2016

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2017	2016
Net Sales	100.0%	100.0%	9.7%
Gross Profit	28.2%	28.4%	9.2%
Selling, Distribution & Administrative	21.2%	22.1%	5.2%
Operating Income	7.0%	6.2%	23.4%
Net Income	4.6%	4.0%	28.5%

During the quarter ended December 31, 2017, sales increased $59.1 million or 9.7% compared to the prior year quarter, with sales from acquisitions adding $5.7 million or 0.9% and favorable foreign currency translation accounting for an increase of $4.7 million or 0.8%. There were 61 selling days in both the quarters ended December 31, 2017 and 2016. Excluding the impact of businesses acquired and the impact of currency translation, sales increased $48.7 million or 8.0% during the quarter, of which 5.9% is from the Service Center Based Distribution segment, and 2.1% is from the Fluid Power Businesses segment.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $41.3 million or 8.0%. Acquisitions within this segment increased sales by $0.9 million or 0.2%, and favorable foreign currency translation increased sales by $4.7 million or 0.9%. Excluding the impact of businesses acquired and the impact of currency translation, sales increased $35.7 million or 6.9%.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $17.8 million or 19.0%. Acquisitions within this segment increased sales by $4.8 million or 5.1%. Excluding the impact of businesses acquired, sales increased $13.0 million or 13.9%.

Sales in our U.S. operations were up $48.5 million or 9.5% as acquisitions added $4.8 million or 0.9%. Excluding the impact of businesses acquired, U.S. sales were up $43.7 million or 8.6%. Sales from our Canadian operations increased $5.3 million or 8.5%, and favorable foreign currency translation increased Canadian sales of $3.3 million or 5.2%. Excluding the impact of foreign currency translation, Canadian sales increased $2.0 million or 3.3%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore increased $5.3 million or 14.2% compared to the same quarter in the prior year. Acquisitions added sales of $0.9 million or 2.3% and favorable foreign currency translation increased other country sales by $1.4 million or 3.8%. Excluding the impact of businesses acquired and the impact of currency translation, other country sales were up $3.0 million or 8.1% compared to the same quarter in the prior year driven by an increase from operations of 6.0%; two additional sales days in Mexico accounted for an increase of 2.1%.

During the quarter ended December 31, 2017, industrial products and fluid power products accounted for 72.1% and 27.9%, respectively, of sales as compared to 73.1% and 26.9%, respectively, for the same period in the prior year.

Our gross profit margin was 28.2% for the quarter ended December 31, 2017 compared to 28.4% for the quarter ended December 31, 2016. The gross profit margin was unfavorably impacted by 28 bps as a result of LIFO expense recorded during the quarter ended December 31, 2017 compared to LIFO income recorded in the quarter ended December 31, 2016.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.2% of sales in the quarter ended December 31, 2017 compared to 22.1% in the prior year quarter. SD&A increased $7.0 million or 5.2% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

quarter ended December 31, 2017 by $1.1 million or 0.8% compared to the prior year quarter. SD&A from businesses acquired added $1.1 million or 0.8% of SD&A expenses, none of which is associated with intangibles amortization. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $4.8 million or 3.6% during the quarter ended December 31, 2017 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $4.1 million during the quarter ended December 31, 2017 compared to the prior year quarter as a result of merit increases and improved Company performance. All other expenses within SD&A were up $0.7 million, and included $0.4 million of non-routine costs related to the FCX acquisition.

Operating income increased $8.9 million or 23.4% and as a percent of sales increased to 7.0% from 6.2% during the same quarter in the prior year.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 5.4% in the current year quarter from 4.3% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power Business segment increased to 12.4% in the current year quarter from 10.3% in the prior year quarter. These increases are due to the positive leveraging impact from the increase in sales in the current year.

Other income, net in the quarter consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million, offset by $0.3 million net unfavorable foreign currency transaction losses and $0.1 million of net other periodic post-employment costs. During the prior year quarter, other income, net included $0.2 million net favorable foreign currency transaction gains and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million, offset by $0.2 million of net other periodic post-employment costs and $0.1 million of expense from other items.

The effective income tax rate was 30.6% for the quarter ended December 31, 2017 compared to 32.7% for the quarter ended December 31, 2016. The decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduces the Company's U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. This resulted in a blended statutory rate for the Company for fiscal 2018, which was 28.06% for the quarter ended December 31, 2017. Overall, the Act resulted in a net tax benefit of $2.0 million. The corporate income tax rate change had a favorable impact to the Company of $5.9 million, which was offset by income tax expense of $3.9 million accounting for the one-time transition tax related to the Company's undistributed foreign earnings. During the quarter ended December 31, 2016, $0.6 million of net excess tax benefits resulting from stock-based compensation awards vesting and exercises were recognized as a reduction of income tax expense, which decreased the effective tax rate for the quarter ended December 31, 2016 by 1.6%. We expect our full year tax rate for fiscal 2018 to be in the 31.0% to 32.0% range.

As a result of the factors discussed above, net income increased $6.9 million or 28.5% compared to the prior year quarter. Net income per share was $0.79 per share for the quarter ended December 31, 2017, compared to $0.61 per share for the quarter ended December 31, 2016. Net income per share was also favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six months Ended December 31, 2017 and 2016

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2017	2016
Net Sales	100.0%	100.0%	9.3%
Gross Profit	28.3%	28.5%	8.6%
Selling, Distribution & Administrative	20.9%	21.9%	4.7%
Operating Income	7.3%	6.6%	21.3%
Net Income	4.8%	4.2%	25.7%

During the six months ended December 31, 2017, sales increased $114.9 million or 9.3% compared to the same period in the prior year, with sales from acquisitions adding $10.4 million or 0.8%, and favorable foreign currency translation accounting for an increase of $9.2 million or 0.7%. There were 124 selling days in the six months ended December 31, 2017 and 125 selling days in the six months ended December 31, 2016. Excluding the impact of businesses acquired and the impact of currency translation, sales were up $95.3 million or 7.8% during the period, of which 6.6% is from the Service Center Based Distribution segment and 2.1% is from the Fluid Power Businesses segment, offset by a 0.9% decrease due to one less sales day.

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $80.9 million or 7.8% during the six months ended December 31, 2017 from the same period in the prior year. Acquisitions within this segment increased sales by $1.6 million or 0.2%, and favorable foreign currency translation increased sales by $9.2 million or 0.9%. Excluding the impact of businesses acquired and the impact of currency translation, sales increased $70.1 million or 6.7%, driven by an increase of 7.6% from operations, offset by a 0.9% decrease due to one less sales day.

Sales from our Fluid Power Businesses segment, which operates primarily in OEM markets, increased $34.0 million or 17.9% during the six months ended December 31, 2017 from the same period in the prior year. Acquisitions within this segment increased sales by $8.8 million or 4.6%. Excluding the impact of businesses acquired, sales increased $25.2 million or 13.3%, driven by an increase from operations of 14.3%, offset by a decrease of 1.0% due to one less sales day.

During the six months ended December 31, 2017, sales in our U.S. operations were up $92.7 million or 9.0%, while acquisitions added $8.8 million or 0.8%. Excluding the impact of businesses acquired, U.S. sales were up $83.9 million or 8.2%, of which 9.0% is growth from operations, offset by a 0.8% decrease due to one less sales day. Sales from our Canadian operations increased $9.5 million or 7.6%, and favorable foreign currency translation increased Canadian sales by $5.8 million or 4.6%. Excluding the impact of foreign currency translation, Canadian sales were up $3.7 million or 3.0%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore increased $12.7 million or 16.7% compared to the same period in the prior year. Acquisitions added sales of $1.6 million or 2.2% and favorable foreign currency translation increased other country sales by $3.4 million or 4.5%. Excluding the impact of businesses acquired and the impact of currency translation, other country sales were up $7.7 million or 10.0% during the period.

During the six months ended December 31, 2017, industrial products and fluid power products accounted for 72.9% and 27.1%, respectively, of sales as compared to 72.8% and 27.2% respectively, for the same period in the prior year.

Our gross profit margin for the period was 28.3% compared to 28.5% in the prior year period. The gross profit margin was unfavorably impacted by 21 bps as a result of LIFO expense recorded during the six months ended December 31, 2017 compared to LIFO income recorded during the six months ended December 31, 2016.

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 20.9% of sales for the six months ended December 31, 2017, compared to 21.9% of sales for the prior year period. SD&A increased $12.7 million or 4.7% compared to the prior year period. Changes in foreign currency exchange rates had the effect of increasing SD&A during

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the six months ended December 31, 2017 by $2.1 million or 0.8% compared to the prior year period. SD&A from businesses acquired added $2.0 million or 0.7% of SD&A expenses, none of which is associated with intangibles amortization. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $8.6 million or 3.2% during the six months ended December 31, 2017 compared to the same period in the prior year. Excluding the impact of acquisitions, total compensation increased $7.9 million for the six months ended December 31, 2017 compared to the prior year period as a result of merit increases and improved Company performance. All other expenses within SD&A were up $0.7 million, and included $0.4 million of non-routine costs related to the FCX acquisition.

Operating income increased $17.3 million or 21.3%, and as a percent of sales increased to 7.3% from 6.6% in the prior year period.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 5.7% in the current year period from 4.7% in the prior year period. Operating income as a percentage of sales for the Fluid Power Business segment increased to 12.1% in the current year period from 10.7% in the prior year period. These increases are due to the positive leveraging impact from the increase in sales in the current year period.

Other income, net was $0.7 million in the six months ended December 31, 2017 which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million and by net favorable foreign currency transaction gains of $0.1 million, offset by $0.1 million of net other periodic post-employment costs. During the prior year period, other income, net was $0.2 million, which included net favorable foreign currency transaction gains of $0.3 million and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million, offset by $0.4 million of net other periodic post-employment costs and $0.1 million of expense from other items.

The effective income tax rate was 31.9% for the six months ended December 31, 2017 compared to 33.4% for the prior year period ended December 31, 2016. The decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. This resulted in a blended statutory rate for the Company for fiscal 2018, which is 28.06% for the six months ended December 31, 2017. Overall, the Act resulted in a net tax benefit of $2.0 million. The corporate income tax rate change had a favorable impact to the Company of $5.9 million, which was offset by income tax expense of $3.9 million accounting for the one-time transition tax related to the Company's undistributed foreign earnings. During the six months ended December 31, 2016, $0.7 million of net excess tax benefits, resulting from stock-based compensation awards vesting and exercises, were recognized as a reduction of income tax expense, which decreased the effective income tax rate for the six months ended December 31, 2016 by 0.9%. We expect our full year tax rate for fiscal 2018 to be in the 31.0% to 32.0% range.

As a result of the factors addressed above, net income increased $13.2 million compared to the prior year period. Net income per share was $1.65 per share for the six months ended December 31, 2017 compared to $1.31 per share in the prior year period. Net income per share was also favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2017, we had $313.3 million in outstanding borrowings. At June 30, 2017, we had $292.0 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, and cash provided from operations, will be sufficient to finance normal working capital needs, payment of dividends, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at December 31, 2017 was $631.9 million, compared to $572.8 million at June 30, 2017. The current ratio was 3.3 to 1 at December 31, 2017 and 2.8 to 1 at June 30, 2017.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2017	2016
Operating Activities	$21,184	$45,658
Investing Activities	(15,878)	(4,062)
Financing Activities	(25,645)	(37,021)
Exchange Rate Effect	606	(1,579)
(Decrease) Increase in Cash and Cash Equivalents	$(19,733)	$2,996

Net cash provided by operating activities was $21.2 million for the six months ended December 31, 2017 as compared to $45.7 million provided by operating activities in the prior period. The decrease in cash provided by operating activities during the six months ended December 31, 2017 is related to increased working capital levels due to increasing sales compared to the prior period.

Net cash used in investing activities during the six months ended December 31, 2017 is more than the prior period as $5.0 million was used for the current period acquisition, while there were no acquisitions in the prior year period. Further, there was $4.8 million more spent on property purchases in the current year period primarily due to an increase in expenditures for building improvements and shop equipment, primarily attributable to the relocation and expansion of capacity related to our MSS business.

Net cash used by financing activities was $25.6 million for the six months ended December 31, 2017 versus $37.0 million in the prior period. The decrease in cash used in financing activities is primarily due to $23.0 million of borrowings on the revolver during the six months ended December 31, 2017. We had $21.3 million of net borrowings in the current period compared to $0.7 million of net debt payments in the prior year period. Also, cash was used in the current period for the purchase of treasury shares in the amount of $22.8 million and dividends paid in the amount of $22.6 million. In the prior period, $5.5 million of cash was used for the purchase of treasury shares and $21.9 million of cash was used for the payment of dividends. Further, $0.3 million of cash was used in the current period to make acquisition holdback payments, while $7.1 million was used in the prior year period.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 145,800 shares of treasury stock on the open market in the three months ended December 31, 2017 for $9.0 million. During the six months ended December 31, 2017 we acquired 393,300 shares of treasury stock for $22.8 million. At December 31, 2017, we had authorization to repurchase an additional 1,056,700 shares. During the six months ended December 31, 2016, we acquired 117,500 shares of treasury stock on the open market for $5.5 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
In December 2015, the Company entered into a five-year credit facility with a group of banks expiring in December 2020. This agreement provides for a $125.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.09% to 0.175% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2017 and June 30, 2017, the Company had $118.8 million and $120.3 million, respectively, outstanding under the term loan. At December 31, 2017, the Company had $23.0 million outstanding under the revolver. No amount was outstanding under the revolver at June 30, 2017. Unused lines under this facility, net of outstanding letters of credit of $2.5 million and $2.4 million to secure certain insurance obligations, totaled $224.5 million and $247.6 million at December 31, 2017 and June 30, 2017, respectively, and are available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 2.63% as of December 31, 2017 and 2.25% as of June 30, 2017. The weighted average interest rate on the revolving credit facility outstanding was 3.60% as of December 31, 2017.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of December 31, 2017 and June 30, 2017, in order to secure certain insurance obligations.

At December 31, 2017 and June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of December 31, 2017, $50.0 million in additional financing was available under this facility.

In April 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2017 and June 30, 2017, $1.6 million and $1.7 million was outstanding, respectively.

The revolving credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2017, the most restrictive of these covenants required that the Company have net indebtedness less than 3.25 times consolidated income before interest, taxes, depreciation and amortization. At December 31, 2017, the Company's indebtedness was less than two times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at December 31, 2017.

Accounts Receivable Analysis
The following tables are included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	December 31,	June 30,
	2017	2017
Accounts receivable, gross	$403,356	$400,559
Allowance for doubtful accounts	9,650	9,628
Accounts receivable, net	$393,706	$390,931
Allowance for doubtful accounts, % of gross receivables	2.4%	2.4%

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Provision for losses on accounts receivable	$372	$529	$1,091	$1,391
Provision as a % of net sales	0.06%	0.09%	0.08%	0.11%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

On a consolidated basis, DSO was 53.1 at December 31, 2017 versus 51.6 at June 30, 2017. Accounts receivable increased 0.7% this year, compared to a 9.3% increase in sales in the six months ended December 31, 2017.

Approximately 3.0% of our accounts receivable balances are more than 90 days past due at December 31, 2017 compared to 1.7% at June 30, 2017 due to increases in our Service Center Based Distribution segment. On an overall basis, our provision for losses from uncollected receivables represents 0.08% of our sales in the six months ended December 31, 2017, and the provision for losses from uncollected receivables represents 0.06% of sales for the three months ended December 31, 2017. Historically, this percentage is around 0.10% to 0.15%. The decrease in the provision as a percentage of sales for the six months ended December 31, 2017 is the result of recoveries of amounts reserved for in the prior year periods for our subsidiaries focused on upstream oil and gas customers, in conjunction with the recovery of the energy markets in the U.S. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended December 31, 2017 was 3.8 compared to 3.7 for the period ended June 30, 2017.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at December 31, 2017.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to the security of those systems and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, and international trade; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations.
In addition, please review the various risk factors relating to the pending FCX acquisition discussed in Part II, Item 1A of this Form 10-Q. We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2017.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the six months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The factors below should be read in conjunction with those factors described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, which information is incorporated here by reference.

Acquisition of FCX Performance

We reported in our Current Report on Form 8-K filed January 9, 2018 that we entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which we will acquire all of the issued and outstanding shares of FCX Performance, Inc. (“FCX”) for an aggregate purchase price of $768.0 million, subject to certain adjustments and holdbacks. Terms and conditions of the Agreement, which was filed as Exhibit 10.1 to the Current Report, are incorporated here by reference. We anticipate the acquisition will close January 31, 2018, as the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

Acquiring other businesses, including the acquisition of FCX, involves various risks, including exposure to unknown or contingent liabilities of the target company; diversion of our management’s time and attention; significant integration risk with respect to employees, accounting systems, and technology platforms; our inability to realize anticipated revenue, cost benefits and synergies; and, the possible loss of key employees, vendors and customers of the target company. In addition, the acquisition of FCX will require the payment of a premium and the incurrence of substantial indebtedness. Therefore, some dilution of our tangible book value and net income per common share could occur in connection with the acquisition of FCX and any future transaction.

We may not be able to complete the acquisition of FCX. The closing of the acquisition is subject to a number of conditions to the parties’ obligation to close the acquisition, including that no court or other governmental entity shall have issued, enacted, entered, promulgated or enforced any law or order ultimately and finally restraining, enjoining or otherwise prohibiting the transactions contemplated by the Agreement. The conditions to the closing of the acquisition of FCX may not be fulfilled in a timely manner or at all, and, accordingly, the acquisition may not be completed. In addition, the parties can mutually decide or either party may unilaterally decide to terminate the Agreement in certain other circumstances.

We may not realize the growth opportunities and cost synergies that are anticipated from the acquisition of FCX.  The benefits that are expected to result from the acquisition of FCX will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on a number of factors. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as FCX. The process of integrating operations could cause an interruption of, or loss of momentum in, our activities or the activities of the FCX business. Members of our senior management may be required to devote considerable time to this integration process, which will decrease the time they will have to manage our other operations, service existing customers, and attract new business. If senior management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate FCX. The failure to do so could have a material adverse effect on our business, financial condition, or results of operations.

Even if we are able to integrate FCX successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from the acquisition, and we cannot guarantee these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of FCX. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the acquisition may be offset by costs incurred to integrate the business or delays in the integration process. In addition, the overall integration may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other relationships, and loss of key employees, any of which may adversely affect our business, financial position or results of operations and may cause our stock price to decline.

We will incur a substantial amount of debt to complete the acquisition of FCX. To service our debt, we will require a significant amount of cash that may limit our ability to pay dividends, repurchase our shares or complete other acquisitions or strategic initiatives.  In connection with the acquisition of FCX, we intend to enter into a new credit facility pursuant to which we anticipate incurring approximately $780.0 million in term loan indebtedness and approximately $250.0 million in revolving indebtedness. This indebtedness will substantially increase our leverage and will require substantial future principal and interest payments. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. This additional leverage may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares in the future, complete other acquisitions or strategic initiatives and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to businesses in our industry that have lower levels of indebtedness. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our additional indebtedness may adversely affect our business, financial position or results of operations and may cause our stock price to decline.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2017 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 to October 31, 2017	6,300	$63.02	6,300	1,196,200
November 1, 2017 to November 30, 2017	139,500	$61.79	139,500	1,056,700
December 1, 2017 to December 31, 2017	0	0	0	1,056,700
Total	145,800	$61.84	145,800	1,056,700

(1)
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 26, 2018	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 26, 2018	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer