Form 10-Q
period 2018-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2018-04-27
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2018
OR

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
There were 38,696,319 (no par value) shares of common stock outstanding on April 13, 2018.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net Sales	$827,665	$679,304	$2,175,553	$1,912,275
Cost of Sales	588,141	488,502	1,555,245	1,370,687
Gross Profit	239,524	190,802	620,308	541,588
Selling, Distribution and Administrative, including depreciation	183,080	145,134	465,312	414,645
Operating Income	56,444	45,668	154,996	126,943
Interest Expense, net	8,216	2,165	12,521	6,411
Other (Income) Expense, net	(1,291)	154	(2,022)	(54)
Income Before Income Taxes	49,519	43,349	144,497	120,586
Income Tax Expense	12,927	13,855	43,234	39,636
Net Income	$36,592	$29,494	$101,263	$80,950
Net Income Per Share - Basic	$0.95	$0.76	$2.61	$2.08
Net Income Per Share - Diluted	$0.93	$0.75	$2.58	$2.06
Cash dividends per common share	$0.30	$0.29	$0.88	$0.85
Weighted average common shares outstanding for basic computation	38,674	38,999	38,775	39,009
Dilutive effect of potential common shares	612	463	497	375
Weighted average common shares outstanding for diluted computation	39,286	39,462	39,272	39,384
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net income per the condensed statements of consolidated income	$36,592	$29,494	$101,263	$80,950

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(353)	8,132	1,775	(4,147)
Postemployment benefits:
Reclassification of net actuarial (gains) losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(19)	125	(55)	377
Unrealized (loss) gain on investment securities available for sale	(3)	11	39	77
Total of other comprehensive (loss) income, before tax	(375)	8,268	1,759	(3,693)
Income tax expense related to items of other comprehensive income	11	58	57	173
Other comprehensive (loss) income, net of tax	(386)	8,210	1,702	(3,866)
Comprehensive income, net of tax	$36,206	$37,704	$102,965	$77,084
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2018	June 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$43,523	$105,057
Accounts receivable, less allowances of $11,540 and $9,628	533,533	390,931
Inventories	432,449	345,145
Other current assets	41,735	41,409
Total current assets	1,051,240	882,542
Property, less accumulated depreciation of $172,263 and $166,143	121,858	108,068
Identifiable intangibles, net	448,089	163,562
Goodwill	629,783	206,135
Other assets	21,353	27,288
TOTAL ASSETS	$2,272,323	$1,387,595
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$217,852	$180,614
Current portion of long-term debt	19,182	4,814
Compensation and related benefits	67,994	58,785
Other current liabilities	64,936	65,540
Total current liabilities	369,964	309,753
Long-term debt	1,017,327	286,769
Postemployment benefits	13,235	16,715
Other liabilities	65,769	29,102
TOTAL LIABILITIES	1,466,295	642,339
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 38,696 and 39,041 outstanding, respectively	10,000	10,000
Additional paid-in capital	167,848	164,655
Retained earnings	1,112,136	1,033,751
Treasury shares—at cost (15,517 and 15,172 shares)	(403,956)	(381,448)
Accumulated other comprehensive loss	(80,000)	(81,702)
TOTAL SHAREHOLDERS’ EQUITY	806,028	745,256
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,272,323	$1,387,595
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$101,263	$80,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	12,721	11,364
Amortization of intangibles	21,326	18,387
Unrealized foreign exchange transactions (gain) loss	(440)	499
Amortization of stock options and appreciation rights	1,479	1,533
Gain on sale of property	(246)	(1,540)
Other share-based compensation expense	3,481	2,836
Changes in operating assets and liabilities, net of acquisitions	(91,642)	(36,375)
Other, net	(64)	852
Net Cash provided by Operating Activities	47,878	78,506
Cash Flows from Investing Activities
Property purchases	(17,898)	(11,787)
Proceeds from property sales	714	2,724
Acquisition of businesses, net of cash acquired	(778,149)	(2,778)
Net Cash used in Investing Activities	(795,333)	(11,841)
Cash Flows from Financing Activities
Net borrowings under revolving credit facility	87,500	(4,000)
Long-term debt borrowings	780,000	—
Long-term debt repayments	(120,488)	(2,514)
Debt issuance costs	(3,298)	—
Purchases of treasury shares	(22,778)	(8,242)
Dividends paid	(34,190)	(33,236)
Acquisition holdback payments	(318)	(7,694)
Taxes paid for shares withheld	(1,498)	(3,373)
Exercise of stock options and appreciation rights	5	306
Net Cash provided by (used in) Financing Activities	684,935	(58,753)
Effect of Exchange Rate Changes on Cash	986	(460)
(Decrease) increase in Cash and Cash Equivalents	(61,534)	7,452
Cash and Cash Equivalents at Beginning of Period	105,057	59,861
Cash and Cash Equivalents at End of Period	$43,523	$67,313
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2018, and the results of its operations for the three and nine month periods ended March 31, 2018 and 2017 and its cash flows for the nine month periods ended March 31, 2018 and 2017, have been included. The condensed consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.

Operating results for the three and nine month periods ended March 31, 2018 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2018.

Change in Accounting Principle - Net Periodic and Post-retirement Benefit Costs

In March 2017, the FASB issued its final standard on improving the presentation of net periodic pension and postretirement benefit costs. This standard, issued as ASU 2017-07, requires that an employer report the service cost component for defined benefit plans and postretirement plans in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update is effective for annual financial statement periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company early adopted ASU 2017-07 in the first quarter of fiscal 2018. The impact of the adoption of this guidance resulted in the reclassification of the other components of net benefit cost from selling, distribution, and administrative expense to other (income) expense, net in the condensed statements of consolidated income, resulting in an increase to operating income. There is no impact to income before income taxes, net income, or net income per share. The amounts reclassified resulted in an increase in operating income of $201 and $602 for the three and nine months ended March 31, 2017, respectively.

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
The standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." In August 2015, the FASB issued ASU 2015-14 to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the update is effective for financial statement periods beginning after December 15, 2017 and may be adopted either retrospectively or on a modified retrospective basis. Early adoption is permitted, but not before financial statement periods beginning after December 15, 2016. In March 2016 the FASB issued ASU 2016-08 and ASU 2016-10, and in May 2016 the FASB issued ASU 2016-12, which clarify the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model. The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes, and financial statement disclosures. We have substantially completed an analysis of revenue streams at each of the business units and are evaluating the impact the

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

new standard will have on revenue recognition. The Company primarily sells purchased products and recognizes revenue at point of sale or delivery and the majority of its revenue will continue to be recognized at a point in time under the new standard. A small percentage of revenue will be recognized using an over time revenue recognition model. The Company plans to use the modified retrospective method of adoption, and will recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings as of July 1, 2018. The standard is not expected to have a material impact on the Company's consolidated financial statements. We do anticipate expanded disclosures on revenue in order to comply with the new ASU. The Company will continue to evaluate the impacts of the adoption of the standard and these assessments are subject to change.

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

In May 2017, the FASB issued its final standard on scope of modification accounting. This standard, issued as ASU 2017-09, provides guidance about which change to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This update is effective for annual and interim financial statement periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

In January 2018, the FASB issued its final standard on reporting comprehensive income. The standard, issued as ASU 2018-02, allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for annual and interim periods beginning

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

after December 15, 2018, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

2.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
FCX Acquisition
On January 31, 2018, the Company completed the acquisition of 100% of the outstanding shares of FCX Performance, Inc. ("FCX"), a Columbus, Ohio based distributor of specialty process flow control products and services. The total consideration transferred for the acquisition was $784,281, which was financed by cash-on-hand and a new credit facility comprised of a $780,000 Term Loan A and a $250,000 revolver, effective with the transaction closing. See note 4 Debt. As a distributor of highly engineered valves, instruments, pumps and lifecycle services to MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers across diverse industrial and process end markets, this business will be included in the Fluid Power & Flow Control Segment.
The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of FCX based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase accounting will be finalized within one year from the acquisition date.

FCX Acquisition
Cash	$11,146
Accounts receivable	82,666
Inventories	45,696
Other current assets	2,204
Property	8,512
Identifiable intangible assets	305,420
Goodwill	420,953
Other assets	823
Total assets acquired	877,420
Accounts payable and accrued liabilities	49,338
Other liabilities	803
Deferred tax liabilities	42,998
Net assets acquired	$784,281
The goodwill recognized is attributable primarily to expected synergies and other benefits that the Company believes will result from the acquisition of FCX.
Net sales, operating income and net income from the FCX acquisition included in the Company’s results since January 31, 2018, the date of the acquisition, are as follows:

January 31, 2018 to March 31, 2018
Net sales	$100,368
Operating income	$6,945
Net income	$4,922
The company incurred $2,916 in third-party costs during the nine months ended March 31, 2018 pertaining to the acquisition of FCX. These costs are included in selling, distribution and administration expense in the condensed statements of consolidated income for the nine months ended March 31, 2018.
The following unaudited pro forma consolidated results of operations have been prepared as if the FCX acquisition (including the related acquisition costs) had occurred at the beginning of fiscal 2017:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
Pro forma	2018	2017	2018	2017
Sales	$866,818	$764,999	$2,432,709	$2,167,280
Operating income	55,950	46,917	156,267	131,616
Net income	35,577	26,153	107,738	71,577
Diluted net income per share	$0.91	$0.66	$2.74	$1.82
These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets had been applied as of July 1, 2016. In addition, pro forma adjustments have been made for the interest expense that would have been incurred as a result of the indebtedness used to finance the acquisitions. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of FCX; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred as of the date indicated or that may result in the future.
Other Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of Diseño, Construcciones y Fabricaciones Hispanoamericanas, S.A. ("DICOFASA"), a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,395, and goodwill was $2,525 based upon estimated fair values at the acquisition date. The purchase price includes $906 of acquisition holdback payments. Due to changes in foreign currency exchange rates, the balance of $908 is included in other current liabilities and other liabilities on the condensed consolidated balance sheets as of March 31, 2018, which will be paid on the first three anniversaries of the acquisition with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2017 Acquisition
On March 3, 2017, the Company acquired substantially all of the net assets of Sentinel Fluid Controls ("Sentinel"), a distributor of hydraulic and lubrication components, systems and solutions operating from four locations. Sentinel is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $3,755, net tangible assets acquired were $3,130, and goodwill was $625 based upon estimated fair values at the acquisition date. The purchase price included $982 of acquisition holdback payments. The remaining balance of $807 will be paid plus interest at various times in the future and is included in other current liabilities and other liabilities on the condensed consolidated balance sheets as of March 31, 2018. The Company funded the amount paid for the acquisition at closing using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2017 and the nine month period ended March 31, 2018 are as follows:

	Service Centers	Fluid Power & Flow Control	Total
Balance at July 1, 2016	$198,486	$4,214	$202,700
Goodwill acquired during the period	3,220	625	3,845
Other, primarily currency translation	34	(444)	(410)
Balance at June 30, 2017	$201,740	$4,395	$206,135
Goodwill acquired during the period	2,525	420,953	423,478
Other, primarily currency translation	170	—	170
Balance at March 31, 2018	$204,435	$425,348	$629,783

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

The Company has six (6) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2018.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 30% as of January 1, 2018. The fair values of the reporting units in accordance with the goodwill impairment test were determined using the Income and Market approaches.  The Income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors. The Market approach utilizes an analysis of comparable publicly traded companies.

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

At March 31, 2018 and June 30, 2017, accumulated goodwill impairment losses, subsequent to fiscal year 2002, totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power & Flow Control segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2018	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$467,938	$117,213	$350,725
Trade names	114,563	22,372	92,191
Vendor relationships	11,503	7,223	4,280
Non-competition agreements	3,552	2,659	893
Total Identifiable Intangibles	$597,556	$149,467	$448,089

June 30, 2017	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$235,009	$102,414	$132,595
Trade names	43,873	19,295	24,578
Vendor relationships	14,152	9,141	5,011
Non-competition agreements	3,788	2,410	1,378
Total Identifiable Intangibles	$296,822	$133,260	$163,562

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the nine month period ended March 31, 2018, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$234,370	20
Trade names	71,050	10
Total Intangibles Acquired	$305,420	17.7

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2018) for the next five years is as follows: $11,900 for the remainder of 2018, $46,600 for 2019, $45,100 for 2020, $42,700 for 2021, $40,300 for 2022 and $37,800 for 2023.

4.     DEBT

Revolving Credit Facility & Term Loan
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2018, the Company had $780,000 outstanding under the term loan and $87,500 outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $3,637 to secure certain insurance obligations, totaled $158,863 at March 31, 2018, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of March 31, 2018 was 3.69%. The weighted average interest rate on the amount outstanding under the revolving credit facility as of March 31, 2018 was 3.49%.

The new credit facility replaced the Company's previous credit facility agreement. At June 30, 2017, the Company had $120,313 outstanding under the term loan in the previous credit facility agreement, which carried a variable interest rate tied to LIBOR and was 2.25% as of June 30, 2017. No amount was outstanding under the revolver as of June 30,

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

2017. Unused lines under this facility, net of outstanding letters of credit of $2,441 to secure certain insurance obligations, totaled $247,559 at June 30, 2017.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with either revolving credit agreement, in the amount of $2,698 as of March 31, 2018 and June 30, 2017, in order to secure certain insurance obligations.

Other Long-Term Borrowings
At March 31, 2018 and June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. Fees on this facility range from 0.25% to 1.25% per year based upon the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of March 31, 2018, $50,000 in additional financing was available under this facility.

In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2018 and June 30, 2017, $1,496 and $1,669 was outstanding, respectively.

Unamortized debt issue costs of $551 and $105 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017, respectively. Unamortized debt issue costs of $1,936 and $294 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2017, respectively.

The new credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2018, the most restrictive of these covenants required that the Company have net indebtedness less than 4.25 times consolidated income before interest, taxes, depreciation and amortization. At March 31, 2018, the Company's indebtedness was less than 3.5 times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at March 31, 2018.

5.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2018 and June 30, 2017 totaled $10,051 and $10,481, respectively. These marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values are based upon quoted market prices in an active market (Level 1 in the fair value hierarchy).

The fair value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated its carrying value at both March 31, 2018 and June 30, 2017 (Level 2 in the fair value hierarchy).

The revolving credit facility and the term loan contain variable interest rates and their carrying values approximated fair value at both March 31, 2018 and June 30, 2017 (Level 2 in the fair value hierarchy).

6.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. During the nine months ended March 31, 2018, the Company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate from 35% to 21%. The rate change is administratively effective as of the beginning of our fiscal year, resulting in the Company using a blended statutory rate for the annual period of 28.06%. The corporate income tax rate change had a favorable impact to the Company of $8,823 for the nine months ended March 31, 2018.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.

Accordingly, as of March 31, 2018, we have not completed our accounting for the tax effects of the Act. However, we have made a reasonable estimate of the one-time transition tax and recognized a provisional tax liability of $3,936.

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

Overall, the Act resulted in a net tax benefit of $4,915. The net tax benefit of $2,952 and $4,915 for the quarter and nine months ending March 31, 2018, respectively, was recorded as a discrete tax benefit and is included as a component of income tax expense in the condensed statements of consolidated income.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive (Loss) Income

Changes in the accumulated other comprehensive (loss) income, are comprised of the following amounts shown net of taxes:

	Three Months Ended March 31, 2018
	Foreign currency translation adjustment	Unrealized gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$(77,355)	$35	$(2,294)	$(79,614)
Other comprehensive (loss) income	(378)	6	—	(372)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(14)	(14)
Net current-period other comprehensive (loss) income	(378)	6	(14)	(386)
Balance at March 31, 2018	$(77,733)	$41	$(2,308)	$(80,000)

	Three Months Ended March 31, 2017
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(93,964)	$11	$(3,669)	$(97,622)
Other comprehensive income	8,132	1	—	8,133
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	77	77
Net current-period other comprehensive income	8,132	1	77	8,210
Balance at March 31, 2017	$(85,832)	$12	$(3,592)	$(89,412)

	Nine Months Ended March 31, 2018
	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2017	$(79,447)	$21	$(2,276)	$(81,702)
Other comprehensive income	1,714	20	—	1,734
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(32)	(32)
Net current-period other comprehensive income (loss)	1,714	20	(32)	1,702
Balance at March 31, 2018	$(77,733)	$41	$(2,308)	$(80,000)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31, 2017
	Foreign currency translation adjustment	Unrealized loss on securities available for sale	Postemployment benefits	Total Accumulated other comprehensive income (loss)
Balance at July 1, 2016	$(81,685)	$(38)	$(3,823)	$(85,546)
Other comprehensive (loss) income	(4,147)	50	—	(4,097)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	231	231
Net current-period other comprehensive (loss) income	(4,147)	50	231	(3,866)
Balance at March 31, 2017	$(85,832)	$12	$(3,592)	$(89,412)

Other Comprehensive (Loss) Income

Details of other comprehensive (loss) income are as follows:

	Three Months Ended March 31,
	2018			2017
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(353)	$25	$(378)	$8,132	$—	$8,132
Postemployment benefits:
Reclassification of actuarial (gains) losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(19)	(5)	(14)	125	48	77
Unrealized gain on investment securities available for sale	(3)	(9)	6	11	10	1
Other comprehensive (loss) income	$(375)	$11	$(386)	$8,268	$58	$8,210

	Nine Months Ended March 31,
	2018			2017
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$1,775	$61	$1,714	$(4,147)	$—	$(4,147)
Postemployment benefits:
Reclassification of actuarial (gains) losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(55)	(23)	(32)	377	146	231
Unrealized gain on investment securities available for sale	39	19	20	77	27	50
Other comprehensive income (loss)	$1,759	$57	$1,702	$(3,693)	$173	$(3,866)

Anti-dilutive Common Stock Equivalents
In the three month period ended March 31, 2018, stock options and stock appreciation rights related to 67 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the three month period ended March 31, 2017, there were no anti-dilutive shares . In the nine month periods ended March 31, 2018 and 2017, stock options and stock appreciation rights related to 313 and 270

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

8.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic postemployment costs recognized for the Company’s postemployment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$31	$31	$5	$7
Interest cost	182	173	13	16
Expected return on plan assets	(118)	(115)	—	—
Recognized net actuarial loss (gain)	106	218	(39)	(45)
Amortization of prior service cost	7	22	(92)	(68)
Net periodic cost	$208	$329	$(113)	$(90)

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$93	$94	$14	$21
Interest cost	549	519	39	48
Expected return on plan assets	(355)	(345)	—	—
Recognized net actuarial loss (gain)	318	654	(116)	(136)
Amortization of prior service cost	21	65	(276)	(203)
Net periodic cost	$626	$987	$(339)	$(270)

In accordance with the Company's adoption of ASU 2017-07, the Company reports the service cost component of the net periodic post-employment costs in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic post-employment costs are presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Therefore, $36 and $38 and $107 and $115 of service costs are included in selling, distribution and administrative expense, and $59 and $201 and $180 and $602 of net other periodic post-employment costs are included in other income, net in the condensed statements of consolidated income for the three and nine months ended March 31, 2018 and 2017, respectively. The Company contributed $2,700 to its pension benefit plans and $143 to its retiree health care plans in the nine months ended March 31, 2018. Expected contributions for the remainder of fiscal 2018 are $120 for the pension benefit plans to fund scheduled retirement payments and $47 for retiree health care plans.

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

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment of $6,706 and $6,757, in the three months ended March 31,

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

2018 and 2017, respectively, and $18,461 and $17,285 in the nine months ended March 31, 2018 and 2017, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2018
Net sales	$601,214	$226,451	$827,665
Operating income for reportable segments	48,229	26,584	74,813
Depreciation and amortization of property	3,885	828	4,713
Capital expenditures	4,385	2,054	6,439

March 31, 2017
Net sales	$573,797	$105,507	$679,304
Operating income for reportable segments	36,042	12,268	48,310
Depreciation and amortization of property	3,650	227	3,877
Capital expenditures	3,228	1,849	5,077

Nine Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2018
Net sales	$1,725,734	$449,819	$2,175,553
Operating income for reportable segments	111,957	53,698	165,655
Assets used in business	1,202,593	1,069,730	2,272,323
Depreciation and amortization of property	11,356	1,365	12,721
Capital expenditures	14,754	3,144	17,898

March 31, 2017
Net sales	$1,617,361	$294,914	$1,912,275
Operating income for reportable segments	85,125	32,446	117,571
Assets used in business	1,184,150	162,541	1,346,691
Depreciation and amortization of property	10,674	690	11,364
Capital expenditures	9,496	2,291	11,787

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Operating income for reportable segments	$74,813	$48,310	$165,655	$117,571
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,311	4,714	13,248	14,312
Intangible amortization—Fluid Power & Flow Control	5,489	1,342	8,078	4,075
Corporate and other expense (income), net	8,569	(3,414)	(10,667)	(27,759)
Total operating income	56,444	45,668	154,996	126,943
Interest expense, net	8,216	2,165	12,521	6,411
Other (income) expense, net	(1,291)	154	(2,022)	(54)
Income before income taxes	$49,519	$43,349	$144,497	$120,586

The change in corporate and other income, net is due to changes in the amounts and levels of certain supplier support benefits as well as expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Net sales are presented in geographic areas based on the location of the facility shipping the product and are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Geographic Areas:
United States	$713,895	$572,685	$1,838,471	$1,604,594
Canada	68,112	65,527	202,408	190,312
Other countries	45,658	41,092	134,674	117,369
Total	$827,665	$679,304	$2,175,553	$1,912,275

Other countries consist of Mexico, Australia, New Zealand, and Singapore.

10.    OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$—	$(446)	$(784)	$(890)
Foreign currency transactions loss	130	544	79	202
Net other periodic post-employment costs	59	201	180	602
Life insurance (income) expense, net	(1,488)	(160)	(1,495)	32
Other, net	8	15	(2)	—
Total other (income) expense, net	$(1,291)	$154	$(2,022)	$(54)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

11.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to March 31, 2018 through the date the financial statements were issued.

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
Cleveland, Ohio

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2018, and the related condensed statements of consolidated income and consolidated comprehensive income for the three-month and nine-month periods ended March 31, 2018 and 2017, and consolidated cash flows for the nine-month periods ended March 31, 2018 and 2017. These interim financial statements are the responsibility of the Company’s management.

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
April 27, 2018

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

With more than 6,500 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading industrial distributor of bearings, power transmission products, engineered fluid power components, specialty flow control solutions, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial and fluid power applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2018, business was conducted in the United States, Canada, Mexico, Puerto Rico, Australia, New Zealand, and Singapore from 618 facilities.

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

On January 31, 2018, Applied completed the acquisition of all of the outstanding shares of FCX Performance, Inc. (“FCX”), a Columbus, Ohio based distributor of specialty process flow control products and services. At the time of closing, FCX operated 68 locations with approximately 1,000 employees. The total consideration transferred was approximately $784 million, which was financed by cash-on-hand and a new credit facility comprised of a $780 million Term Loan A and $250 million revolver, effective with the transaction closing.

Consolidated sales for the quarter ended March 31, 2018 increased $148.4 million or 21.8% compared to the prior year quarter, with the acquisitions of FCX, Sentinel, and DICOFASA increasing sales by $103.9 million or 15.3% and favorable foreign currency translation of $5.6 million increasing sales by 0.8%. Operating margin of 6.8% of sales was up from 6.7% of sales for the same quarter in the prior year. Net income of $36.6 million for the quarter ended March 31, 2018 increased 24.1% compared to the prior year quarter. Shareholders' equity was $806.0 million at March 31, 2018, up from the June 30, 2017 level of $745.3 million. The current ratio was 2.8 to 1 at March 31, 2018 and at June 30, 2017.

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

The MCU (total industry) and IP indices have increased since September 2017. The MCU for March 2018 was 78.0, which increased from the December 2017 revised reading of 77.3. The ISM PMI registered 59.3 in March; remaining stable with the December 2017 revised reading of 59.3, and remaining above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
January 2018	77.1	59.1	102.6
February 2018	77.7	60.8	104.1
March 2018	78.0	59.3	104.2

The number of Company employees was 6,558 at March 31, 2018, 5,554 at June 30, 2017, and 5,564 at March 31, 2017. The number of operating facilities totaled 618 at March 31, 2018, 552 at June 30, 2017, and 560 at March 31, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended March 31, 2018 and 2017

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2018	2017
Net Sales	100.0%	100.0%	21.8%
Gross Profit	28.9%	28.1%	25.5%
Selling, Distribution & Administrative	22.1%	21.4%	26.1%
Operating Income	6.8%	6.7%	23.6%
Net Income	4.4%	4.3%	24.1%

During the quarter ended March 31, 2018, sales increased $148.4 million or 21.8% compared to the prior year quarter, with sales from the acquisitions of FCX, Sentinel and DICOFASA adding $103.9 million or 15.3% and favorable foreign currency translation accounting for an increase of $5.6 million or 0.8%. There were 63.5 selling days in the quarter ended March 31, 2018 and 64 selling days in the quarter ended March 31, 2017. Excluding the impact of businesses acquired and the impact of currency translation, sales increased $38.9 million or 5.7% during the quarter, of which 3.8% is from the Service Center Based Distribution segment and 2.9% is from the Fluid Power & Flow Control segment; these were offset by a 1.0% decrease due to headwinds from one half less selling day.

The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Three months ended March 31,		Sales Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
Service Center Based Distribution	$601.2	$573.8	$27.4	$0.9	$5.6	$20.9
Fluid Power & Flow Control	226.5	105.5	121.0	103.0	—	18.0
Total	$827.7	$679.3	$148.4	$103.9	$5.6	$38.9

Sales from our Service Center Based Distribution segment increased $27.4 million or 4.8%. Acquisitions within this segment increased sales by $0.9 million or 0.2%, and favorable foreign currency translation increased sales by $5.6 million or 1.0%. Excluding the impact of businesses acquired and the impact of currency translation, sales increased $20.9 million or 3.6%, driven by an increase of 4.4% from operations, offset by a 0.8% decrease due to one half less sales day.

Sales from our Fluid Power & Flow Control segment increased $121.0 million or 114.6%, primarily due to acquisitions within this segment contributing sales of $103.0 million or 97.6%. Excluding the impact of businesses acquired, sales increased $18.0 million or 17.0%, driven by an increase from operations of 18.7%, offset by a decrease of 1.7% due to one half less sales day.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Three months ended March 31,		Sales Increase		Foreign Currency	Organic Change
Sales by Geographic Area	2018	2017		Acquisitions
United States	$713.9	$572.7	$141.2	$103.0	$—	$38.2
Canada	68.1	65.5	2.6	—	3.1	(0.5)
Other countries	45.7	41.1	4.6	0.9	2.5	1.2
Total	$827.7	$679.3	$148.4	$103.9	$5.6	$38.9

Sales in our U.S. operations were up $141.2 million or 24.7% as acquisitions added $103.0 million or 18.0%. Excluding the impact of businesses acquired, U.S. sales were up $38.2 million or 6.7% of which 7.7% is growth from operations, offset by a 1.0% decrease due to one half less sales day. Sales from our Canadian operations increased $2.6 million or 3.9%, and favorable foreign currency translation increased Canadian sales of $3.1 million or 4.7%. Excluding the impact of foreign currency translation, Canadian sales decreased $0.5 million or 0.8%. Consolidated sales from our other country operations increased $4.6 million or 11.1% compared to the same quarter in the prior year. Acquisitions added sales of $0.9 million or 2.3% and favorable foreign currency translation increased other country sales by $2.5 million or 6.0%. Excluding the impact of businesses acquired and the impact of currency translation, other country sales were up $1.2 million or 2.8%.

During the quarter ended March 31, 2018, industrial products and fluid power/flow control products accounted for 62.6% and 37.4%, respectively, of sales as compared to 70.5% and 29.5%, respectively, for the same period in the prior year.

Our gross profit margin was 28.9% for the quarter ended March 31, 2018 compared to 28.1% for the quarter ended March 31, 2017. The acquisition of FCX favorably impacted the gross profit margin by 56 basis points during the quarter ended March 31, 2018.

				Amount of change due to
	Three months ended March 31,		SD&A Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
SD&A	$183.1	$145.1	$38.0	$32.7	$1.3	$4.0

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 22.1% of sales in the quarter ended March 31, 2018 compared to 21.4% in the prior year quarter. SD&A increased $38.0 million or 26.1% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended March 31, 2018 by $1.3 million or 0.9% compared to the prior year quarter. SD&A from businesses acquired added $32.7 million or 22.5% of SD&A expenses, including $5.7 million of one-time costs and $4.2 million of intangibles amortization related to the FCX acquisition. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $4.0 million or 2.7% during the quarter ended March 31, 2018 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $5.6 million during the quarter ended March 31, 2018 compared to the prior year quarter as a result of merit increases and improved Company performance. All other expenses within SD&A were down $1.6 million.

Operating income increased $10.8 million or 23.6% and as a percent of sales increased to 6.8% from 6.7% during the same quarter in the prior year.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 8.0% in the current year quarter from 6.3% in the prior year quarter. This increase is due to the positive leveraging impact from the increase in sales in the current year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating income as a percentage of sales for the Fluid Power & Flow Control segment was 11.7% in the current year quarter and in the prior year quarter.

Other income, net in the quarter consists of life insurance income of $1.5 million, offset by $0.1 million net unfavorable foreign currency transaction losses and $0.1 million of net other periodic post-employment costs. During the prior year quarter, other expense, net included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million and life insurance income of $0.2 million, offset by $0.5 million net unfavorable foreign currency transaction losses and $0.2 million of net other periodic post-employment costs.

The effective income tax rate was 26.1% for the quarter ended March 31, 2018 compared to 32.0% for the quarter ended March 31, 2017. The decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduces the Company's U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. This resulted in a blended statutory rate for the Company for fiscal 2018, which was 28.06% for the quarter ended March 31, 2018. The Act resulted in a net tax benefit of $3.0 million for the quarter ended March 31, 2018, which primarily relates to the favorable impact of the corporate income tax rate change. During the quarter ended March 31, 2017, $1.3 million of net excess tax benefits resulting from stock-based compensation awards vesting and exercises were recognized as a reduction of income tax expense, which decreased the effective tax rate for the quarter ended March 31, 2017 by 2.9%. We expect our full year tax rate for fiscal 2018 to be in the 30.0% to 32.0% range.

As a result of the factors discussed above, net income increased $7.1 million or 24.1% compared to the prior year quarter. Net income per share was $0.93 per share for the quarter ended March 31, 2018, compared to $0.75 per share for the quarter ended March 31, 2017. Net income per share was also favorably impacted due to lower weighted average common shares outstanding.

Nine months Ended March 31, 2018 and 2017

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2018	2017
Net Sales	100.0%	100.0%	13.8%
Gross Profit	28.5%	28.3%	14.5%
Selling, Distribution & Administrative	21.4%	21.7%	12.2%
Operating Income	7.1%	6.6%	22.1%
Net Income	4.7%	4.2%	25.1%

During the nine months ended March 31, 2018, sales increased $263.3 million or 13.8% compared to the same period in the prior year, with sales from acquisitions adding $114.3 million or 6.0%, and favorable foreign currency translation accounting for an increase of $14.9 million or 0.8%. There were 187.5 selling days in the nine months ended March 31, 2018 and 189 selling days in the nine months ended March 31, 2017. Excluding the impact of businesses acquired and the impact of currency translation, sales were up $134.1 million or 7.0% during the period, of which 5.5% is from the Service Center Based Distribution segment and 2.5% is from the Fluid Power & Flow Control segment, offset by a 1.0% decrease due to one and a half less sales days.

The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Nine months ended March 31,		Sales Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
Service Center Based Distribution	$1,725.8	$1,617.4	$108.4	$2.6	$14.9	$90.9
Fluid Power & Flow Control	449.8	294.9	154.9	111.7	—	43.2
Total	$2,175.6	$1,912.3	$263.3	$114.3	$14.9	$134.1

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales from our Service Center Based Distribution segment increased $108.4 million or 6.7% during the nine months ended March 31, 2018 from the same period in the prior year. Acquisitions within this segment increased sales by $2.6 million or 0.2%, and favorable foreign currency translation increased sales by $14.9 million or 0.9%. Excluding the impact of businesses acquired and the impact of currency translation, sales increased $90.9 million or 5.6%, driven by an increase of 6.5% from operations, offset by a 0.9% decrease due to one and a half less sales days.

Sales from our Fluid Power & Flow Control segment increased $154.9 million or 52.5% during the nine months ended March 31, 2018 from the same period in the prior year. Acquisitions within this segment increased sales by $111.7 million or 37.9%. Excluding the impact of businesses acquired, sales increased $43.2 million or 14.6%, driven by an increase from operations of 15.8%, offset by a decrease of 1.2% due to one and a half less sales days.

The following table shows changes in our sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Nine months ended March 31,		Sales Increase		Foreign Currency	Organic Change
Sales by Geographic Area	2018	2017		Acquisitions
United States	$1,838.5	$1,604.6	$233.9	$111.7	$—	$122.2
Canada	202.4	190.3	12.1	—	8.9	3.2
Other countries	134.7	117.4	17.3	2.6	6.0	8.7
Total	$2,175.6	$1,912.3	$263.3	$114.3	$14.9	$134.1

During the nine months ended March 31, 2018, sales in our U.S. operations were up $233.9 million or 14.6%, while acquisitions added $111.7 million or 7.0%. Excluding the impact of businesses acquired, U.S. sales were up $122.2 million or 7.6%, of which 8.5% is growth from operations, offset by a 0.9% decrease due to one and a half less sales days. Sales from our Canadian operations increased $12.1 million or 6.4%, and favorable foreign currency translation increased Canadian sales by $8.9 million or 4.7%. Excluding the impact of foreign currency translation, Canadian sales were up $3.2 million or 1.7%. Consolidated sales from our other country operations increased $17.3 million or 14.7% compared to the same period in the prior year. Acquisitions added sales of $2.6 million or 2.2% and favorable foreign currency translation increased other country sales by $6.0 million or 5.1%. Excluding the impact of businesses acquired and the impact of currency translation, other country sales were up $8.7 million or 7.4% during the period.

During the nine months ended March 31, 2018, industrial products and fluid power/flow control products accounted for 68.7% and 31.3%, respectively, of sales as compared to 72.0% and 28.0% respectively, for the same period in the prior year.

Our gross profit margin for the period was 28.5% compared to 28.3% in the prior year period. The FCX acquisition favorably impacted the gross profit margin by 22 basis points during the nine months ended March 31, 2018.

				Amount of change due to
	Nine months ended March 31,		SD&A Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
SD&A	$465.3	$414.6	$50.7	$35.0	$3.4	$12.3

Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.4% of sales for the nine months ended March 31, 2018, compared to 21.7% of sales for the prior year period. SD&A increased $50.7 million or 12.2% compared to the prior year period. Changes in foreign currency exchange rates had the effect of increasing SD&A during the nine months ended March 31, 2018 by $3.4 million or 0.8% compared to the prior year period. SD&A from businesses acquired added $35.0 million or 8.5% of SD&A expenses, including $6.1 million of one-time costs and $4.2 million of intangibles amortization related to the FCX acquisition. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $12.3 million or 2.9% during the nine months ended March 31, 2018 compared to

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the same period in the prior year. Excluding the impact of acquisitions, total compensation increased $13.5 million for the nine months ended March 31, 2018 compared to the prior year period as a result of merit increases and improved Company performance. All other expenses within SD&A were down $1.2 million.

Operating income increased $28.1 million or 22.1%, and as a percent of sales increased to 7.1% from 6.6% in the prior year period.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 6.5% in the current year period from 5.3% in the prior year period. Operating income as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.9% in the current year period from 11.0% in the prior year period. These increases are due to the positive leveraging impact from the increase in sales in the current year period.

Other income, net was $2.0 million in the nine months ended March 31, 2018 which included life insurance income of $1.5 million and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million, which were offset by net unfavorable foreign currency transaction losses of $0.1 million and $0.2 million of net other periodic post-employment costs. During the prior year period, other income, net was $0.1 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.9 million, offset by $0.6 million of net other periodic post-employment costs and net unfavorable foreign currency transaction losses of $0.2 million.

The effective income tax rate was 29.9% for the nine months ended March 31, 2018 compared to 32.9% for the prior year period ended March 31, 2017. The decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. This resulted in a blended statutory rate for the Company for fiscal 2018, which is 28.06% for the nine months ended March 31, 2018. Overall, the Act resulted in a net tax benefit of $4.9 million for the nine months ended March 31, 2018. The corporate income tax rate change had a favorable impact to the Company of $8.8 million, which was offset by income tax expense of $3.9 million accounting for the one-time transition tax related to the Company's undistributed foreign earnings. During the nine months ended March 31, 2017, $2.0 million of net excess tax benefits, resulting from stock-based compensation awards vesting and exercises, were recognized as a reduction of income tax expense, which decreased the effective income tax rate for the nine months ended March 31, 2017 by 1.6%. We expect our full year tax rate for fiscal 2018 to be in the 30.0% to 32.0% range.

As a result of the factors addressed above, net income increased $20.3 million compared to the prior year period. Net income per share was $2.58 per share for the nine months ended March 31, 2018 compared to $2.06 per share in the prior year period. Net income per share was also favorably impacted due to lower weighted average common shares outstanding as a result of our share repurchase program.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2018, we had $1,039.0 million in outstanding borrowings. At June 30, 2017, we had $292.0 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, and cash provided from operations, will be sufficient to finance normal working capital needs, payment of dividends, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at March 31, 2018 was $681.3 million, compared to $572.8 million at June 30, 2017. Working capital increased $91.6 million due to the inclusion of FCX. The current ratio was 2.8 to 1 at March 31, 2018 and at June 30, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2018	2017
Operating Activities	$47,878	$78,506
Investing Activities	(795,333)	(11,841)
Financing Activities	684,935	(58,753)
Exchange Rate Effect	986	(460)
(Decrease) Increase in Cash and Cash Equivalents	$(61,534)	$7,452

Net cash provided by operating activities was $47.9 million for the nine months ended March 31, 2018 as compared to $78.5 million provided by operating activities in the prior period. The decrease in cash provided by operating activities during the nine months ended March 31, 2018 is related to increased working capital levels to support increased sales compared to the prior period.

Net cash used in investing activities during the nine months ended March 31, 2018 increased significantly from the prior period as $778.1 million was used for acquisitions in the current period, compared to $2.8 million for the acquisition in the prior year period. Further, there was $6.1 million more spent on property purchases in the current year period primarily due to an increase in expenditures for building improvements and shop equipment, primarily attributable to the relocation and expansion of capacity related to our MSS business.

Net cash provided by financing activities was $684.9 million for the nine months ended March 31, 2018 versus net cash used by financing activities of $58.8 million in the prior period. The change in cash provided by financing activities is primarily due to $867.5 million of borrowings from the new credit facility, offset by $120.4 million of debt repayments of the old credit facility during the nine months ended March 31, 2018 compared to $6.5 million of net debt payments in the prior year period. Also, cash was used in the current period for the purchase of treasury shares in the amount of $22.8 million and dividends paid in the amount of $34.2 million. In the prior period, $8.2 million of cash was used for the purchase of treasury shares and $33.2 million of cash was used for the payment of dividends. Further, $0.3 million of cash was used in the current period to make acquisition holdback payments, while $7.7 million was used in the prior year period.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. No shares of treasury stock were acquired on the open market in the three months ended March 31, 2018. During the nine months ended March 31, 2018 we acquired 393,300 shares of treasury stock for $22.8 million. At March 31, 2018, we had authorization to repurchase an additional 1,056,700 shares. During the nine months ended March 31, 2017, we acquired 162,500 shares of treasury stock on the open market for $8.2 million.

Borrowing Arrangements
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2018, the Company had $780.0 million outstanding under the term loan and $87.5 million outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $3.6 million to secure certain insurance obligations, totaled $158.9 million at March 31, 2018, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of March 31, 2018 was 3.69%. The weighted average interest rate on the revolving credit facility outstanding as of March 31, 2018 was 3.49%.

The new credit facility replaced the Company's previous credit facility agreement. At June 30, 2017, the Company had $120.3 million outstanding under the term loan in the previous credit facility agreement, which carried a variable interest rate tied to LIBOR and was 2.25% as of June 30, 2017. No amount was outstanding under the revolver as of June 30, 2017. Unused lines

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

under this facility, net of outstanding letters of credit of $2.4 million to secure certain insurance obligations, totaled $247.6 million at June 30, 2017.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of March 31, 2018 and June 30, 2017, in order to secure certain insurance obligations.

At March 31, 2018 and June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. Fees on this facility range from 0.25% to 1.25% per year based upon the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021 and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of March 31, 2018, $50.0 million in additional financing was available under this facility.

In April 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2018 and June 30, 2017, $1.5 million and $1.7 million was outstanding, respectively.

The new credit facility and unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2018, the most restrictive of these covenants required that the Company have net indebtedness less than 4.25 times consolidated income before interest, taxes, depreciation and amortization. At March 31, 2018, the Company's indebtedness was less than 3.5 times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at March 31, 2018.

Accounts Receivable Analysis
The following tables are included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	March 31,	June 30,
	2018	2017
Accounts receivable, gross	$545,073	$400,559
Allowance for doubtful accounts	11,540	9,628
Accounts receivable, net	$533,533	$390,931
Allowance for doubtful accounts, % of gross receivables	2.1%	2.4%

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Provision for losses on accounts receivable	$587	$533	$1,678	$1,924
Provision as a % of net sales	0.07%	0.08%	0.08%	0.10%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 58.0 at March 31, 2018 versus 51.6 at June 30, 2017. The inclusion of FCX increased the Company's DSO by 3.5 days. Accounts receivable increased 36.5% this year, of which 21.1% is accounts receivable for FCX. The remaining increase is due to an increase in sales excluding FCX for the nine months ended March 31, 2018.

Approximately 2.1% of our accounts receivable balances are more than 90 days past due at March 31, 2018 compared to 1.7% at June 30, 2017 due to increases in our Service Center Based Distribution segment. On an overall basis, our provision for losses from uncollected receivables represents 0.08% of our sales in the nine months ended March 31, 2018, and the provision for losses from uncollected receivables represents 0.07% of sales for the three months ended March 31, 2018. Historically, this percentage is around 0.10% to 0.15%. The decrease in the provision as a percentage of sales for the nine months ended March 31, 2018 is the result of recoveries of amounts reserved for in the prior year periods for our subsidiaries focused on

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

upstream oil and gas customers, in conjunction with the recovery of the energy markets in the U.S. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended March 31, 2018 was 3.9 compared to 3.7 for the period ended June 30, 2017.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2018.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to the security of those systems and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; the volatility of our stock price and the resulting impact on our consolidated financial statements; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, and international trade, such as recent tariffs and proposed tariffs on imports; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations.
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2017.
In addition, please review the various risk factors specific to the recently completed FCX acquisition, and our incurrence of debt to complete the acquisition, discussed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

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
Changes in Internal Control Over Financial Reporting
On January 31, 2018, the Company completed the acquisition of FCX Performance, Inc ("FCX"). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of March 31, 2018 did not include the internal control over financial reporting of FCX. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include FCX's operations.
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider risk factors described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, and the Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (except for the risk factor relating to our ability to complete the acquisition of FCX Performance, Inc., which acquisition closed on January 31, 2018). This information, discussing risks that could materially affect our business, financial condition, or results of operations, is incorporated here by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2018 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 to January 31, 2018	103	$70.54	0	1,056,700
February 1, 2018 to February 28, 2018	0	$0.00	0	1,056,700
March 1, 2018 to March 31, 2018	0	$0.00	0	1,056,700
Total	103	$70.54	0	1,056,700

(1)	During the quarter the Company purchased 103 shares in connection with the Deferred Compensation Plan.

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through January 31, 2018, between Applied Industrial Technologies, Inc. and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), conformed to show all amendments (filed as Exhibit 10.2 to the Company's Form 8-K filed February 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.3
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed July 2, 2014, SEC File No. 1-2299, and incorporated here by reference).

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

4.5
Credit Agreement dated as of January 31, 2018, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 10.1 to the Company's Form 8-K filed February 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

10.1	Restricted Stock Award Terms and Conditions (Directors)

10.2
Agreement and Plan of Merger by and among Applied Industrial Technologies, Inc., Fortress Merger Sub Holding LLC, Fortress Merger Sub LP, FCX Group Holdings, LP, FCX Group GP, LLC, and Harvest Partners, LP (filed as Exhibit 10.1 to the Company's Form 8-K filed January 9, 2018, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	April 27, 2018	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	April 27, 2018	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer