Form 10-K
period 2018-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2018-08-17
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018, or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2017): $2,604,976,726.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2018
Common Stock, without par value	38,721,431

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of Applied Industrial Technologies, Inc., to be held October 30, 2018, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
We are a leading distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, operating in North America, Australia, New Zealand, and Singapore. We serve MRO (maintenance, repair, and operations) and OEM (original equipment manufacturing) customers in virtually every industry. In addition, the Company provides engineering, design, and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services.
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
(b) Financial Information about Segments.
We have identified two reportable segments: service center based distribution; and fluid power and flow control.
The service center based distribution segment provides customers with a wide range of industrial products primarily through a network of service centers. The fluid power and flow control segment consists of specialized companies that distribute components, design and assemble equipment and systems, and perform equipment repair in their respective fields of expertise.
Segment financial information can be found in note 12 to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.
(c) Narrative Description of Business.
Overview. Our field operating structure is built on two platforms: service center based distribution; and fluid power and flow control.

•
Service Center Based Distribution. We distribute a wide range of industrial products through service centers across North America, Australia, and New Zealand. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs.

The service center based distribution business accounts for a majority of our field operations and 76.3% of our 2018 sales dollars.

The service center based distribution segment also includes operations specialized in serving customers in the upstream oil and gas industry; the Applied Maintenance Supplies & Solutions service offering; regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements; and rubber service field crews, which install and repair conveyor belts and rubber linings at customer locations.

•
Fluid Power and Flow Control. Our specialized fluid power and flow control businesses primarily market products and services to customers within the businesses' geographic regions. We serve customers purchasing for MRO needs as well as customers purchasing for OEM applications. In addition to distribution services, the businesses offer technical advice, broader system solutions, and other value-added services. The fluid power businesses design and assemble hydraulic and electro-hydraulic power units and control systems, electronic control systems, pneumatic and electro-pneumatic panels and sub-assemblies, fabricated aluminum assemblies, lubrication systems, hydraulic manifolds, and pump assemblies. They also perform equipment repairs. Flow control capabilities include the following: flow control system integration; valve, actuator, and pump repair; valve actuation; and process instrumentation.

Products. We are a leading distributor of products including bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies.
These products are generally supplied to us by manufacturers whom we serve as a non-exclusive distributor. The suppliers also may provide us product training, as well as sales and marketing support. Authorizations to represent particular suppliers and product lines may vary by geographic region, particularly for our fluid power and flow control businesses. We believe our supplier relationships are generally good, and many have existed for decades. The disruption of relationships with certain suppliers, or the disruption of their operations, could adversely affect our business.
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
Services. Our employees advise and assist customers in selecting and applying products, and in managing storeroom inventory. We consider this advice and assistance to be an integral part of our product sales efforts. Beyond logistical distribution services, we offer product and process solutions involving multiple technologies. These solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships.
Our service center sales employees include customer sales and service representatives and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make onsite calls to customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs. Account managers also measure and document the value of the cost savings and increased productivity we help generate. Specialists assist with applications in their areas of expertise.
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
In addition to our electronic capabilities, we publish a printed catalog, a comprehensive purchasing tool and resource guide for industrial and maintenance products (also available in a mobile-friendly digital version).
The Applied Maintenance Supplies & Solutions service offering provides traditional vendor managed inventory (VMI) services, at customer sites, for industrial and maintenance supplies, including fasteners, cutting tools, paints and chemicals, fluid flow, safety, and janitorial products.
In addition to distributing products, we offer shop services in select geographic areas. Our fabricated rubber shops modify and repair conveyor belts and provide hose assemblies (also available at select service centers and distribution centers and at our fluid power and flow control businesses) in accordance with customer requirements. Field crews install and repair conveyor belts and rubber lining, primarily at customer locations. Among the other services we offer, either performed by us directly or by third party providers, are the rebuilding or assembly of speed reducers, pumps, valves, cylinders, and electric and hydraulic motors, and custom machining.
Our specialized fluid power and flow control businesses generally operate independently of the service centers, but as product distributors, share the same focus on customer service. Product and application recommendations, inventory availability, and delivery speed are all important to the businesses' success.
Many of our fluid power and flow control businesses distinguish themselves from most component distributors by offering engineering, design, fabrication, installation, and repair services for equipment or systems in their respective fields of expertise. Our fluid power capabilities extend to the following specialties: fluid power system integration; manifold design, machining, and assembly; and the integration of hydraulic and pneumatic equipment with electronics for complete machine design. Flow control services include the following: flow control system integration; valve, actuator, and pump repair; valve actuation; and process instrumentation.
Each business has account managers with technical product and application knowledge, who handle sophisticated projects. The businesses also may provide technical support to our service centers and their customers.
Markets. We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, cement, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, mining, oil and gas, primary metals, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our net sales.
Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our employees' knowledge and experience do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, e-commerce capabilities, catalogs, and having a local presence. In the fluid power and flow control businesses, product manufacturer authorizations are often more selective and can be a more significant competitive factor, along with market reputation and product application knowledge.
Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. We also compete with original equipment manufacturers and their distributors in the sale of maintenance and replacement components. The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
Although we may be one of the leading distributors in the geographic markets we serve for the primary product categories we provide there, our market share in a given market may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.
Backlog Orders and Seasonality. Because of the type of industrial distribution services we provide, backlog orders are not material to our business as a whole, although they are a more important factor for our fluid power and flow control businesses. Our business has exhibited minor seasonality - in particular, sales per day during the first half of our fiscal year have tended in the past to be slightly lower than during the second half due, in part, to the impact of customer plant shutdowns, summer vacations and holidays.
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
Number of Employees. At June 30, 2018, we had 6,634 employees.
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
Our business could be adversely affected if we do not successfully execute our initiatives to grow sales and earnings. We have underway numerous initiatives to grow sales, enhance gross margins, manage costs, and otherwise improve our earnings and competitive position. If we do not implement these initiatives effectively, or if for other reasons they are unsuccessful, our business could be adversely affected.
Consolidation in our customers' and suppliers' industries could adversely affect our business and financial results. Consolidation continues among our product suppliers and customers. As customer industries consolidate, a greater proportion of our sales could be derived from large volume contracts, which could adversely impact margins. Consolidation among customers can trigger changes in their purchasing strategies, potentially shifting blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases. There can be no assurance we will be able to take advantage of consolidation trends.
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
In addition, as a distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or us in particular, in a manner that adversely impacts us. For example, key suppliers could change the following: the prices we must pay for their products relative to other distributors or relative to competing brands; the geographic or product line breadth of distributor authorizations; supplier purchasing incentive or other support programs; or product purchase or stocking expectations.
An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. The industry remains fragmented, but is consolidating. Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Existing competitors have, and future competitors may have, greater financial or other resources than we do, broader product or service offerings, greater market presence, stronger relationships with key suppliers or customers, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies and sales methods, or otherwise through competitive advantage, our sales and profitability could be adversely affected. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to our product and services portfolio or our e-commerce and inventory management solutions.
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
Trade policies can have an adverse impact on industries we sell into, potentially negatively affecting our net sales and profits. Changes to trade policies can disrupt geographic and industry demand trends. While Applied primarily serves markets in the United States, a significant portion of our domestic customer base exports or serves exporters. U.S. government-imposed tariffs or taxes that penalize imports can be met with countermeasures by foreign governments, and it becomes difficult to predict what the net effect of such actions will be on Applied’s net sales and profits. It is possible that such changes could adversely affect our financial results.
Volatility in product, energy, and other costs can affect our profitability. Product manufacturers may adjust the prices of products we distribute for many reasons, including changes in their costs for raw materials, components, energy, labor, and tariffs and taxes on imports. In addition, a portion of our own distribution costs is comprised of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. Our ability to pass along increases in our product and distribution costs in a timely manner to our customers depends on execution, market conditions, and contractual limitations. Failing to pass along price increases timely in an inflationary environment, or not maintaining sales volume while increasing prices, could significantly reduce our profitability.
While increases in the cost of products or energy could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Changes in energy or raw materials costs can also adversely affect customers; for example, declines in oil, gas, and coal prices may negatively impact customers operating in those industries and, consequently, our sales to those customers.
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
In recent years, we replaced multiple legacy information system applications with newer software platforms, to enhance our business information and transaction systems to support future growth. We continue with and consider additional enterprise resource planning system conversions, on a smaller scale, in discrete business operations. Despite extensive planning, we could experience disruptions related to the implementation because of the projects' complexity. The potential adverse consequences could include delays, loss of information, diminished management reporting capabilities, damage to our ability to process transactions timely, harm to our control environment, diminished employee productivity, and unanticipated increases in costs. Further, our ability to achieve anticipated operational benefits from new platforms is not assured.
Acquisitions are a key component of our anticipated growth. We may not be able to identify or to complete future acquisitions, to integrate them effectively into our operations, or to realize their anticipated benefits. Many industries we serve are mature. As a result, acquisitions of businesses have been important to our growth. While we wish to continue to acquire businesses, we may not be able to identify and to negotiate suitable acquisitions, to obtain financing for them on satisfactory terms, or otherwise to complete acquisitions. In addition, existing and future competitors, and private equity firms, increasingly compete with us for acquisitions, which can increase prices and reduce the number of suitable opportunities; the acquisitions they make can also adversely impact our market position.
We seek acquisition opportunities that complement and expand our operations. However, substantial costs, delays, or other difficulties related to integrating acquisitions could adversely affect our business or financial results. For example, we could face significant challenges in consolidating functions, integrating information systems, personnel, and operations, and implementing procedures and controls in a timely and efficient manner.
Further, even if we successfully integrate the acquisitions with our operations, we may not be able to realize cost savings, sales, profit levels, or other benefits that we anticipate from these acquisitions, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to achieve planned operating results, to reduce duplicative expenses and inventory effectively, and to consolidate facilities; economic and market factors; the incurrence of significant integration costs or charges in order to achieve those benefits; our ability to retain key product supplier authorizations, customer relationships, and employees; our ability to address competitive, distribution, and regulatory challenges arising from entering into new markets, especially those in which we may have limited or no direct experience; and exposure to unknown or contingent liabilities of the acquired company. In addition, acquisitions could place significant demand on administrative, operational, and financial resources.

We may not realize the growth opportunities and cost synergies that are anticipated from our recent acquisition of FCX Performance, Inc.  On January 31, 2018, we acquired FCX Performance, Inc. (“FCX”), a distributor of specialty process flow control products and services, for an aggregate purchase price of $781.8 million. The benefits that are expected to result from this sizable acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the acquisition. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on a number of factors. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as large as FCX. While integration activities are well underway, the process of integrating operations could still cause an interruption of, or loss of momentum in, our activities or the activities of the FCX business. Members of our senior management may be required to devote considerable time to the integration process, which decreases the time they will have to manage our other operations, service existing customers, and attract new business. If senior management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate FCX. The failure to do so could have a material adverse effect on our business, financial condition, or results of operations.
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
We incurred a substantial amount of debt to complete the acquisition of FCX. To service our debt, we will require a significant amount of cash that may limit our ability to pay dividends, repurchase our shares, or complete other acquisitions or strategic initiatives.  In connection with the FCX acquisition, we entered into a new credit facility pursuant to which we incurred approximately $780.0 million in term loan indebtedness and approximately $250.0 million in revolving indebtedness. This indebtedness substantially increased our leverage and requires substantial future principal and interest payments. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. This additional leverage may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to businesses in our industry that have lower levels of indebtedness. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our additional indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.
Goodwill and other intangible assets recorded as a result of our acquisitions could become impaired. We review long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. In 2016 we recorded a $64.8 million non-cash impairment charge for goodwill associated with the service center based distribution reporting units in Canada, Australia, and New Zealand.
As of June 30, 2018, we had $646.6 million of goodwill and $435.9 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

Tight credit markets could impact our ability to obtain financing on reasonable terms or increase the cost of future financing. Although the credit market turmoil of a decade ago did not have a significant adverse impact on our liquidity or borrowing costs, the availability of funds tightened and credit spreads on corporate debt increased. If credit market volatility were to return, obtaining additional or replacement financing could be more difficult and the cost of issuing new debt or replacing a credit facility could be higher than under our current facilities. Tight credit conditions could limit our ability to finance acquisitions on terms acceptable to us.
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
Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock. We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could be materially misstated, which could adversely affect the trading price of our common stock.
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
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 14.9% of our sales in 2018. This presence outside the U.S. increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions, and currency exchange fluctuations.
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

•
government regulation, legislation, or policies, including with respect to federal tax policy and international trade, such as recent tariffs and proposed tariffs on imports, and countermeasures by foreign governments;

•	the variability and timing of new business opportunities including acquisitions, customer relationships, and supplier authorizations;

•	the incurrence of debt and contingent liabilities in connection with acquisitions;

•
volatility of our stock price and the resulting impact on our consolidated financial statements; and changes in accounting policies and practices that could impact our financial reporting and increase compliance costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2018, we owned real properties at 120 locations and leased 443 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2018:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, hose shop
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2018 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Elyria, Ohio	Product return center and service center
Strongsville, Ohio	Offices and warehouse
Portland, Oregon	Distribution center
Stafford, Texas	Offices, warehouse, and flow control shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Nisku, Alberta	Offices, service center, and shops
Winnipeg, Manitoba	Distribution center and service center
The properties in Newark and Stafford are used in our fluid power and flow control segment. The Fontana and Longview properties are used in both the service center based distribution segment and the fluid power and flow control segment. The remaining properties are used in the service center based distribution segment.
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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 24, 2017:
:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since August 2013 and Chief Executive Officer since 2011.	54
Fred D. Bauer	Vice President-General Counsel & Secretary since 2002.	52
Warren E. Hoffner	Vice President-General Manager, Fluid Power since 2003. The Board of Directors designated Mr. Hoffner an executive officer in October 2015.	58
Kurt W. Loring	Vice President-Chief Human Resources Officer since July 2014. Prior to then Mr. Loring was Vice President, Human Resources for the Forged Products segment of Precision Castparts Corporation (formerly NYSE: PCP). The $4.3 billion segment, with greater than 5,000 employees, is a world-leading producer of complex forgings and high-performance nickel-based alloys and super alloys for aerospace, power generation, and general industrial applications.	49
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017. Prior to joining Applied, from May 2015 to May 2017, Mr. Wells was Vice President & Chief Financial Officer of ESAB, a manufacturer of welding and material cutting products and a division of Colfax Corporation (NYSE: CFX). Prior to then he was Vice President & Chief Financial Officer of Apex Tool Group, a manufacturer of hand and power tools.	55

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the quarterly stock dividends for the fiscal years ended June 30, 2018, 2017, and 2016 and the number of shareholders of record as of August 10, 2018 are set forth in Item 8, “Financial Statements and Supplementary Data,” in the “Quarterly Operating Results” table. That information is incorporated here by reference.
Set forth below is market information on Applied's common stock.

			Price Range
	Shares Traded	Average Daily Volume	High	Low
2018
First Quarter	12,202,332	193,688	$66.05	$54.00
Second Quarter	12,152,983	192,904	70.05	59.65
Third Quarter	15,931,593	261,174	75.40	67.40
Fourth Quarter	13,642,214	213,160	76.20	62.45
2017
First Quarter	9,924,600	155,100	$48.61	$44.03
Second Quarter	13,423,500	213,100	62.65	43.50
Third Quarter	12,986,200	209,500	66.65	58.80
Fourth Quarter	10,868,100	172,500	69.00	57.10
2016
First Quarter	17,146,300	267,900	$42.65	$37.15
Second Quarter	14,832,500	231,800	43.54	37.00
Third Quarter	14,619,200	239,700	44.24	35.55
Fourth Quarter	12,583,200	196,600	47.18	42.52
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2018.

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 to April 30, 2018	87	65.07	—	1,056,700
May 1, 2018 to May 31, 2018	—	—	—	1,056,700
June 1, 2018 to June 30, 2018	319	75.45	—	1,056,700
Total	406	73.23	—	1,056,700

(1)	During the quarter ended June 30, 2018, Applied purchased 406 shares in connection with an employee deferred compensation program. This purchase is not counted in the authorization in note (2).

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
(In thousands, except per share amounts and statistical data)

	2018 (a)	2017	2016	2015	2014
Consolidated Operations — Year Ended June 30
Net sales	$3,073,274	$2,593,746	$2,519,428	$2,751,561	$2,459,878
Depreciation and amortization of property	17,798	15,306	15,966	16,578	13,977
Amortization:
Intangible assets	32,065	24,371	25,580	25,797	14,023
SARs and stock options	1,961	1,891	1,543	1,610	1,808
Operating income (c)	225,827	175,386	89,782	184,619	164,358
Net income (b) (c)	141,625	133,910	29,577	115,484	112,821
Per share data:
Net income:
Basic	3.65	3.43	0.75	2.82	2.69
Diluted (b) (c)	3.61	3.40	0.75	2.80	2.67
Cash dividend	1.18	1.14	1.10	1.04	0.96

Year-End Position — June 30
Working capital	$625,469	$572,789	$507,238	$535,938	$545,193
Long-term debt (including portion classified as current)	966,063	291,982	328,334	320,995	170,712
Total assets	2,285,741	1,387,595	1,312,025	1,432,556	1,334,169
Shareholders’ equity	814,963	745,256	657,916	741,328	800,308

Year-End Statistics — June 30
Current ratio	2.4	2.8	2.8	2.7	2.9
Operating facilities	610	552	559	565	538
Shareholders of record (d)	4,323	4,687	5,372	6,016	6,330
Return on assets (b) (c) (e)	8.0%	10.2%	2.2%	7.9%	10.2%
Return on equity (b) (c) (f)	18.2%	19.1%	4.2%	15.0%	14.5%

Capital expenditures (g)	$23,230	$17,045	$13,130	$14,933	$20,190

Cash Returned to Shareholders During the Year
Dividends paid	$45,858	$44,619	$43,330	$42,663	$40,410
Purchases of treasury shares	22,778	8,242	37,465	76,515	36,732
Total	$68,636	$52,861	$80,795	$119,178	$77,142

(a)	FY 2018 includes the acquisition of FCX Performance, Inc. from the acquisition date of 1/31/2018.

(b)
FY 2017 includes a tax benefit pertaining to a worthless stock tax deduction of $22.2 million, or $0.56 per share. Excluding the worthless stock tax deduction, the fiscal 2017 return on assets would be 8.5% and return on equity would be 16.2%.

(c)
A goodwill impairment charge in fiscal 2016 reduced operating income by $64.8 million, net income by $63.8 million, and diluted earnings per share by $1.62. Excluding the goodwill impairment charge, the fiscal 2016 return on assets would be 6.7% and return on equity would be 12.8%.

(d)	Includes participant-shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan and shareholders in the Company's direct stock purchase program.

(e)	Return on assets is calculated as net income divided by monthly average assets.

(f)	Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

(g)	Capital expenditures for fiscal 2014 included the purchase of our headquarters facility which used $10.0 million of cash.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With more than 6,600 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2018, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 610 facilities.
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
On January 31, 2018, Applied completed the acquisition of all of the outstanding shares of FCX Performance, Inc. (“FCX”), a Columbus, Ohio based distributor of specialty process flow control products and services. At the time of closing, FCX operated 68 locations with approximately 1,000 employees. The total consideration transferred was approximately $781.8 million, which was financed by cash-on-hand and a new credit facility comprised of a $780 million Term Loan A and $250 million revolver, effective with the transaction closing.
Our fiscal 2018 consolidated sales were $3.1 billion, an increase of $479.5 million or 18.5% compared to the prior year, with the acquisitions of FCX, Sentinel Fluid Controls, and Diseños, Construcciones y Fabricaciones Hispanoamericanas, S.A. (DICOFASA) increasing sales by $264.7 million or 10.2% and favorable foreign currency translation of $16.0 million increasing sales by 0.6%. Gross profit margin increased to 28.8% for fiscal 2018 from 28.4% for fiscal 2017 primarily due to the impact of the acquisition of FCX, which favorably impacted the gross profit margin by 38 basis points in fiscal 2018. Operating margin increased to 7.3% in fiscal 2018 from 6.8% in fiscal 2017.
During the fourth quarter of fiscal 2017, the Company recorded an income tax benefit of $22.2 million pertaining to a worthless stock deduction based on the write-off of the Company's investment in one of its subsidiaries in Canada for U.S. tax purposes.
Our earnings per share was $3.61 in fiscal 2018 versus $3.40 in fiscal year 2017. The current year results include a positive impact on earnings per share of $0.15 per share related to U.S. tax reform from the enactment of the Tax Cuts and Jobs Act in December 2017. The prior year results include a positive impact on earnings per share of $0.56 per share related to the worthless stock deduction.
Shareholders’ equity was $815.0 million at June 30, 2018 compared to $745.3 million at June 30, 2017. Working capital increased $52.7 million from June 30, 2017 to $625.5 million at June 30, 2018. The current ratio was 2.4 to 1 at June 30, 2018 and 2.8 to 1 at June 30, 2017.
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

The MCU (total industry) and IP indices gradually increased during fiscal 2018 correlating with the overall growth in the industrial economy. The ISM PMI registered 60.2 in June 2018, an increase from the June 2017 revised reading of 56.7. A reading above 50 generally indicates expansion. The index readings for the months during the current quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2018	78.0	60.2	103.9
May 2018	77.7	58.7	103.1
April 2018	78.2	57.3	104.2
March 2018	77.5	59.3	103.6
December 2017	77.3	59.3	102.8
September 2017	75.7	60.2	101.3
June 2017	76.2	56.7	101.9
YEAR ENDED JUNE 30, 2018 vs. 2017
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2018	2017	% Change
Net Sales	100.0%	100.0%	18.5%
Gross Profit Margin	28.8%	28.4%	19.8%
Selling, Distribution & Administrative	21.4%	21.7%	17.0%
Operating Income	7.3%	6.8%	28.8%
Net Income	4.6%	5.2%	5.8%
Sales in fiscal 2018 were $3.1 billion, which was $479.5 million or 18.5% above the prior year, with sales from acquisitions accounting for $264.7 million or 10.2% of the increase, and favorable foreign currency translation accounting for an increase of $16.0 million or 0.6%. There were 251.5 selling days in fiscal 2018 and 252.5 selling days in fiscal 2017. Excluding the impact of businesses acquired and the impact of foreign currency translation, sales were up $198.8 million or 7.7% during the year, of which 5.9% is from the Service Center Based Distribution segment and 2.1% is from the Fluid Power & Flow Control segment, offset by a 0.3% decrease due to one less sales day.
The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2018	2017
Service Center Based Distribution	$2,346.4	$2,180.4	$166.0	$3.6	$16.0	$146.4
Fluid Power & Flow Control	726.9	413.4	313.5	261.1	—	52.4
Total	$3,073.3	$2,593.8	$479.5	$264.7	$16.0	$198.8
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $166.0 million, or 7.6%. Acquisitions within this segment increased sales by $3.6 million or 0.2%, and favorable foreign currency translation increased sales by $16.0 million or 0.7%. Excluding the impact of businesses acquired and the impact of foreign currency translation, sales increased $146.4 million or 6.7%, driven by an increase of 7.0% from operations, offset by a 0.3% decrease due to one less sales day.
Sales of our Fluid Power & Flow Control segment increased $313.5 million or 75.8%. Acquisitions within this segment increased sales $261.1 million or 63.2%. Excluding the impact of businesses acquired, sales increased $52.4 million or 12.7%, driven by an increase of 13.1% from operations, offset by a 0.4% decrease due to one less sales day.

The following table shows changes in sales by geographical area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2018	2017
United States	$2,615.1	$2,182.6	$432.5	$261.1	$—	$171.4
Canada	273.6	252.0	21.6	—	11.3	10.3
Other countries	184.6	159.2	25.4	3.6	4.7	17.1
Total	$3,073.3	$2,593.8	$479.5	$264.7	$16.0	$198.8
Sales in our U.S. operations increased $432.5 million or 19.8%, with acquisitions adding $261.1 million or 12.0%. Excluding the impact of businesses acquired, U.S. sales were up $171.4 million or 7.8%, of which 8.2% is growth from operations, offset by a 0.4% decrease due to one less sales day. Sales from our Canadian operations increased $21.6 million or 8.6%, and favorable foreign currency translation increased Canadian sales by $11.3 million or 4.5%. Excluding the impact of foreign currency translation, Canadian sales were up $10.3 million or 4.1%, of which 3.7% is growth from operations, and the remaining 0.4% increase is due to one additional sales day. Consolidated sales from our other country operations increased $25.4 million or 16.0% compared to the prior year. Acquisitions added sales of $3.6 million or 2.3% and favorable foreign currency translation increased other country sales by $4.7 million or 2.9%. Excluding the impact of businesses acquired and the impact of foreign currency translation, other country sales were up $17.1 million or 10.8% compared to the prior year, driven by an increase from operations of 11.0%, offset by a decrease of 0.2% due to one less sales day in Australia, New Zealand, and Singapore.
The sales product mix for fiscal 2018 was 67.9% industrial products and 32.1% fluid power/flow control products compared to 71.5% and 28.5%, respectively, in the prior year.
Our gross profit margin increased to 28.8% in fiscal 2018 compared to 28.4% in fiscal 2017 due to the acquisition of FCX, which favorably impacted the gross profit margin by 38 basis points in fiscal 2018.
The following table shows the changes in SD&A.

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Increase	Acquisitions	Foreign Currency	Organic Change
	2018	2017
SD&A	$658.2	$562.3	$95.9	$74.7	$3.9	$17.3
Selling, distribution and administrative expense (SD&A) consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A increased $95.9 million or 17.0% during fiscal 2018 compared to the prior year, and as a percent of sales decreased to 21.4% from 21.7% in fiscal 2017. Changes in foreign currency exchange rates had the effect of increasing SD&A by $3.9 million or 0.7% compared to the prior year. SD&A from businesses acquired added $74.7 million or 13.3% of SD&A expenses, including $6.1 million of one-time costs and $9.6 million of intangibles amortization related to the FCX acquisition. Excluding the impact of businesses acquired and the unfavorable impact from foreign currency translation, SD&A increased $17.3 million or 3.0% during fiscal 2018 compared to fiscal 2017. Excluding the impact of acquisitions, total compensation increased $20.1 million during fiscal 2018 compared to the prior fiscal year as a result of merit increases and improved Company performance. All other expenses within SD&A were down $2.8 million.
Operating income increased $50.4 million, or 28.8%, to $225.8 million during fiscal 2018 from $175.4 million during fiscal 2017, and as a percent of sales, increased to 7.3% from 6.8% due to growth from operations and the acquisition of FCX.
Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 5.8% in fiscal 2018 from 5.3% in fiscal 2017. Operating income as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.4% in fiscal 2018 from 11.3% in fiscal 2017. These increases are due to the positive leveraging impact from the increase in sales in the current year.

Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other (income) expense, net, represents certain non-operating items of income and expense. This was $2.4 million of income in fiscal 2018 compared to $0.1 million of income in fiscal 2017. Current year income primarily consists of life insurance income of $1.6 million, unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million, and foreign currency transaction gains of $0.2 million, offset by net other periodic post-employment costs of $0.2 million. Fiscal 2017 income consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million, offset by net other periodic post-employment costs of $0.8 million, foreign currency transaction losses of $0.2 million, and life insurance expense of $0.1 million.
The effective income tax rate was 30.8% for fiscal 2018 compared to 19.8% for fiscal 2017. The fiscal 2018 effective tax rate was favorably impacted by the enactment of the Tax Cuts and Jobs Act (the "Act") in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. This resulted in a blended statutory rate for the Company for fiscal 2018 of 28.06%. Overall, the Act resulted in a net tax benefit of $5.8 million for fiscal 2018. The corporate income tax rate change had a favorable impact to the Company of $12.1 million, which was offset by income tax expense of $3.9 million accounting for the one-time transition tax related to the Company's undistributed foreign earnings and expense of $2.4 million related to the re-measurement of deferred tax balances. The fiscal 2017 effective tax rate was favorably impacted by a $22.2 million net tax benefit, pertaining to a worthless stock tax deduction which decreased the effective tax rate by 13.3%. The tax benefit was net of a $1.0 million valuation allowance applicable to the related state deferred income tax asset. This deduction was based on the write-off of the Company's investment in one of its Canadian subsidiaries for U.S. tax purposes. The fiscal 2017 effective tax rate was favorably impacted further by $2.4 million of net excess tax benefits, resulting from stock-based compensation awards vesting and exercises, that were recognized as a reduction of income tax expense and decreased the effective income tax rate for fiscal 2017 by 1.4%.
We expect our income tax rate for fiscal 2019 to be in the range of 24.0% to 26.0%.
As a result of the factors addressed above, net income for fiscal 2018 increased $7.7 million from the prior year. Net income per share was $3.61 per share for fiscal 2018 compared to $3.40 for fiscal 2017. Current year results were favorably impacted by organic growth, as well as positive impacts on earnings per share of $0.15 per share related to tax reform and $0.05 per share related to the results of FCX, offset by a negative impact of $0.13 per share for one-time costs related to the acquisition of FCX. The prior year results include a positive impact on earnings per share of $0.56 per share related to the tax benefit recorded for the worthless stock deduction. Net income per share was favorably impacted by lower weighted average common shares outstanding in fiscal 2018 as a result of our share repurchase program.
At June 30, 2018, we had a total of 610 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore, versus 552 at June 30, 2017.
The number of Company employees was 6,634 at June 30, 2018 and 5,554 at June 30, 2017.
YEAR ENDED JUNE 30, 2017 vs. 2016
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2017	2016	% Change
Net Sales	100.0%	100.0%	2.9%
Gross Profit Margin	28.4%	28.1%	4.3%
Selling, Distribution & Administrative	21.7%	22.0%	1.7%
Operating Income	6.8%	3.6%	95.3%
Net Income	5.2%	1.2%	352.8%
Sales in fiscal 2017 were $2.6 billion, which was $74.3 million or 2.9% above fiscal 2016, with sales from acquisitions accounting for $31.1 million or 1.2% of the increase, offset by a decrease due to unfavorable foreign currency translation of $1.1 million or 0.1%. There were 252.5 selling days in fiscal 2017 and 253.5 selling days in fiscal 2016. Excluding the impact of businesses acquired and prior to the impact of foreign currency translation, sales were up $44.3 million or 1.8% during fiscal 2017, driven by an increase of 1.6% from our traditional core operations in addition to an increase of 0.6% from our upstream oil and gas-focused subsidiaries, offset by a 0.4% decrease due to one less sales day.
The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2017	2016
Service Center Based Distribution	$2,180.4	$2,150.5	$29.9	$19.8	$(1.1)	$11.2
Fluid Power & Flow Control	413.4	369.0	44.4	11.3	—	33.1
Total	$2,593.8	$2,519.5	$74.3	$31.1	$(1.1)	$44.3
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $29.9 million, or 1.4%. Acquisitions within this segment increased sales by $19.8 million or 0.9%, while unfavorable foreign currency translation decreased sales by $1.1 million or 0.1%. Excluding the impact of businesses acquired and unfavorable currency translation impact, sales increased $11.2 million or 0.6%, driven by an increase of 0.7% from our upstream oil and gas-focused subsidiaries and an increase of 0.3% from within our traditional core operations, offset by a 0.4% decrease due to one less sales day.
Sales of our Fluid Power & Flow Control segment increased $44.4 million or 12.0%. Acquisitions within this segment increased sales $11.3 million or 3.1%. Excluding the impact of businesses acquired, sales increased $33.1 million or 8.9%, driven by an increase from operations, primarily in the U.S., of 9.3%, offset by a decrease of 0.4% due to one less sales day.
The following table shows changes in sales by geographical area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2017	2016
United States	$2,182.6	$2,117.5	$65.1	$25.1	$—	$40.0
Canada	252.0	257.8	(5.8)	6.0	(0.2)	(11.6)
Other countries	159.2	144.2	15.0	—	(0.9)	15.9
Total	$2,593.8	$2,519.5	$74.3	$31.1	$(1.1)	$44.3
Sales in our U.S. operations increased $65.1 million or 3.1%, with acquisitions adding $25.1 million or 1.2%. Excluding the impact of businesses acquired, U.S. sales were up $40.0 million or 1.9%, of which 1.4% was from our traditional core operations and 0.9% was from our upstream oil and gas-focused subsidiaries, offset by a 0.4% decrease due to one less sales day. Sales from our Canadian operations decreased $5.8 million or 2.2%, with unfavorable foreign currency translation decreasing Canadian sales by $0.2 million or 0.1%. Acquisitions added $6.0 million, or 2.3%. Excluding the impact of businesses acquired and unfavorable foreign currency translation impact, Canadian sales were down $11.6 million or 4.4%, of which 2.0% related to the upstream oil and gas-focused subsidiaries, 2.0% was from the traditional core operations, and the remaining 0.4% decrease due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $15.0 million or 10.4% compared to fiscal 2016. Unfavorable foreign currency translation decreased other country sales by $0.9 million or 0.7%. Prior to the impact of currency translation, other country sales were up $15.9 million or 11.1% compared to the fiscal 2016, driven by an increase from operations of 13.0%, primarily in Australia and Singapore, offset by a decrease of 1.9% due to fewer sales days.
The sales product mix for fiscal 2017 was 71.5% industrial products and 28.5% fluid power products compared to 72.9% industrial and 27.1% fluid power in fiscal 2016.
Our gross profit margin increased to 28.4% in fiscal 2017 compared to 28.1% in fiscal 2016. The increase was primarily due to recording a more favorable impact from LIFO layer liquidations which increased gross profit by $9.4 million in fiscal 2017 and $2.1 million in fiscal 2016, offset by a $4.8 million increase in scrap expense in fiscal 2017 compared to fiscal 2016. Further, the gross profit margin for fiscal 2016 was negatively impacted by $3.6 million of restructuring expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory for the upstream oil and gas-focused operations.
The following table shows the changes in SD&A.

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Increase	Acquisitions	Foreign Currency	Organic Change
	2017	2016
SD&A	$562.3	$552.8	$9.5	$8.2	$0.1	$1.2
Selling, distribution and administrative expenses (SD&A) consist of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and providing marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, legal, facility related expenses and expenses incurred with acquiring businesses. SD&A increased $9.5 million or 1.7% during fiscal 2017 compared to fiscal 2016, and as a percent of sales decreased to 21.7% from 21.9% in fiscal 2016. Changes in foreign currency exchange rates had the effect of increasing SD&A by $0.1 million or less than 0.1% compared to fiscal 2016. Additional SD&A from businesses acquired in fiscal 2017 added $8.2 million or 1.5% of SD&A expenses including $1.0 million associated with intangibles amortization. Excluding the impact of businesses acquired and the unfavorable impact from foreign currency translation, SD&A increased $1.2 million or 0.2% during fiscal 2017 compared to fiscal 2016. Excluding the impact of acquisitions, total compensation increased $12.9 million during fiscal 2017 compared to fiscal 2016 as a result of merit increases, improved Company performance, and increased costs related to health care claims. These increases were offset by severance expense and other restructuring charges related to consolidating facilities of $5.2 million of SD&A included in fiscal 2016 that did not reoccur during fiscal 2017. Also, excluding the impact of acquisitions, bad debt expense decreased $2.3 million during fiscal 2017 compared to fiscal 2016, due to improvement in aged receivables. Further, the Company recorded a gain of $1.6 million in fiscal 2017 related to the sale of five buildings during the year. All other expenses within SD&A were down $2.6 million.
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
Operating income increased $85.6 million, or 95.3%, to $175.4 million during fiscal 2017 from $89.8 million during fiscal 2016, and as a percent of sales, increased to 6.8% from 3.6%. These increases were primarily due to the Company recognizing a non-cash goodwill impairment charge of $64.8 million and restructuring charges of $8.8 million during fiscal 2016 that did not reoccur during fiscal 2017, as well as higher sales volume in fiscal 2017.
Operating income as a percentage of sales for the Service Center Based Distribution segment was 5.3% in fiscal 2017 and fiscal 2016, before the goodwill impairment charge.
Operating income as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.3% in fiscal 2017 from 10.1% in fiscal 2016. This increase was due to the positive leveraging impact from the increase in sales, primarily from our U.S. operations in this segment, in fiscal 2017.
Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other (income) expense, net, represents certain non-operating items of income and expense. This was $0.1 million of income in fiscal 2017 compared to $2.0 million of expense in fiscal 2016. Fiscal 2017 income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million, offset by net other periodic post-employment costs of $0.8 million, foreign currency transaction losses of $0.2 million, and life insurance expense of $0.1 million. Fiscal 2016 expense consisted primarily of foreign currency transaction losses of $1.0 million and net other periodic post-employment costs of $1.0 million.
The effective income tax rate was 19.8% for fiscal 2017 compared to 62.6% for fiscal 2016. The fiscal 2017 effective tax rate was favorably impacted by a $22.2 million net tax benefit pertaining to a worthless stock tax deduction, which decreased the effective tax rate by 13.3%. The tax benefit was net of a $1.0 million valuation allowance applicable to the related state deferred income tax asset. This deduction was based on the write-off of the Company's investment in one of its Canadian subsidiaries for U.S. tax purposes. The fiscal 2016 effective tax rate was unfavorably impacted due to the recording of $64.8 million of goodwill impairment during fiscal 2016, of which $61.3 million was not tax deductible. The goodwill impairment increased the effective tax rate for fiscal 2016 by 27.1%. The remaining decrease in the effective tax rate was primarily due to the adoption of ASU 2016-09 in the first quarter of fiscal 2017, which requires excess tax benefits and deficiencies resulting from stock-based compensation awards vesting and exercises to be recognized in the income statement. During fiscal 2017, $2.4 million of net excess tax benefits were recognized as a reduction of income tax expense, which decreased the effective income tax rate for fiscal 2017 by 1.4%. All undistributed earnings of our foreign subsidiaries were considered to be permanently reinvested at June 30, 2017 and 2016.
As a result of the factors addressed above, net income for fiscal 2017 increased $104.3 million from fiscal 2016. Net income per share was $3.40 per share for fiscal 2017 compared to $0.75 for fiscal 2016. Fiscal 2017 results included a positive impact on earnings per share of $0.56 per share related to the tax benefit recorded for the worthless stock deduction. Fiscal 2016 results included negative impacts on earnings per share of $1.62 per share for goodwill impairment charges and $0.16 per share for restructuring charges. Net income per share was favorably impacted by lower weighted average common shares outstanding in fiscal 2017 as a result of our share repurchase program.
At June 30, 2017, we had a total of 552 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore, versus 559 at June 30, 2016.
The number of Company employees was 5,554 at June 30, 2017 and 5,569 at June 30, 2016.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2018 we had total debt obligations outstanding of $966.1 million compared to $292.0 million at June 30, 2017. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company’s working capital at June 30, 2018 was $625.5 million compared to $572.8 million at June 30, 2017. The current ratio was 2.4 to 1 at June 30, 2018 and 2.8 to 1 at June 30, 2017.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows; all amounts are in thousands.

	Year Ended June 30,
	2018	2017	2016
Net Cash Provided by (Used in):
Operating Activities	$147,304	$164,619	$162,014
Investing Activities	(797,906)	(16,894)	(75,031)
Financing Activities	600,284	(103,349)	(93,007)
Exchange Rate Effect	(589)	820	(3,585)
Increase (Decrease) in Cash and Cash Equivalents	$(50,907)	$45,196	$(9,609)
The decrease in cash provided by operating activities during fiscal 2018 is primarily due to increased working capital levels to support increased sales compared to the prior year periods. The decrease in cash was further impacted by increased interest payments, and the payment of $7.1 million of one-time costs, both related to the FCX acquisition. These decreases were partially offset by improved operating results, including the impact of the FCX acquisition.
Net cash used in investing activities in fiscal 2018 included $775.7 million used for the acquisitions of FCX and DICOFASA, and $23.2 million used for capital expenditures. Net cash used in investing activities in fiscal 2017 included $17.0 million for capital expenditures and $2.8 million used for acquisitions. These were offset by $2.9 million of proceeds received from the sale of five buildings during fiscal 2017. Net cash used in investing activities in fiscal 2016 included $13.1 million for capital expenditures and $62.5 million used for acquisitions.
Net cash provided by financing activities in fiscal 2018 included $780.0 million of cash from borrowings under the new credit facility and $19.5 million of net borrowings under the revolving credit facility, offset by $125.4 million of long-term debt repayments. Further uses of cash were $45.9 million for dividend payments, $22.8 million used to repurchase 393,300 shares of treasury stock, and $3.3 million used for the payment of debt issuance costs.
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
Net cash used in financing activities in fiscal 2016 included $98.7 million of long-term debt repayments and $19.0 million of net repayments under the revolving credit facility, offset by $125.0 million of cash from borrowings under the credit facility. Further uses of cash were $43.3 million for dividend payments, $37.5 million used to repurchase 951,100 shares of treasury stock, and $18.9 million of acquisition holdback payments.
The increase in dividends over the last three fiscal years is the result of regular increases in our dividend payout rates. We paid dividends of $1.18, $1.14, and $1.10 per share in fiscal 2018, 2017 and 2016, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2019 to be in the $26.0 million to $28.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments. Depreciation for fiscal 2019 is expected to be in the range of $21.0 million to $22.0 million.
ERP Project
In fiscal 2011 Applied commenced its ERP (SAP) project to transform the Company's technology platforms and enhance its business information and technology systems for future growth. We first deployed our solution in our Western Canadian operating locations and our traditional U.S. Service Center Based Distribution businesses, excluding recent acquisitions. In fiscal 2014, the Company initiated the conversion to SAP of its related financial and accounting systems, including the receivables, payables, treasury, inventory, fixed assets, general ledger and consolidation systems. All of these underlying financial and accounting systems, except for the consolidation process/system, were transitioned to SAP during fiscal 2015. At the beginning of fiscal 2016 the Company converted to a new consolidation process and system. During the fourth quarter of fiscal 2017, operations in Eastern Canada transitioned onto SAP, and the majority of the Company's upstream oil and gas-focused operations transitioned onto SAP during fiscal 2018. The Company will continue to evaluate and consider an appropriate deployment schedule for other operations not on SAP.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2018, we had authorization to purchase an additional 1,056,700 shares.
In fiscal 2018, 2017 and 2016, we repurchased 393,300, 162,500, and 951,100 shares of the Company’s common stock, respectively, at an average price per share of $57.92, $50.72, and $39.39, respectively.
Borrowing Arrangements
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At June 30, 2018, the Company had $775.1 million outstanding under the term loan and $19.5 million outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $3.6 million to secure certain insurance obligations, totaled $226.9 million at June 30, 2018, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of June 30, 2018 was 4.13%.

The weighted average interest rate on the amount outstanding under the revolving credit facility as of June 30, 2018 was 3.93%.
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
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with either revolving credit agreement, in the amount of $2.7 million as of June 30, 2018 and June 30, 2017, respectively, in order to secure certain insurance obligations.
At June 30, 2018 and June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million, carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of June 30, 2018, $50.0 million in additional financing was available under this facility.
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At June 30, 2018 and 2017, $1.4 million and $1.7 million was outstanding, respectively.
The new credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2018, the most restrictive of these covenants required that the Company have net indebtedness less than 4.25 times consolidated income before interest, taxes, depreciation and amortization. At June 30, 2018, the Company's indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all financial covenants at June 30, 2018.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2018	2017
Accounts receivable, gross	$562,377	$400,559
Allowance for doubtful accounts	13,566	9,628
Accounts receivable, net	$548,811	$390,931
Allowance for doubtful accounts, % of gross receivables	2.4%	2.4%

Year Ended June 30,	2018	2017
Provision for losses on accounts receivable	$2,803	$2,071
Provision as a % of net sales	0.09%	0.08%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 55.0 at June 30, 2018 versus 51.6 at June 30, 2017. The inclusion of FCX had no impact on the Company's DSO at June 30, 2018. Accounts receivable increased 40.4% this year, of which 20.7% is accounts receivable for FCX. The remaining increase is due to an increase in sales excluding FCX for the twelve months ended June 30, 2018.
Approximately 2.4% of our accounts receivable balances are more than 90 days past due at June 30, 2018 compared to 1.7% at June 30, 2017. This increase primarily relates to our U.S. Service Center Based Distribution businesses. On an overall basis, our provision for losses from uncollected receivables represents 0.09% of our sales in the year ended June 30, 2018. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the period ended June 30, 2018 was 4.0 versus 3.7 at June 30, 2017. We believe our inventory turnover ratio in fiscal 2019 will be slightly better than our fiscal 2018 levels.
CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2018 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$111,400	$38,100	$45,300	$17,000	$11,000	—
Planned funding of post-retirement obligations	16,300	3,500	4,400	1,800	6,600	—
Unrecognized income tax benefit liabilities, including interest and penalties	4,700	—	—	—	—	4,700
Long-term debt obligations	966,100	19,700	128,900	792,300	25,200	—
Interest on long-term debt obligations (1)	84,300	18,300	40,800	25,000	200	—
Acquisition holdback payments	3,365	2,592	698	—	75	—
Total Contractual Cash Obligations	$1,186,165	$82,192	$220,098	$836,100	$43,075	$4,700
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations. Rates in effect as of June 30, 2018 are used for variable rate debt.
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
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 16.8% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $139.2 million as reflected in our consolidated balance sheet at June 30, 2018. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
LIFO layers and/or liquidations are determined consistently year-to-year. See the Inventories note to the consolidated financial statements in Item 8 under the caption "Financial Statements and Supplementary Data,"
for further information.

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
As of June 30, 2018 and 2017, the Company's reserve for slow-moving or obsolete inventories was $38.1 million and $28.8 million, respectively, recorded in inventories in the consolidated balance sheets. The increase is primarily due to a $6.8 million reserve related to the inventory acquired with FCX.
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
As of June 30, 2018 and 2017, our allowance for doubtful accounts was 2.4% of gross receivables. Our provision for losses on accounts receivable was $2.8 million, $2.1 million and $4.3 million in fiscal 2018, 2017 and 2016, respectively.
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
We evaluate goodwill for impairment at the reporting unit level annually as of January 1, and whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price. Each year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment, or, if management elects to initially perform a quantitative assessment of goodwill, the impairment test uses a one-step approach. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Goodwill on our consolidated financial statements relates to both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment. The Company has six reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2018.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 30% as of January 1, 2018. However, for one of our reporting units with goodwill of approximately $28.0 million, if we do not achieve our forecasted margin improvements goodwill could be impaired.
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
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2018, the Company had recognized $56.1 million of net deferred tax liabilities. Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets on a jurisdiction by jurisdiction basis. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.

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
We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. As of June 30, 2018, we did not have any outstanding derivative instruments.
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 14.9% of our fiscal year 2018 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other (income) expense, net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian, Mexican, Australian, and New Zealand currency exchange rates decreased in relation to the U.S. dollar by 2.0%, 9.2%, 4.1%, and 7.4%, respectively. In the twelve months ended June 30, 2018, we experienced net foreign currency translation losses totaling $8.9 million, which were included in other comprehensive income (loss). We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2018 would have resulted in a $0.9 million decrease in net income for the year ended June 30, 2018. A 10% weakening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2018 would have resulted in a $0.9 million increase in net income for the year ended June 30, 2018.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $250.0 million in borrowings and $19.5 million outstanding at June 30, 2018, and a $780.0 million term loan, of which $775.1 million was outstanding at June 30, 2018. Fixed interest rate debt facilities include $170.0 million outstanding under our unsecured shelf facility agreement, as well as $1.4 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $431.7 million during fiscal 2018. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings would have resulted in a $4.3 million increase in interest expense. Changes in market interest rates would also impact interest rates on these facilities.
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 17, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Cleveland, Ohio

August 17, 2018

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2018	2017	2016
Net Sales	$3,073,274	$2,593,746	$2,519,428
Cost of Sales	2,189,279	1,856,051	1,812,006
Gross Profit	883,995	737,695	707,422
Selling, Distribution and Administrative, including depreciation	658,168	562,309	552,846
Goodwill Impairment	—	—	64,794
Operating Income	225,827	175,386	89,782
Interest Expense	24,142	8,831	9,004
Interest Income	(657)	(290)	(241)
Other (Income) Expense, net	(2,376)	(121)	2,041
Income Before Income Taxes	204,718	166,966	78,978
Income Tax Expense	63,093	33,056	49,401
Net Income	$141,625	$133,910	$29,577
Net Income Per Share — Basic	$3.65	$3.43	$0.75
Net Income Per Share — Diluted	$3.61	$3.40	$0.75

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2018	2017	2016
Net income per the statements of consolidated income	$141,625	$133,910	$29,577

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(8,875)	2,238	(24,441)
Post-employment benefits:
Actuarial gain (loss) on re-measurement	709	2,038	(1,998)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	(73)	506	518
Unrealized gain (loss) on investment securities available for sale	37	91	(52)
Total other comprehensive (loss) income, before tax	(8,202)	4,873	(25,973)
Income tax expense (benefit) related to items of other comprehensive income (loss)	319	1,029	(598)
Other comprehensive (loss) income, net of tax	(8,521)	3,844	(25,375)
Comprehensive income	$133,104	$137,754	$4,202

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2018	2017
Assets
Current assets
Cash and cash equivalents	$54,150	$105,057
Accounts receivable, less allowances of $13,566 and $9,628	548,811	390,931
Inventories	422,069	345,145
Other current assets	32,990	41,409
Total current assets	1,058,020	882,542
Property — at cost
Land	14,411	14,250
Buildings	104,419	97,529
Equipment, including computers and software	177,813	162,432
Total property — at cost	296,643	274,211
Less accumulated depreciation	175,300	166,143
Property — net	121,343	108,068
Identifiable intangibles, net	435,947	163,562
Goodwill	646,643	206,135
Other assets	23,788	27,288
Total Assets	$2,285,741	$1,387,595
Liabilities
Current liabilities
Accounts payable	$256,886	$180,614
Current portion of long-term debt	19,183	4,814
Compensation and related benefits	73,370	58,785
Other current liabilities	83,112	65,540
Total current liabilities	432,551	309,753
Long-term debt	944,522	286,769
Post-employment benefits	11,985	16,715
Other liabilities	81,720	29,102
Total Liabilities	1,470,778	642,339
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 38,703 and 39,041 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	169,383	164,655
Retained earnings	1,129,678	1,033,751
Treasury shares — at cost (15,510 and 15,172 shares), respectively	(403,875)	(381,448)
Accumulated other comprehensive loss	(90,223)	(81,702)
Total Shareholders’ Equity	814,963	745,256
Total Liabilities and Shareholders’ Equity	$2,285,741	$1,387,595

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2018	2017	2016
Cash Flows from Operating Activities
Net income	$141,625	$133,910	$29,577
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	—	64,794
Depreciation and amortization of property	17,798	15,306	15,966
Amortization of intangibles	32,065	24,371	25,580
Amortization of stock appreciation rights and options	1,961	1,891	1,543
Deferred income taxes	1,615	(2,852)	(6,581)
Provision for losses on accounts receivable	2,803	2,071	4,303
Unrealized foreign exchange transaction (gains) losses	(667)	(333)	61
Other share-based compensation expense	4,666	3,629	2,524
(Gain) loss on sale of property	(335)	(1,541)	337
Other	—	103	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(83,103)	(42,267)	26,414
Inventories	(33,436)	(3,624)	25,081
Other operating assets	6,947	(6,162)	2,964
Accounts payable	50,345	32,076	(28,644)
Other operating liabilities	5,020	8,041	(1,905)
Cash provided by Operating Activities	147,304	164,619	162,014
Cash Flows from Investing Activities
Property purchases	(23,230)	(17,045)	(13,130)
Proceeds from property sales	978	2,924	603
Cash paid for acquisition of businesses, net of cash acquired	(775,654)	(2,773)	(62,504)
Cash used in Investing Activities	(797,906)	(16,894)	(75,031)
Cash Flows from Financing Activities
Net borrowings (repayments) under revolving credit facility, classified as long term	19,500	(33,000)	(19,000)
Borrowings under long-term debt facilities	780,000	—	125,000
Long-term debt repayments	(125,420)	(3,353)	(98,662)
Debt issuance costs	(3,298)	—	(719)
Purchases of treasury shares	(22,778)	(8,242)	(37,465)
Dividends paid	(45,858)	(44,619)	(43,330)
Excess tax benefits from share-based compensation	—	—	208
Acquisition holdback payments	(319)	(11,307)	(18,913)
Exercise of stock appreciation rights and options	102	656	896
Taxes paid for shares withheld	(1,645)	(3,484)	(1,022)
Cash provided by (used in) Financing Activities	600,284	(103,349)	(93,007)
Effect of exchange rate changes on cash	(589)	820	(3,585)
(Decrease) increase in cash and cash equivalents	(50,907)	45,196	(9,609)
Cash and cash equivalents at beginning of year	105,057	59,861	69,470
Cash and Cash Equivalents at End of Year	$54,150	$105,057	$59,861

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	41,724	38,772	54,749
Interest	25,560	8,561	9,497
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2018, 2017 and 2016	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2015	39,905	$10,000	$160,072	$969,548	$(338,121)	$(60,171)	$741,328
Net income				29,577			29,577
Other comprehensive income (loss)						(25,375)	(25,375)
Cash dividends — $1.10 per share				(54,266)			(54,266)
Purchases of common stock for treasury	(951)				(37,465)		(37,465)
Treasury shares issued for:
Exercise of stock appreciation rights and options	64		(391)		1,000		609
Performance share awards	8		(308)		116		(192)
Restricted stock units	15		(530)		232		(298)
Compensation expense — stock appreciation rights and options			1,543				1,543
Other share-based compensation expense			2,524				2,524
Other	16		(381)	(38)	350		(69)
Balance at June 30, 2016	39,057	10,000	162,529	944,821	(373,888)	(85,546)	657,916
Net income				133,910			133,910
Other comprehensive income (loss)						3,844	3,844
Cash dividends — $1.14 per share				(45,005)			(45,005)
Purchases of common stock for treasury	(163)				(8,242)		(8,242)
Treasury shares issued for:
Exercise of stock appreciation rights and options	111		(2,218)		105		(2,113)
Performance share awards	10		(360)		126		(234)
Restricted stock units	15		(624)		227		(397)
Compensation expense — stock appreciation rights and options			1,891				1,891
Other share-based compensation expense			3,629				3,629
Other	11		(192)	25	224		57
Balance at June 30, 2017	39,041	10,000	164,655	1,033,751	(381,448)	(81,702)	745,256
Net income				141,625			141,625
Other comprehensive income (loss)						(8,050)	(8,050)
Reclassifications of certain income tax effects from accumulated other comprehensive loss				471		(471)	—
Cash dividends — $1.18 per share				(46,162)			(46,162)
Purchases of common stock for treasury	(393)				(22,778)		(22,778)
Treasury shares issued for:
Exercise of stock appreciation rights and options	19		(482)		84		(398)
Performance share awards	5		(273)		(24)		(297)
Restricted stock units	15		(740)		(56)		(796)
Compensation expense — stock appreciation rights and options			1,961				1,961
Other share-based compensation expense			4,666				4,666
Other	16		(404)	(7)	347		(64)
Balance at June 30, 2018	38,703	$10,000	$169,383	$1,129,678	$(403,875)	$(90,223)	$814,963

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1: BUSINESS AND ACCOUNTING POLICIES
Business
Applied Industrial Technologies, Inc. and subsidiaries (the “Company” or “Applied”) is a leading distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, serving Maintenance Repair & Operations (MRO) and Original Equipment Manufacturer (OEM) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. Although the Company does not generally manufacture the products it sells, it does assemble and repair certain products and systems.
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
Marketable Securities
The primary marketable security investments of the Company include money market and mutual funds held in a rabbi trust for a non-qualified deferred compensation plan. These are included in other assets in the consolidated balance sheets, are classified as trading securities, and are reported at fair value based on quoted market prices. Changes in the fair value of the investments during the period are recorded in other (income) expense, net in the statements of consolidated income.
Concentration of Credit Risk
The Company has a broad customer base representing many diverse industries across North America, Australia, New Zealand, and Singapore. As such, the Company does not believe that a significant concentration of credit risk exists in its accounts receivable. The Company’s cash and cash equivalents consist of deposits with commercial banks and regulated non-bank subsidiaries. While the Company monitors the creditworthiness of these institutions, a crisis in the financial systems could limit access to funds and/or result in the loss of principal. The terms of these deposits and investments provide that all monies are available to the Company upon demand.

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
Inventories
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2018, approximately 16.8% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
Supplier Purchasing Programs
The Company enters into agreements with certain suppliers providing inventory purchase incentives. The Company’s inventory purchase incentive arrangements are unique to each supplier and are generally annual programs ending at either the Company’s fiscal year end or the supplier’s year end; however, program length and ending dates can vary. Incentives are received in the form of cash or credits against purchases upon attainment of specified purchase volumes and are received either monthly, quarterly or annually. The incentives are generally a specified percentage of the Company’s net purchases based upon achieving specific purchasing volume levels. These percentages can increase or decrease based on changes in the volume of purchases. The Company accrues for the receipt of these inventory purchase incentives based upon cumulative purchases of inventory. The percentage level utilized is based upon the estimated total volume of purchases expected during the life of the program. Supplier programs are analyzed each quarter to determine the appropriateness of the amount of purchase incentives accrued. Upon program completion, differences between estimates and actual incentives subsequently received have not been material. Benefits under these supplier purchasing programs are recognized under the Company’s inventory accounting methods as a reduction of cost of sales when the inventories representing these purchases are recorded as cost of sales. Accrued incentives expected to be settled as a credit against future purchases are reported on the consolidated balance sheets as an offset to amounts due to the related supplier.
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
The Company recognizes acquired identifiable intangible assets such as customer relationships, trade names, vendor relationships, and non-competition agreements apart from goodwill. Customer relationship identifiable intangibles are amortized using the sum-of-the-years-digits method or the expected cash flow method over estimated useful lives consistent with assumptions used in the determination of their value. Amortization of all other finite-lived identifiable intangible assets is computed using the straight-line method over the estimated period of benefit. Amortization of identifiable intangible assets is included in selling, distribution and administrative expense in the accompanying statements of consolidated income. Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable. Identifiable intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever changes in conditions indicate an evaluation should be completed. The Company does not currently have any indefinite-lived identifiable intangible assets.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expenses were approximately $19,320, $20,060 and $21,480 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Income Taxes
Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. Uncertain tax positions meeting a more-likely-than-not recognition threshold are recognized in accordance with Accounting Standards Codification ("ASC") Topic 740 - Income Taxes. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in the provision for income taxes.

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
Recently Adopted Accounting Guidance
Change in Accounting Principle - Net Periodic and Post-retirement Benefit Costs
In March 2017, the FASB issued its final standard on improving the presentation of net periodic pension and postretirement benefit costs. This standard, issued as ASU 2017-07, requires that an employer report the service cost component for defined benefit plans and postretirement plans in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update is effective for annual financial statement periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company early adopted ASU 2017-07 in the first quarter of fiscal 2018. The impact of the adoption of this guidance resulted in the reclassification of the other components of net benefit cost from selling, distribution, and administrative expense to other (income) expense, net in the statements of consolidated income, resulting in an increase to operating income. There is no impact to income before income taxes, net income, or net income per share. Therefore, $143, $155, and $113 of service costs are included in selling, distribution and administrative expense, and $245, $796, and $981 of net other periodic post-employment costs are included in other (income) expense, net in the statements of consolidated income for the years ended June 30, 2018, and 2017, and 2016, respectively. The Company used a practical expedient where the amounts disclosed in our Benefit Plans footnote for the prior year comparative periods were the basis for the estimation for applying the retrospective presentation requirements.
Accumulated Other Comprehensive Income
In January 2018, the FASB issued its final standard on reporting comprehensive income. The standard, issued as ASU 2018-02, allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company early adopted ASU 2018-02 in the fourth quarter of fiscal 2018 using the at the beginning of the period of adoption method. The impact of adoption was a reclassification of $471 from accumulated other comprehensive loss to retained earnings.
Change in Accounting Principle - Simplifying the test for Goodwill Impairment
In January 2017, the FASB issued its final standard on simplifying the test for goodwill impairment. This standard, issued as ASU 2017-04, eliminates step 2 from the goodwill impairment test and instead requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company early adopted ASU 2017-04 in the fourth quarter of fiscal 2018 and will apply this guidance prospectively to its annual and interim goodwill impairment tests.
Recently Issued Accounting Guidance
In May 2014, the FASB issued its final standard on the recognition of revenue from contracts with customers. The standard, issued as ASU 2014-09, outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." In August 2015, the FASB issued ASU 2015-14 to delay the effective date of ASU 2014-09 by one year. In accordance with the delay, the update is effective for financial statement periods beginning after December 15, 2017 and may be adopted either retrospectively or on a modified retrospective basis. Early adoption is permitted, but not before financial statement periods beginning after December 15, 2016. In March 2016 the FASB issued ASU 2016-08 and ASU 2016-10, and in May 2016 the FASB issued ASU 2016-12, which clarify the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model. The Company has evaluated the provisions of the new standard and is in the process of assessing its impact on financial statements, information systems, business processes, and financial statement disclosures. We have substantially completed an analysis of revenue streams at each of the business units and are evaluating the impact the new standard will have on revenue recognition. The Company primarily sells purchased products and recognizes revenue at point of sale or delivery and the majority of its revenue will continue to be recognized at a point in time under the new standard. A small percentage of revenue will be recognized using an over time revenue recognition model. The new standard will be adopted in the first quarter of fiscal 2019 using the modified retrospective method of adoption, and the Company will recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings as of July 1, 2018. The standard is not expected to have a material impact on the Company's consolidated financial statements, except for expanded disclosures on revenue in order to comply with the new guidance. The Company will continue to evaluate the impacts of the adoption of the standard and these assessments are subject to change.
In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. The core principle of this update is that a "lessee should recognize the assets and liabilities that arise from leases." This update is effective for financial statement periods beginning after December 15, 2018, with earlier application permitted. The Company has established a cross-functional team to evaluate the new standard and has begun implementing new lease administration software. The Company is still determining the financial impact that this standard update will have on its consolidated financial statements, but anticipates it will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the consolidated balance sheet. The Company will continue to evaluate the impacts of the adoption of the standard and these assessments are subject to change.
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
In October 2016, the FASB issued its final standard on the income tax consequences of intra-entity transfers of assets other than inventory. This standard, issued as ASU 2016-16, requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This update is effective for annual and interim financial statement periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this standard when it becomes effective in the first quarter of fiscal 2019, and it is not expected to have a material impact on the Company’s financial statements and related disclosures.
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
FCX Acquisition
On January 31, 2018, the Company completed the acquisition of 100% of the outstanding shares of FCX Performance, Inc. ("FCX"), a Columbus, Ohio based distributor of specialty process flow control products and services. The total consideration transferred for the acquisition was $781,781, which was financed by cash-on-hand and a new credit facility comprised of a $780,000 Term Loan A and a $250,000 revolver, effective with the transaction closing. See note 5 Debt. As a distributor of highly engineered valves, instruments, pumps and lifecycle services to MRO and OEM customers across diverse industrial and process end markets, this business will be included in the Fluid Power & Flow Control Segment.
The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of FCX based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase accounting will be finalized within one year from the acquisition date.

FCX Acquisition
2018
Cash	$11,141
Accounts receivable	80,836
Inventories	47,325
Other current assets	1,657
Property	8,282
Identifiable intangible assets	305,420
Goodwill	439,164
Other assets	775
Total assets acquired	$894,600
Accounts payable and accrued liabilities	54,518
Other liabilities	2,677
Deferred tax liabilities	55,624
Net assets acquired	$781,781

Purchase price	$784,281
Reconciliation of fair value transferred:
Working Capital Adjustments	(2,500)
Total Consideration	$781,781
Goodwill acquired of $160,814 is expected to be deductible for income tax purposes.
Net sales, operating income and net income from the FCX acquisition included in the Company’s results since January 31, 2018, the date of the acquisition, are as follows:

January 31, 2018 to June 30, 2018
Net sales	$249,752
Operating income	16,845
Net income	8,758
The company incurred $2,849 in third-party costs during 2018 pertaining to the acquisition of FCX, which are included in selling, distribution and administration expense in the statements of consolidated income for fiscal 2018.

The following unaudited pro forma consolidated results of operations have been prepared as if the FCX acquisition (including the related acquisition costs) had occurred at the beginning of fiscal 2017:

Pro forma, year ended June 30:	2018	2017
Net sales	$3,330,430	$2,943,583
Operating income	234,603	196,194
Net income	158,181	126,270
Diluted net income per share	$4.03	$3.20
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
Other Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of Diseños, Construcciones y Fabricaciones Hispanoamericanas, S.A. ("DICOFASA"), a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,395, and goodwill was $2,525 based upon estimated fair values at the acquisition date. The purchase price includes $906 of acquisition holdback payments. Due to changes in foreign currency exchange rates, the balance of $842 is included in other current liabilities and other liabilities on the consolidated balance sheets as of June 30, 2018, which will be paid on the first three anniversaries of the acquisition with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2017 Acquisition
On March 3, 2017, the Company acquired substantially all of the net assets of Sentinel Fluid Controls ("Sentinel"), a distributor of hydraulic and lubrication components, systems and solutions operating from four locations. Sentinel is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $3,755, net tangible assets acquired were $3,130, and goodwill was $625 based upon estimated fair values at the acquisition date. The purchase price included $982 of acquisition holdback payments, of which $328 and $175 were paid during fiscal years 2018 and 2017, respectively. The remaining balance of $479 is included in other current liabilities and other liabilities on the consolidated balance sheets, which will be paid plus interest at various times in the future. The Company funded the amount paid for the acquisition at closing using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2016 Acquisitions
On June 14, 2016, the Company acquired 100% of the outstanding stock of Seals Unlimited ("Seals"), a distributor of sealing, fastener, and hose products located in Burlington, Ontario. On January 4, 2016, the Company acquired substantially all of the net assets of HUB Industrial Supply ("HUB"), a distributor of consumable industrial products operating from three locations - Lake City, FL, Indianapolis, IN, and Las Vegas, NV. On August 3, 2015, the Company acquired substantially all of the net assets of Atlantic Fasteners Co., Inc. ("Atlantic Fasteners"), a distributor of C-Class consumables including industrial fasteners and related industrial supplies located in Agawam, MA. Seals, HUB, and Atlantic Fasteners are all included in the Service Center Based Distribution segment. On October 1, 2015, the Company acquired substantially all of the net assets of S.G. Morris Co. ("SGM"). SGM, headquartered in Cleveland, OH, is a distributor of hydraulic components throughout Ohio, Western Pennsylvania and West Virginia and is included in the Fluid Power & Flow Control segment. The total combined consideration for these acquisitions was approximately $65,900, net tangible assets acquired were $22,700, and intangibles including goodwill were $43,200 based upon estimated fair values at the acquisition dates. The total combined consideration includes $3,300 of acquisition holdback payments, of which $1,250 was paid during fiscal year 2017. The remaining balance of $2,050 is included in other current liabilities on the consolidated balance sheets, which will be paid plus interest in October 2018. The Company funded the amounts paid for the acquisitions at closing using available cash and borrowings under the revolving credit facility at variable interest rates. The acquisition prices and the results of operations for the acquired entities are not material in relation to the Company's consolidated financial statements.
Holdback Liabilities for Acquisitions
Acquisition holdback payments of approximately $2,592, $283, $415 and $75 will be made in fiscal 2019, 2020, 2021, and 2024, respectively. The related liabilities for these payments are recorded in the consolidated balance sheets in other current liabilities for the amounts due in fiscal year 2019 and other liabilities for the amounts due in fiscal years 2020 through 2024.
NOTE 3: INVENTORIES
Inventories consist of the following:

June 30,	2018	2017
U.S. inventories at average cost	$443,521	$373,984
Foreign inventories at average cost	117,711	108,734
	561,232	482,718
Less: Excess of average cost over LIFO cost for U.S. inventories	139,163	137,573
Inventories on consolidated balance sheets	$422,069	$345,145
The overall impact of LIFO layer liquidations increased gross profit by $579, $9,414, and $2,100 in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. In fiscal 2017, reductions in U.S. inventories, primarily in the bearings pool which included the scrapping of approximately $6,000 of product, resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.
NOTE 4: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the years ended June 30, 2018 and 2017 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2016	$198,486	$4,214	$202,700
Goodwill added during the year	3,220	625	3,845
Other, primarily currency translation	34	(444)	(410)
Balance at June 30, 2017	201,740	4,395	206,135
Goodwill added during the year	2,525	439,164	441,689
Other, primarily currency translation	(1,181)	—	(1,181)
Balance at June 30, 2018	$203,084	$443,559	$646,643
During the first quarter of fiscal 2017, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the HUB acquisition. The fair values of the customer relationships and trade names intangible assets were decreased by $2,636 and $584, respectively, with a corresponding total increase to goodwill of $3,220. The changes to the preliminary estimated fair values resulted in a decrease to amortization expense of $156 during fiscal 2017, which is recorded in selling, distribution and administrative expense in the statements of consolidated income.
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
At June 30, 2018 and 2017, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power & Flow Control segment.
The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2018	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$465,691	$125,009	$340,682
Trade names	112,939	22,454	90,485
Vendor relationships	11,425	7,382	4,043
Non-competition agreements	2,761	2,024	737
Total Intangibles	$592,816	$156,869	$435,947

June 30, 2017	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$235,009	$102,414	$132,595
Trade names	43,873	19,295	24,578
Vendor relationships	14,152	9,141	5,011
Non-competition agreements	3,788	2,410	1,378
Total Intangibles	$296,822	$133,260	$163,562
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During 2018, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$234,370	20.0 years
Trade names	71,050	15.0 years
Total Intangibles Acquired	$305,420	18.8 years
Amortization of identifiable intangibles totaled $32,065, $24,371 and $25,580 in fiscal 2018, 2017 and 2016, respectively, and is included in selling, distribution and administrative expenses in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2018 is estimated to be $44,000 for 2019, $42,500 for 2020, $40,200 for 2021, $37,800 for 2022 and $35,300 for 2023.
NOTE 5: DEBT
Revolving Credit Facility & Term Loan
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At June 30, 2018, the Company had $775,125 outstanding under the term loan and $19,500 outstanding under the revolver. Unused lines under this facility, net of outstanding letters of credit of $3,625 to secure certain insurance obligations, totaled $226,875 at June 30, 2018, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan as of June 30, 2018 was 4.13%. The weighted average interest rate on the amount outstanding under the revolving credit facility as of June 30, 2018 was 3.93%.
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
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with either revolving credit agreement, in the amount of $2,698 as of June 30, 2018 and June 30, 2017, respectively, in order to secure certain insurance obligations.
Other Long-Term Borrowings
At June 30, 2018 and June 30, 2017, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000, carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of June 30, 2018, $50,000 in additional financing was available under this facility.

In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At June 30, 2018 and 2017, $1,438 and $1,669 was outstanding, respectively.
Unamortized debt issue costs of $551 and $105 are included as a reduction of current portion of long-term debt on the consolidated balance sheets as of June 30, 2018 and June 30, 2017, respectively. Unamortized debt issue costs of $1,807 and $294 are included as a reduction of long-term debt on the consolidated balance sheets as of June 30, 2018 and June 30, 2017, respectively.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2019	$19,734
2020	49,613
2021	79,241
2022	84,120
2023	708,124
Thereafter	25,231
Covenants
The new credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2018, the most restrictive of these covenants required that the Company have net indebtedness less than 4.25 times consolidated income before interest, taxes, depreciation and amortization. At June 30, 2018, the Company's indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all financial covenants at June 30, 2018.
NOTE 6: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2018 and June 30, 2017 totaled $10,318 and $10,481, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2018, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

NOTE 7: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2018	2017	2016
U.S.	$186,874	$154,472	$139,960
Foreign	17,844	12,494	(60,982)
Income before income taxes	$204,718	$166,966	$78,978
Provision
The provision (benefit) for income taxes consists of:

Year Ended June 30,	2018	2017	2016
Current:
Federal	$48,131	$26,456	$45,226
State and local	8,038	4,692	6,349
Foreign	5,309	4,760	4,407
Total current	61,478	35,908	55,982
Deferred:
Federal	5,955	852	397
State and local	(586)	535	(30)
Foreign	(3,754)	(4,239)	(6,948)
Total deferred	1,615	(2,852)	(6,581)
Total	$63,093	$33,056	$49,401
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. During fiscal 2018, the Company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate from 35% to 21%. The rate change was administratively effective as of the beginning of our fiscal year, resulting in the Company using a blended statutory rate for the annual period of 28.06%. The corporate income tax rate change had a favorable impact to the Company of $12,113 for fiscal 2018.
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
Accordingly, as of June 30, 2018 we have not completed our accounting for the tax effects of the Act. For fiscal 2018, we recognized a provisional tax liability of $3,877 related to the one-time transition tax on certain un-remitted earnings of foreign subsidiaries, which is payable over eight years. We also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. The Company recorded a provisional amount of $2,414 of additional deferred income tax expense related to the re-measurement of our deferred tax balance. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Overall, considering the decrease in the corporate income tax rate and the expense related to the transition tax and deferred tax re-measurement, the Act resulted in a net tax benefit of $5,822 for fiscal 2018, which is included as a component of income tax expense in the statements of consolidated income.
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

The exercise of non-qualified stock appreciation rights and options during fiscal 2018, 2017 and 2016 resulted in $419, $1,921 and $212, respectively, of income tax benefits to the Company derived from the difference between the market and option price of the shares at the date of exercise and the fair value of the options on the grant date. Vesting of stock awards and other stock compensation in fiscal 2018, 2017 and 2016 resulted in $430, $482 and $(4), respectively, of incremental income tax benefits (expense) over the amounts previously reported for financial reporting purposes. Due to the adoption of ASU 2016-09 in fiscal 2017, the tax benefits for fiscal 2018 and 2017 were recorded in income tax expense in the statements of consolidated income, while the fiscal 2016 tax expense was recorded in additional paid-in capital.
Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2018	2017	2016
Statutory income tax rate	28.1%	35.0%	35.0%
Effects of:
State and local taxes	3.1	2.8	5.2
U.S. federal tax reform	3.1	—	—
Worthless stock deduction	—	(13.9)	—
Stock compensation	(0.4)	(1.4)	—
Goodwill impairment	—	—	27.1
Impact of foreign operations	(1.3)	(2.3)	(3.0)
Deductible dividend	(0.3)	(0.4)	(0.9)
Valuation allowance	(0.9)	0.3	0.5
Other, net	(0.6)	(0.3)	(1.3)
Effective income tax rate	30.8%	19.8%	62.6%
Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2018	2017
Deferred tax assets:
Compensation liabilities not currently deductible	$19,334	$26,873
Other expenses and reserves not currently deductible	13,169	11,601
Goodwill and intangibles	3,197	5,661
Foreign tax credit (expiring in years 2025-2026)	413	709
Net operating loss carryforwards (expiring in years 2023-2038)	11,315	5,729
Other	199	119
Total deferred tax assets	47,627	50,692
Less: Valuation allowance	(38)	(1,831)
Deferred tax assets, net of valuation allowance	47,589	48,861
Deferred tax liabilities:
Inventories	(8,196)	(7,447)
Goodwill and intangibles	(86,176)	(30,482)
Depreciation and differences in property bases	(9,294)	(10,122)
Total deferred tax liabilities	(103,666)	(48,051)
Net deferred tax (liabilities) assets	$(56,077)	$810
Net deferred tax (liabilities) assets are classified as follows:
Other assets	$2,103	$8,985
Other liabilities	(58,180)	(8,175)
Net deferred tax (liabilities) assets	$(56,077)	$810
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
As a result of the Act, the Company’s net unremitted foreign earnings of $77,374 have been subject to U.S. taxation. As of June 30, 2018, all such undistributed earnings of non-U.S. subsidiaries are considered permanently reinvested.  Therefore, no taxes have been provided that would result from the remittance of such earnings.  The net amount of the unrecognized tax liability with respect to the distribution of these earnings is estimated to be approximately $1,986.  In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2018, 2017 and 2016:

Year Ended June 30,	2018	2017	2016
Unrecognized Income Tax Benefits at beginning of the year	$3,533	$2,915	$2,604
Current year tax positions	143	574	539
Prior year tax positions	636	259	—
Expirations of statutes of limitations	(324)	(189)	(132)
Settlements	—	(26)	(96)
Unrecognized Income Tax Benefits at end of year	$3,988	$3,533	$2,915
Included in the balance of unrecognized income tax benefits at June 30, 2018, 2017 and 2016 are $3,725, $3,323 and $2,691, respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
During 2018, 2017 and 2016, the Company recognized $(110) and $163 and $127 of (benefit) expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $677 and $787 as of June 30, 2018 and 2017, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.
The Company is subject to U.S. federal income tax examinations for the tax years 2015 through 2018 and to state and local income tax examinations for the tax years 2012 through 2018. In addition, the Company is subject to foreign income tax examinations for the tax years 2011 through 2018.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year.

NOTE 8: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2018, 596 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) for the years ended June 30, 2018, 2017, and 2016, are comprised of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Post-employment benefits	Total accumulated other comprehensive (loss) income
Balance at July 1, 2015	$(57,244)	$(4)	$(2,923)	$(60,171)
Other comprehensive loss	(24,441)	(34)	(1,215)	(25,690)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	315	315
Net current-period other comprehensive loss	(24,441)	(34)	(900)	(25,375)
Balance at June 30, 2016	(81,685)	(38)	(3,823)	(85,546)
Other comprehensive income	2,238	59	1,239	3,536
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	308	308
Net current-period other comprehensive income	2,238	59	1,547	3,844
Balance at June 30, 2017	(79,447)	21	(2,276)	(81,702)
Other comprehensive (loss) income	(8,549)	20	524	(8,005)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(45)	(45)
Amounts reclassified for certain income tax effects to retained earnings	22	9	(502)	(471)
Net current-period other comprehensive (loss) income	(8,527)	29	(23)	(8,521)
Balance at June 30, 2018	$(87,974)	$50	$(2,299)	$(90,223)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

Year Ended June 30,	2018			2017			2016
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$(8,875)	$(326)	$(8,549)	$2,238	$—	$2,238	$(24,441)	$—	$(24,441)
Post-employment benefits:
Actuarial gain (loss) on re-measurement	709	185	524	2,038	799	1,239	(1,998)	(783)	(1,215)
Reclassification of actuarial losses and prior service cost into SD&A expense and included in net periodic pension costs	(73)	(28)	(45)	506	198	308	518	203	315
Unrealized gain (loss) on investment securities available for sale	37	17	20	91	32	59	(52)	(18)	(34)
Reclassification of certain income tax effects to retained earnings	—	471	(471)	—	—	—	—	—	—
Other comprehensive (loss) income	$(8,202)	$319	$(8,521)	$4,873	$1,029	$3,844	$(25,973)	$(598)	$(25,375)
Net Income Per Share
Basic net income per share is based on the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing net income per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company’s participating securities include Restricted Stock Units ("RSUs") and restricted stock awards. The Company calculated basic and diluted net income per share under both the treasury stock method and the two-class method. For the years presented there were no material differences in the net income per share amounts calculated using the two methods. Accordingly, the treasury stock method is disclosed below.
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2018	2017	2016
Net Income	$141,625	$133,910	$29,577
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	38,752	39,013	39,254
Dilutive effect of potential common shares	529	391	212
Weighted-average common shares outstanding for dilutive computation	39,281	39,404	39,466
Net Income Per Share — Basic	$3.65	$3.43	$0.75
Net Income Per Share — Diluted	$3.61	$3.40	$0.75
Stock appreciation rights and options relating to 66, 141 and 775 shares of common stock were outstanding at June 30, 2018, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.

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

Year Ended June 30,	2018	2017	2016
SARs and options	$1,961	$1,891	$1,543
Performance shares	2,006	1,331	446
Restricted stock and RSUs	2,660	2,298	2,078
Total compensation costs under award programs	$6,627	$5,520	$4,067
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $1,923, $4,848 and $1,595 for fiscal years 2018, 2017 and 2016, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2018 are summarized in the table below:

June 30,	2018	Average Expected Period of Expected Recognition (Years)
SARs and options	$3,729	2.5
Performance shares	3,282	1.7
Restricted stock and RSUs	2,173	1.9
Total unrecognized compensation costs under award programs	$9,184	2.1
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.1 years. The aggregate number of shares of common stock which may be awarded under the 2015 Plan is 2,500; shares available for future grants at June 30, 2018 were 1,655.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs and stock option grants issued in fiscal 2018, 2017 and 2016 are:

	2018	2017	2016
Expected life, in years	6.0	4.8	4.4
Risk free interest rate	2.1%	1.2%	1.3%
Dividend yield	2.5%	2.5%	2.5%
Volatility	24.3%	24.1%	26.0%
Per share fair value of SARs and stock options granted during the year	$11.25	$7.97	$6.79
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
A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2018
(Shares in thousands)
Outstanding, beginning of year	1,218	$42.26
Granted	286	58.40
Exercised	(58)	37.55
Forfeited	(45)	55.64
Outstanding, end of year	1,401	$45.32
Exercisable at end of year	789	$41.08
Expected to vest at end of year	1,379	$45.22
The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2018 were 6.6, 5.3, and 6.6 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2018 were $34,869 $22,927, and $34,440, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2018, 2017, and 2016 was $1,765, $8,396, and $2,422, respectively.
The total fair value of shares vested during fiscal 2018, 2017, and 2016 was $2,149, $1,788, and $1,291, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of nonvested performance shares activity at June 30, 2018 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2018
(Shares in thousands)
Nonvested, beginning of year	52	$43.99
Awarded	51	47.13
Vested	(10)	48.76
Nonvested, end of year	93	$45.16
The Committee set three one-year goals for each of the 2018, 2017 and 2016 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. For the outstanding grants as of June 30, 2018, the maximum number of shares which could be earned in future periods was 67.

Restricted Stock and Restricted Stock Units
Restricted stock award recipients are entitled to receive dividends on, and have voting rights with respect to their respective shares, but are restricted from selling or transferring the shares prior to vesting. Restricted stock awards vest over periods of one to four years. RSUs are grants valued in shares of Applied stock, but shares are not issued until the grants vest three to four years from the award date, assuming continued employment with Applied. Applied primarily pays dividend equivalents on RSUs on a current basis.
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2018 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2018
(Share amounts in thousands)
Nonvested, beginning of year	116	$46.91
Granted	53	62.62
Forfeitures	(10)	54.96
Vested	(43)	52.58
Nonvested, end of year	116	$51.27

NOTE 10: BENEFIT PLANS
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $6,551, $6,677 and $2,535 during 2018, 2017 and 2016, respectively.
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
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $359, $289, and $268 of expense associated with this plan in fiscal 2018, 2017, and 2016, respectively.
Qualified Defined Benefit Retirement Plan
The Company has a qualified defined benefit retirement plan that provides benefits to certain hourly employees at retirement. These employees do not participate in the Retirement Savings Plan. The benefits are based on length of service and date of retirement. The plan accruals were frozen as of April 16, 2018 and employees are now permitted to participate in the Retirement Savings Plan subsequent to April 16, 2018.
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
The following table sets forth the changes in benefit obligations and plan assets during the year and the funded status for the post-employment plans at June 30:

	Pension Benefits		Retiree Health Care Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of the year	$24,411	$26,605	$1,684	$2,235
Service cost	124	126	19	29
Interest cost	729	687	52	63
Plan participants’ contributions	—	—	68	69
Benefits paid	(3,181)	(1,562)	(223)	(237)
Amendments	—	—	—	(245)
Actuarial gain during year	(549)	(1,445)	(109)	(230)
Benefit obligation at end of year	$21,534	$24,411	$1,491	$1,684
Change in plan assets:
Fair value of plan assets at beginning of year	$6,530	$6,737	$—	$—
Actual gain on plan assets	516	578	—	—
Employer contributions	3,837	776	155	168
Plan participants’ contributions	—	—	68	69
Benefits paid	(3,181)	(1,561)	(223)	(237)
Fair value of plan assets at end of year	$7,702	$6,530	$—	$—
Funded status at end of year	$(13,832)	$(17,881)	$(1,491)	$(1,684)
The amounts recognized in the consolidated balance sheets and in accumulated other comprehensive loss for the post-employment plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2018	2017	2018	2017
Amounts recognized in the consolidated balance sheets:
Other current liabilities	$3,298	$2,814	$220	$220
Post-employment benefits	10,534	15,067	1,271	1,464
Net amount recognized	$13,832	$17,881	$1,491	$1,684
Amounts recognized in accumulated other comprehensive loss:
Net actuarial (loss) gain	$(4,781)	$(5,798)	$1,121	$1,167
Prior service cost	—	(35)	554	922
Total amounts recognized in accumulated other comprehensive loss	$(4,781)	$(5,833)	$1,675	$2,089
The following table provides information for pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Pension Benefits
June 30,	2018	2017
Projected benefit obligations	$21,534	$24,411
Accumulated benefit obligations	21,534	24,411
Fair value of plan assets	7,702	6,530

The net periodic costs (benefits) are as follows:

	Pension Benefits			Retiree Health Care Benefits
Year Ended June 30,	2018	2017	2016	2018	2017	2016
Service cost	$124	$126	$91	$19	$29	$22
Interest cost	729	687	879	52	63	75
Expected return on plan assets	(472)	(460)	(491)	—	—	—
Recognized net actuarial loss (gain)	424	872	913	(154)	(181)	(210)
Amortization of prior service cost	27	86	86	(369)	(271)	(271)
Recognition of prior service cost upon plan curtailment	8	—	—	—	—	—
Net periodic cost (benefits)	$840	$1,311	$1,478	$(452)	$(360)	$(384)
In accordance with the Company's adoption of ASU 2017-07, the Company reports the service cost component of the net periodic post-employment costs in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic post-employment costs are presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Therefore, $143, $155, and $113 of service costs are included in selling, distribution and administrative expense, and $245, $796, and $981 of net other periodic post-employment costs are included in other (income) expense, net in the statements of consolidated income for the years ended June 30, 2018, 2017, and 2016, respectively.
The estimated net actuarial loss for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $185. The estimated net actuarial gain and income from prior service cost for the retiree health care benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $121 and $369, respectively.
Assumptions
A discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Citigroup Pension Discount Yield Curve and the Findley Discount Curve. During fiscal 2015, the Society of Actuaries released a series of updated mortality tables resulting from recent studies measuring mortality rates for various groups of individuals. As of June 30, 2015, the Company adopted these mortality tables, which reflect improved trends in longevity and have the effect of increasing the estimate of benefits to be received by plan participants.
The weighted-average actuarial assumptions used to determine benefit obligations and net periodic benefit cost for the plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2018	2017	2018	2017
Assumptions used to determine benefit obligations at year end:
Discount rate	3.5%	2.8%	3.8%	3.3%
Assumptions used to determine net periodic benefit cost:
Discount rate	2.8%	2.3%	3.3%	2.9%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
The assumed health care cost trend rates used in measuring the accumulated benefit obligation for retiree health care benefits were 7.0% as of June 30, 2018 and 2017, respectively, decreasing to 5.0% by 2027.
A one-percentage point change in the assumed health care cost trend rates would have had the following effects as of June 30, 2018 and for the year then ended:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components of periodic expense	$9	$(8)
Effect on post-retirement benefit obligation	152	(130)

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

	Target Allocation	Fair Value
		2018	2017
Asset Class:
Equity* securities (Level 1)	40 – 70%	$6,226	$3,880
Debt securities (Level 2)	20 – 50%	1,337	2,538
Other (Level 1)	0 – 20%	139	112
Total	100%	$7,702	$6,530
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
Cash Flows
Employer Contributions
The Company expects to contribute $3,300 to its pension benefit plans and $130 to its retiree health care benefit plans in fiscal 2019. Contributions do not equal estimated future benefit payments as certain payments are made from plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as applicable, are expected to be paid in each of the next five years and in the aggregate for the subsequent five years:

During Fiscal Years	Pension Benefits	Retiree Health Care Benefits
2019	$3,700	$130
2020	3,800	120
2021	1,300	110
2022	1,300	110
2023	1,400	100
2024 through 2028	5,200	530

NOTE 11: LEASES
The Company leases many service center and distribution center facilities, vehicles and equipment under non-cancelable lease agreements accounted for as operating leases. The minimum annual rental commitments under non-cancelable operating leases as of June 30, 2018 are as follows:

During Fiscal Years
2019	$38,100
2020	27,500
2021	17,800
2022	11,200
2023	5,800
Thereafter	11,000
Total minimum lease payments	$111,400
Rental expense incurred for operating leases, principally from leases for real property, vehicles and computer equipment was $41,000 in 2018, $35,900 in 2017 and $37,300 in 2016, and was classified within selling, distribution and administrative expenses in the statements of consolidated income.
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,400, $2,400, and $3,800 and in 2018, 2017, and 2016, respectively.
NOTE 12: SEGMENT AND GEOGRAPHIC INFORMATION
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
The Company's reportable segments are: Service Center Based Distribution and Fluid Power & Flow Control. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center Based Distribution segment provides customers with solutions to their maintenance, repair and original equipment manufacturing needs through the distribution of industrial products including bearings, power transmission components, fluid power components and systems, industrial rubber products, linear motion products, tools, safety products, and other industrial and maintenance supplies. The Fluid Power & Flow Control segment distributes engineered fluid power components and specialty flow control solutions and operates shops that assemble fluid power systems and components, performs equipment repair, and offers technical advice to customers.
The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment of $25,556, $22,719, and $20,261, in 2018, 2017, and 2016, respectively, have been eliminated in the following table.

Segment Financial Information

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Year Ended June 30, 2018
Net sales	$2,346,418	$726,856	$3,073,274
Operating income for reportable segments	136,718	83,194	219,912
Assets used in the business	1,198,296	1,087,445	2,285,741
Depreciation and amortization of property	15,336	2,462	17,798
Capital expenditures	18,492	4,738	23,230
Year Ended June 30, 2017
Net sales	$2,180,358	$413,388	$2,593,746
Operating income for reportable segments	115,794	46,569	162,363
Assets used in the business	1,187,054	200,541	1,387,595
Depreciation and amortization of property	14,375	931	15,306
Capital expenditures	14,566	2,479	17,045
Year Ended June 30, 2016
Net sales	$2,150,478	$368,950	$2,519,428
Operating income for reportable segments	113,111	37,174	150,285
Assets used in the business	1,132,222	179,803	1,312,025
Depreciation and amortization of property	15,049	917	15,966
Capital expenditures	12,500	630	13,130
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
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2018	2017	2016
Operating income for reportable segments	$219,912	$162,363	$150,285
Adjustments for:
Intangible amortization — Service Center Based Distribution	17,375	18,954	19,913
Intangible amortization — Fluid Power & Flow Control	14,690	5,417	5,667
Goodwill Impairment — Service Center Based Distribution	—	—	64,794
Corporate and other income, net	(37,980)	(37,394)	(29,871)
Total operating income	225,827	175,386	89,782
Interest expense, net	23,485	8,541	8,763
Other (income) expense, net	(2,376)	(121)	2,041
Income before income taxes	$204,718	$166,966	$78,978
Fluctuations in corporate and other income, net, are due to changes in corporate expenses, as well as in the amounts and levels of certain supplier support benefits and expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.
Product Category
Net sales by product category are as follows:

Year Ended June 30,	2018	2017	2016
Industrial	$2,085,571	$1,855,437	$1,836,484
Fluid power & flow control	987,703	738,309	682,944
Net sales	$3,073,274	$2,593,746	$2,519,428

The fluid power & flow control product category includes sales of hydraulic, pneumatic, lubrication, filtration, and flow control components and systems, and repair services through the Company’s Fluid Power & Flow Control segment as well as the Service Center Based Distribution segment.
Geographic Information
Net sales are presented in geographic areas based on the location of the facility shipping the product. Long-lived assets are based on physical locations and are comprised of the net book value of property and intangible assets. Information by geographic area is as follows:

Year Ended June 30,	2018	2017	2016
Net Sales:
United States	$2,615,041	$2,182,552	$2,117,485
Canada	273,622	251,999	257,797
Other Countries	184,611	159,195	144,146
Total	$3,073,274	$2,593,746	$2,519,428

June 30,	2018	2017	2016
Long-Lived Assets:
United States	$501,373	$207,126	$225,538
Canada	50,261	57,947	66,304
Other Countries	5,656	6,558	7,163
Total	$557,290	$271,631	$299,005
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
NOTE 14: OTHER (INCOME) EXPENSE, NET
Other (income) expense, net, consists of the following:

Year Ended June 30,	2018	2017	2016
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(785)	$(1,188)	$(87)
Foreign currency transaction (gains) losses	(210)	209	1,039
Net other periodic post-employment costs	245	796	981
Life insurance (income) expense, net	(1,628)	107	108
Other, net	2	(45)	—
Total other (income) expense, net	$(2,376)	$(121)	$2,041

QUARTERLY OPERATING RESULTS
(In thousands, except per share amounts)
(UNAUDITED)

					Per Common Share
	Net Sales	Gross Profit	Operating Income	Net Income	Net Income	Cash Dividend
2018
First Quarter	$680,701	$192,424	$51,837	$33,721	$0.86	$0.29
Second Quarter	667,187	188,360	46,715	30,950	0.79	0.29
Third Quarter	827,665	239,524	56,444	36,592	0.93	0.30
Fourth Quarter	897,721	263,687	70,831	40,362	1.03	0.30
	$3,073,274	$883,995	$225,827	$141,625	$3.61	$1.18
2017
First Quarter	$624,848	$178,330	$43,218	$27,371	$0.70	$0.28
Second Quarter	608,123	172,456	37,656	24,085	0.61	0.28
Third Quarter	679,304	190,802	45,467	29,494	0.75	0.29
Fourth Quarter	681,471	196,107	48,249	52,960	1.34	0.29
	$2,593,746	$737,695	$174,590	$133,910	$3.40	$1.14
2016
First Quarter	$641,904	$181,012	$41,026	$24,291	$0.61	$0.27
Second Quarter	610,346	173,167	38,362	23,947	0.61	0.27
Third Quarter	633,172	174,793	(33,032)	(44,728)	(1.14)	0.28
Fourth Quarter	634,006	178,450	42,445	26,067	0.66	0.28
	$2,519,428	$707,422	$88,801	$29,577	$0.75	$1.10
On August 10, 2018, there were 4,307 shareholders of record including 2,914 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company’s common stock is listed on the New York Stock Exchange. The closing price on August 10, 2018 was $72.20 per share.
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
Fiscal 2018
During the second quarter of fiscal 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate to a blended statutory rate for the annual period of 28.1%. The corporate income tax rate change had a favorable impact to the Company of $12.1 million for fiscal 2018. Further, we recognized provisional amounts for the one-time transition tax of $3.9 million and for the re-measurement of the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse of $2.4 million. Overall, the Act resulted in a net tax benefit of $5.8 million for fiscal 2018, which is included as a component of income tax expense in the statements of consolidated income.
During the third quarter of fiscal 2018, the Company completed the acquisition of all of the outstanding shares of FCX Performance, Inc. (FCX), a Columbus, Ohio based distributor of specialty process flow control products and services. At the time of closing, FCX operated 68 locations with approximately 1,000 employees. The total consideration transferred for the acquisition was approximately $782 million, which was financed by cash-on-hand and a new credit facility comprised of a $780 million Term Loan A and $250 million revolver (the Credit Facility), effective with the transaction closing. This Credit Facility was used to finance the transaction, as well as to repay the Company's existing term loan outstanding prior to the acquisition date.
Fiscal 2017
During the fourth quarter of fiscal 2017, the Company recorded a tax benefit pertaining to a worthless stock tax deduction of $22.2 million, or $0.56 per share.  This deduction is based on the write-off of its investment in one of its Canadian subsidiaries for U.S. tax purposes.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
On January 31, 2018, the Company completed the acquisition of FCX Performance, Inc ("FCX"). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of June 30, 2018 did not include the internal control over financial reporting of FCX. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include FCX's operations.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2018.
The Company acquired FCX Performance Inc. ("FCX") on January 31, 2018. Management has excluded FCX from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2018. FCX represents approximately 39.5% and 8.1% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2018.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 17, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Applied Industrial Technologies, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated August 17, 2018, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at FCX Performance Inc. ("FCX"), which was acquired on January 31, 2018 and whose financial statements constitute 39.5% of total assets and 8.1% of net sales of the consolidated financial statements as of and for the year ended June 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at FCX.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 17, 2018

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 30, 2018, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 30, 2018, under the captions “Executive Compensation” and “Compensation Committee Report.”

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
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2018.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,378,637	$45.22	*
Equity compensation plans not approved by security holders	—	—	—
Total	1,378,637	$45.22	*

*
The 2015 Long-Term Performance Plan was adopted to replace the 2011 Long-Term Performance Plan and the 2011 Long-Term Performance Plan was adopted to replace the 2007 Long-Term Performance Plan. Stock options and stock appreciation rights remain outstanding under each of the 2007 and 2011 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2015 Long-Term Performance Plan at June 30, 2018 was 1,665,033.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 30, 2018, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 30, 2018, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 30, 2018, under the caption “Item 3 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2018, 2017, and 2016

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2018, 2017, and 2016

•	Consolidated Balance Sheets at June 30, 2018 and 2017

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2018, 2017, and 2016

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2018, 2017, and 2016

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2018, 2017, and 2016

•	Supplementary Data:

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through June 29, 2018, between Applied and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), conformed to show all amendments.

4.3
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 10.1 to Applied’s Form 8-K filed July 2, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.4
Request for Purchase dated October 22, 2014 and 3.21% Series D Notes dated October 30, 2014, under Private Shelf Agreement dated November 27, 1996, as amended, between Applied Industrial Technologies, Inc. and Prudential Investment Management, Inc. (filed as Exhibit 4.5 to Applied's Form 10-Q for the quarter ended September 30, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.5
Credit Agreement dated as of January 31, 2018, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 10.1 to Applied's Form 8-K filed February 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 30, 2018 under the caption “Director Compensation.”

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

*10.6	2007 Long-Term Performance Plan (filed as Exhibit 10 to Applied's Form 8-K filed October 23, 2007, SEC File No. 1-2299, and incorporated here by reference).

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

*10.10	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K filed November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2018, SEC File No. 1-2299, and incorporated here by reference).

*10.12
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2017 revision) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.14	Performance Shares Terms and Conditions (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Management Incentive Plan General Terms (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2016, SEC File No. 1-2299, and incorporated here by reference).

*10.16
Key Executive Restoration Plan, as amended and restated, in which Applied's executive officers participate (filed as Exhibit 10.1 to Applied's Form 8-K filed August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.17
Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.18
Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) in which Fred D. Bauer, as well as Todd A. Barlett and Mark O. Eisele (executive officers who retired in the year ended June 30, 2018) participate (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.19
First Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied's Form 8-K filed December 22, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.20
Second Amendment to the Applied Industrial Technologies, Inc. Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms) (filed as Exhibit 10.1 to Applied's Form 8-K filed October 26, 2012, SEC File No. 1-2299, and incorporated here by reference).

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

*10.24
Supplemental Defined Contribution Plan (January 1, 1997 Restatement) the terms of which govern benefits vested as of December 31, 2004, for Todd A. Barlett, Fred D. Bauer and Mark O. Eisele (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

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

*10.27
Supplemental Defined Contribution Plan (Post-2004 Terms), restated effective as of January 1, 2017 (filed as Exhibit 10.27 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference.)

*10.28	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K filed October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K filed October 26, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.30	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K filed October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.31	Change in Control Agreement for Fred D. Bauer (filed as Exhibit 99.1 to Applied's Form 8-K filed April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.32
Form of Change in Control Agreement for executive officers newly hired since 2012 (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.33
A written description of Applied's Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10.33 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.34
A written description of Applied's Long-Term Disability Insurance for executive officers (filed as Exhibit 10.34 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.35
A written description of Applied's Retiree Health Care Coverage for Neil A. Schrimsher, Todd A. Barlett, Fred D.Bauer and Mark O. Eisele (filed as Exhibit 10.35 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

10.36
Agreement and Plan of Merger by and among Applied Industrial Technologies, Inc., Fortress Merger Sub Holding LLC, Fortress Merger Sub LP, FCX Group Holdings, LP, FCX Group GP, LLC, and Harvest Partners, LP (filed as Exhibit 10.1 to Applied's Form 8-K filed January 9, 2018, SEC File No. 1-2299, and incorporated here by reference).

21	Applied’s subsidiaries at June 30, 2018.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ITEM 16. FORM 1O-K SUMMARY.

Not applicable.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2018, 2017, AND 2016
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2018
Reserve deducted from assets to which it applies — accounts receivable allowances	$9,628	$2,803	$4,578	(A)	$3,443	(B)	$13,566
Year Ended June 30, 2017
Reserve deducted from assets to which it applies — accounts receivable allowances	$11,034	$2,071	$(133)	(A)	$3,344	(B)	$9,628
Year Ended June 30, 2016
Reserve deducted from assets to which it applies — accounts receivable allowances	$10,621	$4,303	$(46)	(A)	$3,844	(B)	$11,034

(A)
Amounts in the year ending June 30, 2018 represent reserves recorded through purchase accounting for acquisitions made during the year of $3,549 and for the return of merchandise by customers of $1,029. Amounts in prior fiscal years represent reserves for the return of merchandise by customers.

(B)	Amounts represent uncollectible accounts charged off.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ Neil A. Schrimsher	/s/ David K. Wells
Neil A. Schrimsher President & Chief Executive Officer	David K. Wells Vice President-Chief Financial Officer & Treasurer

/s/ Christopher Macey
Christopher Macey Corporate Controller (Principal Accounting Officer)
Date: August 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Peter A. Dorsman, Director	L. Thomas Hiltz, Director

*	*
Edith Kelly-Green, Director	Dan P. Komnenovich, Director

*	*
Robert J. Pagano, Jr., Director	Vincent K. Petrella, Director

*	/s/ Neil A. Schrimsher
Joe A. Raver, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director

*	*
Dr. Jerry Sue Thornton, Director	Peter C. Wallace, Director and Chairman

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 17, 2018