Form 10-Q
period 2018-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2018-11-01
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2018
OR

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

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes [ ]    No [X]

There were 38,754,611 (no par value) shares of common stock outstanding on October 19, 2018.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2018	2017
Net sales	$864,515	$680,701
Cost of sales	612,662	488,277
Gross profit	251,853	192,424
Selling, distribution and administrative expense, including depreciation	185,514	140,587
Operating income	66,339	51,837
Interest expense, net	10,476	2,166
Other income, net	(239)	(711)
Income before income taxes	56,102	50,382
Income tax expense	7,164	16,661
Net income	$48,938	$33,721
Net income per share - basic	$1.26	$0.87
Net income per share - diluted	$1.24	$0.86
Cash dividends per common share	$0.30	$0.29
Weighted average common shares outstanding for basic computation	38,714	38,932
Dilutive effect of potential common shares	650	404
Weighted average common shares outstanding for diluted computation	39,364	39,336
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2018	2017
Net income per the condensed statements of consolidated income	$48,938	$33,721

Other comprehensive income, before tax:
Foreign currency translation adjustments	5,714	8,159
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(75)	(14)
Unrealized loss on investment securities available for sale	—	(4)
Cumulative effect of adopting accounting standard	(50)	—
Total of other comprehensive income, before tax	5,589	8,141
Income tax expense (benefit) related to items of other comprehensive income	242	(11)
Other comprehensive income, net of tax	5,347	8,152
Comprehensive income, net of tax	$54,285	$41,873
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2018	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$56,408	$54,150
Accounts receivable, less allowances of $14,332 and $13,566	565,462	548,811
Inventories	431,658	422,069
Other current assets	35,555	32,990
Total current assets	1,089,083	1,058,020
Property, less accumulated depreciation of $179,972 and $175,300	119,781	121,343
Identifiable intangibles, net	425,801	435,947
Goodwill	647,529	646,643
Other assets	23,494	23,788
TOTAL ASSETS	$2,305,688	$2,285,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$241,885	$256,886
Current portion of long term debt	19,184	19,183
Compensation and related benefits	62,995	73,370
Other current liabilities	70,109	83,112
Total current liabilities	394,173	432,551
Long-term debt	953,216	944,522
Post-employment benefits	9,212	11,985
Other liabilities	78,281	81,720
TOTAL LIABILITIES	1,434,882	1,470,778
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 38,754 and 38,703 outstanding, respectively	10,000	10,000
Additional paid-in capital	168,618	169,383
Retained Earnings	1,181,683	1,129,678
Treasury shares—at cost (15,459 and 15,510 shares, respectively)	(404,619)	(403,875)
Accumulated other comprehensive loss	(84,876)	(90,223)
TOTAL SHAREHOLDERS’ EQUITY	870,806	814,963
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,305,688	$2,285,741
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$48,938	$33,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	4,981	3,927
Amortization of intangibles	10,921	5,831
Amortization of stock options and appreciation rights	651	577
Other share-based compensation expense	1,043	778
Changes in operating assets and liabilities, net of acquisition	(53,184)	(35,025)
Other, net	(1,553)	(369)
Net Cash provided by Operating Activities	11,797	9,440
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	(5,014)
Property purchases	(3,173)	(6,336)
Proceeds from property sales	77	283
Net Cash used in Investing Activities	(3,096)	(11,067)
Cash Flows from Financing Activities
Net repayments under revolving credit facility	(19,500)	—
Long-term debt borrowings	175,000	—
Long-term debt repayments	(146,934)	(839)
Payment of debt issuance costs	(685)	—
Purchases of treasury shares	—	(13,761)
Dividends paid	(11,334)	(11,327)
Acquisition holdback payments	(219)	(319)
Taxes paid for shares withheld for equity awards	(3,203)	(1,056)
Net Cash used in Financing Activities	(6,875)	(27,302)
Effect of Exchange Rate Changes on Cash	432	1,641
Increase (Decrease) in Cash and Cash Equivalents	2,258	(27,288)
Cash and Cash Equivalents at Beginning of Period	54,150	105,057
Cash and Cash Equivalents at End of Period	$56,408	$77,769
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2018, and the results of its operations and its cash flows for the three month periods ended September 30, 2018 and 2017, have been included. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.
Operating results for the three month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2019.

Recently Adopted Accounting Guidance
Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). The standard outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." Subsequent to the issuance of ASU 2014-09, the FASB issued ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12, which clarify the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model, and have been collectively codified into ASC 606. The provisions of ASC 606 are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. On July 1, 2018, the Company adopted ASC 606 using the modified retrospective method. As a result, the Company applied ASC 606 only to contracts that were not completed as of July 1, 2018. The adoption of ASC 606 resulted in a net increase to opening retained earnings of approximately $3,429, net of tax, on July 1, 2018. See Note 2, Revenue Recognition, for further information on the impacts of these standard updates.
Income tax consequences of intra-entity transfer of assets other than inventory
In October 2016, the FASB issued its final standard on the income tax consequences of intra-entity transfers of assets other than inventory. This standard, issued as ASU 2016-16, requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This update is effective for annual and interim financial statement periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-16 during the first quarter of fiscal 2019 using the modified retrospective method, and recorded a cumulative-effect adjustment decreasing retained earnings by $424, recording a deferred tax asset of $587 and reversing a prepaid asset of $1,011 as of the beginning of the period. The deferred tax asset is included in other assets on the condensed consolidated balance sheet as of September 30, 2018.

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

Recently Issued Accounting Guidance
In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. The core principle of this update is that a "lessee should recognize the assets and liabilities that arise from leases." This update is effective for financial statement periods

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

beginning after December 15, 2018, with earlier application permitted. In July 2018, the FASB issued ASU 2018-10 which clarifies the guidance in ASU 2016-02, and ASU 2018-11 which provides entities with an additional transition method option for adopting the new standard. The company plans to use this new transition method option upon adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company has established a cross-functional team to evaluate the new standard and has begun implementing new lease administration software. The Company is still determining the financial impact that this standard update will have on its consolidated financial statements, but anticipates it will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the consolidated balance sheet. The Company will continue to evaluate the impacts of the adoption of the standard and these assessments are subject to change.
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
In August 2018, the FASB issued its final standard on the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This standard, issued as ASU 2018-15, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

2.    REVENUE RECOGNITION

The Company adopted ASC 606 - Revenue from Contracts with Customers using the modified retrospective method effective July 1, 2018. The Company completed an analysis of revenue streams at each of its business units and evaluated the impact of adopting ASC 606 on revenue recognition. The Company primarily sells purchased products and the majority of its revenue is recognized at a point in time. The cumulative effect of initially applying ASC 606 resulted in a net increase to the opening retained earnings balance of $3,429, net of tax, at July 1, 2018. The transition adjustment is comprised of two components. The first component is recognition of revenue from bill and hold arrangements. The second component is recognition of revenue from contracts that meet the criteria to recognize revenue over time as the underlying products have no alternative use and the Company has a right to payment for performance completed to date. Revenue for periods prior to July 1, 2018 has not been adjusted and continues to be reported under ASC Topic 605 - Revenue Recognition.
Revenue Recognition
The Company primarily sells purchased products distributed through its network of service centers and recognizes revenue at a point in time when control of the product transfers to the customer, typically upon shipment from an AIT facility or directly from a supplier. For products that ship directly from suppliers to customers, AIT acts as the principal in the transaction and recognizes revenue on a gross basis. Revenue recognized over time is not significant. Revenue is measured as the amount of consideration expected to be received in exchange for the products and services provided, net of allowances for product returns, variable consideration, and any taxes collected from customers that will be remitted to governmental authorities. Shipping and handling costs are recognized in net sales when they are billed to the customer. The Company has elected to account for shipping and handling activities as fulfillment costs. There are no significant costs associated with obtaining customer contracts.
Payment terms with customers vary by the type and location of the customer and the products or services offered. The Company does not adjust the promised amount of consideration for the effects of significant financing components based on the expectation that the period between when the Company transfers a promised good or service to a

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

customer and when the customer pays for that good or service will be one year or less. Arrangements with customers that include payment terms extending beyond one year are not significant.
Accounts Receivable
Accounts receivable are stated at their estimated net realizable value and consist of amounts billed or billable and currently due from customers. The Company maintains an allowance for doubtful accounts, which reflects management’s best estimate of probable losses based on an analysis of customer accounts, known troubled accounts, historical experience with write-offs, and other currently available evidence.
Variable Consideration
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. Product returns are estimated based on historical return rates. The Company estimates and recognizes variable consideration based on historical experience to determine the expected amount to which the Company will be entitled in exchange for transferring the promised goods or services to a customer. The Company records variable consideration as an adjustment to the transaction price in the period it is incurred. The realization of variable consideration occurs within a short period of time from product delivery; therefore, the time value of money effect is not significant.
The following tables summarize the impacts of ASC 606 on the Company's condensed consolidated financial statements:

	For the three months ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Net Sales	$864,515	$3,312	$867,827
Cost of Sales	612,662	2,404	615,066
Gross Profit	251,853	908	252,761
Selling, Distribution and Administrative, including depreciation	185,514	219	185,733
Operating Income	66,339	689	67,028
Interest Expense, net	10,476	—	10,476
Other Income, net	(239)	—	(239)
Income Before Income Taxes	56,102	689	56,791
Income Tax Expense	7,164	172	7,336
Net Income	$48,938	$517	$49,455

	As of September 30, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Accounts Receivable, net	$565,462	$(10,393)	$555,069
Inventories	431,658	12,529	444,187
Other Assets	23,494	173	23,667

Liabilities
Other Current Liabilities	70,109	6,559	76,668
Compensation and Related Benefits	62,995	(511)	62,484
Other Liabilities	78,281	(827)	77,454

Equity
Retained Earnings	$1,181,683	$(2,912)	$1,178,771

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Disaggregation of Revenues
The following table presents the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended September 30,
	2018			2017
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$490,774	$256,649	747,423	$458,996	$108,549	$567,545
Canada	69,107	—	69,107	66,817	—	$66,817
Other countries	44,168	3,817	47,985	43,100	3,239	$46,339
Total	$604,049	$260,466	$864,515	$568,913	$111,788	$680,701
The following table presents the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2018:

	For the three months ended September 30, 2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.8%	44.0%	38.3%
Industrial Machinery	9.2%	21.4%	12.9%
Metals	11.1%	7.8%	10.1%
Food	10.8%	2.5%	8.3%
Oil & Gas	9.6%	2.1%	7.3%
Chem/Petrochem	3.5%	15.6%	7.1%
Forest Products	8.7%	2.6%	6.9%
Cement & Aggregate	6.8%	1.0%	5.0%
Transportation	4.5%	3.0%	4.1%
Total	100.0%	100.0%	100.0%
The following table presents the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2018:

	For the three months ended September 30, 2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	32.8%	1.5%	23.3%
Fluid Power	14.0%	37.6%	21.1%
General Maintenance; Hose Products	27.6%	4.7%	20.8%
Bearings, Linear & Seals	25.6%	—%	17.9%
Specialty Flow Control	—%	56.2%	16.9%
Total	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
FCX Acquisition
On January 31, 2018, the Company completed the acquisition of 100% of the outstanding shares of FCX Performance, Inc. (FCX), a Columbus, Ohio based distributor of specialty process flow control products and services. The total consideration transferred for the acquisition was $781,781, which was financed by cash-on-hand and a new credit facility comprised of a $780,000 Term Loan A and a $250,000 revolver, effective with the transaction closing. See Note 5 - Debt. As a distributor of engineered valves, instruments, pumps and lifecycle services to MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers across diverse industrial and process end markets, this business is included in the Fluid Power & Flow Control Segment.

The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of FCX based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase accounting will be finalized within one year from the acquisition date.

Cash	$11,141
Accounts receivable	80,836
Inventories	47,325
Other current assets	1,657
Property	8,282
Identifiable intangible assets	305,420
Goodwill	439,164
Other assets	775
Total assets acquired	$894,600
Accounts payable and accrued liabilities	54,518
Other liabilities	2,677
Deferred tax liabilities	55,624
Net assets acquired	$781,781

Purchase price	$784,281
Reconciliation of fair value transferred:
Working Capital Adjustments	(2,500)
Total Consideration	$781,781

Goodwill acquired of $160,814 is expected to be deductible for income tax purposes.

Net sales, operating income and net income from the FCX acquisition included in the Company’s three months ended September 30, 2018 are as follows:

July 1, 2018 to September 30, 2018
Net sales	$146,486
Operating income	11,552
Net income	9,220

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following unaudited pro forma consolidated results of operations have been prepared as if the FCX acquisition (including the related acquisition costs) had occurred at the beginning of fiscal 2018:

Pro forma, three months ended September 30:	2017
Net sales	$762,253
Operating income	54,017
Net income	30,726
Diluted net income per share	$0.78

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets had been applied as of July 1, 2017. In addition, pro forma adjustments have been made for the interest expense that would have been incurred as a result of the indebtedness used to finance the acquisitions. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of FCX; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred as of the date indicated or that may result in the future.
Other Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of Diseño, Construcciones y Fabricaciones Hispanoamericanas, S.A. (DICOFASA), a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,395, and goodwill was $2,525 based upon estimated fair values at the acquisition date. The purchase price includes $906 of acquisition holdback payments, of which $219 was paid during the three months ended September 30, 2018. Due to changes in foreign currency exchange rates, the remaining balance is $660, which is included in other current liabilities and other liabilities on the condensed consolidated balance sheets as of September 30, 2018, and which will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2018 and the three month period ended September 30, 2018 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2017	$201,740	$4,395	$206,135
Goodwill acquired during the period	2,525	439,164	441,689
Other, primarily currency translation	(1,181)	—	(1,181)
Balance at June 30, 2018	$203,084	$443,559	$646,643
Goodwill acquired during the period	—	—	—
Other, primarily currency translation	886	—	886
Balance at September 30, 2018	$203,970	$443,559	$647,529

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

At September 30, 2018 and June 30, 2018, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power & Flow Control segment.

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2018	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$466,885	$134,284	$332,601
Trade names	113,155	24,395	88,760
Vendor relationships	11,398	7,558	3,840
Non-competition agreements	2,763	2,163	600
Total Identifiable Intangibles	$594,201	$168,400	$425,801

June 30, 2018	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$465,691	$125,009	$340,682
Trade names	112,939	22,454	90,485
Vendor relationships	11,425	7,382	4,043
Non-competition agreements	2,761	2,024	737
Total Identifiable Intangibles	$592,816	$156,869	$435,947

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2018) for the next five years is as follows: $33,200 for the remainder of 2019, $42,600 for 2020, $40,200 for 2021, $37,900 for 2022, $35,400 for 2023 and $31,100 for 2024.

5.     DEBT

Revolving Credit Facility & Term Loan
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At September 30, 2018 and June 30, 2018, the Company had $628,250 and $775,125, respectively, outstanding under the term loan. The

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

interest rate on the term loan as of September 30, 2018 and June 30, 2018 was 4.25% and 4.13%, respectively. The Company had no amount outstanding under the revolver at September 30, 2018, and $19,500 was outstanding under the revolver at June 30, 2018. Unused lines under this facility, net of outstanding letters of credit of $4,573 and $3,625, respectively, to secure certain insurance obligations, totaled $245,427 and $226,875 at September 30, 2018 and June 30, 2018, respectively, and were available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the amount outstanding under the revolving credit facility as of June 30, 2018 was 3.93%.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of September 30, 2018 and June 30, 2018, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there were no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of September 30, 2018, the Company has borrowed $175,000 under the AR Securitization Facility, and the interest rate was 2.08%.
Other Long-Term Borrowings
At September 30, 2018 and June 30, 2018, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of September 30, 2018, $50,000 in additional financing was available under this facility.
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2018 and June 30, 2018, $1,380 and $1,438 was outstanding, respectively.
Unamortized debt issue costs of $551 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, respectively. Unamortized debt issue costs of $1,679 and $1,807 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of September 30, 2018 and June 30, 2018, respectively.

6.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2018 and June 30, 2018 totaled $11,080 and $10,318, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of September 30, 2018 and June 30, 2018, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

7.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminated U.S. federal income tax on dividends from foreign subsidiaries, and created new taxes on certain foreign-sourced earnings. During the three months ended September 30, 2018, the Company's estimated annual effective tax rate reflects the change in the federal statutory rate from 35% to 21%. The corporate income tax rate change had a favorable impact to the Company of $7,854 for the three months ended September 30, 2018.
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
Accordingly, as of September 30, 2018, we have not completed our accounting for the tax effects of the Act. In fiscal 2018, we recognized a provisional tax liability of $3,877 related to the one-time transition tax on certain un-remitted earnings of foreign subsidiaries, which is payable over eight years. In the first quarter of fiscal 2019, the Company recorded an adjustment of $1,798 to reduce the provisional tax liability related to the one-time transition tax. We also recorded a tax benefit for $2,285 to increase the provisional foreign tax credit related to the transition tax. The new taxes and deductions related to certain foreign-sourced earnings recognized in the first quarter of fiscal 2019 resulted in a net provisional tax benefit of $169. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
Overall, considering the decrease in the corporate income tax rate, the tax benefit related to the transition tax adjustment, and the new taxes and deductions related to certain foreign earnings, the Act resulted in a tax benefit of $12,106 for the three months ended September 30, 2018, which is included as a component of income tax expense in the condensed statements of consolidated income.

8.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2018
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2018	$(87,974)	$50	$(2,299)	$(90,223)
Other comprehensive income	5,453	—	—	5,453
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(56)	(56)
Cumulative effect of adopting accounting standard	—	(50)	—	(50)
Net current-period other comprehensive income (loss)	5,453	(50)	(56)	5,347
Balance at September 30, 2018	$(82,521)	$—	$(2,355)	$(84,876)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30, 2017
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2017	$(79,447)	$21	$(2,276)	$(81,702)
Other comprehensive income (loss)	8,159	(3)	—	8,156
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(4)	(4)
Net current-period other comprehensive income (loss)	8,159	(3)	(4)	8,152
Balance at September 30, 2017	$(71,288)	$18	$(2,280)	$(73,550)

Other Comprehensive Income
Details of other comprehensive income are as follows:

	Three Months Ended September 30,
	2018			2017
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Benefit	Net Amount
Foreign currency translation adjustments	$5,714	$261	$5,453	$8,159	$—	$8,159
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into SD&A expense and included in net periodic pension costs	(75)	(19)	(56)	(14)	(10)	(4)
Unrealized (loss) gain on investment securities available for sale	—	—	—	(4)	(1)	(3)
Cumulative effect of adopting accounting standard	(50)	—	(50)	—	—	—
Other comprehensive income	$5,589	$242	$5,347	$8,141	$(11)	$8,152

Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2018 and 2017, respectively, stock options and stock appreciation rights related to 250 and 293 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

9.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic post-employment costs recognized for the Company’s post-employment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended September 30,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$11	$31	$4	$5
Interest cost	174	183	13	13
Expected return on plan assets	(133)	(118)	—	—
Recognized net actuarial loss (gain)	46	106	(30)	(39)
Amortization of prior service cost	—	7	(92)	(92)
Net periodic cost (benefit)	$98	$209	$(105)	$(113)

The Company contributed $2,400 to its pension benefit plans and $55 to its retiree health care plans in the three months ended September 30, 2018. Expected contributions for the remainder of fiscal 2019 are $900 for the pension benefit plans to fund scheduled retirement payments and $165 for retiree health care plans.

10.    SEGMENT INFORMATION

In the first quarter of fiscal 2019, the Company performed a review of its management reporting structure and implemented changes to align with how the Company measures performance. As a result, the Company has revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. Certain supplier support benefits are now included within the Service Center Based Distribution segment operating income. Previously, these benefits were included in Corporate and other expense, net. All prior-period amounts have been adjusted to reflect the reportable segment change.
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment of $6,916 and $6,091, in the three months ended September 30, 2018 and 2017, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
September 30, 2018
Net sales	$604,049	$260,466	$864,515
Operating income for reportable segments	62,809	30,880	93,689
Assets used in business	1,227,815	1,077,873	2,305,688
Depreciation and amortization of property	3,911	1,070	4,981
Capital expenditures	2,444	729	3,173

September 30, 2017
Net sales	$568,913	$111,788	$680,701
Operating income for reportable segments	59,247	13,202	72,449
Assets used in business	1,182,784	202,123	1,384,907
Depreciation and amortization of property	3,669	258	3,927
Capital expenditures	5,548	788	6,336

Enterprise Resource Planning system (ERP) related assets are included within the Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2018	2017
Operating income for reportable segments	$93,689	$72,449
Adjustment for:
Intangible amortization—Service Center Based Distribution	4,018	4,512
Intangible amortization—Fluid Power & Flow Control	6,903	1,319
Corporate and other expense, net	16,429	14,781
Total operating income	66,339	51,837
Interest expense, net	10,476	2,166
Other income, net	(239)	(711)
Income before income taxes	$56,102	$50,382

The change in corporate and other income, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

11.    OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended
	September 30,
	2018	2017
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(342)	$(368)
Foreign currency transactions loss (gain)	27	(311)
Net other periodic post-employment (benefit) costs	(22)	60
Other, net	98	(92)
Total other income, net	$(239)	$(711)

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
Cleveland, Ohio

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of September 30, 2018, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2018, and the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated August 17, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
November 1, 2018

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With approximately 6,600 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2019, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 607 facilities.

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

Overview
On July 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606") using the modified retrospective method and recorded the cumulative effect of adopting the standard to opening retained earnings on July 1, 2018. The adoption of ASC 606 unfavorably impacted consolidated sales by $3.3 million, gross profit by $0.9 million, operating income by $0.7 million, and net income by $0.5 million.

Consolidated sales for the quarter ended September 30, 2018 increased $183.8 million or 27.0% compared to the prior year quarter, with the acquisition of FCX Performance Inc. (FCX) increasing sales by $146.5 million or 21.5%, unfavorable foreign currency translation of $6.3 million decreasing sales by 0.9%, the adoption of ASC 606 decreasing sales by 0.5%, and organic growth increasing sales by 6.9%. Operating margin of 7.7% of sales, was up from 7.6% for the prior year quarter. Net income of $48.9 million increased 45.1% compared to the prior year quarter. Shareholders' equity was $870.8 million at September 30, 2018, up from the June 30, 2018 level of $815.0 million. The current ratio was 2.8 to 1 at September 30, 2018 and 2.4 to 1 at June 30, 2018.

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

The MCU (total industry) and IP indices have increased since June 2018. The MCU for September 2018 was 78.1, which is increased from both the June 2018 and September 2017 revised readings of 77.8 and 75.7, respectively. The ISM PMI registered 59.8 in September, a slight decrease from the June 2018 reading of 60.2, but remained above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2018	78.1	59.8	104.8
August 2018	78.1	61.3	104.6
July 2018	77.9	58.1	104.3

The number of Company employees was 6,600 at September 30, 2018, 6,634 at June 30, 2018, and 5,529 at September 30, 2017. The number of operating facilities totaled 607 at September 30, 2018, 610 at June 30, 2018 and 554 at September 30, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended September 30, 2018 and 2017

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2018	2017
Net Sales	100.0%	100.0%	27.0%
Gross Profit	29.1%	28.3%	30.9%
Selling, Distribution & Administrative	21.5%	20.7%	32.0%
Operating Income	7.7%	7.6%	28.0%
Net Income	5.7%	5.0%	45.1%

During the quarter ended September 30, 2018, sales increased $183.8 million or 27.0% compared to the prior year quarter, with sales from acquisitions adding $146.5 million or 21.5% and unfavorable foreign currency translation accounting for a decrease of $6.3 million or 0.9%. There were 63 selling days in both the quarters ended September 30, 2018 and 2017. The adoption of ASC 606 had the effect of decreasing consolidated sales by $3.3 million or 0.5%. Excluding the impact of businesses acquired, currency translation, and the adoption of ASC 606, sales were up $46.9 million or 6.9% during the quarter, driven by an increase of 6.1% from the Service Center Based Distribution segment in addition to an increase of 0.8% from the Fluid Power & Flow Control segment.

The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Three months ended September 30,		Sales Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
Service Center Based Distribution	$604.0	$568.9	$35.1	$—	$(6.3)	$41.4
Fluid Power & Flow Control	260.5	111.8	148.7	146.5	—	2.2
Total	$864.5	$680.7	$183.8	$146.5	$(6.3)	$43.6

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $35.1 million or 6.2%. Unfavorable foreign currency translation decreased sales by $6.3 million or 1.1%. Excluding the impact of foreign currency translation, sales increased $41.4 million or 7.3%, which reflects the improvement in the industrial economy and correlates with the increases in the MCU and IP indices.

Sales from our Fluid Power & Flow Control segment increased $148.7 million or 133.0%. The acquisition within this segment increased sales by $146.5 million or 131.0%. The adoption of ASC 606 had the effect of decreasing sales for the Fluid Power and Flow Control segment by $3.4 million or 3.0%. Excluding the impact of businesses acquired and the adoption of ASC 606, sales increased $5.6 million or 5.0%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Three months ended September 30,		Sales Increase		Foreign Currency	Organic Change
Sales by Geographic Area	2018	2017		Acquisitions
United States	$747.4	$567.5	$179.9	$146.5	$—	$33.4
Canada	69.1	66.8	2.3	—	(2.7)	5.0
Other countries	48.0	46.4	1.6	—	(3.6)	5.2
Total	$864.5	$680.7	$183.8	$146.5	$(6.3)	$43.6

Sales in our U.S. operations were up $179.9 million or 31.7%, as acquisitions added $146.5 million or 25.8%. The adoption of ASC 606 had the effect of decreasing sales for the U.S. operations by $3.3 million or 0.6%. Excluding the impact of businesses acquired and the adoption of ASC 606, U.S. sales were up $36.7 million or 6.5%. Sales from our Canadian operations increased $2.3 million or 3.4%, and unfavorable foreign currency translation decreased Canadian sales by $2.7 million or 4.1%. Excluding the impact of foreign currency translation, Canadian sales were up $5.0 million or 7.5%, of which 9.1% is growth from operations, offset by a decrease of 1.6% due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $1.6 million or 3.6% from the prior year. Unfavorable foreign currency translation decreased other country sales by $3.6 million or 7.6%. Excluding the impact of currency translation, other country sales were up $5.2 million, or 11.2% during the quarter.

Our gross profit margin for the quarter was 29.1% compared to the prior year's quarter of 28.3%. The acquisition of FCX favorably impacted the gross profit margin by 96 basis points during the three months ended September 30, 2018, which was offset by 18 basis points of unfavorable impact from the change in LIFO expense in the current quarter compared to the prior year quarter.

The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Three months ended September 30,		SD&A Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
SD&A	$185.5	$140.6	$44.9	$38.0	$(1.3)	$8.2

SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.5% of sales in the quarter ended September 30, 2018 compared to 20.7% in the prior year quarter. SD&A increased $44.9 million or 32.0% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended September 30, 2018 by $1.3 million or 0.9% compared to the prior year quarter. SD&A from businesses acquired added $38.0 million or 27.0% of SD&A expenses, including $5.7 million of intangibles amortization related to the FCX acquisition. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $8.2 million or 5.9% during the quarter ended September 30, 2018 compared to the prior year quarter. Excluding the impact of the FCX acquisition, total compensation increased $4.6 million during the quarter ended September 30, 2018 compared to the prior year quarter as a result of merit increases and improved Company performance. All other expenses within SD&A were up $3.6 million.

Operating income increased $14.5 million or 28.0%, and as a percent of sales increased to 7.7% from 7.6% during the prior year quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment was 10.4% in the current year quarter and in the prior year quarter. Operating income as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.9% in the current year quarter from 11.8% in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other income, net, was $0.2 million in the quarter which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.3 million, offset by $0.1 million of expense from other items. During the prior year quarter, other income, net was $0.7 million which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million and $0.3 million of net favorable foreign currency transaction gains.

The effective income tax rate was 12.8% for the quarter ended September 30, 2018 compared to 33.1% for the quarter ended September 30, 2017. The decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Overall, the Act resulted in a net tax benefit of $12.1 million for the quarter ended September 30, 2018. The corporate income tax rate change had a favorable impact to the Company of $7.9 million, adjustments related to the transition tax had a favorable impact of $4.1 million, and the new taxes and deductions related to certain foreign-sourced earnings recognized in the quarter ended September 30, 2018 resulted in a net provisional tax benefit of $0.2 million. We expect our full year tax rate for fiscal 2019 to be in the 24.0% to 25.0% range.

As a result of the factors addressed above, net income increased $15.2 million or 45.1% compared to the prior year quarter. Net income per share was $1.24 per share for the quarter ended September 30, 2018, compared to $0.86 in the prior year quarter, an increase of 44.2%.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2018, we had $974.6 million in outstanding borrowings. At June 30, 2018, we had $966.1 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, and cash provided from operations, will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at September 30, 2018 was $694.9 million, compared to $625.5 million at June 30, 2018. The current ratio was 2.8 to 1 at September 30, 2018 and 2.4 to 1 at June 30, 2018.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2018	2017
Operating Activities	$11,797	$9,440
Investing Activities	(3,096)	(11,067)
Financing Activities	(6,875)	(27,302)
Exchange Rate Effect	432	1,641
Increase (Decrease) in Cash and Cash Equivalents	$2,258	$(27,288)

Net cash provided by operating activities was $11.8 million for the three months ended September 30, 2018 as compared to $9.4 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the three months ended September 30, 2018 is related to improved operating results offset by increased working capital levels to support the increased sales compared to the prior year period.

Net cash used in investing activities during the three months ended September 30, 2018 decreased from the prior period as $5.0 million was used in the prior year for the acquisition of DICOFASA, while there were no acquisitions in the current year period. Further, there was $3.2 million less spent on property purchases in the current year quarter, primarily due to significant expenditures for building improvements and shop equipment in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net cash used by financing activities was $6.9 million for the three months ended September 30, 2018 versus $27.3 million in the prior year period. The decrease in cash used in financing activities is primarily due to cash used for the purchase of treasury shares in the prior year period of $13.8 million, while no treasury shares were purchased in the current year period. Further, there were net debt borrowings of $8.6 million in the current year period compared to $0.8 million of debt payments in the prior year period.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. At September 30, 2018, we had authorization to repurchase an additional 1,056,700 shares. During the three months ended September 30, 2017, we acquired 247,500 shares of treasury stock on the open market for $13.8 million.

Borrowing Arrangements
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At September 30, 2018 and June 30, 2018, the Company had $628.3 million and $775.1 million, respectively, outstanding under the term loan. The interest rate on the term loan as of September 30, 2018 and June 30, 2018 was 4.25% and 4.13%, respectively. The Company had no amount outstanding under the revolver at September 30, 2018, and $19.5 million was outstanding under the revolver at June 30, 2018. Unused lines under this facility, net of outstanding letters of credit of $4.6 million and $3.6 million, respectively, to secure certain insurance obligations, totaled $245.4 million and $226.9 million at September 30, 2018 and June 30, 2018, respectively, and were available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the amount outstanding under the revolving credit facility as of June 30, 2018 was 3.93%.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of September 30, 2018 and June 30, 2018, in order to secure certain insurance obligations.

In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of September 30, 2018, the Company has borrowed $175.0 million under the AR Securitization Facility, and the interest rate was 2.08%.

At September 30, 2018 and June 30, 2018, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of September 30, 2018, $50.0 million in additional financing was available under this facility.
In April 2014 the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2018 and June 30, 2018, $1.4 million and $1.4 million was outstanding, respectively.

The new credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2018, the most restrictive of these covenants required that the Company have net indebtedness less than 4.25 times consolidated income before interest, taxes, depreciation and amortization. At September 30,

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

2018, the Company's indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at September 30, 2018.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2018	2018
Accounts receivable, gross	$579,794	$562,377
Allowance for doubtful accounts	14,332	13,566
Accounts receivable, net	$565,462	$548,811
Allowance for doubtful accounts, % of gross receivables	2.5%	2.4%

	Three Months Ended September 30,
	2018	2017
Provision for losses on accounts receivable	$1,164	$719
Provision as a % of net sales	0.13%	0.11%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 58.9 at September 30, 2018 compared to 55.0 at June 30, 2018. The adoption of ASC 606 unfavorably impacted the Company's DSO by 1.3 days. Accounts receivable increased 39.4% from September 30, 2017, of which 23.0% is accounts receivable for FCX. The remaining increase is due to an increase in sales excluding FCX for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Approximately 2.3% of our accounts receivable balances are more than 90 days past due, a decrease from 2.4% at June 30, 2018. On an overall basis, our provision for losses from uncollected receivables represents 0.13% of our sales in the three months ended September 30, 2018. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2018 was 4.1 compared to 4.0 at June 30, 2018.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at September 30, 2018.

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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2018.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2018.

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
Changes in Internal Control Over Financial Reporting
On January 31, 2018, the Company completed the acquisition of FCX Performance, Inc ("FCX"). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financial reporting as of September 30, 2018 did not include the internal control over financial reporting of FCX. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include FCX's operations.
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2018 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 to July 31, 2018	482	$72.35	0	1,056,700
August 1, 2018 to August 31, 2018	0	$0.00	0	1,056,700
September 1, 2018 to September 30, 2018	0	$0.00	0	1,056,700
Total	482	$72.35	0	1,056,700

(1)	During the quarter the Company purchased 482 shares in connection with the Deferred Compensation Plan.

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through June 29, 2018, between Applied and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), conformed to show all amendments (filed as Exhibit 4.2 to the Company's Form 10-K for the fiscal year ended June 30, 2018, SEC File No. 1-2299, and incorporated here by reference).

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

4.6
Receivables Financing Agreement dated as of August 31, 2018 among AIT Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, Applied Industrial Technologies, Inc., as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders (filed as Exhibit 10.1 to the Company's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

10.1	Management Incentive Plan General Terms

10.2	Schedule of executive officer participants in the Key Executive Restoration Plan

15	Independent Registered Public Accounting Firm’s Awareness Letter

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	November 1, 2018	By: /s/ Neil A.Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	November 1, 2018	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer