Form 10-Q
period 2018-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2019-01-25
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2018
OR

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

There were 38,759,724 (no par value) shares of common stock outstanding on January 11, 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales	$840,038	$667,187	$1,704,553	$1,347,888
Cost of sales	597,178	478,827	1,209,840	967,104
Gross profit	242,860	188,360	494,713	380,784
Selling, distribution and administrative expense, including depreciation	181,895	141,645	367,409	282,232
Operating income	60,965	46,715	127,304	98,552
Interest expense, net	9,578	2,139	20,054	4,305
Other expense (income), net	946	(20)	707	(731)
Income before income taxes	50,441	44,596	106,543	94,978
Income tax expense	11,724	13,646	18,888	30,307
Net income	$38,717	$30,950	$87,655	$64,671
Net income per share - basic	$1.00	$0.80	$2.26	$1.67
Net income per share - diluted	$0.99	$0.79	$2.23	$1.65
Cash dividends per common share	$0.30	$0.29	$0.60	$0.58
Weighted average common shares outstanding for basic computation	38,743	38,716	38,729	38,824
Dilutive effect of potential common shares	504	490	587	446
Weighted average common shares outstanding for diluted computation	39,247	39,206	39,316	39,270
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income per the condensed statements of consolidated income	$38,717	$30,950	$87,655	$64,671

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(10,270)	(6,031)	(4,556)	2,128
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	(78)	(22)	(153)	(36)
Unrealized loss on investment securities available for sale	—	46	—	42
Cumulative effect of adopting accounting standard	—	—	(50)	—
Total of other comprehensive (loss) income, before tax	(10,348)	(6,007)	(4,759)	2,134
Income tax (benefit) expense related to items of other comprehensive (loss) income	(592)	57	(350)	46
Other comprehensive (loss) income, net of tax	(9,756)	(6,064)	(4,409)	2,088
Comprehensive income, net of tax	$28,961	$24,886	$83,246	$66,759
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2018	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$79,827	$54,150
Accounts receivable, less allowances of $13,982 and $13,566	512,034	548,811
Inventories	445,881	422,069
Other current assets	44,041	32,990
Total current assets	1,081,783	1,058,020
Property, less accumulated depreciation of $182,812 and $175,300	122,005	121,343
Identifiable intangibles, net	413,093	435,947
Goodwill	651,206	646,643
Other assets	21,901	23,788
TOTAL ASSETS	$2,289,988	$2,285,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$232,558	$256,886
Current portion of long term debt	44,184	19,183
Compensation and related benefits	56,882	73,370
Other current liabilities	60,164	83,112
Total current liabilities	393,788	432,551
Long-term debt	923,410	944,522
Post-employment benefits	9,200	11,985
Other liabilities	73,675	81,720
TOTAL LIABILITIES	1,400,073	1,470,778
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 38,758 and 38,703 outstanding, respectively	10,000	10,000
Additional paid-in capital	170,385	169,383
Retained Earnings	1,208,748	1,129,678
Treasury shares—at cost (15,455 and 15,510 shares, respectively)	(404,586)	(403,875)
Accumulated other comprehensive loss	(94,632)	(90,223)
TOTAL SHAREHOLDERS’ EQUITY	889,915	814,963
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,289,988	$2,285,741
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$87,655	$64,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	10,019	8,008
Amortization of intangibles	21,912	11,526
Unrealized foreign exchange transactions gain	(155)	(610)
Amortization of stock options and appreciation rights	1,257	1,013
Gain on sale of property	(105)	(333)
Other share-based compensation expense	2,351	1,577
Changes in operating assets and liabilities, net of acquisition	(55,922)	(65,007)
Other, net	(1,432)	339
Net Cash provided by Operating Activities	65,580	21,184
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(6,900)	(5,014)
Property purchases	(7,096)	(11,460)
Proceeds from property sales	244	596
Other	391	—
Net Cash used in Investing Activities	(13,361)	(15,878)
Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility	(19,500)	23,000
Long-term debt borrowings	175,000	—
Long-term debt repayments	(151,868)	(1,679)
Payment of debt issuance costs	(685)	—
Purchases of treasury shares	—	(22,778)
Dividends paid	(23,275)	(22,571)
Acquisition holdback payments	(2,275)	(319)
Taxes paid for shares withheld for equity awards	(3,318)	(1,298)
Net Cash used in Financing Activities	(25,921)	(25,645)
Effect of Exchange Rate Changes on Cash	(621)	606
Increase (Decrease) in Cash and Cash Equivalents	25,677	(19,733)
Cash and Cash Equivalents at Beginning of Period	54,150	105,057
Cash and Cash Equivalents at End of Period	$79,827	$85,324
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2018, and the results of its operations and its cash flows for the six month periods ended December 31, 2018 and 2017, have been included. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.
Operating results for the six month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2019.

Recently Adopted Accounting Guidance
Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). The standard outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." Subsequent to the issuance of ASU 2014-09, the FASB issued ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12, which clarify the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model, and have been collectively codified into ASC 606. The provisions of ASC 606 are effective for interim and annual periods beginning after December 15, 2017. On July 1, 2018, the Company adopted ASC 606 using the modified retrospective method. As a result, the Company applied ASC 606 only to contracts that were not completed as of July 1, 2018. The adoption of ASC 606 resulted in a net increase to opening retained earnings of approximately $3,429, net of tax, on July 1, 2018. See Note 2, Revenue Recognition, for further information on the impacts of these standard updates.
Income tax consequences of intra-entity transfer of assets other than inventory
In October 2016, the FASB issued its final standard on the income tax consequences of intra-entity transfers of assets other than inventory. This standard, issued as ASU 2016-16, requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This update is effective for annual and interim financial statement periods beginning after December 15, 2017. The Company adopted ASU 2016-16 during the first quarter of fiscal 2019 using the modified retrospective method, and recorded a cumulative-effect adjustment decreasing retained earnings by $424, recording a deferred tax asset of $587 and reversing a prepaid asset of $1,011 as of the beginning of the period. The deferred tax asset is included in other assets on the condensed consolidated balance sheet as of December 31, 2018.

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

Recently Issued Accounting Guidance
In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. The core principle of this update is that a "lessee should recognize the assets and liabilities that arise from leases." This update is effective for financial statement periods beginning after December 15, 2018, with earlier application permitted. In July 2018, the FASB issued ASU 2018-10

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

which clarifies the guidance in ASU 2016-02, and ASU 2018-11 which provides entities with an additional transition method option for adopting the new standard. The company plans to use this new transition method option upon adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings. In December 2018, the FASB issued ASU 2018-20 which further clarifies the guidance. The Company has established a cross-functional team to evaluate the new standard and has begun implementing new lease administration software. The Company is still determining the financial impact that this standard update will have on its consolidated financial statements, but anticipates it will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the consolidated balance sheet. The Company will continue to evaluate the impacts of the adoption of the standard and these assessments are subject to change.
In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19 which clarifies the guidance in ASU 2016-13. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.
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
Revenue Recognition
The Company primarily sells purchased products distributed through its network of service centers and recognizes revenue at a point in time when control of the product transfers to the customer, typically upon shipment from an Applied facility or directly from a supplier. For products that ship directly from suppliers to customers, Applied acts as the principal in the transaction and recognizes revenue on a gross basis. Revenue recognized over time is not significant. Revenue is measured as the amount of consideration expected to be received in exchange for the products and services provided, net of allowances for product returns, variable consideration, and any taxes collected from customers that will be remitted to governmental authorities. Shipping and handling costs are recognized in net sales when they are billed to the customer. The Company has elected to account for shipping and handling activities as fulfillment costs. There are no significant costs associated with obtaining customer contracts.
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
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer. On July 1, 2018, $13,823 of contract assets were recognized as part of the cumulative effect adjustment resulting from the adoption of ASC 606.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	December 31, 2018	July 1, 2018	$ Change	% Change
Contract assets	$9,324	$13,823	$(4,499)	(32.5)%
The following tables summarize the impacts of ASC 606 on the Company's condensed consolidated financial statements:

	For the three months ended December 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Net sales	$840,038	$1,005	$841,043
Cost of sales	597,178	699	597,877
Gross profit	242,860	306	243,166
Selling, distribution and administrative expense, including depreciation	181,895	55	181,950
Operating income	60,965	251	61,216
Interest expense, net	9,578	—	9,578
Other expense, net	946	—	946
Income before income taxes	50,441	251	50,692
Income tax expense	11,724	64	11,788
Net income	$38,717	$187	$38,904

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	For the six months ended December 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Net sales	$1,704,553	$4,317	$1,708,870
Cost of sales	1,209,840	3,103	1,212,943
Gross profit	494,713	1,214	495,927
Selling, distribution and administrative expense, including depreciation	367,409	274	367,683
Operating income	127,304	940	128,244
Interest expense, net	20,054	—	20,054
Other expense, net	707	—	707
Income before income taxes	106,543	940	107,483
Income tax expense	18,888	236	19,124
Net income	$87,655	$704	$88,359

	As of December 31, 2018
	As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Other current assets	$44,041	$(9,324)	$34,717
Inventories	445,881	11,830	457,711
Other assets	21,901	192	22,093

Liabilities
Other current liabilities	60,164	6,626	66,790
Compensation and related benefits	56,882	(456)	56,426
Other liabilities	73,675	(747)	72,928

Equity
Retained Earnings	$889,915	$(2,725)	$887,190
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and six months ended December 31, 2018. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended December 31,
	2018			2017
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$479,335	$247,862	727,197	$448,819	$108,212	$557,031
Canada	68,569	—	68,569	67,479	—	$67,479
Other countries	41,394	2,878	44,272	39,309	3,368	$42,677
Total	$589,298	$250,740	$840,038	$555,607	$111,580	$667,187

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2018			2017
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$970,109	$504,511	1,474,620	$907,815	$216,761	$1,124,576
Canada	137,676	—	137,676	134,296	—	$134,296
Other countries	85,562	6,695	92,257	82,409	6,607	$89,016
Total	$1,193,347	$511,206	$1,704,553	$1,124,520	$223,368	$1,347,888
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and six months ended December 31, 2018:

	For the three months ended December 31, 2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.9%	46.1%	38.9%
Industrial Machinery	9.7%	20.3%	12.9%
Metals	13.6%	8.5%	12.1%
Food	10.1%	2.7%	7.8%
Oil & Gas	10.2%	2.1%	7.8%
Chem/Petrochem	2.9%	14.0%	6.2%
Forest Products	7.1%	2.9%	5.9%
Cement & Aggregate	6.0%	0.9%	4.5%
Transportation	4.5%	2.5%	3.9%
Total	100.0%	100.0%	100.0%

	For the six months ended December 31, 2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.8%	44.9%	38.4%
Industrial Machinery	9.5%	20.8%	12.9%
Metals	12.3%	8.2%	11.1%
Food	10.4%	2.6%	8.1%
Oil & Gas	9.9%	2.1%	7.6%
Chem/Petrochem	3.2%	14.8%	6.7%
Forest Products	8.0%	2.8%	6.4%
Cement & Aggregate	6.4%	1.0%	4.8%
Transportation	4.5%	2.8%	4.0%
Total	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and six months ended December 31, 2018:

	For the three months ended December 31, 2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	34.3%	1.3%	24.4%
Fluid Power	13.7%	38.1%	21.0%
General Maintenance; Hose Products	25.4%	5.8%	19.6%
Bearings, Linear & Seals	26.6%	0.4%	18.8%
Specialty Flow Control	—%	54.4%	16.2%
Total	100.0%	100.0%	100.0%

	For the six months ended December 31, 2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	33.5%	1.4%	23.9%
Fluid Power	13.8%	37.9%	21.0%
General Maintenance; Hose Products	26.6%	5.2%	20.2%
Bearings, Linear & Seals	26.1%	0.2%	18.3%
Specialty Flow Control	—%	55.3%	16.6%
Total	100.0%	100.0%	100.0%

3.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2019 Acquisition
On November 2, 2018, the Company acquired substantially all of the net assets of Fluid Power Sales, Inc. (FPS), a Baldwinsville, New York based manufacturer and distributor of fluid power components, specializing in the engineering and fabrication of manifolds and power units. FPS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,100, net tangible assets acquired were $4,104, and goodwill was $3,996 based upon estimated fair values at the acquisition date. The purchase price includes acquisition holdback payments of $1,200, which is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of December 31, 2018, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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

Cash	$11,141
Accounts receivable	80,836
Inventories	44,669
Other current assets	1,657
Property	8,282
Identifiable intangible assets	305,420
Goodwill	440,143
Other assets	775
Total assets acquired	$892,923
Accounts payable and accrued liabilities	54,012
Other liabilities	2,677
Deferred tax liabilities	54,453
Net assets acquired	$781,781

Purchase price	$784,281
Reconciliation of fair value transferred:
Working Capital Adjustments	(2,500)
Total Consideration	$781,781

Goodwill acquired of $161,452 is expected to be deductible for income tax purposes.

Net sales, operating income and net income from the FCX acquisition included in the Company’s three and six months ended December 31, 2018 are as follows:

	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Net sales	$138,254	$284,740
Operating income	10,906	22,458
Net income	8,463	17,683

The following unaudited pro forma consolidated results of operations have been prepared as if the FCX acquisition (including the related acquisition costs) had occurred at the beginning of fiscal 2018:

	Three Months Ended December 31,	Six Months Ended December 31,
Pro forma	2017	2017
Net sales	$789,407	$1,565,890
Operating income	46,640	102,045
Net income	26,287	58,127
Diluted net income per share	$0.67	$1.48

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
Other Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of Diseño, Construcciones y Fabricaciones Hispanoamericanas, S.A. (DICOFASA), a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,395, and goodwill was $2,525 based upon estimated fair values at the acquisition date. The purchase price includes $906 of acquisition holdback payments, of which $219 was paid during the six months ended December 31, 2018. Due to changes in foreign currency exchange rates, the remaining balance is $634, which is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of December 31, 2018, and which will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2018 and the six month period ended December 31, 2018 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2017	$201,740	$4,395	$206,135
Goodwill acquired during the period	2,525	439,164	441,689
Other, primarily currency translation	(1,181)	—	(1,181)
Balance at June 30, 2018	$203,084	$443,559	$646,643
Goodwill acquired/adjusted during the period	—	4,975	4,975
Other, primarily currency translation	(412)	—	(412)
Balance at December 31, 2018	$202,672	$448,534	$651,206

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

At December 31, 2018 and June 30, 2018, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power & Flow Control segment.

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2018	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$463,998	$141,565	$322,433
Trade names	112,757	26,179	86,578
Vendor relationships	11,376	7,758	3,618
Non-competition agreements	2,762	2,298	464
Total Identifiable Intangibles	$590,893	$177,800	$413,093

June 30, 2018	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$465,691	$125,009	$340,682
Trade names	112,939	22,454	90,485
Vendor relationships	11,425	7,382	4,043
Non-competition agreements	2,761	2,024	737
Total Identifiable Intangibles	$592,816	$156,869	$435,947

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2018) for the next five years is as follows: $22,200 for the remainder of 2019, $42,600 for 2020, $40,200 for 2021, $37,800 for 2022, $35,400 for 2023 and $31,000 for 2024.

5.     DEBT

Revolving Credit Facility & Term Loan
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2018 and June 30, 2018, the Company had $623,375 and $775,125, respectively, outstanding under the term loan. The interest rate on the term loan as of December 31, 2018 and June 30, 2018 was 4.31% and 4.13%, respectively. The Company had no amount outstanding under the revolver at December 31, 2018, and $19,500 was outstanding under the revolver at June 30, 2018. Unused lines under this facility, net of outstanding letters of credit of $4,674 and $3,625, respectively, to secure certain insurance obligations, totaled $245,326 and $226,875 at December 31, 2018 and June 30, 2018, respectively, and were available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the amount outstanding under the revolving credit facility as of June 30, 2018 was 3.93%.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of December 31, 2018 and June 30, 2018, in order to secure certain insurance obligations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there are no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of December 31, 2018, the Company borrowed $175,000 under the AR Securitization Facility, and the interest rate was 3.22%.
Other Long-Term Borrowings
At December 31, 2018 and June 30, 2018, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of December 31, 2018, $50,000 in additional financing was available under this facility.
In April 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2018 and June 30, 2018, $1,322 and $1,438 was outstanding, respectively.
Unamortized debt issue costs of $551 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, respectively. Unamortized debt issue costs of $1,552 and $1,807 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of December 31, 2018 and June 30, 2018, respectively.

6.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2018 and June 30, 2018 totaled $9,730 and $10,318, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of December 31, 2018 and June 30, 2018, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

7.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminated U.S. federal income tax on dividends from foreign subsidiaries, and created new taxes on certain foreign-sourced earnings. During the six months ended December 31, 2018, the Company's estimated annual effective tax rate reflects the change in the federal statutory rate from 35% to 21%. The corporate income tax rate change had a favorable impact to the Company of $5,780 and $13,634 for the three and six months ended December 31, 2018, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

As of December 31, 2018, we have completed our accounting for the tax effects of the Act. In fiscal 2018, we recognized a provisional tax liability of $3,877 related to the one-time transition tax on certain un-remitted earnings of foreign subsidiaries, which is payable over eight years. During fiscal 2019, the Company recorded adjustments totaling $3,497 to reduce the tax liability related to the one-time transition tax. We also recorded a net tax benefit of $577 to increase the foreign tax credit related to the transition tax. The new taxes and deductions related to certain foreign-sourced earnings recognized in fiscal 2019 resulted in a net tax benefit of $375.
Overall, considering the decrease in the corporate income tax rate, the tax benefit related to the transition tax adjustment, and the new taxes and deductions related to certain foreign earnings, the Act resulted in a tax benefit of $5,977 and $18,083 for the three and six months ended December 31, 2018, respectively, which is included as a component of income tax expense in the condensed statements of consolidated income.

8.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended December 31, 2018
	Foreign currency translation adjustment	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at October 1, 2018	$(82,521)	$(2,355)	$(84,876)
Other comprehensive loss	(9,699)	—	(9,699)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(57)	(57)
Net current-period other comprehensive loss	(9,699)	(57)	(9,756)
Balance at December 31, 2018	$(92,220)	$(2,412)	$(94,632)

	Three Months Ended December 31, 2017
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at October 1, 2017	$(71,288)	$18	$(2,280)	$(73,550)
Other comprehensive (loss) income	(6,067)	17	—	(6,050)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(14)	(14)
Net current-period other comprehensive (loss) income	(6,067)	17	(14)	(6,064)
Balance at December 31, 2017	$(77,355)	$35	$(2,294)	$(79,614)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2018
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2018	$(87,974)	$50	$(2,299)	$(90,223)
Other comprehensive loss	(4,246)	—	—	(4,246)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(113)	(113)
Cumulative effect of adopting accounting standard	—	(50)	—	(50)
Net current-period other comprehensive loss	(4,246)	(50)	(113)	(4,409)
Balance at December 31, 2018	$(92,220)	$—	$(2,412)	$(94,632)

	Six Months Ended December 31, 2017
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2017	$(79,447)	$21	$(2,276)	$(81,702)
Other comprehensive income (loss)	2,092	14	—	2,106
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(18)	(18)
Net current-period other comprehensive income (loss)	2,092	14	(18)	2,088
Balance at December 31, 2017	$(77,355)	$35	$(2,294)	$(79,614)

Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended December 31,
	2018			2017
	Pre-Tax Amount	Tax Benefit	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(10,270)	$(571)	$(9,699)	$(6,031)	$36	$(6,067)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	(78)	(21)	(57)	(22)	(8)	(14)
Unrealized gain on investment securities available for sale	—	—	—	46	29	17
Other comprehensive (loss) income	$(10,348)	$(592)	$(9,756)	$(6,007)	$57	$(6,064)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2018			2017
	Pre-Tax Amount	Tax Benefit	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(4,556)	$(310)	$(4,246)	$2,128	$36	$2,092
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	(153)	(40)	(113)	(36)	(18)	(18)
Unrealized (loss) gain on investment securities available for sale	—	—	—	42	28	14
Cumulative effect of adopting accounting standard	(50)	—	(50)	—	—	—
Other comprehensive income	$(4,759)	$(350)	$(4,409)	$2,134	$46	$2,088

Anti-dilutive Common Stock Equivalents
In the three month periods ended December 31, 2018 and 2017, respectively, stock options and stock appreciation rights related to 242 and 234 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the six month periods ended December 31, 2018 and 2017, respectively, stock options and stock appreciation rights related to 242 and 274 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

9.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic post-employment costs recognized for the Company’s post-employment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended December 31,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$11	$31	$4	$4
Interest cost	174	184	13	13
Expected return on plan assets	(133)	(119)	—	—
Recognized net actuarial loss (gain)	46	106	(30)	(38)
Amortization of prior service cost	—	7	(92)	(92)
Net periodic cost (benefit)	$98	$209	$(105)	$(113)

	Pension Benefits		Retiree Health Care Benefits
Six Months Ended December 31,	2018	2017	2018	2017
Components of net periodic cost:
Service cost	$22	$62	$8	$9
Interest cost	348	367	26	26
Expected return on plan assets	(266)	(237)	—	—
Recognized net actuarial loss (gain)	92	212	(60)	(77)
Amortization of prior service cost	—	14	(184)	(184)
Net periodic cost (benefit)	$196	$418	$(210)	$(226)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company contributed $3,100 to its pension benefit plans and $110 to its retiree health care plans in the six months ended December 31, 2018. Expected contributions for the remainder of fiscal 2019 are $200 for the pension benefit plans to fund scheduled retirement payments and $110 for retiree health care plans.

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
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $6,769 and $5,664, in the three months ended December 31, 2018 and 2017, respectively, and $13,685 and $11,755 in the six months ended December 31, 2018 and 2017, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
December 31, 2018
Net sales	$589,298	$250,740	$840,038
Operating income for reportable segments	58,317	29,243	87,560
Depreciation and amortization of property	3,911	1,127	5,038
Capital expenditures	3,256	667	3,923

December 31, 2017
Net sales	$555,607	$111,580	$667,187
Operating income for reportable segments	52,642	13,766	66,408
Depreciation and amortization of property	3,802	279	4,081
Capital expenditures	4,822	302	5,124

Six Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
December 31, 2018
Net sales	$1,193,347	$511,206	$1,704,553
Operating income for reportable segments	121,126	60,123	181,249
Assets used in business	1,223,926	1,066,062	2,289,988
Depreciation and amortization of property	7,822	2,197	10,019
Capital expenditures	5,700	1,396	7,096

December 31, 2017
Net sales	$1,124,520	$223,368	$1,347,888
Operating income for reportable segments	111,889	26,968	138,857
Assets used in business	1,199,704	206,178	1,405,882
Depreciation and amortization of property	7,471	537	8,008
Capital expenditures	10,370	1,090	11,460

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Operating income for reportable segments	$87,560	$66,408	$181,249	$138,857
Adjustment for:
Intangible amortization—Service Center Based Distribution	3,973	4,425	7,991	8,937
Intangible amortization—Fluid Power & Flow Control	7,018	1,270	13,921	2,589
Corporate and other expense, net	15,604	13,998	32,033	28,779
Total operating income	60,965	46,715	127,304	98,552
Interest expense, net	9,578	2,139	20,054	4,305
Other expense (income), net	946	(20)	707	(731)
Income before income taxes	$50,441	$44,596	$106,543	$94,978

The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

11.    OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Unrealized loss (gain) on assets held in rabbi trust for a non-qualified deferred compensation plan	$1,179	$(417)	$837	$(784)
Foreign currency transactions loss (gain)	7	260	34	(51)
Net other periodic post-employment (benefits) costs	(22)	61	(44)	121
Other, net	(218)	76	(120)	(17)
Total other expense (income), net	$946	$(20)	$707	$(731)

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
Cleveland, Ohio

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended December 31, 2018 and 2017, and of consolidated cash flows for the six-month periods ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
January 25, 2019

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With approximately 6,700 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2019, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 606 facilities.

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

Overview
Consolidated sales for the quarter ended December 31, 2018 increased $172.9 million or 25.9% compared to the prior year quarter, with acquisitions increasing sales by $142.2 million or 21.3% and unfavorable foreign currency translation of $4.7 million decreasing sales by 0.7%. Operating margin of 7.3% of sales, was up from 7.0% for the prior year quarter. Net income of $38.7 million increased 25.1% compared to the prior year quarter. Shareholders' equity was $889.9 million at December 31, 2018, up from the June 30, 2018 level of $815.0 million. The current ratio was 2.7 to 1 at December 31, 2018 and 2.4 to 1 at June 30, 2018.

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

The MCU (total industry) and IP indices have increased since June and September 2018. The MCU for December 2018 was 78.7, which is increased from both the June 2018 and September 2018 revised readings of 77.8 and 78.4, respectively. The ISM PMI registered 54.1 in December, down from the September 2018 reading of 59.8, but remained above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
December 2018	78.7	54.1	106.2
November 2018	78.6	59.3	105.0
October 2018	78.4	57.7	105.0

The number of Company employees was 6,664 at December 31, 2018, 6,634 at June 30, 2018, and 5,546 at December 31, 2017. The number of operating facilities totaled 606 at December 31, 2018, 610 at June 30, 2018 and 552 at December 31, 2017.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Three months Ended December 31, 2018 and 2017

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2018	2017
Net Sales	100.0%	100.0%	25.9%
Gross Profit	28.9%	28.2%	28.9%
Selling, Distribution & Administrative	21.7%	21.2%	28.4%
Operating Income	7.3%	7.0%	30.5%
Net Income	4.6%	4.6%	25.1%

During the quarter ended December 31, 2018, sales increased $172.9 million or 25.9% compared to the prior year quarter, with sales from acquisitions adding $142.2 million or 21.3% and unfavorable foreign currency translation accounting for a decrease of $4.7 million or 0.7%. There were 62 selling days in the quarter ended December 31, 2018 and 61 selling days in the quarter ended December 31, 2017. Excluding the impact of businesses acquired and currency translation, sales were up $35.4 million or 5.3% during the quarter, driven by an increase of 3.7% organic growth from operations, primarily the Service Center Based Distribution segment, in addition to an increase of 1.6% due to one additional sales day.

The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Three Months Ended December 31,		Sales Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
Service Center Based Distribution	$589.3	$555.6	$33.7	$—	$(4.7)	$38.4
Fluid Power & Flow Control	250.7	111.5	139.2	142.2	—	(3.0)
Total	$840.0	$667.1	$172.9	$142.2	$(4.7)	$35.4

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $33.7 million or 6.1%. Unfavorable foreign currency translation decreased sales by $4.7 million or 0.8%. Excluding the impact of foreign currency translation, sales increased $38.4 million or 6.9%, driven by an increase of 5.3% organic growth from operations which reflects the improvement in the industrial economy and correlates with the increases in the MCU and IP indices, despite a deceleration of sales in the last week of the calendar year, in addition to an increase of 1.6% due to one additional sales day.

Sales from our Fluid Power & Flow Control segment increased $139.2 million or 124.7%. The acquisitions within this segment increased sales by $142.2 million or 127.4%. Excluding the impact of businesses acquired, sales decreased $3.0 million or 2.7%, due to a 4.4% decrease from operations offset by an increase of 1.7% due to one additional sales day. The decrease from operations is due to softness and project delays in our fluid power businesses tied to technology markets, specifically electronic equipment and component manufacturers.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Three Months Ended December 31,		Sales Increase		Foreign Currency	Organic Change
Sales by Geographic Area	2018	2017		Acquisitions
United States	$727.2	$557.0	$170.2	$142.2	$—	$28.0
Canada	68.5	67.4	1.1	—	(2.5)	3.6
Other countries	44.3	42.7	1.6	—	(2.2)	3.8
Total	$840.0	$667.1	$172.9	$142.2	$(4.7)	$35.4

Sales in our U.S. operations were up $170.2 million or 30.5%, as acquisitions added $142.2 million or 25.5%. Excluding the impact of businesses acquired, U.S. sales were up $28.0 million or 5.0%, driven by an increase of 3.4% organic growth from operations in addition to an increase of 1.6% due to one additional sales day. Sales from our Canadian operations increased $1.1 million or 1.6%, and unfavorable foreign currency translation decreased Canadian sales by $2.5 million or 3.8%. Excluding the impact of foreign currency translation, Canadian sales were up $3.6 million or 5.4%, of which 3.8% is organic growth from operations in addition to an increase of 1.6% due to one additional sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $1.6 million or 3.7% from the prior year. Unfavorable foreign currency translation decreased other country sales by $2.2 million or 5.1%. Excluding the impact of currency translation, other country sales were up $3.8 million, or 8.8% during the quarter, driven by an increase of 7.2% organic growth from operations in addition to an increase of 1.6% due to one additional sales day.

Our gross profit margin for the quarter was 28.9% compared to the prior year's quarter of 28.2%. The acquisitions favorably impacted the gross profit margin by 93 basis points during the three months ended December 31, 2018, which was offset by 16 basis points of unfavorable impact from the change in LIFO expense in the current quarter compared to the prior year quarter.

The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Three Months Ended December 31,		SD&A Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
SD&A	$181.9	$141.6	$40.3	$36.4	$(1.1)	$5.0

SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.7% of sales in the quarter ended December 31, 2018 compared to 21.2% in the prior year quarter. SD&A increased $40.3 million or 28.4% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended December 31, 2018 by $1.1 million or 0.8% compared to the prior year quarter. SD&A from businesses acquired added $36.4 million or 25.7% of SD&A expenses, including $5.7 million of intangibles amortization related to the FCX acquisition. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $5.0 million or 3.5% during the quarter ended December 31, 2018 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $4.1 million during the quarter ended December 31, 2018 compared to the prior year quarter due to an increase in medical costs along with the impact of merit increases. All other expenses within SD&A were up $0.9 million.

Operating income increased $14.3 million or 30.5%, and as a percent of sales increased to 7.3% from 7.0% during the prior year quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 9.9% in the current year quarter from 9.5% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 11.7% in the current year quarter from 12.3% in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other expense, net, was expense of $0.9 million in the quarter, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $1.2 million, offset by $0.3 million of income from other items. During the prior year quarter, other income, net consisted of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.4 million, offset by $0.3 million of net unfavorable foreign currency transaction losses and $0.1 million of net other periodic post-employment costs.

The effective income tax rate was 23.2% for the quarter ended December 31, 2018 compared to 30.6% for the quarter ended December 31, 2017. The decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Overall, the Act resulted in a net tax benefit of $6.0 million for the quarter ended December 31, 2018. The corporate income tax rate change had a favorable impact to the Company of $5.8 million and the new taxes and deductions related to certain foreign-sourced earnings recognized in the quarter ended December 31, 2018 resulted in a net tax benefit of $0.2 million. We expect our full year tax rate for fiscal 2019 to be in the 21.0% to 23.0% range.

As a result of the factors addressed above, net income increased $7.8 million or 25.1% compared to the prior year quarter. Net income per share was $0.99 per share for the quarter ended December 31, 2018, compared to $0.79 in the prior year quarter, an increase of 25.3%.

Results of Operations

Six months Ended December 31, 2018 and 2017

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2018	2017
Net Sales	100.0%	100.0%	26.5%
Gross Profit	29.0%	28.3%	29.9%
Selling, Distribution & Administrative	21.6%	20.9%	30.2%
Operating Income	7.5%	7.3%	29.2%
Net Income	5.1%	4.8%	35.5%

During the six months ended December 31, 2018, sales increased $356.7 million or 26.5% compared to the prior year, with sales from acquisitions adding $288.7 million or 21.4% and unfavorable foreign currency translation accounting for a decrease of $10.4 million or 0.8%. There were 125 selling days in the six months ended December 31, 2018 and 124 selling days in the six months ended December 31, 2017. Excluding the impact of businesses acquired and currency translation, sales were up $78.4 million or 5.9% during the quarter, driven by an increase of 5.1% organic growth from operations, primarily the Service Center Based Distribution segment, in addition to an increase of 0.8% due to one additional sales day.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Six Months Ended December 31,		Sales Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
Service Center Based Distribution	$1,193.4	$1,124.5	$68.9	$—	$(10.4)	$79.3
Fluid Power & Flow Control	511.2	223.4	287.8	288.7	—	(0.9)
Total	$1,704.6	$1,347.9	$356.7	$288.7	$(10.4)	$78.4

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $68.9 million or 6.1%. Unfavorable foreign currency translation decreased sales by $10.4 million or 0.9%. Excluding the impact of foreign currency translation, sales increased $79.3 million or 7.0%, driven by an increase of 6.3% organic growth from operations which reflects the improvement in the industrial economy and correlates with the increases in the MCU and IP indices, despite a deceleration of sales in the last week of the calendar year, in addition to an increase of 0.7% due to one additional sales day.

Sales from our Fluid Power & Flow Control segment increased $287.8 million or 128.9%. The acquisitions within this segment increased sales by $288.7 million or 129.2%. Excluding the impact of businesses acquired, sales decreased $0.9 million or 0.4%, due to a 1.2% decrease from operations offset by an increase of 0.8% due to one additional sales day. The decrease from operations is due to softness and project delays in our fluid power businesses tied to technology markets, specifically electronic equipment and component manufacturers.

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Six Months Ended December 31,		Sales Increase		Foreign Currency	Organic Change
Sales by Geographic Area	2018	2017		Acquisitions
United States	$1,474.6	$1,124.6	$350.0	$288.7	$—	$61.3
Canada	137.7	134.3	3.4	—	(5.3)	8.7
Other countries	92.3	89.0	3.3	—	(5.1)	8.4
Total	$1,704.6	$1,347.9	$356.7	$288.7	$(10.4)	$78.4

Sales in our U.S. operations were up $350.0 million or 31.1%, as acquisitions added $288.7 million or 25.7%. Excluding the impact of businesses acquired, U.S. sales were up $61.3 million or 5.4%, driven by an increase of 4.6% organic growth from operations in addition to an increase of 0.8% due to one additional sales day. Sales from our Canadian operations increased $3.4 million or 2.5%, and unfavorable foreign currency translation decreased Canadian sales by $5.3 million or 3.9%. Excluding the impact of foreign currency translation, Canadian sales were up $8.7 million or 6.4%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $3.3 million or 3.6% from the prior year. Unfavorable foreign currency translation decreased other country sales by $5.1 million or 5.7%. Excluding the impact of currency translation, other country sales were up $8.4 million, or 9.3% during the period, driven by an increase of 8.1% organic growth from operations in addition to an increase of 1.2% due to one additional sales day.

Our gross profit margin for the period was 29.0% compared to the prior year period of 28.3%. The acquisitions favorably impacted the gross profit margin by 95 basis points during the six months ended December 31, 2018, which was offset by 17 basis points of unfavorable impact from the change in LIFO expense in the current period compared to the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Six Months Ended December 31,		SD&A Increase		Foreign Currency	Organic Change
	2018	2017		Acquisitions
SD&A	$367.4	$282.2	$85.2	$74.4	$(2.4)	$13.2

SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.6% of sales for the six months ended December 31, 2018 compared to 20.9% in the prior year period. SD&A increased $85.2 million or 30.2% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the six months ended December 31, 2018 by $2.4 million or 0.8% compared to the prior year period. SD&A from businesses acquired added $74.4 million or 26.4% of SD&A expenses, including $11.5 million of intangibles amortization related to the FCX acquisition. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $13.2 million or 4.6% during the six months ended December 31, 2018 compared to the prior year period. Excluding the impact of acquisitions, total compensation increased $8.7 million during the six months ended December 31, 2018 compared to the prior year period due to an increase in medical costs along with the impact of merit increases. All other expenses within SD&A were up $4.5 million.

Operating income increased $28.8 million or 29.17%, and as a percent of sales increased to 7.5% from 7.3% during the prior year period.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 10.2% in the current year from 9.9% in the prior year. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 11.8% in the current year from 12.1% in the prior year.

Other expense, net, was expense of $0.7 million in the six months ended December 31, 2018, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $0.8 million, offset by $0.1 million of income from other items. During the prior year period, other income, net was $0.7 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million and net favorable foreign currency transaction losses of $0.1 million, offset by $0.1 million of net other periodic post-employment costs.

The effective income tax rate was 17.7% for the six months ended December 31, 2018 compared to 31.9% for the six months ended December 31, 2017. The decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. Overall, the Act resulted in a net tax benefit of $18.1 million for the six months ended December 31, 2018. The corporate income tax rate change had a favorable impact to the Company of $13.6 million, adjustments related to the transition tax had a favorable impact of $4.1 million, and the new taxes and deductions related to certain foreign-sourced earnings recognized in the six months ended December 31, 2018 resulted in a net tax benefit of $0.4 million. We expect our full year tax rate for fiscal 2019 to be in the 21.0% to 23.0% range.

As a result of the factors addressed above, net income increased $23.0 million or 35.5% compared to the prior year. Net income per share was $2.23 per share for the six months ended December 31, 2018, compared to $1.65 in the prior year, an increase of 35.2%.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2018, we had $969.7 million in outstanding borrowings. At June 30, 2018, we had $966.1 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit and uncommitted shelf facilities, and cash provided from operations, will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company's working capital at December 31, 2018 was $688.0 million, compared to $625.5 million at June 30, 2018. The current ratio was 2.7 to 1 at December 31, 2018 and 2.4 to 1 at June 30, 2018.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2018	2017
Operating Activities	$65,580	$21,184
Investing Activities	(13,361)	(15,878)
Financing Activities	(25,921)	(25,645)
Exchange Rate Effect	(621)	606
Increase (Decrease) in Cash and Cash Equivalents	$25,677	$(19,733)

Net cash provided by operating activities was $65.6 million for the six months ended December 31, 2018 as compared to $21.2 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the six months ended December 31, 2018 is related to improved operating results and improvements in working capital compared to the prior year period.

Net cash used in investing activities during the six months ended December 31, 2018 decreased from the prior period as there was $4.4 million less spent on property purchases in the current year quarter, primarily due to significant expenditures for building improvements and shop equipment in the prior year period. This was offset by an increase in cash paid for acquisitions, net of cash acquired, as $6.9 million was used in the current year period for the acquisition of Fluid Power Sales while $5.0 million was used in the prior year for the acquisition of DICOFASA.

Net cash used by financing activities was $25.9 million for the six months ended December 31, 2018 versus $25.6 million in the prior year period. The increase in cash used in financing activities is primarily due to cash used for the purchase of treasury shares in the prior year period of $22.8 million, while no treasury shares were purchased in the current year period. This increase was offset by a decrease in net debt borrowings as there was $3.6 million of net debt borrowings in the current year period compared to $21.3 million of net debt borrowings in the prior year period.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. At December 31, 2018, we had authorization to repurchase an additional 1,056,700 shares. During the six months ended December 31, 2017, we acquired 393,300 shares of treasury stock on the open market for $22.8 million.

Borrowing Arrangements
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2018 and June 30, 2018, the Company had $623.4 million and $775.1 million, respectively, outstanding under the term loan. The interest rate on the term loan as of December 31, 2018 and June 30, 2018 was 4.31% and 4.13%, respectively. The Company had no amount outstanding under the revolver at December 31, 2018, and $19.5 million was outstanding under the revolver at June 30, 2018. Unused lines under this facility, net of outstanding letters of credit of $4.7 million and $3.6 million, respectively, to secure certain insurance obligations, totaled $245.3 million and $226.9 million at December 31, 2018 and June 30, 2018, respectively, and were available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the amount outstanding under the revolving credit facility as of June 30, 2018 was 3.93%.

Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of December 31, 2018 and June 30, 2018, in order to secure certain insurance obligations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there are no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of December 31, 2018, the Company borrowed $175.0 million under the AR Securitization Facility, and the interest rate was 3.22%.

At December 31, 2018 and June 30, 2018, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023. As of December 31, 2018, $50.0 million in additional financing was available under this facility.
In April 2014 the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2018 and June 30, 2018, $1.3 million and $1.4 million was outstanding, respectively.

The new credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2018, the most restrictive of these covenants required that the Company have net indebtedness less than 4.25 times consolidated income before interest, taxes, depreciation and amortization. At December 31, 2018, the Company's indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at December 31, 2018.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

			December 31,	June 30,
			2018	2018
Accounts receivable, gross			$526,016	$562,377
Allowance for doubtful accounts			13,982	13,566
Accounts receivable, net			$512,034	$548,811
Allowance for doubtful accounts, % of gross receivables			2.7%	2.4%

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Provision for losses on accounts receivable	$921	$372	$2,085	$1,091
Provision as a % of net sales	0.11%	0.06%	0.12%	0.08%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 54.9 at December 31, 2018 compared to 55.0 at June 30, 2018. Accounts receivable increased 30.1% from December 31, 2017, of which 23.0% is accounts receivable for FCX. The remaining increase is due to

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

an increase in sales excluding FCX for the six months ended December 31, 2018 compared to the six months ended December 31, 2017.

Approximately 4.8% of our accounts receivable balances are more than 90 days past due, an increase from 4.0% at June 30, 2018. On an overall basis, our provision for losses from uncollected receivables represents 0.12% of our sales in the six months ended December 31, 2018. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended December 31, 2018 was 4.2 compared to 4.0 at June 30, 2018.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at December 31, 2018.

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
Changes in Internal Control Over Financial Reporting
On January 31, 2018, the Company completed the acquisition of FCX Performance, Inc ("FCX"). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financial reporting as of December 31, 2018 did not include the internal control over financial reporting of FCX. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include FCX's operations.
There have not been any changes in internal control over financial reporting during the six months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2018 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018 to October 31, 2018	0	$0.00	0	1,056,700
November 1, 2018 to November 30, 2018	0	$0.00	0	1,056,700
December 1, 2018 to December 31, 2018	0	$0.00	0	1,056,700
Total	0	$0.00	0	1,056,700

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 25, 2019	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 25, 2019	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer