Form 10-Q
period 2019-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2019-04-30
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
 __________________________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2019
OR

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

There were 38,593,360 (no par value) shares of common stock outstanding on April 19, 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net sales	$885,443	$827,665	$2,589,996	$2,175,553
Cost of sales	629,884	588,141	1,839,724	1,555,245
Gross profit	255,559	239,524	750,272	620,308
Selling, distribution and administrative expense, including depreciation	189,456	183,080	556,865	465,312
Intangible impairment	31,594	—	31,594	—
Operating income	34,509	56,444	161,813	154,996
Interest expense, net	9,947	8,216	30,001	12,521
Other income, net	(1,256)	(1,291)	(549)	(2,022)
Income before income taxes	25,818	49,519	132,361	144,497
Income tax expense	9,283	12,927	28,171	43,234
Net income	$16,535	$36,592	$104,190	$101,263
Net income per share - basic	$0.43	$0.95	$2.69	$2.61
Net income per share - diluted	$0.42	$0.93	$2.66	$2.58
Weighted average common shares outstanding for basic computation	38,643	38,674	38,701	38,775
Dilutive effect of potential common shares	396	612	521	497
Weighted average common shares outstanding for diluted computation	39,039	39,286	39,222	39,272
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net income per the condensed statements of consolidated income	$16,535	$36,592	$104,190	$101,263

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	2,945	(353)	(1,611)	1,775
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(77)	(19)	(230)	(55)
Unrealized (loss) gain on investment securities available for sale	—	(3)	—	39
Cumulative effect of adopting accounting standard	—	—	(50)	—
Unrealized loss on cash flow hedge	(6,941)	—	(6,941)	—
Reclassification of interest from cash flow hedge into interest expense	85	—	85	—
Total of other comprehensive (loss) income, before tax	(3,988)	(375)	(8,747)	1,759
Income tax (benefit) expense related to items of other comprehensive (loss) income	(1,626)	11	(1,976)	57
Other comprehensive (loss) income, net of tax	(2,362)	(386)	(6,771)	1,702
Comprehensive income, net of tax	$14,173	$36,206	$97,419	$102,965
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2019	June 30, 2018
ASSETS
Current assets
Cash and cash equivalents	$47,367	$54,150
Accounts receivable, less allowances of $13,055 and $13,566	574,468	548,811
Inventories	454,555	422,069
Other current assets	49,380	32,990
Total current assets	1,125,770	1,058,020
Property, less accumulated depreciation of $177,383 and $175,300	123,240	121,343
Identifiable intangibles, net	378,844	435,947
Goodwill	661,195	646,643
Other assets	33,761	23,788
TOTAL ASSETS	$2,322,810	$2,285,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$240,339	$256,886
Current portion of long term debt	44,163	19,183
Compensation and related benefits	69,324	73,370
Other current liabilities	62,731	83,112
Total current liabilities	416,557	432,551
Long-term debt	937,536	944,522
Post-employment benefits	8,372	11,985
Other liabilities	77,497	81,720
TOTAL LIABILITIES	1,439,962	1,470,778
Shareholders’ Equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 38,593 and 38,703 outstanding, respectively	10,000	10,000
Additional paid-in capital	171,734	169,383
Retained Earnings	1,213,314	1,129,678
Treasury shares—at cost (15,620 and 15,510 shares, respectively)	(415,206)	(403,875)
Accumulated other comprehensive loss	(96,994)	(90,223)
TOTAL SHAREHOLDERS’ EQUITY	882,848	814,963
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,322,810	$2,285,741
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$104,190	$101,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	15,045	12,721
Amortization of intangibles	31,823	21,326
Intangible impairment	31,594	—
Unrealized foreign exchange transactions gain	40	(440)
Amortization of stock options and appreciation rights	1,831	1,479
Gain on sale of property	(258)	(246)
Other share-based compensation expense	3,716	3,481
Changes in operating assets and liabilities, net of acquisitions	(106,367)	(91,642)
Other, net	(4,448)	(64)
Net Cash provided by Operating Activities	77,166	47,878
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(37,526)	(778,149)
Property purchases	(11,711)	(17,898)
Proceeds from property sales	649	714
Other	391	—
Net Cash used in Investing Activities	(48,197)	(795,333)
Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility	(500)	87,500
Long-term debt borrowings	175,000	780,000
Long-term debt repayments	(156,803)	(120,488)
Payment of debt issuance costs	(775)	(3,298)
Purchases of treasury shares	(11,158)	(22,778)
Dividends paid	(35,254)	(34,190)
Acquisition holdback payments	(2,609)	(318)
Exercise of stock options and appreciation rights	—	5
Taxes paid for shares withheld for equity awards	(3,371)	(1,498)
Net Cash (used in) provided by Financing Activities	(35,470)	684,935
Effect of Exchange Rate Changes on Cash	(282)	986
Decrease in Cash and Cash Equivalents	(6,783)	(61,534)
Cash and Cash Equivalents at Beginning of Period	54,150	105,057
Cash and Cash Equivalents at End of Period	$47,367	$43,523
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2019	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2018	38,703	$10,000	$169,383	$1,129,678	$(403,875)	$(90,223)	$814,963
Net income				48,938			48,938
Other comprehensive income (loss)						5,347	5,347
Cumulative effect of adopting accounting standards				3,056			3,056
Cash dividends — $0.30 per share				(13)			(13)
Exercise of stock appreciation rights and options	17		(855)		(210)		(1,065)
Performance share awards	18		(844)		(301)		(1,145)
Restricted stock units	16		(760)		(198)		(958)
Compensation expense — stock appreciation rights and options			651				651
Other share-based compensation expense			1,043				1,043
Other				24	(35)		(11)
Balance at September 30, 2018	38,754	10,000	168,618	1,181,683	(404,619)	(84,876)	870,806
Net income				38,717			38,717
Other comprehensive income (loss)						(9,756)	(9,756)
Cash dividends — $0.30 per share				(11,651)			(11,651)
Exercise of stock appreciation rights and options			(7)		1		(6)
Restricted stock units	3		(140)		31		(109)
Compensation expense — stock appreciation rights and options			606				606
Other share-based compensation expense			1,308				1,308
Other				(1)	1		—
Balance at December 31, 2018	38,757	10,000	170,385	1,208,748	(404,586)	(94,632)	889,915
Net income				16,535			16,535
Other comprehensive income (loss)						(2,362)	(2,362)
Cash dividends — $0.31 per share				(11,979)			(11,979)
Purchases of common stock for treasury	(192)				(11,158)		(11,158)
Exercise of stock appreciation rights and options	13		(197)		149		(48)
Compensation expense — stock appreciation rights and options			574				574
Other share-based compensation expense			1,365				1,365
Other	15		(393)	10	389		6
Balance at March 31, 2019	38,593	$10,000	$171,734	$1,213,314	$(415,206)	$(96,994)	$882,848

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2018	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2017	39,041	$10,000	$164,655	$1,033,751	$(381,448)	$(81,702)	$745,256
Net income				33,721			33,721
Other comprehensive income (loss)						8,152	8,152
Cash dividends — $0.29 per share				(2)			(2)
Purchases of common stock for treasury	(248)				(13,761)		(13,761)
Exercise of stock appreciation rights and options	1		(80)		14		(66)
Performance share awards	5		(273)		(24)		(297)
Restricted stock units	13		(616)		(57)		(673)
Compensation expense — stock appreciation rights and options			577				577
Other share-based compensation expense			778				778
Other	2		(43)	3	23		(17)
Balance at September 30, 2017	38,814	10,000	164,998	1,067,473	(395,253)	(73,550)	773,668
Net income				30,950			30,950
Other comprehensive income (loss)						(6,064)	(6,064)
Cash dividends — $0.29 per share				(11,246)			(11,246)
Purchases of common stock for treasury	(145)				(9,017)		(9,017)
Exercise of stock appreciation rights and options	3		(171)		(26)		(197)
Restricted stock units	2		(54)		8		(46)
Compensation expense — stock appreciation rights and options			436				436
Other share-based compensation expense			799				799
Other				(21)			(21)
Balance at December 31, 2017	38,674	10,000	166,008	1,087,156	(404,288)	(79,614)	779,262
Net income				36,592			36,592
Other comprehensive income (loss)						(386)	(386)
Cash dividends — $0.30 per share				(11,637)			(11,637)
Exercise of stock appreciation rights and options	8		(169)		(18)		(187)
Restricted stock units					(3)		(3)
Compensation expense — stock appreciation rights and options			466				466
Other share-based compensation expense			1,904				1,904
Other	14		(361)	25	353		17
Balance at March 31, 2018	38,696	$10,000	$167,848	$1,112,136	$(403,956)	$(80,000)	$806,028

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2019, and the results of its operations and its cash flows for the nine month periods ended March 31, 2019 and 2018, have been included. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.
Operating results for the nine month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2019.

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

Derivatives
The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Income Tax Consequences of Intra-entity Transfer of Assets other than Inventory
In October 2016, the FASB issued its final standard on the income tax consequences of intra-entity transfers of assets other than inventory. This standard, issued as ASU 2016-16, requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This update is effective for annual and interim financial statement periods beginning after December 15, 2017. The Company adopted ASU 2016-16 during the first quarter of fiscal 2019 using the modified retrospective method, and recorded a cumulative-effect adjustment decreasing retained earnings by $424, recording a deferred tax asset of $587 and reversing a prepaid asset of $1,011 as of the beginning of the period. The deferred tax asset is included in other assets on the condensed consolidated balance sheet as of March 31, 2019.

Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued its final standard on targeted improvements to accounting for hedging activities. This standard, issued as ASU 2017-12, expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged item in the financial statements. This update is effective for annual and interim financial statement periods beginning after December 15, 2018. The Company early adopted ASU 2017-12 during the third quarter of fiscal 2019.

Recently Issued Accounting Guidance
In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. The core principle of this update is that a "lessee should recognize the assets and liabilities that arise from leases." This update is effective for annual financial statement periods beginning after December 15, 2018, with earlier application permitted. In July 2018, the FASB issued ASU 2018-10 which clarifies the guidance in ASU 2016-02, and ASU 2018-11 which provides entities with an additional transition method option for adopting the new standard. The company plans to use this new transition method option upon adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings. In December 2018 and January 2019, the FASB issued ASU 2018-20 and ASU 2019-01, respectively, which further clarify the guidance. The Company has established a cross-functional team to evaluate the new standard and is in the process of implementing new lease administration software. The Company is still determining the financial impact that this standard update will have on its consolidated financial statements, but anticipates it will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the consolidated balance sheet. The Company will continue to evaluate the impacts of the adoption of the standard and these assessments are subject to change.
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
Payment terms with customers vary by the type and location of the customer and the products or services offered. The Company does not adjust the promised amount of consideration for the effects of significant financing components based on the expectation that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Arrangements with customers that include payment terms extending beyond one year are not significant.
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
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	March 31, 2019	July 1, 2018	$ Change	% Change
Contract assets	$8,732	$13,823	$(5,091)	(36.8)%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables summarize the impacts of ASC 606 on the Company's condensed consolidated financial statements:

	Three Months Ended March 31, 2019
	As Reported	Adjustments	Balances without adoption of ASC 606
Net sales	$885,443	$569	$886,012
Cost of sales	629,884	369	630,253
Gross profit	255,559	200	255,759
Selling, distribution and administrative expense, including depreciation	189,456	57	189,513
Intangible Impairment	31,594	—	31,594
Operating income	34,509	143	34,652
Interest expense, net	9,947	—	9,947
Other income, net	(1,256)	—	(1,256)
Income before income taxes	25,818	143	25,961
Income tax expense	9,283	37	9,320
Net income	$16,535	$106	$16,641

	Nine Months Ended March 31, 2019
	As Reported	Adjustments	Balances without adoption of ASC 606
Net sales	$2,589,996	$4,886	$2,594,882
Cost of sales	1,839,724	3,472	1,843,196
Gross profit	750,272	1,414	751,686
Selling, distribution and administrative expense, including depreciation	556,865	331	557,196
Intangible Impairment	31,594	—	31,594
Operating income	161,813	1,083	162,896
Interest expense, net	30,001	—	30,001
Other income, net	(549)	—	(549)
Income before income taxes	132,361	1,083	133,444
Income tax expense	28,171	273	28,444
Net income	$104,190	$810	$105,000

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	As of March 31, 2019
	As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Other current assets	$49,380	$(8,732)	$40,648
Inventories	454,555	11,461	466,016
Other assets	33,761	209	33,970

Liabilities
Other current liabilities	62,731	6,649	69,380
Compensation and related benefits	69,324	(402)	68,922
Other liabilities	77,497	(692)	76,805

Equity
Retained Earnings	$882,848	$(2,619)	$880,229
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and nine months ended March 31, 2019. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended March 31,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$520,180	$251,922	772,102	$491,698	$222,197	$713,895
Canada	66,725	—	66,725	68,112	—	$68,112
Other countries	43,533	3,083	46,616	41,404	4,254	$45,658
Total	$630,438	$255,005	$885,443	$601,214	$226,451	$827,665

	Nine Months Ended March 31,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,490,289	$756,433	2,246,722	$1,399,513	$438,958	$1,838,471
Canada	204,401	—	204,401	202,408	—	$202,408
Other countries	129,095	9,778	138,873	123,813	10,861	$134,674
Total	$1,823,785	$766,211	$2,589,996	$1,725,734	$449,819	$2,175,553

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and nine months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.8%	41.7%	37.5%
Industrial Machinery	10.2%	24.2%	14.2%
Metals	12.0%	8.6%	11.0%
Food	10.5%	2.5%	8.2%
Oil & Gas	10.1%	2.3%	7.9%
Chem/Petrochem	2.8%	12.8%	5.7%
Forest Products	7.0%	3.6%	6.0%
Cement & Aggregate	6.9%	1.0%	5.2%
Transportation	4.7%	3.3%	4.3%
Total	100.0%	100.0%	100.0%

	Nine Months Ended March 31, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.9%	44.0%	38.2%
Industrial Machinery	9.7%	22.0%	13.3%
Metals	12.2%	8.3%	11.1%
Food	10.4%	2.5%	8.1%
Oil & Gas	10.0%	2.2%	7.7%
Chem/Petrochem	3.1%	14.1%	6.3%
Forest Products	7.6%	3.0%	6.3%
Cement & Aggregate	6.5%	1.0%	4.9%
Transportation	4.6%	2.9%	4.1%
Total	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and nine months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	34.5%	2.3%	25.2%
Fluid Power	13.5%	41.3%	21.5%
General Maintenance; Hose Products	24.7%	4.7%	18.9%
Bearings, Linear & Seals	27.3%	0.4%	19.6%
Specialty Flow Control	—%	51.3%	14.8%
Total	100.0%	100.0%	100.0%

	Nine Months Ended March 31, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	33.8%	1.7%	24.3%
Fluid Power	13.7%	39.0%	21.2%
General Maintenance; Hose Products	26.0%	5.0%	19.7%
Bearings, Linear & Seals	26.5%	0.3%	18.8%
Specialty Flow Control	—%	54.0%	16.0%
Total	100.0%	100.0%	100.0%

3.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2019 Acquisitions
On March 4, 2019, the Company acquired substantially all of the net assets of MilRoc Distribution and Woodward Steel. MilRoc Distribution is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial parts to the oil & gas industry. Woodward Steel is an Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc Distribution and Woodward Steel are both included in the Service Center Based Distribution segment. The purchase price for the acquisition was $35,000, net tangible assets acquired were $17,981, and intangible assets including goodwill was $17,019 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes acquisition holdback payments of $4,375, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2019, and which will be paid on the first, second, and third anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 2, 2018, the Company acquired substantially all of the net assets of Fluid Power Sales, Inc. (FPS), a Baldwinsville, New York based manufacturer and distributor of fluid power components, specializing in the engineering and fabrication of manifolds and power units. FPS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,100, net tangible assets acquired were $4,156, and goodwill was $3,944 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes acquisition holdback payments of $1,200, which is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2019, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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

The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of FCX based on their estimated fair values at the acquisition date.

Cash	$11,141
Accounts receivable	80,836
Inventories	44,669
Other current assets	1,753
Property	8,282
Identifiable intangible assets	305,420
Goodwill	440,012
Other assets	775
Total assets acquired	$892,888
Accounts payable and accrued liabilities	54,035
Other liabilities	2,677
Deferred tax liabilities	54,395
Net assets acquired	$781,781

Purchase price	$784,281
Reconciliation of fair value transferred:
Working Capital Adjustments	(2,500)
Total Consideration	$781,781

Goodwill acquired of $161,452 is expected to be deductible for income tax purposes.

Net sales, operating income, and net income from the FCX acquisition included in the Company’s three and nine months ended March 31, 2019 are as follows:

	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Net sales	$132,595	$417,336
Operating income	6,659	29,117
Net income	5,115	22,798

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following unaudited pro forma consolidated results of operations have been prepared as if the FCX acquisition (including the related acquisition costs) had occurred at the beginning of fiscal 2018:

	Three Months Ended March 31,	Nine Months Ended March 31,
Pro forma	2018	2018
Net sales	$866,818	$2,432,709
Operating income	62,360	164,302
Net income	40,546	98,391
Diluted net income per share	$1.03	$2.51

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
Other Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of Diseño, Construcciones y Fabricaciones Hispanoamericanas, S.A. (DICOFASA), a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,395, and goodwill was $2,525 based upon estimated fair values at the acquisition date. The purchase price includes $906 of acquisition holdback payments, of which $219 was paid during the nine months ended March 31, 2019. Due to changes in foreign currency exchange rates, the remaining balance is $645, which is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2019, and which will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2018 and the nine month period ended March 31, 2019 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2017	$201,740	$4,395	$206,135
Goodwill acquired during the period	2,525	439,164	441,689
Other, primarily currency translation	(1,181)	—	(1,181)
Balance at June 30, 2018	$203,084	$443,559	$646,643
Goodwill acquired/adjusted during the period	9,872	4,791	14,663
Other, primarily currency translation	(111)	—	(111)
Balance at March 31, 2019	$212,845	$448,350	$661,195

The Company has seven (7) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2019.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 20% as of January 1, 2019. The fair values of the reporting units in accordance with the goodwill

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

impairment test were determined using the Income and Market approaches.  The Income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors. The Market approach utilizes an analysis of comparable publicly traded companies.

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

At March 31, 2019 and June 30, 2018, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power & Flow Control segment.

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2019	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$422,077	$127,758	$294,319
Trade names	105,933	25,417	80,516
Vendor relationships	11,387	7,968	3,419
Non-competition agreements	2,702	2,112	590
Total Identifiable Intangibles	$542,099	$163,255	$378,844

June 30, 2018	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$465,691	$125,009	$340,682
Trade names	112,939	22,454	90,485
Vendor relationships	11,425	7,382	4,043
Non-competition agreements	2,761	2,024	737
Total Identifiable Intangibles	$592,816	$156,869	$435,947

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During the nine month period ended March 31, 2019, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$5,956	20
Trade names	941	5
Non-competition agreements	250	5
Total Intangibles Acquired	$7,147	17.5

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Due to a sustained decline in economic conditions in the upstream oil and gas industry in western Canada, management also assessed the long-lived intangible assets related to the Reliance asset group in Canada for impairment during the third quarter of fiscal 2019. The Reliance asset group is located in western Canada and primarily serves customers in the upstream oil and gas industry. The asset group carrying value exceeded the sum of the undiscounted cash flows, indicating impairment. The fair value of the asset group was then determined using the Income approach, and the analysis resulted in the measurement of a full impairment loss of $31,594, which was recorded in the three months ended March 31, 2019.

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2019) for the next five years is as follows: $10,200 for the remainder of 2019, $39,000 for 2020, $36,900 for 2021, $34,800 for 2022, $32,700 for 2023 and $28,500 for 2024.

5.     DEBT

Revolving Credit Facility & Term Loan
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2019 and June 30, 2018, the Company had $618,500 and $775,125, respectively, outstanding under the term loan. The interest rate on the term loan as of March 31, 2019 and June 30, 2018 was 4.25% and 4.13%, respectively. The Company had $19,000 and $19,500 outstanding under the revolver at March 31, 2019 and June 30, 2018, respectively. Unused lines under this facility, net of outstanding letters of credit of $3,290 and $3,625, respectively, to secure certain insurance obligations, totaled $227,710 and $226,875 at March 31, 2019 and June 30, 2018, respectively, and were available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the amount outstanding under the revolving credit facility was 4.39% and 3.93% as of March 31, 2019 and June 30, 2018, respectively.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of March 31, 2019 and June 30, 2018, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there are no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of March 31, 2019, the Company borrowed $175,000 under the AR Securitization Facility, and the interest rate was 3.39%.
Other Long-Term Borrowings
At March 31, 2019 and June 30, 2018, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023.
In 2014 the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2019 and June 30, 2018, $1,263 and $1,438 was outstanding, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Unamortized debt issue costs of $574 and $551 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, respectively. Unamortized debt issue costs of $1,490 and $1,807 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of March 31, 2019 and June 30, 2018, respectively.

6.     DERIVATIVES
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. The fair value of the interest rate cash flow hedge was $6,856 as of March 31, 2019 (Level 2 in the fair value hierarchy), which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet. Losses related to the interest rate cash flow hedge were not material during the three or nine months ended March 31, 2019.

7.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2019 and June 30, 2018 totaled $10,818 and $10,318, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of March 31, 2019 and June 30, 2018, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminated U.S. federal income tax on dividends from foreign subsidiaries, and created new taxes on certain foreign-sourced earnings. During the nine months ended March 31, 2019, the Company's estimated annual effective tax rate reflects the change in the federal statutory rate from 35% to 21%.
As of March 31, 2019, we have completed our accounting for the tax effects of the Act. In fiscal 2018, we recognized a provisional tax liability of $3,877 related to the one-time transition tax on certain un-remitted earnings of foreign subsidiaries, which is payable over eight years, if elected. The Company has paid the liability in full and no election was made on the Company's federal tax return to defer the payments over eight years. During fiscal 2019, the Company recorded adjustments totaling $3,448 to reduce the tax liability related to the one-time transition tax. We also recorded a net tax benefit of $619 to increase the foreign tax credit related to the transition tax. The new taxes and deductions related to certain foreign-sourced earnings recognized in fiscal 2019 resulted in a net tax benefit of $576. These adjustments were included as components of income tax expense in the condensed statements of consolidated income.
During the three months ended March 31, 2019, the Company recorded a valuation allowance of $3,785 related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets.

9.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended March 31, 2019
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at January 1, 2019	$(92,220)	$(2,412)	$—	$(94,632)
Other comprehensive income (loss)	2,767	—	(5,136)	(2,369)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(56)	63	7
Net current-period other comprehensive income (loss)	2,767	(56)	(5,073)	(2,362)
Balance at March 31, 2019	$(89,453)	$(2,468)	$(5,073)	$(96,994)

	Three Months Ended March 31, 2018
	Foreign currency translation adjustment	Unrealized gain on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at January 1, 2018	$(77,355)	$35	$(2,294)	$(79,614)
Other comprehensive (loss) income	(378)	6	—	(372)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(14)	(14)
Net current-period other comprehensive (loss) income	(378)	6	(14)	(386)
Balance at March 31, 2018	$(77,733)	$41	$(2,308)	$(80,000)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31, 2019
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2018	$(87,974)	$50	$(2,299)	$—	$(90,223)
Other comprehensive loss	(1,479)	—	—	(5,136)	(6,615)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(169)	63	(106)
Cumulative effect of adopting accounting standard	—	(50)	—	—	(50)
Net current-period other comprehensive loss	(1,479)	(50)	(169)	(5,073)	(6,771)
Balance at March 31, 2019	$(89,453)	$—	$(2,468)	$(5,073)	$(96,994)

	Nine Months Ended March 31, 2018
	Foreign currency translation adjustment	Unrealized gain on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2017	$(79,447)	$21	$(2,276)	$(81,702)
Other comprehensive income	1,714	20	—	1,734
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(32)	(32)
Net current-period other comprehensive income (loss)	1,714	20	(32)	1,702
Balance at March 31, 2018	$(77,733)	$41	$(2,308)	$(80,000)

Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended March 31,
	2019			2018
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$2,945	$178	$2,767	$(353)	$25	$(378)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(77)	(21)	(56)	(19)	(5)	(14)
Unrealized loss on cash flow hedge	(6,941)	(1,805)	(5,136)	—	—	—
Reclassification of interest from cash flow hedge into interest expense	85	22	63	—	—	—
Unrealized loss on investment securities available for sale	—	—	—	(3)	(9)	6
Other comprehensive (loss) income	$(3,988)	$(1,626)	$(2,362)	$(375)	$11	$(386)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2019			2018
	Pre-Tax Amount	Tax Benefit (Expense)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(1,611)	$(132)	$(1,479)	$1,775	$61	$1,714
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(230)	(61)	(169)	(55)	(23)	(32)
Unrealized gain on investment securities available for sale	—	—	—	39	19	20
Unrealized loss on cash flow hedge	(6,941)	(1,805)	(5,136)	—	—	—
Reclassification of interest from cash flow hedge into interest expense	85	22	63	—	—	—
Cumulative effect of adopting accounting standard	(50)	—	(50)	—	—	—
Other comprehensive income	$(8,747)	$(1,976)	$(6,771)	$1,759	$57	$1,702

Anti-dilutive Common Stock Equivalents
In the three month periods ended March 31, 2019 and 2018, respectively, stock options and stock appreciation rights related to 467 and 67 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the nine month periods ended March 31, 2019 and 2018, respectively, stock options and stock appreciation rights related to 255 and 313 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

10.    BENEFIT PLANS

The following table provides summary disclosures of the net periodic post-employment costs recognized for the Company’s post-employment benefit plans:

	Pension Benefits		Retiree Health Care Benefits
Three Months Ended March 31,	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$11	$31	$4	$5
Interest cost	174	182	13	13
Expected return on plan assets	(133)	(118)	—	—
Recognized net actuarial loss (gain)	46	106	(30)	(39)
Amortization of prior service cost	—	7	(92)	(92)
Net periodic cost (benefit)	$98	$208	$(105)	$(113)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Pension Benefits		Retiree Health Care Benefits
Nine Months Ended March 31,	2019	2018	2019	2018
Components of net periodic cost:
Service cost	$33	$93	$12	$14
Interest cost	522	549	39	39
Expected return on plan assets	(399)	(355)	—	—
Recognized net actuarial loss (gain)	138	318	(90)	(116)
Amortization of prior service cost	—	21	(276)	(276)
Net periodic cost (benefit)	$294	$626	$(315)	$(339)

The Company contributed $3,700 to its pension benefit plans and $165 to its retiree health care plans in the nine months ended March 31, 2019. Expected contributions for the remainder of fiscal 2019 are $100 for the pension benefit plans to fund scheduled retirement payments and $55 for retiree health care plans.

11.    SEGMENT INFORMATION

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
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $3,650 and $7,997 is recorded in cost of sales in the condensed statements of income for the three and nine months ended March 31, 2019, respectively, and is included in operating income for the Service Center Based Distribution segment. The corresponding amounts for the prior year periods were not material to the Company's condensed consolidated financial statements. The Company allocates LIFO expense between the segments in the fourth quarter of its fiscal year. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $7,328 and $6,706, in the three months ended March 31, 2019 and 2018, respectively, and $21,013 and $18,461 in the nine months ended March 31, 2019 and 2018, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2019
Net sales	$630,438	$255,005	$885,443
Operating income for reportable segments	64,763	25,837	90,600
Depreciation and amortization of property	3,969	1,057	5,026
Capital expenditures	4,024	591	4,615

March 31, 2018
Net sales	$601,214	$226,451	$827,665
Operating income for reportable segments	61,076	26,514	87,590
Depreciation and amortization of property	3,885	828	4,713
Capital expenditures	4,385	2,054	6,439

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Nine Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2019
Net sales	$1,823,785	$766,211	$2,589,996
Operating income for reportable segments	185,889	85,960	271,849
Assets used in business	1,252,161	1,070,649	2,322,810
Depreciation and amortization of property	11,791	3,254	15,045
Capital expenditures	9,724	1,987	11,711

March 31, 2018
Net sales	$1,725,734	$449,819	$2,175,553
Operating income for reportable segments	172,965	53,482	226,447
Assets used in business	1,202,593	1,069,730	2,272,323
Depreciation and amortization of property	11,356	1,365	12,721
Capital expenditures	14,754	3,144	17,898

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Operating income for reportable segments	$90,600	$87,590	$271,849	$226,447
Adjustment for:
Intangible amortization—Service Center Based Distribution	2,794	4,311	10,785	13,248
Intangible amortization—Fluid Power & Flow Control	7,117	5,489	21,038	8,078
Intangible Impairment—Service Center Based Distribution	31,594	—	31,594	—
Corporate and other expense, net	14,586	21,346	46,619	50,125
Total operating income	34,509	56,444	161,813	154,996
Interest expense, net	9,947	8,216	30,001	12,521
Other income, net	(1,256)	(1,291)	(549)	(2,022)
Income before income taxes	$25,818	$49,519	$132,361	$144,497

The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

12.    OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,075)	$—	$(238)	$(784)
Foreign currency transactions loss	63	130	97	79
Net other periodic post-employment (benefits) costs	(22)	59	(66)	180
Life insurance income, net	(187)	(1,488)	(380)	(1,495)
Other, net	(35)	8	38	(2)
Total other income, net	$(1,256)	$(1,291)	$(549)	$(2,022)

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
Cleveland, Ohio

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of March 31, 2019, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended March 31, 2019 and 2018, the condensed consolidated cash flows for the nine-month periods ended March 31, 2019 and 2018, and the condensed consolidated statements of shareholders’ equity for the three-month periods ended September 30, December 31, and March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
April 30, 2019

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With approximately 6,700 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2019, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 607 facilities.

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

Overview
Consolidated sales for the quarter ended March 31, 2019 increased $57.8 million or 7.0% compared to the prior year quarter, with acquisitions increasing sales by $51.5 million or 6.2% and unfavorable foreign currency translation of $5.7 million decreasing sales by 0.7%. Operating margin of 3.9% of sales, was down from 6.8% for the prior year quarter. The reduction in operating margin is primarily due to a non-cash impairment charge recorded during the quarter ended March 31, 2019 totaling $31.6 million related to the long-lived intangible assets associated with the Company's upstream oil and gas operations in Canada within the Service Center Based Distribution segment. The Company also recorded a valuation allowance against its Canadian deferred tax assets of $3.8 million. Therefore, net income of $16.5 million decreased 54.8% compared to the prior year quarter. Shareholders' equity was $882.8 million at March 31, 2019, up from the June 30, 2018 level of $815.0 million. The current ratio was 2.7 to 1 at March 31, 2019 and 2.4 to 1 at June 30, 2018.

During the quarter ended March 31, 2019, the Company recorded charges of $2.3 million for restructuring activities within the Service Center Based Distribution segment to reduce headcount and consolidate locations, primarily related to the Company's oil and gas operations. Of the total, $0.7 million related to inventory reserves for excess and obsolete inventory recorded within cost of sales and $1.6 million related to severance and facility consolidation recorded within selling, distribution and administrative expense. Total restructuring charges reduced gross profit for the quarter by $0.7 million, operating income by $2.3 million, and earnings per share by $0.04.

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

The MCU (total industry) and IP indices have increased since June and March 2018. The MCU for March 2019 was 78.8, which is increased from both the June 2018 and March 2018 revised readings of 78.6 and 78.2, respectively. The ISM PMI registered 55.3 in March, up from the December 2018 revised reading of 54.3, and remaining above 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
March 2019	78.8	55.3	105.5
February 2019	79.0	54.2	105.6
January 2019	79.1	56.6	105.9

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The number of Company employees was 6,660 at March 31, 2019, 6,634 at June 30, 2018, and 6,558 at March 31, 2018. The number of operating facilities totaled 607 at March 31, 2019, 610 at June 30, 2018 and 618 at March 31, 2018.

Results of Operations

Three months Ended March 31, 2019 and 2018

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2019	2018
Net Sales	100.0%	100.0%	7.0%
Gross Profit	28.9%	28.9%	6.7%
Selling, Distribution & Administrative	21.4%	22.1%	3.5%
Operating Income	3.9%	6.8%	(38.9)%
Net Income	1.9%	4.4%	(54.8)%

During the quarter ended March 31, 2019, sales increased $57.8 million or 7.0% compared to the prior year quarter, with sales from acquisitions adding $51.5 million or 6.2% and unfavorable foreign currency translation accounting for a decrease of $5.7 million or 0.7%. There were 63 selling days in the quarter ended March 31, 2019 and 63.5 selling days in the quarter ended March 31, 2018. Excluding the impact of businesses acquired and foreign currency translation, sales were up $12.0 million or 1.5% during the quarter, driven by an increase of 2.3% organic growth from operations, primarily the Service Center Based Distribution segment, offset by a decrease of 0.8% due to one half less sales day.

The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Three Months Ended March 31,		Sales Increase		Foreign Currency	Organic Change
	2019	2018		Acquisitions
Service Center Based Distribution	$630.4	$601.2	$29.2	$3.7	$(5.7)	$31.2
Fluid Power & Flow Control	255.0	226.4	28.6	47.8	—	(19.2)
Total	$885.4	$827.6	$57.8	$51.5	$(5.7)	$12.0

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $29.2 million or 4.9%. The acquisition within this segment increased sales by $3.7 million or 0.6% while unfavorable foreign currency translation decreased sales by $5.7 million or 0.9%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $31.2 million or 5.2%, driven by an increase of 6.0% organic growth from operations which reflects the improvement in the industrial economy and correlates with the increases in the MCU and IP indices, offset by a decrease of 0.8% due to one half less sales day.

Sales from our Fluid Power & Flow Control segment increased $28.6 million or 12.6%. The acquisitions within this segment increased sales by $47.8 million or 21.1%. Excluding the impact of businesses acquired, sales decreased $19.2 million or 8.5%, due to a 7.5% decrease from operations and a decrease of 1.0% due to one half less sales day. The decrease from operations is primarily due to softness and project delays in our fluid power businesses tied to technology markets, specifically electronic equipment and component manufacturers.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Three Months Ended March 31,		Sales Increase (Decrease)		Foreign Currency	Organic Change
Sales by Geographic Area	2019	2018		Acquisitions
United States	$772.1	$713.9	$58.2	$51.5	$—	$6.7
Canada	66.7	68.1	(1.4)	—	(3.4)	2.0
Other countries	46.6	45.6	1.0	—	(2.3)	3.3
Total	$885.4	$827.6	$57.8	$51.5	$(5.7)	$12.0

Sales in our U.S. operations were up $58.2 million or 8.2%, as acquisitions added $51.5 million or 7.2%. Excluding the impact of businesses acquired, U.S. sales were up $6.7 million or 1.0%, driven by an increase of 1.8% organic growth from operations, offset by a decrease of 0.8% due to one half less sales day. Sales from our Canadian operations decreased $1.4 million or 2.0%, and unfavorable foreign currency translation decreased Canadian sales by $3.4 million or 5.0%. Excluding the impact of foreign currency translation, Canadian sales were up $2.0 million or 3.0%, driven by an increase of 4.5% organic growth from operations, offset by a decrease of 1.5% due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $1.0 million or 2.1% from the prior year. Unfavorable foreign currency translation decreased other country sales by $2.3 million or 5.1%. Excluding the impact of currency translation, other country sales were up $3.3 million, or 7.2% during the quarter, driven by an increase of 4.6% organic growth from operations in addition to an increase of 2.6% due to three additional sales days in Mexico.

Our gross profit margin for the current and prior year's quarter was 28.9%. The acquisitions favorably impacted the gross profit margin by 24 basis points during the three months ended March 31, 2019, which was offset by 38 basis points of unfavorable impact from the change in LIFO expense in the current quarter compared to the prior year quarter.

The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Three Months Ended March 31,		SD&A Increase		Foreign Currency	Organic Change
	2019	2018		Acquisitions
SD&A	$189.5	$183.1	$6.4	$9.5	$(1.5)	$(1.6)

SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.4% of sales in the quarter ended March 31, 2019 compared to 22.1% in the prior year quarter. SD&A increased $6.4 million or 3.5% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended March 31, 2019 by $1.5 million or 0.8% compared to the prior year quarter. SD&A from businesses acquired added $9.5 million or 5.2% of SD&A expenses, including $1.9 million of intangibles amortization related to the FCX acquisition and net of $5.7 million of one-time acquisition costs related to the acquisition of FCX in the prior year quarter that did not reoccur in the current year. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $1.6 million or 0.9% during the quarter ended March 31, 2019 compared to the prior year quarter. The Company incurred $1.6 million of restructuring expenses related to severance and facility consolidation during the quarter ended March 31, 2019. Excluding the impact of acquisitions and restructuring, total compensation decreased $3.4 million during the quarter ended March 31, 2019. All other expenses within SD&A were up $0.2 million.

As a result of the continued decline in the oil and gas industry in western Canada the Company performed an impairment analysis for certain long-lived intangible assets related to the Company's Reliance upstream oil and gas operations in Canada during the quarter ended March 31, 2019. As a result of this test, the Company determined that the net book values of these

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

long-lived intangible assets were impaired and recognized a non-cash impairment charge of $31.6 million for intangible assets in the quarter ended March 31, 2019, which decreased net income by $23.1 million and earnings per share by $0.60 per share.

Operating income decreased $21.9 million or 38.9%, and as a percent of sales decreased to 3.9% from 6.8% during the prior year quarter, primarily as a result of the impairment expense recorded during the current quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 10.3% in the current year quarter from 10.2% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 10.1% in the current year quarter from 11.7% in the prior year quarter.

Other income, net, was $1.3 million for the quarter, which primarily included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.1 million and life insurance income of $0.2 million. During the prior year quarter, other income, net consisted of life insurance income of $1.5 million, offset by $0.1 million of net unfavorable foreign currency transaction losses and $0.1 million of net other periodic post-employment costs.

The effective income tax rate was 36.0% for the quarter ended March 31, 2019 compared to 26.1% for the quarter ended March 31, 2018. The increase in the effective tax rate is primarily due to the Company recording a valuation allowance of $3.8 million related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets, which increased the effective tax rate by 14.7%. The remaining decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The TCJA resulted in a blended statutory rate for the Company for fiscal 2018, which was 28.1% for the quarter ended March 31, 2018. The new taxes and deductions related to certain foreign-sourced earnings recognized in the quarter ended March 31, 2019 resulted in a net tax benefit of $0.2 million. We expect our full year tax rate for fiscal 2019 to be in the 22.0% to 24.0% range.

As a result of the factors addressed above, net income decreased $20.1 million or 54.8% compared to the prior year quarter. Net income per share was $0.42 per share for the quarter ended March 31, 2019, compared to $0.93 in the prior year quarter, a decrease of 54.8%.

Results of Operations

Nine months Ended March 31, 2019 and 2018

The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2019	2018
Net Sales	100.0%	100.0%	19.1%
Gross Profit	29.0%	28.5%	21.0%
Selling, Distribution & Administrative	21.5%	21.4%	19.7%
Operating Income	6.2%	7.1%	4.4%
Net Income	4.0%	4.7%	2.9%

During the nine months ended March 31, 2019, sales increased $414.4 million or 19.1% compared to the prior year, with sales from acquisitions adding $340.2 million or 15.6% and unfavorable foreign currency translation accounting for a decrease of $16.0 million or 0.8%. There were 188 selling days in the nine months ended March 31, 2019 and 187.5 selling days in the nine months ended March 31, 2018. Excluding the impact of businesses acquired and currency translation, sales were up $90.2 million or 4.3% during the period, driven by an increase of 4.0% organic growth from operations, primarily the Service Center Based Distribution segment, in addition to an increase of 0.3% due to one half additional sales day.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Nine Months Ended March 31,		Sales Increase		Foreign Currency	Organic Change
	2019	2018		Acquisitions
Service Center Based Distribution	$1,823.8	$1,725.8	$98.0	$3.7	$(16.0)	$110.3
Fluid Power & Flow Control	766.2	449.8	316.4	336.5	—	(20.1)
Total	$2,590.0	$2,175.6	$414.4	$340.2	$(16.0)	$90.2

Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $98.0 million or 5.7%. The acquisition within this segment increased sales by $3.7 million or 0.2%, while unfavorable foreign currency translation decreased sales by $16.0 million or 0.9%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $110.3 million or 6.4%, driven by an increase of 6.1% organic growth from operations which reflects the improvement in the industrial economy and correlates with the increases in the MCU and IP indices, in addition to an increase of 0.3% due to one half additional sales day.

Sales from our Fluid Power & Flow Control segment increased $316.4 million or 70.3%. The acquisitions within this segment increased sales by $336.5 million or 74.8%. Excluding the impact of businesses acquired, sales decreased $20.1 million or 4.5%, due to a 5.0% decrease from operations offset by an increase of 0.5% due to one half additional sales day. The decrease from operations is primarily due to softness and project delays in our fluid power businesses tied to technology markets, specifically electronic equipment and component manufacturers.

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Nine Months Ended March 31,		Sales Increase		Foreign Currency	Organic Change
Sales by Geographic Area	2019	2018		Acquisitions
United States	$2,246.7	$1,838.5	$408.2	$340.2	$—	$68.0
Canada	204.4	202.4	2.0	—	(8.6)	10.6
Other countries	138.9	134.7	4.2	—	(7.4)	11.6
Total	$2,590.0	$2,175.6	$414.4	$340.2	$(16.0)	$90.2

Sales in our U.S. operations were up $408.2 million or 22.2%, as acquisitions added $340.2 million or 18.5%. Excluding the impact of businesses acquired, U.S. sales were up $68.0 million or 3.7%, driven by an increase of 3.4% organic growth from operations in addition to an increase of 0.3% due to one half additional sales day. Sales from our Canadian operations increased $2.0 million or 1.0%, and unfavorable foreign currency translation decreased Canadian sales by $8.6 million or 4.3%. Excluding the impact of foreign currency translation, Canadian sales were up $10.6 million or 5.3%, driven by an increase of 5.8% organic growth from operations, offset by a decrease of 0.5% due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $4.2 million or 3.1% from the prior year. Unfavorable foreign currency translation decreased other country sales by $7.4 million or 5.5%. Excluding the impact of currency translation, other country sales were up $11.6 million, or 8.6% during the period, driven by an increase of 6.9% organic growth from operations in addition to an increase of 1.7% primarily due to five additional sales days in Mexico.

Our gross profit margin for the period was 29.0% compared to the prior year period of 28.5%. The acquisitions favorably impacted the gross profit margin by 70 basis points during the nine months ended March 31, 2019, which was offset by 26 basis points of unfavorable impact from the change in LIFO expense in the current period compared to the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Nine Months Ended March 31,		SD&A Increase		Foreign Currency	Organic Change
	2019	2018		Acquisitions
SD&A	$556.9	$465.3	$91.6	$83.5	$(3.8)	$11.9

SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.5% of sales for the nine months ended March 31, 2019 compared to 21.4% in the prior year period. SD&A increased $91.6 million or 19.7% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the nine months ended March 31, 2019 by $3.8 million or 0.8% compared to the prior year period. SD&A from businesses acquired added $83.5 million or 18.0% of SD&A expenses, including $13.4 million of intangibles amortization related to the FCX acquisition, and net of $6.1 million of one-time acquisition costs related to the acquisition of FCX in the prior year that did not reoccur in the current year. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $11.9 million or 2.5% during the nine months ended March 31, 2019 compared to the prior year period. The Company incurred $1.6 million of restructuring expenses related to severance and facility consolidation during the nine months ended March 31, 2019. Excluding the impact of acquisitions and restructuring, total compensation increased $5.3 million during the nine months ended March 31, 2019 compared to the prior year period due to an increase in medical costs along with the impact of merit increases. All other expenses within SD&A were up $5.0 million.

As a result of the continued decline in the oil and gas industry in western Canada the Company performed an impairment analysis for certain long-lived intangible assets related to the Company's Reliance upstream oil and gas operations in Canada during the nine months ended March 31, 2019. As a result of this test, the Company determined that the net book values of these long-lived intangible assets were impaired and recognized a non-cash impairment charge of $31.6 million for intangible assets in the nine months ended March 31, 2019, which decreased net income by $23.1 million and earnings per share by $0.59 per share.

Operating income increased $6.8 million or 4.4%, and as a percent of sales decreased to 6.2% from 7.1% during the prior year period, primarily as a result of the impairment expense recorded during the current quarter.

Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 10.2% in the current year from 10.0% in the prior year. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 11.2% in the current year from 11.9% in the prior year.

Other income, net, was income of $0.5 million in the nine months ended March 31, 2019, which primarily included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million, and life insurance income of $0.4 million, offset by $0.1 million of net unfavorable foreign currency transaction losses. During the prior year period, other income, net was $2.0 million, which included life insurance income of $1.5 million and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million, offset by net unfavorable foreign currency transaction losses of $0.1 million and $0.2 million of net other periodic post-employment costs.

The effective income tax rate was 21.3% for the nine months ended March 31, 2019 compared to 29.9% for the nine months ended March 31, 2018. The decrease in the effective tax rate is primarily due to the enactment of the TCJA in December 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The TCJA resulted in a blended statutory rate for the Company for fiscal 2018, which was 28.1% for the nine months ended March 31, 2018. Adjustments related to the transition tax had a favorable impact of $4.1 million, and the new taxes and deductions related to certain foreign-sourced earnings recognized resulted in a net tax benefit of $0.6 million in the nine months ended March 31, 2019. The Company recorded a valuation allowance of $3.8 million related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets, which increased the effective tax rate by 2.9% for the nine months ended March 31, 2019. We expect our full year tax rate for fiscal 2019 to be in the 22.0% to 24.0% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of the factors addressed above, net income increased $2.9 million or 2.9% compared to the prior year. Net income per share was $2.66 per share for the nine months ended March 31, 2019, compared to $2.58 in the prior year, an increase of 3.1%.

Liquidity and Capital Resources

Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2019, we had $983.8 million in outstanding borrowings. At June 30, 2018, we had $966.1 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.

The Company's working capital at March 31, 2019 was $709.2 million, compared to $625.5 million at June 30, 2018. The current ratio was 2.7 to 1 at March 31, 2019 and 2.4 to 1 at June 30, 2018.

Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2019	2018
Operating Activities	$77,166	$47,878
Investing Activities	(48,197)	(795,333)
Financing Activities	(35,470)	684,935
Exchange Rate Effect	(282)	986
Decrease in Cash and Cash Equivalents	$(6,783)	$(61,534)

Net cash provided by operating activities was $77.2 million for the nine months ended March 31, 2019 compared to $47.9 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the nine months ended March 31, 2019 is related to improved operating results.

Net cash used in investing activities during the nine months ended March 31, 2019 decreased significantly from the prior period as $37.5 million was used for acquisitions in the current year period, compared to $778.1 million used for acquisitions in the prior year period. Further, there was $6.2 million less spent on property purchases in the current year quarter, primarily due to significant expenditures for building improvements and shop equipment in the prior year period.

Net cash used by financing activities was $35.5 million for the nine months ended March 31, 2019 versus net cash provided by financing activities of $684.9 million in the prior year period. The change is primarily due to a decrease in net debt borrowings, as there was $17.7 million of net debt borrowings in the current year period compared to $747.0 of net debt borrowings in the prior year period. Further, $11.2 million of cash was used for the purchase of treasury shares in the current year period compared to $22.8 million used in prior year period.

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended March 31, 2019, we acquired 192,082 shares of treasury stock on the open market for $11.2 million. At March 31, 2019, we had authorization to repurchase an additional 864,618 shares. During the nine months ended March 31, 2018, we acquired 393,300 shares of treasury stock on the open market for $22.8 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2019 and June 30, 2018, the Company had $618.5 million and $775.1 million, respectively, outstanding under the term loan. The interest rate on the term loan as of March 31, 2019 and June 30, 2018 was 4.25% and 4.13%, respectively. The Company had $19.0 million and $19.5 million outstanding under the revolver at March 31, 2019 and June 30, 2018, respectively. Unused lines under this facility, net of outstanding letters of credit of $3.3 million and $3.6 million, respectively, to secure certain insurance obligations, totaled $227.7 million and $226.9 million at March 31, 2019 and June 30, 2018, respectively, and were available to fund future acquisitions or other capital and operating requirements. The weighted average interest rate on the amount outstanding under the revolving credit facility was 4.39% and 3.93% as of March 31, 2019 and June 30, 2018, respectively.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of March 31, 2019 and June 30, 2018, in order to secure certain insurance obligations.
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there are no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of March 31, 2019, the Company borrowed $175.0 million under the AR Securitization Facility, and the interest rate was 3.39%.
At March 31, 2019 and June 30, 2018, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023.
In April 2014 the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.5% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2019 and June 30, 2018, $1.3 million and $1.4 million was outstanding, respectively.
The new credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2019, the most restrictive of these covenants required that the Company have net indebtedness less than 4.25 times consolidated income before interest, taxes, depreciation and amortization. At March 31, 2019, the Company's indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all covenants at March 31, 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

			March 31,	June 30,
			2019	2018
Accounts receivable, gross			$587,523	$562,377
Allowance for doubtful accounts			13,055	13,566
Accounts receivable, net			$574,468	$548,811
Allowance for doubtful accounts, % of gross receivables			2.2%	2.4%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Provision for losses on accounts receivable	$10	$587	$2,095	$1,678
Provision as a % of net sales	—%	0.07%	0.08%	0.08%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

On a consolidated basis, DSO was 58.4 at March 31, 2019 compared to 55.0 at June 30, 2018.

Approximately 3.7% of our accounts receivable balances are more than 90 days past due, a decrease from 4.0% at June 30, 2018. On an overall basis, our provision for losses from uncollected receivables represents 0.08% of our sales in the nine months ended March 31, 2019. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended March 31, 2019 was 4.2 compared to 4.0 at June 30, 2018.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2019.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the nine months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2019 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 to January 31, 2019	90,068	$58.86	90,000	966,700
February 1, 2019 to February 28, 2019	94,317	$57.54	94,317	872,383
March 1, 2019 to March 31, 2019	7,765	$56.00	7,765	864,618
Total	192,150	$58.10	192,082	864,618

(1)	During the quarter the Company purchased 68 shares in connection with the Deferred Compensation Plan.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	April 30, 2019	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	April 30, 2019	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer