Form 10-K
period 2019-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2019-08-16
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019, or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 1-2299

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Ohio	34-0117420
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 Applied Plaza, Cleveland, Ohio 44115
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (216) 426-4000.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	AIT	New York Stock Exchange

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2018): $2,069,669,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2019
Common Stock, without par value	38,597,136

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of Applied Industrial Technologies, Inc., to be held October 29, 2019, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
We are a leading value-added distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, operating in North America, Australia, New Zealand, and Singapore. We serve MRO (maintenance, repair, and operations) and OEM (original equipment manufacturing) customers in virtually every industry. In addition, the Company provides engineering, design, and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services.
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
Narrative Description of Business.
Overview. Our field operating structure is built on two platforms: Service Center Based Distribution; and Fluid Power & Flow Control.

•
Service Center Based Distribution. We distribute a wide range of industrial products through service centers across North America, Australia, and New Zealand. Customers primarily purchase our products for scheduled maintenance of their machinery and equipment and for emergency repairs. The Service Center Based Distribution segment accounts for a majority of our field operations and 71% of our 2019 consolidated sales dollars.

The Service Center Based Distribution segment also includes: 1) the Applied Maintenance Supplies & Solutions (MSS) service offering, which provides customers C-Class MRO supplies (fasteners, cutting tools, paints and chemicals, fluid flow, safety and janitorial products) through a vendor managed inventory solution; 2) Applied U.S. Energy, which specializes in serving customers primarily in the upstream oil and gas industry; 3) regional fabricated rubber shops, which modify and repair conveyor belts and make hose assemblies in accordance with customer requirements, along with rubber service field crews, which install and repair conveyor belts and rubber linings at customer locations; and 4) our operations in Canada, Mexico, Australia, and New Zealand.

•
Fluid Power & Flow Control. Our Fluid Power & Flow Control segment businesses primarily market products and services to customers within the businesses' geographic regions. We serve customers purchasing for MRO needs as well as customers purchasing for OEM applications. In addition to distribution services, the businesses offer technical advice, broader system solutions, and other value-added services. The fluid power businesses design and assemble hydraulic and electro-hydraulic power units and control systems, electronic control systems, pneumatic and electro-pneumatic panels and sub-assemblies, fabricated aluminum assemblies, lubrication systems, hydraulic manifolds, and pump assemblies. They also perform equipment repairs. Flow control capabilities include the following: flow control system integration; valve, actuator, and pump repair; valve actuation; and process instrumentation and calibration.
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
Net sales by product category for the most recent fiscal year is detailed in note 2 to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.
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
Many of our fluid power and flow control businesses distinguish themselves from most component distributors by offering engineering, design, fabrication, installation, and repair services for equipment or systems in their fields of expertise. Our fluid power capabilities extend to the following specialties: fluid power system integration; manifold design, machining, and assembly; and the integration of hydraulic and pneumatic equipment with electronics for complete machine design. Flow control services include the following: flow control system integration; valve, actuator, and pump repair; valve actuation; and process instrumentation and calibration.
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
Competition. We consider our business to be highly competitive. In addition, our markets present few economic or technological barriers to entry, contributing to a high fragmentation of market share. Longstanding supplier and customer relationships, geographic coverage, name recognition, and our employees' knowledge and experience do, however, support our competitive position. Competition is based generally on breadth and quality of product and service offerings, product availability, price, ease of product selection and ordering, e-commerce capabilities, catalogs, and having a local presence. In the fluid power & flow control businesses, product manufacturer authorizations are often more selective and can be a more significant competitive factor, along with market reputation and product application knowledge.
Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. We also compete with original equipment manufacturers and their dealers in the sale of maintenance and replacement components. The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
Although we may be one of the leading distributors in the geographic markets we serve for the primary product categories we provide there, our market share in a given market may be relatively small compared to the portion of the market served by original equipment manufacturers and other distributors.
Backlog Orders and Seasonality. Backlog orders are not material to our business as a whole, although they are a more important factor for our fluid power and flow control businesses. Our business has exhibited minor seasonality - in particular, sales per day during the first half of our fiscal year have historically been slightly lower than during the second half due, in part, to the impact of customer plant shutdowns, summer vacations and holidays.
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

Number of Employees. At June 30, 2019, we had approximately 6,650 employees.
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
ITEM 1A. RISK FACTORS.
In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing the Company. Certain risks are identified below in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations. Risks can also change over time.
Our business depends heavily on the operating levels of our customers and the factors that affect them, including general economic conditions. The markets for our products and services are subject to conditions or events that affect demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same factors that affect demand for and production of customers' goods and materials.
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
Our business could be adversely affected if we do not successfully execute our initiatives to grow sales and earnings. We have numerous initiatives underway to grow sales, enhance gross margins, manage costs, and otherwise improve our earnings and competitive position. If we do not implement these initiatives effectively, or if for other reasons they are unsuccessful, our business could be adversely affected.
Consolidation in our customers' and suppliers' industries could adversely affect our business and financial results. Consolidation continues among our product suppliers and customers. As customer industries consolidate or customers otherwise aggregate their purchasing power, a greater proportion of our sales could be derived from large volume contracts, which could adversely impact margins. Consolidation among customers can trigger changes in their purchasing strategies, potentially shifting blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices. Similarly, continued consolidation among our suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases. There can be no assurance we will be able to take advantage of consolidation trends.
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

the geographic or product line breadth of distributor authorizations; supplier purchasing incentive or other support programs; product purchase or stocking expectations; or the extent to which the suppliers seek to serve end-users directly.
An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. The industry remains fragmented, but is consolidating. Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Existing competitors have, and future competitors may have, greater financial or other resources than we do, broader or more appealing product or service offerings, greater market presence, stronger relationships with key suppliers or customers, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies and sales methods, or otherwise through competitive advantage, our sales and profitability could be adversely affected. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to our product and services portfolio or our e-commerce and inventory management solutions. Technological evolution or other factors can render product offerings obsolete, potentially impairing our competitive position and our inventory values.
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
Trade policies can have an adverse impact on industries we sell into, potentially negatively affecting our net sales and profits. Changes to trade policies can disrupt geographic and industry demand trends. While Applied primarily serves markets in the United States, a significant portion of our domestic customer base exports or serves exporters. U.S. government-imposed tariffs or taxes that penalize imports can be met with countermeasures by foreign governments, or can otherwise impact industrial production, and it becomes difficult to determine what the net effect of such actions is on Applied’s net sales and profits. It is possible that such changes could adversely affect our financial results.
Volatility in product, energy, and other costs can affect our profitability. Product manufacturers may adjust the prices of products we distribute for many reasons, including changes in their costs for raw materials, components, energy, labor, and tariffs and taxes on imports. In addition, a portion of our own distribution costs is composed of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. Our ability to pass along increases in our product and distribution costs in a timely manner to our customers depends on execution, market conditions, and contractual limitations. Failing to pass along price increases timely in an inflationary environment, or not maintaining sales volume while increasing prices, could significantly reduce our profitability.
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
Further, even if we successfully integrate the acquisitions with our operations, we may not be able to realize cost savings, sales, profit levels, or other benefits that we anticipate from these acquisitions, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to achieve planned operating results, to reduce duplicative expenses and inventory effectively, and to consolidate facilities; economic and market factors; the incurrence of significant integration costs or charges in order to achieve those benefits; our ability to retain key product supplier authorizations, customer relationships, and employees; our ability to address competitive, distribution, and regulatory challenges arising from entering into new markets (geographic, product, service, end-industry, or otherwise), especially those in which we may have limited or no direct experience; and exposure to unknown or contingent liabilities of the acquired company. In addition, acquisitions could place significant demand on administrative, operational, and financial resources.
We incurred a substantial amount of debt to complete the acquisition of FCX Performance, Inc. To service our debt, we will require a significant amount of cash that may limit our ability to pay dividends, repurchase our shares, or complete other acquisitions or strategic initiatives.  On January 31, 2018, we acquired FCX Performance, Inc. (“FCX”), a distributor of specialty process flow control products and services, for an aggregate purchase price of $781.8 million. In connection with the FCX acquisition, we entered into a new credit facility pursuant to which we incurred approximately $780.0 million in term loan indebtedness and approximately $250.0 million in revolving indebtedness capacity. This indebtedness substantially increased our leverage and requires significant future principal and interest payments. As of June 30, 2019, we had total debt obligations outstanding of $959.8 million. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. The additional leverage may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to businesses in our industry that have lower levels of indebtedness. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our additional indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.
Goodwill, long-lived, and other intangible assets recorded as a result of our acquisitions could become impaired. We review goodwill, long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. In 2019 we recorded a $31.6 million non-cash impairment charge for intangible assets associated with the Company's upstream oil and gas industry operations in Canada.
As of June 30, 2019, we had $662.0 million of goodwill and $368.9 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
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
For more information relating to borrowing and interest rates, see the following sections below: “Liquidity and Capital Resources” in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations;” Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk;” and notes 6 and 7 to the consolidated financial statements, included below in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.
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
Our business depends on our ability to attract, develop, motivate, and retain qualified employees. Our success depends on hiring, developing, motivating, and retaining key employees, including executive, managerial, sales, professional, and other personnel. We may have difficulty identifying and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. With respect to sales and customer service positions in particular, we greatly benefit from having employees who are familiar with the products and services we sell, and their applications, as well as with our customer and supplier relationships. The loss of key employees or our failure to attract and retain other qualified workers could disrupt or adversely affect our business. In addition, our operating results could be adversely affected by increased competition for employees, shortages of qualified workers, higher employee turnover (including through retirement as the workforce ages), or increased employee compensation or benefit costs.
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
There is no assurance that we will continue to pay dividends on our common stock. The timing, declaration, amount, and payment of dividends to our shareholders fall within the discretion of our Board of Directors and depend on many factors, including our financial condition and results of operations, as well as applicable law and business considerations that our Board of Directors considers relevant. There can be no assurance that we will continue to pay a quarterly dividend.
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
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 13% of our sales in 2019. This presence outside the U.S. increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions, and currency exchange fluctuations.
Our foreign operations' results are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. Fluctuations in currency exchange rates affect our operating results and financial position, as well as the comparability of results between financial periods.
We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined. As of June 30, 2019, we had approximately $789 million of aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”).  In addition, as of June 30, 2019, approximately $463 million of this variable rate debt was converted to a fixed rate through an interest rate swap.  The swap agreement was entered into in January 2019 and is indexed to LIBOR. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
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
In addition to the risks identified above, other risks to our future performance include, but are not limited to, the following:

•	changes in customer preferences for products and services of the nature, brands, quality, or cost sold by us;

•	changes in customer procurement policies and practices;

•	changes in the market prices for products and services relative to the costs of providing them;

•	changes in operating expenses;

•	organizational changes in the Company;

•	government regulation, legislation, or policies, including with respect to federal tax policy and international trade;

•	the variability and timing of new business opportunities including acquisitions, customer relationships, and supplier authorizations;

•	the incurrence of debt and contingent liabilities in connection with acquisitions; and

•	changes in accounting policies and practices that could impact our financial reporting and increase compliance costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2019, we owned real properties at 119 locations and leased 451 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2019:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, hose shop
Florence, Kentucky	Distribution center
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2019 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Midland, Michigan	Flow control shop
Elyria, Ohio	Product return center and service center
Strongsville, Ohio	Offices and warehouse
Portland, Oregon	Distribution center
Stafford, Texas	Offices, warehouse, and flow control shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Nisku, Alberta	Offices, service center, and shops
Winnipeg, Manitoba	Distribution center and service center
The properties in Newark, Midland, and Stafford are used in our Fluid Power & Flow Control segment. The Fontana and Longview properties are used in both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment. The remaining properties are used in the Service Center Based Distribution segment.
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
Additional information regarding our properties can be found in note 13 to the consolidated financial statements, included below in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.

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
ITEM 4. MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this annual report on Form 10-K.
EXECUTIVE OFFICERS OF THE REGISTRANT.
Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organization meeting held following the annual meeting of shareholders.
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 30, 2018:
:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since 2013 and Chief Executive Officer since 2011.	55
Fred D. Bauer	Vice President-General Counsel & Secretary since 2002.	53
Warren E. Hoffner	Vice President, General Manager-Fluid Power & Flow Control since October 2018. He served as Vice President, General Manager-Fluid Power from 2003 to October 2018. The Board of Directors designated Mr. Hoffner an executive officer in October 2015.	59
Kurt W. Loring	Vice President-Chief Human Resources Officer since 2014.	50
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017. Prior to joining Applied, from May 2015 to May 2017, Mr. Wells was Vice President & Chief Financial Officer of ESAB, a manufacturer of welding and material cutting products and a division of Colfax Corporation (NYSE: CFX). Prior to then he was Vice President & Chief Financial Officer of Apex Tool Group, a manufacturer of hand and power tools.	56

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the quarterly stock dividends for the fiscal years ended June 30, 2019, 2018, and 2017 and the number of shareholders of record as of August 9, 2019 are set forth in Item 8, “Financial Statements and Supplementary Data,” in the “Quarterly Operating Results” table. That information is incorporated here by reference.
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2019.

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 to April 30, 2019	412	60.00	—	864,618
May 1, 2019 to May 31, 2019	—	—	—	864,618
June 1, 2019 to June 30, 2019	1,490	58.53	—	864,618
Total	1,902	58.85	—	864,618

(1)	During the quarter ended June 30, 2019, Applied purchased 1,902 shares in connection with an employee deferred compensation program. This purchase is not counted in the authorization in note (2).

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
(In thousands, except per share amounts and statistical data)

	2019	2018 (b)	2017	2016	2015
Consolidated Operations — Year Ended June 30
Net sales	$3,472,739	$3,073,274	$2,593,746	$2,519,428	$2,751,561
Depreciation and amortization of property	20,236	17,798	15,306	15,966	16,578
Amortization:
Intangible assets	41,883	32,065	24,371	25,580	25,797
SARs and stock options	2,437	1,961	1,891	1,543	1,610
Operating income (a) (d)	233,788	225,827	175,386	89,782	184,619
Net income (a) (c) (d)	143,993	141,625	133,910	29,577	115,484
Per share data:
Net income:
Basic	3.72	3.65	3.43	0.75	2.82
Diluted (a) (c) (d)	3.68	3.61	3.40	0.75	2.80
Cash dividend	1.22	1.18	1.14	1.10	1.04

Year-End Position — June 30
Working capital	$724,344	$625,469	$572,789	$507,238	$535,938
Long-term debt (including portion classified as current)	959,829	966,063	291,982	328,334	320,995
Total assets	2,331,697	2,285,741	1,387,595	1,312,025	1,432,556
Shareholders’ equity	897,034	814,963	745,256	657,916	741,328

Year-End Statistics — June 30
Current ratio	2.7	2.4	2.8	2.8	2.7
Operating facilities	600	610	552	559	565
Shareholders of record (e)	4,165	4,323	4,687	5,372	6,016
Return on assets (a) (c) (d) (f)	6.3%	8.0%	10.2%	2.2%	7.9%
Return on equity (a) (c) (d) (g)	16.8%	18.2%	19.1%	4.2%	15.0%

Capital expenditures	$18,970	$23,230	$17,045	$13,130	$14,933

Cash Returned to Shareholders During the Year
Dividends paid	$47,266	$45,858	$44,619	$43,330	$42,663
Purchases of treasury shares	11,158	22,778	8,242	37,465	76,515
Total	$58,424	$68,636	$52,861	$80,795	$119,178

(a)
A long-lived intangible asset impairment charge in fiscal 2019 reduced operating income by $31.6 million, net income by $26.9 million, and diluted earnings per share by $0.69, which includes the impact of the $3.8 million valuation allowance on certain Canadian deferred tax assets. Excluding the long-lived intangible asset impairment charge, the fiscal 2019 return on assets would be 7.5% and return on equity would be 20.0%.

(b)	FY 2018 includes the acquisition of FCX Performance, Inc. from the acquisition date of 1/31/2018.

(c)
FY 2017 includes a tax benefit pertaining to a worthless stock tax deduction of $22.2 million, or $0.56 per share. Excluding the worthless stock tax deduction, the fiscal 2017 return on assets would be 8.5% and return on equity would be 16.2%.

(d)
A goodwill impairment charge in fiscal 2016 reduced operating income by $64.8 million, net income by $63.8 million, and diluted earnings per share by $1.62. Excluding the goodwill impairment charge, the fiscal 2016 return on assets would be 6.7% and return on equity would be 12.8%.

(e)	Includes participant-shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan and shareholders in the Company's direct stock purchase program.

(f)	Return on assets is calculated as net income divided by monthly average assets.

(g)	Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With more than 6,600 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2019, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 600 facilities.
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
Our fiscal 2019 consolidated sales were $3.5 billion, an increase of $399.5 million or 13.0% compared to the prior year, with the acquisitions of FCX Performance Inc. (FCX), Fluid Power Sales Inc. (FPS), MilRoc Distribution (MilRoc), and Woodward Steel (Woodward), increasing sales by $360.0 million or 11.7% and unfavorable foreign currency translation of $19.2 million decreasing sales by 0.6%. Gross profit margin increased to 29.0% for fiscal 2019 from 28.8% for fiscal 2018 primarily due to the impact of the acquisitions, which favorably impacted the gross profit margin by 48 basis points in fiscal 2019, offset by an unfavorable impact of 26 basis points from the change in LIFO expense in fiscal 2019 compared to fiscal 2018. Operating margin decreased to 6.7% in fiscal 2019 from 7.3% in fiscal 2018. The reduction in operating margin is primarily due to a non-cash impairment charge recorded during fiscal 2019 totaling $31.6 million related to the long-lived intangible assets associated with the Company's upstream oil and gas operations in Canada within the Service Center Based Distribution segment. The non-cash impairment charge decreased net income by $23.1 million and earnings per share by $0.59 per share.
During the third quarter of fiscal 2019, the Company recorded charges of $2.3 million for restructuring activities within the Service Center Based Distribution segment to reduce headcount and consolidate locations, primarily related to the Company's oil and gas operations. Of the total, $0.7 million related to inventory reserves for excess and obsolete inventory recorded within cost of sales and $1.6 million related to severance and facility consolidation recorded within selling, distribution and administrative expense. Total restructuring charges reduced gross profit for the year by $0.7 million, operating income by $2.3 million, and earnings per share by $0.04 per share.
Our earnings per share was $3.68 in fiscal 2019 versus $3.61 in fiscal year 2018.
Shareholders’ equity was $897.0 million at June 30, 2019 compared to $815.0 million at June 30, 2018. Working capital increased $98.9 million from June 30, 2018 to $724.3 million at June 30, 2019. The current ratio was 2.7 to 1 at June 30, 2019 and 2.4 to 1 at June 30, 2018.
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

The MCU (total industry) and IP indices have gradually decreased during the second half of fiscal 2019 correlating with an overall decline in the industrial economy in the same period. The ISM PMI registered 51.7 in June 2019, a decrease from the June 2018 revised reading of 60.0. A reading above 50 generally indicates expansion. The index readings for the months during the current quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2019	77.9	51.7	105.2
May 2019	78.1	52.1	104.8
April 2019	77.9	52.8	104.6
March 2019	78.4	55.3	105.2
December 2018	79.5	54.3	106.4
September 2018	79.3	59.5	105.7
June 2018	78.6	60.0	104.8
RESULTS OF OPERATIONS
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended June 30, 2019 and 2018. For the comparison of the years ended June 30, 2018 and 2017, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2018 Annual Report on Form 10-K.
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2019	2018	% Change
Net Sales	100.0%	100.0%	13.0%
Gross Profit Margin	29.0%	28.8%	14.0%
Selling, Distribution & Administrative	21.4%	21.4%	12.8%
Operating Income	6.7%	7.3%	3.5%
Net Income	4.1%	4.6%	1.7%
Sales in fiscal 2019 were $3.5 billion, which was $399.5 million or 13.0% above the prior year, with sales from acquisitions accounting for $360.0 million or 11.7% of the increase, and unfavorable foreign currency translation accounting for a decrease of $19.2 million or 0.6%. There were 251.5 selling days in both fiscal 2019 and fiscal 2018. Excluding the impact of businesses acquired and the impact of foreign currency translation, sales were up $58.7 million or 1.9% during the year, which is driven by growth of 3.5% from the Service Center Based Distribution segment, offset by a 1.6% decline from the Fluid Power & Flow Control segment.
The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2019	2018
Service Center Based Distribution	$2,452.9	$2,346.4	$106.5	$17.6	$(19.2)	$108.1
Fluid Power & Flow Control	1,019.8	726.8	293.0	342.4	—	(49.4)
Total	$3,472.7	$3,073.2	$399.5	$360.0	$(19.2)	$58.7
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $106.5 million, or 4.5%. Acquisitions within this segment increased sales by $17.6 million or 0.7%, and unfavorable foreign currency translation decreased sales by $19.2 million or 0.8%. Excluding the impact of businesses acquired and the impact of foreign currency translation, sales increased $108.1 million or 4.6% due to overall growth in the industrial economy.

Sales of our Fluid Power & Flow Control segment increased $293.0 million or 40.3%. Acquisitions within this segment, primarily FCX, increased sales $342.4 million or 47.1%. Excluding the impact of businesses acquired, sales decreased $49.4 million or 6.8%. The decrease from operations is primarily due to softness and project delays in our fluid power businesses tied to technology markets, specifically electronic equipment and component manufacturers, as well as slower demand in our flow control operations.
The following table shows changes in sales by geographical area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2019	2018
United States	$3,016.7	$2,615.0	$401.7	$360.0	$—	$41.7
Canada	271.3	273.6	(2.3)	—	(11.5)	9.2
Other countries	184.7	184.6	0.1	—	(7.7)	7.8
Total	$3,472.7	$3,073.2	$399.5	$360.0	$(19.2)	$58.7
Sales in our U.S. operations increased $401.7 million or 15.4%, with acquisitions adding $360.0 million or 13.8%. Excluding the impact of businesses acquired, U.S. sales were up $41.7 million or 1.6%. Sales from our Canadian operations decreased $2.3 million or 0.8%, and unfavorable foreign currency translation decreased Canadian sales by $11.5 million or 4.2%. Excluding the impact of foreign currency translation, Canadian sales were up $9.2 million or 3.4%, of which 4.2% is growth from operations, offset by a 0.8% decrease due to two less sales days. Consolidated sales from our other country operations increased $0.1 million compared to the prior year. Unfavorable foreign currency translation decreased other country sales by $7.7 million or 4.2%. Excluding the impact of foreign currency translation, other country sales were up $7.8 million or 4.2% compared to the prior year.
Our gross profit margin increased to 29.0% in fiscal 2019 compared to 28.8% in fiscal 2018 primarily due to the impact of acquisitions, which favorably impacted the gross profit margin by 48 basis points in fiscal 2019, offset by an unfavorable impact of 26 basis points from the change in LIFO expense in fiscal 2019 compared to fiscal 2018.
The following table shows the changes in selling, distribution, and administrative expense (SD&A).

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Increase	Acquisitions	Foreign Currency	Organic Change
	2019	2018
SD&A	$742.2	$658.2	$84.1	$86.9	$(5.6)	$2.8
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility related expenses and expenses incurred in acquiring businesses. SD&A increased $84.1 million or 12.8% during fiscal 2019 compared to the prior year, and as a percentage of sales remained stable at 21.4% in fiscal 2019 and 2018. Changes in foreign currency exchange rates had the effect of decreasing SD&A by $5.6 million or 0.9% compared to the prior year. SD&A from businesses acquired added $86.9 million or 13.2%, including $13.7 million of intangibles amortization related to acquisitions, and net of $6.1 million of one-time acquisition costs related to the acquisition of FCX in the prior year that did not reoccur in the current year. Excluding the impact of businesses acquired and the favorable impact from foreign currency translation, SD&A increased $2.8 million or 0.5% during fiscal 2019 compared to fiscal 2018. The Company incurred $1.6 million of restructuring expenses related to severance and facility consolidation during fiscal 2019. All other expenses within SD&A were up $1.2 million.
As a result of the continued decline in the oil and gas industry in western Canada, the Company performed an impairment analysis for certain long-lived intangible assets related to the Company's upstream oil and gas operations in Canada during the third quarter of fiscal 2019. As a result of this test, the Company determined that the net book values of these long-lived intangible assets were impaired and recognized a non-cash impairment charge of $31.6 million for intangible assets in fiscal 2019, which decreased net income by $23.1 million and earnings per share by $0.59 per share.

Operating income increased $8.0 million, or 3.5%, to $233.8 million during fiscal 2019 from $225.8 million during fiscal 2018, and as a percentage of sales, decreased to 6.7% from 7.3%, primarily as a result of the impairment expense recorded during the current year.
Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 10.4% in fiscal 2019 from 10.2% in fiscal 2018. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 11.0% in fiscal 2019 from 11.4% in fiscal 2018.
Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other income, net, represents certain non-operating items of income and expense. This was $0.9 million of income in fiscal 2019 compared to $2.4 million of income in fiscal 2018. Current year income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.7 million and life insurance income of $0.5 million, offset by foreign currency transaction losses of $0.3 million. Fiscal 2018 income consisted primarily of life insurance income of $1.6 million and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million.
The effective income tax rate was 26.0% for fiscal 2019 compared to 30.8% for fiscal 2018. The decrease in the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act (the "Act") in December 2017, which reduced the U.S. federal corporate income tax rate from 35.0% to 21.0% effective January 1, 2018. The Act resulted in a statutory rate of 21.0% for fiscal 2019 and a blended statutory rate of 28.1% for fiscal 2018. In the third quarter of fiscal 2019, the Company recorded a valuation allowance of $3.8 million related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets, which was increased by $1.8 million in the fourth quarter of fiscal 2019, and in total increased the effective tax rate by 2.9% for fiscal 2019. Also in the fourth quarter of fiscal 2019, final regulations were released by the Internal Revenue Service that impacted the transition tax. As a result of these regulations, the net transition tax paid by the Company was $1.4 million.
We expect our income tax rate for fiscal 2020 to be in the range of 25.0% to 27.0%.
As a result of the factors discussed above, net income for fiscal 2019 increased $2.4 million from the prior year. Net income per share was $3.68 per share for fiscal 2019 compared to $3.61 per share for fiscal 2018. Current year results were favorably impacted by $0.48 per share for acquisitions, $0.37 per share for tax reform, and improved Company performance, offset by a $0.69 per share unfavorable impact from the intangible impairment, which includes the impact of recording the $3.8 million valuation allowance in the third quarter of fiscal 2019, and a $0.04 per share unfavorable impact from restructuring charges during fiscal 2019. The prior year results include positive impacts on earnings per share of $0.15 per share related to tax reform and $0.05 per share related to the results of FCX, offset by a negative impact of $0.13 per share for one-time costs related to the acquisition of FCX.
At June 30, 2019, we had a total of 600 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore, versus 610 at June 30, 2018.
The approximate number of Company employees was 6,650 at June 30, 2019 and 6,634 at June 30, 2018.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2019 we had total debt obligations outstanding of $959.8 million compared to $966.1 million at June 30, 2018. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company’s working capital at June 30, 2019 was $724.3 million compared to $625.5 million at June 30, 2018. The current ratio was 2.7 to 1 at June 30, 2019 and 2.4 to 1 at June 30, 2018. The increase is primarily driven by a higher cash balance at June 30, 2019.

Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows; all amounts are in thousands.

	Year Ended June 30,
	2019	2018
Net Cash Provided by (Used in):
Operating Activities	$180,601	$147,304
Investing Activities	(55,102)	(797,906)
Financing Activities	(71,539)	600,284
Exchange Rate Effect	109	(589)
Increase (Decrease) in Cash and Cash Equivalents	$54,069	$(50,907)
The increase in cash provided by operating activities during fiscal 2019 is primarily due to the impact of acquisitions along with improved operating results, offset by changes in working capital.
Net cash used in investing activities in fiscal 2019 included $37.5 million used for the acquisitions of FPS, MilRoc and Woodward, and $19.0 million used for capital expenditures. Net cash used in investing activities in fiscal 2018 included $775.7 million used for acquisitions, primarily FCX, and $23.2 million for capital expenditures.
Net cash used in financing activities in fiscal 2019 included $175.0 million of cash from borrowings under the new trade receivable securitization facility, offset by $19.5 million of net payments under the revolving credit facility, and $161.7 million of long-term debt repayments. Further uses of cash were $47.3 million for dividend payments, $11.2 million used to repurchase 192,082 shares of treasury stock, $3.5 million used to pay taxes for shares withheld, and $2.6 million used for acquisition holdback payments.
Net cash provided by financing activities in fiscal 2018 included $780.0 million of cash borrowings under the new credit facility and $19.5 million of net borrowings under the revolving credit facility, offset by $125.4 million of long-term debt repayments. Further uses of cash were $45.9 million for dividend payments, $22.8 million used to repurchase 393,300 shares of treasury stock, and $3.3 million used for the payment of debt issuance costs.
The increase in dividends over the year is the result of regular increases in our dividend payout rates. We paid dividends of $1.22 and $1.18 per share in fiscal 2019 and 2018, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2020 to be in the $20.0 million to $25.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments. Depreciation for fiscal 2020 is expected to be in the range of $21.0 million to $22.0 million.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2019, we had authorization to purchase an additional 864,618 shares.
In fiscal 2019, 2018 and 2017, we repurchased 192,082, 393,300, and 162,500 shares of the Company’s common stock, respectively, at an average price per share of $58.10, $57.92, and $50.72, respectively.
Borrowing Arrangements
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At June 30, 2019 and June 30, 2018, the Company had $613.6 million and $775.1 million outstanding under the term loan, respectively. The Company had no amount outstanding under the revolver as of June 30, 2019 and $19.5 million was outstanding under the revolver as of June 30, 2018. Unused lines under this facility, net of outstanding letters of credit of $3.2 million and $3.6 million, respectively, to secure certain insurance obligations, totaled $246.8 million and $226.9 million at June 30, 2019 and June 30, 2018, respectively, and were available to fund future acquisitions or other capital and operating requirements. In January 2019, the Company entered into an interest rate swap on $463.0 million of unsecured variable debt to mitigate variability in forecasted interest payments.

The interest rate on the term loan was 4.19% and 4.13% as of June 30, 2019 and June 30, 2018, respectively. The weighted average interest rate on the amount outstanding under the revolving credit facility as of June 30, 2018 was 3.93%.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2.7 million as of June 30, 2019 and June 30, 2018, in order to secure certain insurance obligations.
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there are no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of June 30, 2019, the Company borrowed $175.0 million under the AR Securitization Facility, and the interest rate was 3.33%.
At June 30, 2019 and June 30, 2018, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million, carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023.
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At June 30, 2019 and 2018, $1.2 million and $1.4 million was outstanding, respectively.
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2019, the most restrictive of these covenants required that the Company have net indebtedness less than 4.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2019, the Company's net indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2019.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2019	2018
Accounts receivable, gross	$551,400	$559,775
Allowance for doubtful accounts	10,498	10,964
Accounts receivable, net	$540,902	$548,811
Allowance for doubtful accounts, % of gross receivables	1.9%	2.0%

Year Ended June 30,	2019	2018
Provision for losses on accounts receivable	$4,058	$2,803
Provision as a % of net sales	0.12%	0.09%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 55.2 at June 30, 2019 versus 55.0 at June 30, 2018.
Approximately 3.0% of our accounts receivable balances are more than 90 days past due at June 30, 2019 compared to 4.0% at June 30, 2018. This decrease primarily relates to our U.S. Service Center Based Distribution businesses. On an overall basis, our provision for losses from uncollected receivables represents 0.12% of our sales in the year ended June 30, 2019. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the period ended June 30, 2019 was 4.2 versus 4.0 at June 30, 2018. We believe our inventory turnover ratio in fiscal 2020 will be slightly better than our fiscal 2019 levels.
CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2019 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$104,160	$33,707	$39,827	$18,491	$12,135	—
Planned funding of post-retirement obligations	12,900	3,500	1,800	1,200	6,400	—
Unrecognized income tax benefit liabilities, including interest and penalties	5,800	—	—	—	—	5,800
Long-term debt obligations	959,829	49,613	338,361	571,855	—	—
Interest on long-term debt obligations (1)	105,400	35,800	58,400	11,200	—	—
Acquisition holdback payments	6,371	2,640	3,656	75	—	—
Total Contractual Cash Obligations	$1,194,460	$125,260	$442,044	$602,821	$18,535	$5,800
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations. Rates in effect as of June 30, 2019 are used for variable rate debt.
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
SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2019 through the date the financial statements were issued.
During the first quarter of fiscal 2020, the Company reached a definitive agreement to acquire 100% of the outstanding stock of Olympus Controls Corp., located in Tualatin, Oregon. The Company intends to fund this acquisition using funds available through the Company's revolving credit facility. As a full-service provider of innovative technologies and complete engineered solutions for OEMs, machine builders, integrators, and end users, this business will be included in the Fluid Power & Flow Control segment.
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

LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 15.9% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $151.7 million as reflected in our consolidated balance sheet at June 30, 2019. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
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
As of June 30, 2019 and 2018, the Company's reserve for slow-moving or obsolete inventories was $41.1 million and $38.1 million, respectively, recorded in inventories in the consolidated balance sheets.
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
As of June 30, 2019 and 2018, our allowance for doubtful accounts was 1.9% and 2.0% of gross receivables, respectively. Our provision for losses on accounts receivable was $4.1 million, $2.8 million and $2.1 million in fiscal 2019, 2018 and 2017, respectively.
Goodwill and Intangibles
The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. Goodwill for acquired businesses is accounted for using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. The judgments made in determining the estimated fair value assigned to each class of assets acquired, as well as the estimated life of each asset, can materially impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As part of acquisition accounting, we recognize acquired identifiable intangible assets such as customer relationships, vendor relationships, trade names, and non-competition agreements apart from goodwill. Finite-lived identifiable intangibles are evaluated for impairment when changes in conditions indicate carrying value may not be recoverable.
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
Goodwill on our consolidated financial statements relates to both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment. The Company has seven reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2019.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 20% as of January 1, 2019. As of June 30, 2019, the Company's goodwill balance was $662.0 million, of which $28.3 million relates to the Canada reporting unit. As of January 1, 2019, the fair value of the Canada reporting unit exceeded the carrying value by 25.0%. If the Company does not achieve the forecasted sales growth and margin improvements goodwill could be impaired.
The fair values of the reporting units in accordance with the goodwill impairment test were determined using the income and market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted revenues and EBITDA estimates.
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
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2019, the Company had recognized $54.5 million of net deferred tax liabilities. Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets on a jurisdiction by jurisdiction basis. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, or changes in supplier distribution programs; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, and international trade, such as recent tariffs and proposed tariffs on imports; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations.
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
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 13.1% of our fiscal year 2019 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income (loss) as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other (income) expense, net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian and Mexican currency exchange rates increased in relation to the U.S. dollar by 1.4% and 3.6%, respectively, while the Australian and New Zealand currency exchange rates decreased in relation to the U.S. dollar by 4.8% and 1.1%, respectively. In the twelve months ended June 30, 2019, we experienced net foreign currency translation gains totaling $2.0 million, which were included in other comprehensive (loss) income. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. Excluding the non-cash intangible asset impairment charge recorded in fiscal 2019, a 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2019 would have resulted in a $1.4 million decrease in net income for the year ended June 30, 2019. Excluding the non-cash intangible asset impairment charge recorded in fiscal 2019, a 10% weakening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2019 would have resulted in a $1.4 million increase in net income for the year ended June 30, 2019.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates. The Company uses interest rate swap instruments to mitigate variability in forcasted interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $250.0 million in borrowings with no balance outstanding at June 30, 2019, a $780.0 million term loan, of which $613.6 million was outstanding at June 30, 2019, and a $175.0 million trade receivable securitization facility, all of which was outstanding at June 30, 2019. In January 2019, the Company entered into an interest rate swap on $463.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. Fixed interest rate debt facilities include $170.0 million outstanding under our unsecured shelf facility agreement, as well as $1.2 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $810.9 million during fiscal 2019. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings (not considering the impact of our interest rate swap) would have resulted in a $8.1 million increase in interest expense. Due to the interest rate swap, the impact of a hypothetical 1.0% increase in the variable interest rate would have reduced net cash interest paid by $1.9 million. Changes in market interest rates would also impact interest rates on these facilities.
For more information relating to borrowing and interest rates, see the “Liquidity and Capital Resources” section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and notes 6 and 7 to the consolidated financial statements in Item 8. That information is also incorporated here by reference. In addition, see Item 1A, “Risk Factors,” for additional risk factors relating to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill - Canada Reporting Unit - Refer to Note 5 to the financial statements

Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted revenues and EBITDA estimates. The goodwill balance was $662.0 million as of June 30, 2019, of which $28.3 million related to the Canada reporting unit. The fair value of the Canada reporting unit exceeded its carrying value by 25% as of the measurement date and, therefore, no impairment was recognized.

Given the nature of the Canada reporting unit's operations, the sensitivity of the business to changes in the Canadian economy, the reporting unit’s historical performance as compared to projections, and the difference between its fair value and the carrying value, auditing management’s judgments regarding forecasts of future revenues, operating margins, and EBITDA, as well as selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates for the Canada reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues, operating margins, and EBITDA (“forecasts”), and the selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates (“market multiples”) for the Canada reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Canada reporting unit, such as controls related to management’s forecasts and the selection of the discount rate and market multiples used.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports for the various industries the Canada reporting unit operates within.

•
With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•
With the assistance of our fair value specialists, we evaluated the market multiples by evaluating the selected comparable publicly traded companies and the adjustments made for differences in growth prospects and risk profiles between the reporting unit and the comparable publicly traded companies. We tested the underlying source information and mathematical accuracy of the calculations.

/s/ Deloitte & Touche LLP
Cleveland, Ohio

August 16, 2019

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2019	2018	2017
Net Sales	$3,472,739	$3,073,274	$2,593,746
Cost of Sales	2,465,116	2,189,279	1,856,051
Gross Profit	1,007,623	883,995	737,695
Selling, Distribution and Administrative, including depreciation	742,241	658,168	562,309
Intangible Impairment	31,594	—	—
Operating Income	233,788	225,827	175,386
Interest Expense	40,788	24,142	8,831
Interest Income	(600)	(657)	(290)
Other Income, net	(881)	(2,376)	(121)
Income Before Income Taxes	194,481	204,718	166,966
Income Tax Expense	50,488	63,093	33,056
Net Income	$143,993	$141,625	$133,910
Net Income Per Share — Basic	$3.72	$3.65	$3.43
Net Income Per Share — Diluted	$3.68	$3.61	$3.40

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2019	2018	2017
Net income per the statements of consolidated income	$143,993	$141,625	$133,910

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	2,021	(8,875)	2,238
Post-employment benefits:
Actuarial (loss) gain on re-measurement	(372)	709	2,038
Reclassification of actuarial (gains) losses and prior service cost into other income, net and included in net periodic pension costs	(306)	(73)	506
Unrealized gain on investment securities available for sale	—	37	91
Cumulative effect of adopting accounting standard	(50)	—	—
Unrealized loss on cash flow hedge	(14,446)	—	—
Reclassification of interest from cash flow hedge into interest expense	244	—	—
Total other comprehensive (loss) income, before tax	(12,909)	(8,202)	4,873
Income tax (benefit) expense related to items of other comprehensive income (loss)	(3,246)	319	1,029
Other comprehensive (loss) income, net of tax	(9,663)	(8,521)	3,844
Comprehensive income	$134,330	$133,104	$137,754

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2019	2018
Assets
Current assets
Cash and cash equivalents	$108,219	$54,150
Accounts receivable, net	540,902	548,811
Inventories	447,555	422,069
Other current assets	51,462	32,990
Total current assets	1,148,138	1,058,020
Property — at cost
Land	14,452	14,411
Buildings	101,338	104,419
Equipment, including computers and software	189,579	177,813
Total property — at cost	305,369	296,643
Less accumulated depreciation	181,066	175,300
Property — net	124,303	121,343
Identifiable intangibles, net	368,866	435,947
Goodwill	661,991	646,643
Other assets	28,399	23,788
Total Assets	$2,331,697	$2,285,741
Liabilities
Current liabilities
Accounts payable	$237,289	$256,886
Current portion of long-term debt	49,036	19,183
Compensation and related benefits	67,978	73,370
Other current liabilities	69,491	83,112
Total current liabilities	423,794	432,551
Long-term debt	908,850	944,522
Other liabilities	102,019	93,705
Total Liabilities	1,434,663	1,470,778
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 38,597 and 38,703 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	172,931	169,383
Retained earnings	1,229,148	1,129,678
Treasury shares — at cost (15,616 and 15,510 shares), respectively	(415,159)	(403,875)
Accumulated other comprehensive loss	(99,886)	(90,223)
Total Shareholders’ Equity	897,034	814,963
Total Liabilities and Shareholders’ Equity	$2,331,697	$2,285,741

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2019	2018	2017
Cash Flows from Operating Activities
Net income	$143,993	$141,625	$133,910
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible impairment	31,594	—	—
Depreciation and amortization of property	20,236	17,798	15,306
Amortization of intangibles	41,883	32,065	24,371
Amortization of stock appreciation rights and options	2,437	1,961	1,891
Deferred income taxes	2,368	1,615	(2,852)
Provision for losses on accounts receivable	4,058	2,803	2,071
Unrealized foreign exchange transaction losses (gains)	238	(667)	(333)
Other share-based compensation expense	4,474	4,666	3,629
Gain on sale of property	(459)	(335)	(1,541)
Other	—	—	103
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,465	(83,103)	(42,267)
Inventories	(16,590)	(33,436)	(3,624)
Other operating assets	(7,738)	6,947	(6,162)
Accounts payable	(29,788)	50,345	32,076
Other operating liabilities	(24,570)	5,020	8,041
Cash provided by Operating Activities	180,601	147,304	164,619
Cash Flows from Investing Activities
Capital expenditures	(18,970)	(23,230)	(17,045)
Proceeds from property sales	1,003	978	2,924
Cash paid for acquisition of businesses, net of cash acquired	(37,526)	(775,654)	(2,773)
Other	391	—	—
Cash used in Investing Activities	(55,102)	(797,906)	(16,894)
Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility	(19,500)	19,500	(33,000)
Borrowings under long-term debt facilities	175,000	780,000	—
Long-term debt repayments	(161,738)	(125,420)	(3,353)
Payment of debt issuance costs	(775)	(3,298)	—
Purchases of treasury shares	(11,158)	(22,778)	(8,242)
Dividends paid	(47,266)	(45,858)	(44,619)
Acquisition holdback payments	(2,610)	(319)	(11,307)
Exercise of stock appreciation rights and options	—	102	656
Taxes paid for shares withheld	(3,492)	(1,645)	(3,484)
Cash (used in) provided by Financing Activities	(71,539)	600,284	(103,349)
Effect of exchange rate changes on cash	109	(589)	820
Increase (decrease) in cash and cash equivalents	54,069	(50,907)	45,196
Cash and cash equivalents at beginning of year	54,150	105,057	59,861
Cash and Cash Equivalents at End of Year	$108,219	$54,150	$105,057

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	54,294	41,724	38,772
Interest	40,142	25,560	8,561
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2019, 2018 and 2017	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2016	39,057	$10,000	$162,529	$944,821	$(373,888)	$(85,546)	$657,916
Net income				133,910			133,910
Other comprehensive income (loss)						3,844	3,844
Cash dividends — $1.14 per share				(45,005)			(45,005)
Purchases of common stock for treasury	(163)				(8,242)		(8,242)
Treasury shares issued for:
Exercise of stock appreciation rights and options	111		(2,218)		105		(2,113)
Performance share awards	10		(360)		126		(234)
Restricted stock units	15		(624)		227		(397)
Compensation expense — stock appreciation rights and options			1,891				1,891
Other share-based compensation expense			3,629				3,629
Other	11		(192)	25	224		57
Balance at June 30, 2017	39,041	10,000	164,655	1,033,751	(381,448)	(81,702)	745,256
Net income				141,625			141,625
Other comprehensive income (loss)						(8,050)	(8,050)
Reclassifications of certain income tax effects from accumulated other comprehensive loss				471		(471)	—
Cash dividends — $1.18 per share				(46,162)			(46,162)
Purchases of common stock for treasury	(393)				(22,778)		(22,778)
Treasury shares issued for:
Exercise of stock appreciation rights and options	19		(482)		84		(398)
Performance share awards	5		(273)		(24)		(297)
Restricted stock units	15		(740)		(56)		(796)
Compensation expense — stock appreciation rights and options			1,961				1,961
Other share-based compensation expense			4,666				4,666
Other	16		(404)	(7)	347		(64)
Balance at June 30, 2018	38,703	10,000	169,383	1,129,678	(403,875)	(90,223)	814,963
Net income				143,993			143,993
Other comprehensive income (loss)						(9,663)	(9,663)
Cumulative effect of adopting accounting standards				3,056			3,056
Cash dividends — $1.22 per share				(47,621)			(47,621)
Purchases of common stock for treasury	(192)				(11,158)		(11,158)
Treasury shares issued for:
Exercise of stock appreciation rights and options	30		(1,069)		(59)		(1,128)
Performance share awards	18		(844)		(301)		(1,145)
Restricted stock units	23		(1,057)		(120)		(1,177)
Compensation expense — stock appreciation rights and options			2,437				2,437
Other share-based compensation expense			4,474				4,474
Other	15		(393)	42	354		3
Balance at June 30, 2019	38,597	$10,000	$172,931	$1,229,148	$(415,159)	$(99,886)	$897,034

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1: BUSINESS AND ACCOUNTING POLICIES
Business
Applied Industrial Technologies, Inc. and subsidiaries (the “Company” or “Applied”) is a leading value-added distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, and other industrial supplies, serving Maintenance Repair & Operations (MRO) and Original Equipment Manufacturer (OEM) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. Although the Company does not generally manufacture the products it sells, it does assemble and repair certain products and systems.
Consolidation
The consolidated financial statements include the accounts of Applied Industrial Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Foreign Currency
The financial statements of the Company’s Canadian, Mexican, Australian and New Zealand subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive (loss) income in the statements of consolidated comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in the statements of consolidated income as a component of other income, net.
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
Marketable Securities
The primary marketable security investments of the Company include money market and mutual funds held in a rabbi trust for a non-qualified deferred compensation plan. These are included in other assets in the consolidated balance sheets, are classified as trading securities, and are reported at fair value based on quoted market prices. Changes in the fair value of the investments during the period are recorded in other income, net in the statements of consolidated income.
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

Allowances for Doubtful Accounts
The Company evaluates the collectibility of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. The allowance for doubtful accounts was $10,498 and $10,964 at June 30, 2019 and June 30, 2018, respectively.
Inventories
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2019, approximately 15.9% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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

Goodwill and Intangible Assets
Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment annually as of January 1 or whenever changes in conditions indicate an evaluation should be completed. These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company utilizes the income and market approaches to determine the fair value of reporting units. Evaluating impairment requires significant judgment by management, including estimated future operating results, estimated future cash flows, the long-term rate of growth of the business, and determination of an appropriate discount rate. While the Company uses available information to prepare the estimates and evaluations, actual results could differ significantly.
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
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. Product returns are estimated based on historical return rates. The returns reserve was $7,265 and $2,602 at June 30, 2019 and June 30, 2018, respectively. The increase in the reserve is due to the Company's adoption of Accounting Standards Codification (ASC) Topic 606 - Revenue from Contracts with Customers (ASC 606), which required the returns reserve to be established at the gross sales value with an asset established for the value of expected product to be returned.
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

Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expenses were approximately $24,090, $19,320 and $20,060 for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Income Taxes
Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. Uncertain tax positions meeting a more-likely-than-not recognition threshold are recognized in accordance with ASC Topic 740 - Income Taxes. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in the provision for income taxes.
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
Recently Adopted Accounting Guidance
Revenue from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)". The standard outlines a single comprehensive model for entities to use in the accounting for revenue arising from contracts with customers. The core principle of this model is that "an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services." Subsequent to the issuance of ASU 2014-09, the FASB issued ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12, which clarify the guidance in ASU 2014-09 but do not change the core principle of the revenue recognition model, and have been collectively codified into ASC 606. The provisions of ASC 606 are effective for interim and annual periods beginning after December 15, 2017. On July 1, 2018, the Company adopted ASC 606 using the modified retrospective method. As a result, the Company applied ASC 606 only to contracts that were not completed as of July 1, 2018. The adoption of ASC 606 resulted in a net increase to opening retained earnings of approximately $3,429, net of tax, on July 1, 2018. See note 2, Revenue Recognition, for further information on the impacts of these standard updates.
Income Tax Consequences of Intra-entity Transfer of Assets other than Inventory
In October 2016, the FASB issued its final standard on the income tax consequences of intra-entity transfers of assets other than inventory. This standard, issued as ASU 2016-16, requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This update is effective for annual and interim financial statement periods beginning after December 15, 2017. The Company adopted ASU 2016-16 during the first quarter of fiscal 2019 using the modified retrospective method, and recorded a cumulative-effect adjustment decreasing retained earnings by $424, recording a deferred tax asset of $587 and reversing a prepaid asset of $1,011 as of the beginning of the period. The deferred tax asset is included in other assets on the consolidated balance sheet as of June 30, 2019.
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
Recently Issued Accounting Guidance
In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. The core principle of this update is that a "lessee should recognize the assets and liabilities that arise from leases." This update is effective for annual financial statement periods beginning after December 15, 2018, with earlier application permitted. In July 2018, the FASB issued ASU 2018-10 which clarifies the guidance in ASU 2016-02, and ASU 2018-11 which provides entities with an additional transition method option for adopting the new standard. The Company plans to use this new transition method option upon adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings. In December 2018 and January 2019, the FASB issued ASU 2018-20 and ASU 2019-01, respectively, which further clarify the guidance. The Company established a cross-functional team to evaluate the new standard and is in the process of implementing new lease administration software. Upon adoption, the Company's right of use assets and corresponding lease liabilities are estimated at approximately $80,000 to $105,000 before considering deferred taxes. Applied does not expect a material impact to the Company’s statements of consolidated income, comprehensive income, or cash flows.
In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, April 2019, and May 2019 the FASB issued ASU 2018-19, ASU 2019-04, and ASU 2019-05, respectively, which clarify the guidance in ASU 2016-13. The Company has not yet determined the impact of these pronouncements on its financial statements and related disclosures.
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
NOTE 2: REVENUE RECOGNITION
The Company adopted ASC 606 using the modified retrospective method effective July 1, 2018. The Company completed an analysis of revenue streams at each of its business units and evaluated the impact of adopting ASC 606 on revenue recognition. The Company primarily sells purchased products and the majority of its revenue is recognized at a point in time. The cumulative effect of initially applying ASC 606 resulted in a net increase to the opening retained earnings balance of $3,429, net of tax, at July 1, 2018. The transition adjustment is comprised of two components. The first component is recognition of revenue from bill and hold arrangements. The second component is recognition of revenue from contracts that meet the criteria to recognize revenue over time as the underlying products have no alternative use and the Company has a right to payment for performance completed to date. Revenue for periods prior to July 1, 2018 has not been adjusted and continues to be reported under ASC Topic 605 - Revenue Recognition.
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer. On July 1, 2018, $13,823 of contract assets were recognized as part of the cumulative effect adjustment resulting from the adoption of ASC 606.
Activity related to contract assets, which are included in other current assets on the consolidated balance sheet, is as follows:

	June 30, 2019	July 1, 2018	$ Change	% Change
Contract assets	$8,920	$13,823	$(4,903)	(35.5)%
The following tables summarize the impacts of ASC 606 on the Company's consolidated financial statements:

	Year Ended June 30, 2019
	As Reported	Adjustments	Balances without adoption of ASC 606
Net sales	$3,472,739	$4,675	$3,477,414
Cost of sales	2,465,116	3,691	2,468,807
Gross profit	1,007,623	984	1,008,607
Selling, distribution and administrative expense, including depreciation	742,241	321	742,562
Intangible Impairment	31,594	—	31,594
Operating income	233,788	663	234,451
Interest expense, net	40,188	—	40,188
Other income, net	(881)	—	(881)
Income before income taxes	194,481	663	195,144
Income tax expense	50,488	166	50,654
Net income	$143,993	$497	$144,490

	As of June 30, 2019
	As Reported	Adjustments	Balances without adoption of ASC 606
Assets
Accounts receivable, net	$540,902	$4,690	$545,592
Other current assets	51,462	(8,920)	42,542
Inventories	447,555	6,552	454,107
Other assets	28,399	297	28,696

Liabilities
Other current liabilities	69,491	6,688	76,179
Other liabilities	102,019	(1,116)	100,903

Equity
Retained Earnings	$897,034	$(2,932)	$894,102
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the years ended June 30, 2019 and 2018. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Year Ended June 30,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$2,009,479	$1,007,280	$3,016,759	$1,903,388	$711,653	$2,615,041
Canada	271,305	—	271,305	273,622	—	273,622
Other countries	172,121	12,554	184,675	169,408	15,203	184,611
Total	$2,452,905	$1,019,834	$3,472,739	$2,346,418	$726,856	$3,073,274
The following table presents the Company’s percentage of revenue by reportable segment and major customer industry for the year ended June 30, 2019:

	Year Ended June 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	33.7%	43.0%	36.3%
Industrial Machinery	10.4	21.8	13.8
Metals	12.6	9.4	11.6
Food	10.6	2.7	8.3
Oil & Gas	10.1	2.1	7.8
Forest Products	8.0	3.1	6.6
Chem/Petrochem	3.1	13.8	6.3
Cement & Aggregate	6.7	1.0	5.0
Transportation	4.8	3.1	4.3
Total	100.0%	100.0%	100.0%

The following table presents the Company’s percentage of revenue by reportable segment and product line for the year ended June 30, 2019:

	Year Ended June 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	33.9%	1.6%	24.4%
Fluid Power	13.5	39.4	21.1
Bearings, Linear & Seals	27.5	0.3	19.5
General Maintenance; Hose Products	25.1	5.3	19.3
Specialty Flow Control	—	53.4	15.7
Total	100.0%	100.0%	100.0%
NOTE 3: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2019 Acquisitions
On March 4, 2019, the Company acquired substantially all of the net assets of MilRoc Distribution and Woodward Steel. MilRoc Distribution is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial parts to the oil & gas industry. Woodward Steel is an Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc Distribution and Woodward Steel are both included in the Service Center Based Distribution segment. The purchase price for the acquisition was $35,000, net tangible assets acquired were $17,910, and intangible assets including goodwill was $17,090 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment pending the completion of the fair value analysis. The purchase price includes acquisition holdback payments of $4,375, which are included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2019, and which will be paid on the first, second, and third anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 2, 2018, the Company acquired substantially all of the net assets of Fluid Power Sales, Inc. (FPS), a Baldwinsville, New York based manufacturer and distributor of fluid power components, specializing in the engineering and fabrication of manifolds and power units. FPS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,100, net tangible assets acquired were $4,150, and goodwill was $3,950 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes acquisition holdback payments of $1,200, which is included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2019, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
FCX Acquisition
On January 31, 2018, the Company completed the acquisition of 100% of the outstanding shares of FCX Performance, Inc. (FCX), a Columbus, Ohio based distributor of specialty process flow control products and services. The total consideration transferred for the acquisition was $781,781, which was financed by cash-on-hand and a new credit facility comprised of a $780,000 Term Loan A and a $250,000 revolver, effective with the transaction closing. See note 6 Debt. As a distributor of engineered valves, instruments, pumps and lifecycle services to MRO and OEM customers across diverse industrial and process end markets, this business is included in the Fluid Power & Flow Control Segment.

The following table summarizes the consideration transferred, assets acquired, and liabilities assumed in connection with the acquisition of FCX based on their estimated fair values at the acquisition date.

FCX Acquisition
2018
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
Goodwill acquired of $161,452 is deductible for income tax purposes.
Net sales, operating income and net income from the FCX acquisition included in the Company’s results since January 31, 2018, the date of the acquisition, are as follows:

	2019	January 31, 2018 to June 30, 2018
Net sales	$549,833	$249,752
Operating income	38,186	16,845
Net income	28,075	8,758
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
Other Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of Diseños, Construcciones y Fabricaciones Hispanoamericanas, S.A. ("DICOFASA"), a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,395, and goodwill was $2,525 based upon estimated fair values at the acquisition date. The purchase price includes $906 of acquisition holdback payments, of which $219 was paid during fiscal year 2019. Due to changes in foreign currency exchange rates, the balance of $646 is included in other current liabilities and other liabilities on the consolidated balance sheets as of June 30, 2019, which will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2017 Acquisition
On March 3, 2017, the Company acquired substantially all of the net assets of Sentinel Fluid Controls ("Sentinel"), a distributor of hydraulic and lubrication components, systems and solutions operating from four locations. Sentinel is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $3,755, net tangible assets acquired were $3,130, and goodwill was $625 based upon estimated fair values at the acquisition date. The purchase price included $982 of acquisition holdback payments, of which $329, $328, and $175 were paid during fiscal years 2019, 2018, and 2017, respectively. The remaining balance of $150 is included in other current liabilities and other liabilities on the consolidated balance sheets, which will be paid plus interest at various times in the future. The Company funded the amount paid for the acquisition at closing using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Holdback Liabilities for Acquisitions
Acquisition holdback payments of approximately $2,640, $2,343, $1,313 and $75 will be made in fiscal 2020, 2021, 2022, and 2024, respectively. The related liabilities for these payments are recorded in the consolidated balance sheets in other current liabilities for the amounts due in fiscal year 2020 and other liabilities for the amounts due in fiscal years 2021 through 2024.
NOTE 4: INVENTORIES
Inventories consist of the following:

June 30,	2019	2018
U.S. inventories at average cost	$473,949	$443,521
Foreign inventories at average cost	125,260	117,711
	599,209	561,232
Less: Excess of average cost over LIFO cost for U.S. inventories	151,654	139,163
Inventories on consolidated balance sheets	$447,555	$422,069
The overall impact of LIFO layer liquidations increased gross profit by $112, $579, and $9,414 in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. In fiscal 2017, reductions in U.S. inventories, primarily in the bearings pool which included the scrapping of approximately $6,000 of product, resulted in liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years.

NOTE 5: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the years ended June 30, 2019 and 2018 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2017	$201,740	$4,395	$206,135
Goodwill added during the year	2,525	439,164	441,689
Other, primarily currency translation	(1,181)	—	(1,181)
Balance at June 30, 2018	203,084	443,559	646,643
Goodwill added during the year	9,943	4,798	14,741
Other, primarily currency translation	607	—	607
Balance at June 30, 2019	$213,634	$448,357	$661,991
The Company has seven (7) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2019.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 20% as of January 1, 2019. Specifically, the Canada reporting unit's fair value exceeded its carrying value by 25%. The Canada reporting unit has a goodwill balance of $28,327 as of June 30, 2019. The fair values of the reporting units in accordance with the goodwill impairment test were determined using the income and market approaches.  The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted revenues and EBITDA estimates.
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
At June 30, 2019 and 2018, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power & Flow Control segment.
The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2019	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$422,367	$135,879	$286,488
Trade names	105,946	27,232	78,714
Vendor relationships	11,367	8,156	3,211
Non-competition agreements	2,702	2,249	453
Total Intangibles	$542,382	$173,516	$368,866

June 30, 2018	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$465,691	$125,009	$340,682
Trade names	112,939	22,454	90,485
Vendor relationships	11,425	7,382	4,043
Non-competition agreements	2,761	2,024	737
Total Intangibles	$592,816	$156,869	$435,947
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

During fiscal 2019, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$5,956	20.0
Trade names	941	5.0
Non-competition agreements	250	5.0
Total Intangibles Acquired	$7,147	17.5
Due to a sustained decline in economic conditions in the upstream oil and gas industry in western Canada, management also assessed the long-lived intangible assets related to the Reliance asset group in Canada for impairment during the third quarter of fiscal 2019. The Reliance asset group is located in western Canada and primarily serves customers in the upstream oil and gas industry. The asset group carrying value exceeded the sum of the undiscounted cash flows, indicating impairment. The fair value of the asset group was then determined using the income approach, using Level 3 assumptions in the fair value hierarchy, and the analysis resulted in the measurement of a full impairment loss of $31,594, which was recorded in the third quarter of fiscal 2019.
Amortization of identifiable intangibles totaled $41,883, $32,065 and $24,371 in fiscal 2019, 2018 and 2017, respectively, and is included in selling, distribution and administrative expenses in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2019 is estimated to be $39,000 for 2020, $36,900 for 2021, $34,800 for 2022, $32,600 for 2023 and $28,600 for 2024.
NOTE 6: DEBT
Revolving Credit Facility & Term Loan
In January 2018, in conjunction with the acquisition of FCX, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At June 30, 2019 and June 30, 2018, the Company had $613,625 and $775,125 outstanding under the term loan, respectively. The Company had no amount outstanding under the revolver as of June 30, 2019 and $19,500 was outstanding under the revolver as of June 30, 2018. Unused lines under this facility, net of outstanding letters of credit of $3,215 and $3,625, respectively, to secure certain insurance obligations, totaled $246,785 and $226,875 at June 30, 2019 and June 30, 2018, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 4.19% and 4.13% as of June 30, 2019 and June 30, 2018, respectively. The weighted average interest rate on the amount outstanding under the revolving credit facility as of June 30, 2018 was 3.93%.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $2,698 as of June 30, 2019 and June 30, 2018, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there are no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of June 30, 2019, the Company borrowed $175,000 under the AR Securitization Facility, and the interest rate was 3.33%.

Other Long-Term Borrowings
At June 30, 2019 and June 30, 2018, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000, carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023.
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At June 30, 2019 and 2018, $1,204 and $1,438 was outstanding, respectively.
Unamortized debt issue costs of $577 and $551 are included as a reduction of current portion of long-term debt on the consolidated balance sheets as of June 30, 2019 and June 30, 2018, respectively. Unamortized debt issue costs of $1,366 and $1,807 are included as a reduction of long-term debt on the consolidated balance sheets as of June 30, 2019 and June 30, 2018, respectively.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2020	$49,613
2021	79,241
2022	259,120
2023	546,624
2024	25,231
Covenants
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2019, the most restrictive of these covenants required that the Company have net indebtedness less than 4.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2019, the Company's net indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2019.
NOTE 7: DERIVATIVES
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. The interest rate swap converts $463,000 of variable rate debt to a rate of 4.36%. The fair value of the interest rate cash flow hedge was $14,202 as of June 30, 2019 (Level 2 in the fair value hierarchy), which is included in other current liabilities and other liabilities in the consolidated balance sheet. Realized losses related to the interest rate cash flow hedge were not material in fiscal 2019.
NOTE 8: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2019 and June 30, 2018 totaled $11,246 and $10,318, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2019, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

NOTE 9: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2019	2018	2017
U.S.	$204,462	$186,874	$154,472
Foreign	(9,981)	17,844	12,494
Income before income taxes	$194,481	$204,718	$166,966
Provision
The provision (benefit) for income taxes consists of:

Year Ended June 30,	2019	2018	2017
Current:
Federal	$34,437	$48,131	$26,456
State and local	7,965	8,038	4,692
Foreign	5,718	5,309	4,760
Total current	48,120	61,478	35,908
Deferred:
Federal	6,265	5,955	852
State and local	1,947	(586)	535
Foreign	(5,844)	(3,754)	(4,239)
Total deferred	2,368	1,615	(2,852)
Total	$50,488	$63,093	$33,056
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminated U.S. federal income tax on dividends from foreign subsidiaries, and created new taxes on certain foreign-sourced earnings. During fiscal 2018, the Company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate from 35% to 21%. The rate change was administratively effective as of the beginning of the Company's fiscal year, resulting in a blended statutory rate for fiscal 2018 of 28.06%.
The SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Act for which the accounting under ASC 740 was incomplete. To the extent that a company's accounting for certain income tax effects of the Act was incomplete but it was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements. If a company could not determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act. According to SAB 118, the Company recorded a provisional tax expense of $3,877 related to the one-time transition tax on certain unremitted earnings of foreign subsidiaries and recorded a provisional tax expense of $2,414 related to the re-measurement of deferred tax balances in fiscal 2018. During fiscal 2019, the Company completed its accounting of the Act. Accordingly, the Company recorded adjustments in fiscal 2019 totaling $2,403 to reduce the tax liability related to the one-time transition tax.

Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2019	2018	2017
Statutory income tax rate	21.0%	28.1%	35.0%
Effects of:
State and local taxes	4.4	3.1	2.8
U.S. federal tax reform	(0.3)	3.1	—
Worthless stock deduction	—	—	(13.9)
Stock compensation	(0.5)	(0.4)	(1.4)
GILTI/FDII	0.7	—	—
U.S. tax on foreign income, net	0.5	—	—
Impact of foreign operations	(1.8)	(1.3)	(2.3)
Deductible dividend	(0.2)	(0.3)	(0.4)
Valuation allowance	2.9	(0.9)	0.3
Other, net	(0.7)	(0.6)	(0.3)
Effective income tax rate	26.0%	30.8%	19.8%
Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2019	2018
Deferred tax assets:
Compensation liabilities not currently deductible	$17,401	$19,334
Other expenses and reserves not currently deductible	13,050	13,169
Goodwill and intangibles	2,398	3,197
Foreign tax credit	—	413
Net operating loss carryforwards	8,466	11,315
Hedging instrument	3,498	—
Other	1,173	199
Total deferred tax assets	45,986	47,627
Less: Valuation allowance	(5,597)	(38)
Deferred tax assets, net of valuation allowance	40,389	47,589
Deferred tax liabilities:
Inventories	(8,600)	(8,196)
Goodwill and intangibles	(75,504)	(86,176)
Depreciation and differences in property bases	(10,777)	(9,294)
Total deferred tax liabilities	(94,881)	(103,666)
Net deferred tax liabilities	$(54,492)	$(56,077)
Net deferred tax liabilities are classified as follows:
Other assets	$3,859	$2,103
Other liabilities	(58,351)	(58,180)
Net deferred tax liabilities	$(54,492)	$(56,077)
As of June 30, 2019 and 2018, the Company had foreign net operating loss carryforwards of approximately $27,024 and $21,668, respectively, which will expire at various dates beginning in 2033. Also as of June 30, 2019 and 2018, the Company had state net operating loss carryforwards, the tax benefit of which is approximately $2,098 and $1,549 respectively, which will expire at various dates beginning in 2027.
Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future income levels. During the year ended June 30, 2019, the Company recorded a valuation allowance of $5,559 related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets.
As of June 30, 2019, the Company has accumulated undistributed earnings of non-U.S. subsidiaries of approximately $107,277. Because $95,400 of such earnings have previously been subject to the one-time transition tax required by the Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. The amount of the unrecognized tax liability with respect to the distribution of such earnings is estimated to be approximately $2,795. In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2019, 2018 and 2017:

Year Ended June 30,	2019	2018	2017
Unrecognized Income Tax Benefits at beginning of the year	$3,988	$3,533	$2,915
Current year tax positions	105	143	574
Prior year tax positions	1,151	636	259
Expirations of statutes of limitations	(265)	(324)	(189)
Settlements	—	—	(26)
Unrecognized Income Tax Benefits at end of year	$4,979	$3,988	$3,533
Included in the balance of unrecognized income tax benefits at June 30, 2019, 2018, and 2017 are $4,701, $3,725, and $3,323, respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
During 2019, 2018, and 2017, the Company recognized $161, $(110), and $163 of expense (benefit), respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $838 and $677 as of June 30, 2019 and 2018, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months.
The Company is subject to U.S. federal income tax examinations for the tax years 2016 through 2019 and to state and local income tax examinations for the tax years 2013 through 2019. In addition, the Company is subject to foreign income tax examinations for the tax years 2012 through 2019.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year, or as a reduction of a deferred tax asset.

NOTE 10: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2019, 128 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Income (Loss)
Changes in the accumulated other comprehensive income (loss) for the years ended June 30, 2019, 2018, and 2017, are comprised of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Unrealized (loss) gain on securities available for sale	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive (loss) income
Balance at July 1, 2016	$(81,685)	$(38)	$(3,823)	$—	$(85,546)
Other comprehensive income	2,238	59	1,239	—	3,536
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	308	—	308
Net current-period other comprehensive income	2,238	59	1,547	—	3,844
Balance at June 30, 2017	(79,447)	21	(2,276)	—	(81,702)
Other comprehensive (loss) income	(8,549)	20	524	—	(8,005)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(45)	—	(45)
Amounts reclassified for certain income tax effects to retained earnings	22	9	(502)	—	(471)
Net current-period other comprehensive (loss) income	(8,527)	29	(23)	—	(8,521)
Balance at June 30, 2018	(87,974)	50	(2,299)	—	(90,223)
Other comprehensive income (loss)	1,644	—	(327)	(10,887)	(9,570)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(226)	183	(43)
Cumulative effect of adopting accounting standards	—	(50)	—	—	(50)
Net current-period other comprehensive income (loss)	1,644	(50)	(553)	(10,704)	(9,663)
Balance at June 30, 2019	$(86,330)	$—	$(2,852)	$(10,704)	$(99,886)

Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

Year Ended June 30,	2019			2018			2017
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$2,021	$377	$1,644	$(8,875)	$(326)	$(8,549)	$2,238	$—	$2,238
Post-employment benefits:
Actuarial (loss) gain on re-measurement	(372)	(45)	(327)	709	185	524	2,038	799	1,239
Reclassification of actuarial (gains) losses and prior service cost into other income, net and included in net periodic pension costs	(306)	(80)	(226)	(73)	(28)	(45)	506	198	308
Unrealized gain on investment securities available for sale	—	—	—	37	17	20	91	32	59
Unrealized loss on cash flow hedge	(14,446)	(3,559)	(10,887)	—	—	—	—	—	—
Reclassification of interest from cash flow hedge into interest expense	244	61	183	—	—	—	—	—	—
Cumulative effect of adopting accounting standard	(50)	—	(50)	—	—	—	—	—	—
Reclassification of certain income tax effects to retained earnings	—	—	—	—	471	(471)	—	—	—
Other comprehensive (loss) income	$(12,909)	$(3,246)	$(9,663)	$(8,202)	$319	$(8,521)	$4,873	$1,029	$3,844
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
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2019	2018	2017
Net Income	$143,993	$141,625	$133,910
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	38,670	38,752	39,013
Dilutive effect of potential common shares	490	529	391
Weighted-average common shares outstanding for dilutive computation	39,160	39,281	39,404
Net Income Per Share — Basic	$3.72	$3.65	$3.43
Net Income Per Share — Diluted	$3.68	$3.61	$3.40

Stock awards relating to 226, 66 and 141 shares of common stock were outstanding at June 30, 2019, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.
NOTE 11: SHARE-BASED COMPENSATION
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

Year Ended June 30,	2019	2018	2017
SARs and options	$2,440	$1,961	$1,891
Performance shares	2,082	2,006	1,331
Restricted stock and RSUs	2,391	2,660	2,298
Total compensation costs under award programs	$6,913	$6,627	$5,520
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $2,709, $1,923 and $4,848 for fiscal years 2019, 2018 and 2017, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2019 are summarized in the table below:

June 30,	2019	Average Expected Period of Expected Recognition (Years)
SARs and options	$4,216	2.3
Performance shares	3,994	1.7
Restricted stock and RSUs	1,846	1.7
Total unrecognized compensation costs under award programs	$10,056	2.0
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.0 years. The aggregate number of shares of common stock which may be awarded under the 2015 Plan is 2,500; shares available for future grants at June 30, 2019 were 1,395.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs and stock option grants issued in fiscal 2019, 2018 and 2017 are:

	2019	2018	2017
Expected life, in years	6.0	6.0	4.8
Risk free interest rate	2.8%	2.1%	1.2%
Dividend yield	1.8%	2.5%	2.5%
Volatility	22.5%	24.3%	24.1%
Per share fair value of SARs and stock options granted during the year	$16.15	$11.25	$7.97
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
A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2019
(Shares in thousands)
Outstanding, beginning of year	1,401	$45.32
Granted	194	74.05
Exercised	(95)	36.51
Forfeited	(21)	61.59
Outstanding, end of year	1,479	$49.42
Exercisable at end of year	910	$43.21
Expected to vest at end of year	1,464	$49.31
The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2019 were 6.1, 4.9, and 6.1 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2019 were $20,682 $16,685, and $20,579, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2019, 2018, and 2017 was $3,363, $1,765, and $8,396, respectively.
The total fair value of shares vested during fiscal 2019, 2018, and 2017 was $1,846, $2,149, and $1,788, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of nonvested performance shares activity at June 30, 2019 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2019
(Shares in thousands)
Nonvested, beginning of year	93	$45.16
Awarded	36	54.05
Vested	(32)	38.10
Nonvested, end of year	97	$50.88
The Committee set three one-year goals for each of the 2019, 2018, and 2017 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. For the outstanding grants as of June 30, 2019, the maximum number of shares which could be earned in future periods was 62.

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
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2019 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2019
(Share amounts in thousands)
Nonvested, beginning of year	116	$51.27
Granted	36	68.92
Forfeitures	(7)	57.59
Vested	(56)	48.05
Nonvested, end of year	89	$59.93
NOTE 12: BENEFIT PLANS
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $7,711, $6,551 and $6,677 during 2019, 2018 and 2017, respectively.
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
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $400, $359, and $289 of expense associated with this plan in fiscal 2019, 2018, and 2017, respectively.
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
The following table sets forth the changes in benefit obligations and plan assets during the year and the funded status for the post-employment plans at June 30:

	Pension Benefits		Retiree Health Care Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of the year	$21,534	$24,411	$1,491	$1,684
Service cost	45	124	18	19
Interest cost	698	729	54	52
Plan participants’ contributions	—	—	69	68
Benefits paid	(3,695)	(3,181)	(150)	(223)
Actuarial loss (gain) during year	486	(549)	24	(109)
Benefit obligation at end of year	$19,068	$21,534	$1,506	$1,491
Change in plan assets:
Fair value of plan assets at beginning of year	$7,702	$6,530	$—	$—
Actual gain on plan assets	669	516	—	—
Employer contributions	3,798	3,837	81	155
Plan participants’ contributions	—	—	69	68
Benefits paid	(3,695)	(3,181)	(150)	(223)
Fair value of plan assets at end of year	$8,474	$7,702	$—	$—
Funded status at end of year	$(10,594)	$(13,832)	$(1,506)	$(1,491)
The amounts recognized in the consolidated balance sheets and in accumulated other comprehensive loss for the post-employment plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2019	2018	2019	2018
Amounts recognized in the consolidated balance sheets:
Other current liabilities	$3,352	$3,298	$155	$220
Other liabilities	7,242	10,534	1,351	1,271
Net amount recognized	$10,594	$13,832	$1,506	$1,491
Amounts recognized in accumulated other comprehensive loss:
Net actuarial (loss) gain	$(4,995)	$(4,781)	$977	$1,121
Prior service cost	—	—	184	554
Total amounts recognized in accumulated other comprehensive loss	$(4,995)	$(4,781)	$1,161	$1,675
The following table provides information for pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets:

	Pension Benefits
June 30,	2019	2018
Projected benefit obligations	$19,068	$21,534
Accumulated benefit obligations	19,068	21,534
Fair value of plan assets	8,474	7,702

The net periodic costs (benefits) are as follows:

	Pension Benefits			Retiree Health Care Benefits
Year Ended June 30,	2019	2018	2017	2019	2018	2017
Service cost	$45	$124	$126	$18	$19	$29
Interest cost	698	729	687	54	52	63
Expected return on plan assets	(532)	(472)	(460)	—	—	—
Recognized net actuarial loss (gain)	185	424	872	(121)	(154)	(181)
Amortization of prior service cost	—	27	86	(369)	(369)	(271)
Recognition of prior service cost upon plan curtailment	—	8	—	—	—	—
Net periodic cost (benefits)	$396	$840	$1,311	$(418)	$(452)	$(360)
The Company reports the service cost component of the net periodic post-employment costs in the same line item in the income statement as other compensation costs arising from services rendered by the employees during the period. The other components of net periodic post-employment costs are presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Therefore, $63, $143, and $155 of service costs are included in selling, distribution and administrative expense, and $(85), $245, and $796 of net other periodic post-employment (benefits) costs are included in other income, net in the statements of consolidated income for the years ended June 30, 2019, 2018, and 2017, respectively.
The estimated net actuarial loss for the pension plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $239. The estimated net actuarial gain and income from prior service cost for the retiree health care benefits that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $122 and $184, respectively.
Assumptions
A discount rate is used to determine the present value of future payments. In general, the Company’s liability increases as the discount rate decreases and decreases as the discount rate increases. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Financial Times Stock Exchange Pension Yield Curve (formerly the Citigroup Pension Discount Yield Curve) and the Findley Discount Curve.
The weighted-average actuarial assumptions used to determine benefit obligations and net periodic benefit cost for the plans were as follows:

	Pension Benefits		Retiree Health Care Benefits
June 30,	2019	2018	2019	2018
Assumptions used to determine benefit obligations at year end:
Discount rate	2.8%	3.5%	3.1%	3.8%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.5%	2.8%	3.8%	3.3%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
The assumed health care cost trend rates used in measuring the accumulated benefit obligation for retiree health care benefits were 7.0% as of June 30, 2019 and 2018, respectively, decreasing to 5.0% by 2027.
A one-percentage point change in the assumed health care cost trend rates would have had the following effects as of June 30, 2019 and for the year then ended:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components of periodic expense	$10	$(7)
Effect on post-retirement benefit obligation	180	(151)

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

	Target Allocation	Fair Value
		2019	2018
Asset Class:
Equity* securities (Level 1)	40 – 70%	$5,441	$6,226
Debt securities (Level 2)	20 – 50%	3,033	1,337
Other (Level 1)	0 – 20%	—	139
Total	100%	$8,474	$7,702
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
Cash Flows
Employer Contributions
The Company expects to contribute $3,350 to its pension benefit plans and $130 to its retiree health care benefit plans in fiscal 2020. Contributions do not equal estimated future benefit payments as certain payments are made from plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as applicable, are expected to be paid in each of the next five years and in the aggregate for the subsequent five years:

During Fiscal Years	Pension Benefits	Retiree Health Care Benefits
2020	$3,800	$130
2021	1,300	120
2022	1,300	110
2023	1,400	110
2024	750	100
2025 through 2029	6,250	500

NOTE 13: LEASES
The Company leases many service center and distribution center facilities, vehicles and equipment under non-cancelable lease agreements accounted for as operating leases. The minimum annual rental commitments under non-cancelable operating leases as of June 30, 2019 are as follows:

During Fiscal Years
2020	$33,707
2021	23,407
2022	16,420
2023	10,653
2024	7,838
Thereafter	12,135
Total minimum lease payments	$104,160
Rental expense incurred for operating leases, principally from leases for real property, vehicles and computer equipment was $45,000 in 2019, $41,000 in 2018 and $35,900 in 2017, and was classified within selling, distribution and administrative expense in the statements of consolidated income.
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,400 in each of 2019, 2018, and 2017.
NOTE 14: SEGMENT INFORMATION
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
The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment of $28,677, $25,556, and $22,719, in 2019, 2018, and 2017, respectively, have been eliminated in the following table.

Segment Financial Information

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Year Ended June 30, 2019
Net sales	$2,452,905	$1,019,834	$3,472,739
Operating income for reportable segments	254,954	112,117	367,071
Assets used in the business	1,265,093	1,066,604	2,331,697
Depreciation and amortization of property	15,982	4,254	20,236
Capital expenditures	16,475	2,495	18,970
Year Ended June 30, 2018
Net sales	$2,346,418	$726,856	$3,073,274
Operating income for reportable segments	238,322	83,175	321,497
Assets used in the business	1,198,296	1,087,445	2,285,741
Depreciation and amortization of property	15,336	2,462	17,798
Capital expenditures	18,492	4,738	23,230
Year Ended June 30, 2017
Net sales	$2,180,358	$413,388	$2,593,746
Operating income for reportable segments	203,267	46,312	249,579
Assets used in the business	1,187,054	200,541	1,387,595
Depreciation and amortization of property	14,375	931	15,306
Capital expenditures	14,566	2,479	17,045
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2019	2018	2017
Operating income for reportable segments	$367,071	$321,497	$249,579
Adjustments for:
Intangible amortization — Service Center Based Distribution	13,639	17,375	18,954
Intangible amortization — Fluid Power & Flow Control	28,244	14,690	5,417
Intangible Impairment — Service Center Based Distribution	31,594	—	—
Corporate and other expense, net	59,806	63,605	49,822
Total operating income	233,788	225,827	175,386
Interest expense, net	40,188	23,485	8,541
Other income, net	(881)	(2,376)	(121)
Income before income taxes	$194,481	$204,718	$166,966
Fluctuations in corporate and other expense, net, are due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.
Geographic Information
Long-lived assets are based on physical locations and are comprised of the net book value of property and intangible assets. Information by geographic area is as follows:

June 30,	2019	2018	2017
Long-Lived Assets:
United States	$474,910	$501,373	$207,126
Canada	13,291	50,261	57,947
Other Countries	4,968	5,656	6,558
Total	$493,169	$557,290	$271,631

NOTE 15: COMMITMENTS AND CONTINGENCIES
The Company is a party to various pending judicial and administrative proceedings. Based on circumstances currently known, the Company believes the likelihood is remote that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
NOTE 16: OTHER INCOME, NET
Other income, net, consists of the following:

Year Ended June 30,	2019	2018	2017
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(689)	$(785)	$(1,188)
Foreign currency transaction losses (gains)	334	(210)	209
Net other periodic post-employment (benefits) costs	(85)	245	796
Life insurance (income) expense, net	(479)	(1,628)	107
Other, net	38	2	(45)
Total other income, net	$(881)	$(2,376)	$(121)
NOTE 17: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2019 through the date the financial statements were issued.
During the first quarter of fiscal 2020, the Company reached a definitive agreement to acquire 100% of the outstanding stock of Olympus Controls Corp., located in Tualatin, Oregon. The Company intends to fund this acquisition using funds available through the Company's revolving credit facility. As a full-service provider of innovative technologies and complete engineered solutions for OEMs, machine builders, integrators, and end users, this business will be included in the Fluid Power & Flow Control segment.

QUARTERLY OPERATING RESULTS
(In thousands, except per share amounts)
(UNAUDITED)

					Per Common Share
	Net Sales	Gross Profit	Operating Income	Net Income	Net Income	Cash Dividend
2019
First Quarter	$864,515	$251,853	$66,339	$48,938	$1.24	$0.30
Second Quarter	840,038	242,860	60,965	38,717	0.99	0.30
Third Quarter	885,443	255,559	34,509	16,535	0.42	0.31
Fourth Quarter	882,743	257,351	71,975	39,803	1.02	0.31
	$3,472,739	$1,007,623	$233,788	$143,993	$3.68	$1.22
2018
First Quarter	$680,701	$192,424	$51,837	$33,721	$0.86	$0.29
Second Quarter	667,187	188,360	46,715	30,950	0.79	0.29
Third Quarter	827,665	239,524	56,444	36,592	0.93	0.30
Fourth Quarter	897,721	263,687	70,831	40,362	1.03	0.30
	$3,073,274	$883,995	$225,827	$141,625	$3.61	$1.18
On August 9, 2019, there were 4,135 shareholders of record including 2,786 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company’s common stock is listed on the New York Stock Exchange. The closing price on August 9, 2019 was $55.34 per share.
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
Fiscal 2019
During the third quarter of fiscal 2019, the Company acquired substantially all of the net assets of MilRoc Distribution and Woodward Steel for a purchase price of $35.0 million. MilRoc Distribution is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial trailer parts to the oil & gas industry, and fluid power components, specializing in the engineering and fabrication of manifolds and power units. Woodward Steel is a Woodward, Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc Distribution and Woodward steel are both included in the Service Center Based Distribution segment.
During the third quarter of fiscal 2019, the Company incurred certain restructuring charges primarily for oil & gas operations. Total restructuring charges reduced gross profit for the quarter by $0.7 million and operating income by $2.3 million.
During the third quarter of fiscal 2019, the Company performed an impairment analysis for certain long-lived intangible assets related to the Company's upstream oil & gas operations in Canada as a result of the continued decline in the oil & gas industry in Western Canada.  As a result of this test, the Company determined that the net book values of these long-lived intangible assets were impaired and recognized a non-cash impairment charge of $31.6 million.  The Company also recorded a valuation allowance against its Canadian deferred tax assets of $3.8 million.
Fiscal 2018
During the third quarter of fiscal 2018, the Company completed the acquisition of all of the outstanding shares of FCX Performance, Inc. (FCX), a Columbus, Ohio based distributor of specialty process flow control products and services. At the time of closing, FCX operated 68 locations with approximately 1,000 employees. The total consideration transferred for the acquisition was approximately $782 million, which was financed by cash-on-hand and a new credit facility comprised of a $780 million Term Loan A and $250 million revolver (the Credit Facility), effective with the transaction closing. This Credit Facility was used to finance the transaction, as well as to repay the Company's existing term loan outstanding prior to the acquisition date. The Company incurred one-time acquisition costs that decreased operating income by $6.1 million, net income by $5.1 million and net income per share by $0.13 per share.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2019.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 16, 2019

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated August 16, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
August 16, 2019

ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 29, 2019, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant.”
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2019, under the captions “Executive Compensation” and “Compensation Committee Report.”

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
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2019.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,464,276	$49.31	*
Equity compensation plans not approved by security holders	—	—	—
Total	1,464,276	$49.31	*

*
The 2015 Long-Term Performance Plan was adopted to replace the 2011 Long-Term Performance Plan and the 2011 Long-Term Performance Plan was adopted to replace the 2007 Long-Term Performance Plan. Stock options and stock appreciation rights remain outstanding under each of the 2007 and 2011 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2015 Long-Term Performance Plan at June 30, 2019 was 1,394,903.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2019, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2019, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 29, 2019, under the caption “Item 4 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2019, 2018, and 2017

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2019, 2018, and 2017

•	Consolidated Balance Sheets at June 30, 2019 and 2018

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2019, 2018, and 2017

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2019, 2018, and 2017

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2019, 2018, and 2017

•	Supplementary Data:

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

4.2
Private Shelf Agreement dated as of November 27, 1996, as amended through June 29, 2018, between Applied and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), conformed to show all amendments (filed as Exhibit 4.2 to Applied’s Form 10-K for the fiscal year ended June 30, 2018, SEC File No. 1-2299, and incorporated here by reference).

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

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 29, 2019 under the caption “Director Compensation.”

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

*10.13	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.14	Performance Shares Terms and Conditions (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Management Incentive Plan General Terms (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2018, SEC File No. 1-2299, and incorporated here by reference).

*10.16	Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.1 to Applied's Form 8-K filed August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.17
Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2018, SEC File No. 1-2299, and incorporated here by reference).

*10.18
Supplemental Executive Retirement Benefits Plan (Restated Post-2004 Terms), in which Fred D. Bauer participates (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

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

*10.21
Supplemental Defined Contribution Plan (January 1, 1997 Restatement), the terms of which govern benefits vested as of December 31, 2004, for Fred D. Bauer (filed as Exhibit 10(m) to Applied’s Registration Statement on Form S-4 filed May 23, 1997, Registration No. 333-27801, and incorporated here by reference).

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

*10.25	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K filed October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K filed October 26, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K filed October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Change in Control Agreement for Fred D. Bauer (filed as Exhibit 99.1 to Applied's Form 8-K filed April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.29
Form of Change in Control Agreement for Kurt W. Loring and David K. Wells (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.30
A written description of Applied's Life and Accidental Death and Dismemberment Insurance for executive officers (filed as Exhibit 10.33 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.31
A written description of Applied's Long-Term Disability Insurance for executive officers (filed as Exhibit 10.34 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.32
A written description of Applied's Retiree Health Care Coverage for Neil A. Schrimsher and Fred D. Bauer (filed as Exhibit 10.35 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

21	Applied’s subsidiaries at June 30, 2019.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2019, 2018, AND 2017
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2019
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$10,964	$4,058	$—		$4,524	(C)	$10,498
Returns reserve	2,602	738	3,925	(A)	—		7,265
	$13,566	$4,796	$3,925		$4,524		$17,763
Year Ended June 30, 2018
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$8,056	$2,803	$3,548	(B)	$3,443	(C)	$10,964
Returns reserve	1,572	—	1,030	(B)	—		2,602
	$9,628	$2,803	$4,578		$3,443		$13,566
Year Ended June 30, 2017
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$9,329	$2,071	$—		$3,344	(C)	$8,056
Returns reserve	1,705	—	(133)	(B)	—		1,572
	$11,034	$2,071	$(133)		$3,344		$9,628

(A)
The Company adopted ASC 606 - Revenue from Contracts with Customers effective July 1, 2018 which requires the Company's sales returns reserve to be established at the gross sales value with an asset established for the value of the expected product to be returned.

(B)
Amounts in the year ending June 30, 2018 represent reserves recorded through purchase accounting for acquisitions made during the year of $3,548 and for the return of merchandise by customers of $1,030. Amounts in the fiscal year ending June 30, 2017 represent reserves for the return of merchandise by customers.

(C)	Amounts represent uncollectible accounts charged off.

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
Date: August 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*
Madhuri A. Andrews, Director	Peter A. Dorsman, Director

*
Mary Dean Hall, Director	Edith Kelly-Green, Director

*	*
Dan P. Komnenovich, Director	Robert J. Pagano, Jr., Director

*	*
Vincent K. Petrella, Director	Joe A. Raver, Director

/s/ Neil A. Schrimsher	*
Neil A. Schrimsher, President & Chief Executive Officer and Director	Dr. Jerry Sue Thornton, Director

*
Peter C. Wallace, Director and Chairman

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 16, 2019