Form 10-Q
period 2019-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2019-10-31
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 1-2299

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Ohio			34-0117420
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

One Applied Plaza	Cleveland	Ohio	44115
(Address of principal executive offices)			(Zip Code)
(216) 426-4000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	AIT	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No ☒

There were 38,655,628 (no par value) shares of common stock outstanding on October 18, 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2019	2018
Net sales	$856,404	$864,515
Cost of sales	604,944	612,662
Gross profit	251,460	251,853
Selling, distribution and administrative expense, including depreciation	190,294	185,514
Operating income	61,166	66,339
Interest expense, net	10,059	10,476
Other income, net	—	(239)
Income before income taxes	51,107	56,102
Income tax expense	12,308	7,164
Net income	$38,799	$48,938
Net income per share - basic	$1.00	$1.26
Net income per share - diluted	$1.00	$1.24
Weighted average common shares outstanding for basic computation	38,611	38,714
Dilutive effect of potential common shares	350	650
Weighted average common shares outstanding for diluted computation	38,961	39,364
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2019	2018
Net income per the condensed statements of consolidated income	$38,799	$48,938

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(4,034)	5,714
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(17)	(75)
Cumulative effect of adopting accounting standard	—	(50)
Unrealized loss on cash flow hedge	(2,180)	—
Reclassification of interest from cash flow hedge into interest expense	427	—
Total other comprehensive (loss) income, before tax	(5,804)	5,589
Income tax (benefit) expense related to items of other comprehensive (loss) income	(557)	242
Other comprehensive (loss) income, net of tax	(5,247)	5,347
Comprehensive income, net of tax	$33,552	$54,285
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2019	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$98,204	$108,219
Accounts receivable, net	529,330	540,902
Inventories	465,165	447,555
Other current assets	52,224	51,462
Total current assets	1,144,923	1,148,138
Property, less accumulated depreciation of $184,989 and $181,066	125,094	124,303
Operating lease assets, net	86,557	—
Identifiable intangibles, net	374,871	368,866
Goodwill	671,476	661,991
Other assets	26,811	28,399
TOTAL ASSETS	$2,429,732	$2,331,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$229,368	$237,289
Current portion of long-term debt	93,912	49,036
Compensation and related benefits	63,973	67,978
Other current liabilities	91,469	69,491
Total current liabilities	478,722	423,794
Long-term debt	859,172	908,850
Other liabilities	164,613	102,019
TOTAL LIABILITIES	1,502,507	1,434,663
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 38,655 and 38,597 outstanding, respectively	10,000	10,000
Additional paid-in capital	172,223	172,931
Retained earnings	1,264,648	1,229,148
Treasury shares—at cost (15,558 and 15,616 shares, respectively)	(414,513)	(415,159)
Accumulated other comprehensive loss	(105,133)	(99,886)
TOTAL SHAREHOLDERS’ EQUITY	927,225	897,034
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,429,732	$2,331,697
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$38,799	$48,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	5,223	4,981
Amortization of intangibles	10,374	10,921
Amortization of stock options and appreciation rights	773	651
Other share-based compensation expense	919	1,043
Changes in operating assets and liabilities, net of acquisitions	(8,682)	(53,184)
Other, net	2,612	(1,553)
Net Cash provided by Operating Activities	50,018	11,797
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(35,703)	—
Property purchases	(4,946)	(3,173)
Proceeds from property sales	88	77
Net Cash used in Investing Activities	(40,561)	(3,096)
Cash Flows from Financing Activities
Net repayments under revolving credit facility	—	(19,500)
Long-term debt borrowings	—	175,000
Long-term debt repayments	(4,934)	(146,934)
Payment of debt issuance costs	—	(685)
Dividends paid	(11,985)	(11,334)
Acquisition holdback payments	(201)	(219)
Taxes paid for shares withheld for equity awards	(1,754)	(3,203)
Net Cash used in Financing Activities	(18,874)	(6,875)
Effect of Exchange Rate Changes on Cash	(598)	432
(Decrease) increase in Cash and Cash Equivalents	(10,015)	2,258
Cash and Cash Equivalents at Beginning of Period	108,219	54,150
Cash and Cash Equivalents at End of Period	$98,204	$56,408
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended September 30, 2019	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2019	38,597	$10,000	$172,931	$1,229,148	$(415,159)	$(99,886)	$897,034
Net income				38,799			38,799
Other comprehensive loss						(5,247)	(5,247)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $0.31 per share				(20)			(20)
Exercise of stock appreciation rights and options	5		(177)		61		(116)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	16		(631)		200		(431)
Compensation expense — stock appreciation rights and options			773				773
Other share-based compensation expense			919				919
Other	2		(52)	(4)	23		(33)
Balance at September 30, 2019	38,656	$10,000	$172,223	$1,264,648	$(414,513)	$(105,133)	$927,225

For the Period Ended September 30, 2018	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2018	38,703	$10,000	$169,383	$1,129,678	$(403,875)	$(90,223)	$814,963
Net income				48,938			48,938
Other comprehensive income						5,347	5,347
Cumulative effect of adopting accounting standards				3,056			3,056
Cash dividends — $0.30 per share				(13)			(13)
Exercise of stock appreciation rights and options	17		(855)		(210)		(1,065)
Performance share awards	18		(844)		(301)		(1,145)
Restricted stock units	16		(760)		(198)		(958)
Compensation expense — stock appreciation rights and options			651				651
Other share-based compensation expense			1,043				1,043
Other				24	(35)		(11)
Balance at September 30, 2018	38,754	$10,000	$168,618	$1,181,683	$(404,619)	$(84,876)	$870,806

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2019, and the results of its operations and its cash flows for the three month periods ended September 30, 2019 and 2018, have been included. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.
Operating results for the three month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2020.
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
Recently Adopted Accounting Guidance
Leases
In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for annual financial statement periods beginning after December 15, 2018, with earlier application permitted. In July 2018, the FASB issued ASU 2018-10 which clarifies the guidance in ASU 2016-02 and ASU 2018-11 which provides entities with an additional transition method option for adopting the new standard. In December 2018 and January 2019, the FASB issued ASU 2018-20 and ASU 2019-01, respectively, which further clarify the guidance. The Company adopted the new guidance effective July 1, 2019 using the optional transition method, which required application of the new guidance to only those leases that existed at the date of adoption. The Company elected the “package of practical expedients,” which permitted the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Adoption of the new standard resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $83,533 and $89,778, respectively, on July 1, 2019. The difference between the ROU assets and lease liabilities related primarily to the impairment of certain leases in Canada and the United States. In addition, the adoption resulted in an adjustment to opening retained earnings of approximately $3,275, net of tax, on July 1, 2019 primarily due to the impairment of the leases. The standard did not have a material impact on the Company’s condensed statements of consolidated income or cash flows.
Cash Flows
In August 2016, the FASB issued its final standard on the classification of certain cash receipts and cash payments within the statement of cash flows. This standard, issued as ASU 2016-15, makes a number of changes meant to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This update is effective for annual and interim financial statement periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the new guidance in the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company's financial statements or related disclosures.
Recently Issued Accounting Guidance
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

2.    REVENUE RECOGNITION

Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three months ended September 30, 2019 and 2018. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended September 30,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$492,873	$250,113	$742,986	$490,774	$256,649	$747,423
Canada	65,946	—	65,946	69,107	—	69,107
Other countries	44,341	3,131	47,472	44,168	3,817	47,985
Total	$603,160	$253,244	$856,404	$604,049	$260,466	$864,515

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.8%	43.7%	37.5%
Industrial Machinery	10.2%	22.1%	13.7%
Metals	12.4%	8.2%	11.1%
Food	11.1%	2.7%	8.6%
Oil & Gas	9.3%	1.9%	7.1%
Chem/Petrochem	2.8%	12.7%	5.7%
Forest Products	7.7%	3.1%	6.4%
Cement & Aggregate	6.8%	1.0%	5.1%
Transportation	4.9%	4.6%	4.8%
Total	100.0%	100.0%	100.0%

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

The following tables present the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	34.5%	9.3%	27.1%
Fluid Power	13.3%	39.7%	21.1%
General Maintenance; Hose Products	26.3%	8.0%	20.9%
Bearings, Linear & Seals	25.9%	0.3%	18.3%
Specialty Flow Control	—%	42.7%	12.6%
Total	100.0%	100.0%	100.0%

	Three Months Ended September 30, 2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	32.8%	1.5%	23.3%
Fluid Power	14.0%	37.6%	21.1%
General Maintenance; Hose Products	27.6%	4.7%	20.8%
Bearings, Linear & Seals	25.6%	—%	17.9%
Specialty Flow Control	—%	56.2%	16.9%
Total	100.0%	100.0%	100.0%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	September 30, 2019	June 30, 2019	$ Change	% Change
Contract assets	$7,338	$8,920	$(1,582)	(17.7)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

3.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2020 Acquisition
On August 21, 2019, the Company acquired 100% of the outstanding shares of Olympus Controls, a Portland, Oregon automation solutions provider - including design, assembly, integration, and distribution - of motion control, machine vision, and robotic technologies. Olympus Controls is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $34,901, net tangible assets acquired were $9,464, and intangible assets including goodwill was $25,437 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2019 Acquisitions
On March 4, 2019, the Company acquired substantially all of the net assets of MilRoc Distribution (MilRoc) and Woodward Steel (Woodward). MilRoc is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial parts to the oil & gas industry. Woodward is an Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc and Woodward are both included in the Service Center Based Distribution segment. The purchase price for the acquisition was $35,000, net tangible assets acquired were $17,788, and intangible assets including goodwill was $17,212 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes acquisition holdback payments of $4,375, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of September 30, 2019, and which will be paid on the first, second, and third anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 2, 2018, the Company acquired substantially all of the net assets of Fluid Power Sales, Inc. (FPS), a Baldwinsville, New York based manufacturer and distributor of fluid power components, specializing in the engineering and fabrication of manifolds and power units. FPS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,100, net tangible assets acquired were $4,150, and goodwill was $3,950 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes acquisition holdback payments of $1,200, which is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of September 30, 2019, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2019 and the three month period ended September 30, 2019 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2018	$203,084	$443,559	$646,643
Goodwill acquired during the period	9,943	4,798	14,741
Other, primarily currency translation	607	—	607
Balance at June 30, 2019	$213,634	$448,357	$661,991
Goodwill adjusted/acquired during the period	(3,393)	12,773	9,380
Other, primarily currency translation	105	—	105
Balance at September 30, 2019	$210,346	$461,130	$671,476
During the first quarter of fiscal 2020, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the MilRoc/Woodward acquisition. The fair values of the customer relationships, trade name, and non-compete intangible assets were increased by $1,524, $1,809, and $60, respectively, with a corresponding total decrease to goodwill of $3,393. The changes to the preliminary estimated fair values resulted in an increase to amortization expense of $303 during the first quarter of fiscal 2020, which is recorded in selling, distribution, and administrative expense on the condensed statements of consolidated income.
The Company has seven (7) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2019.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 20% as of January 1, 2019. Specifically, the Canada reporting unit's fair value exceeded its carrying value by 25%, and the reporting unit comprised of the FCX Performance Inc. operations' fair value exceeded its carrying value by 20%. The Canada and FCX reporting units have goodwill balances of $28,067 and $440,012, respectively, as of September 30, 2019. The fair values of the reporting units in accordance with the goodwill impairment test were determined using the income and market approaches.  The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted revenues and EBITDA estimates.
Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where additional impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the Company’s reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a prolonged weakness in customer demand or other pressures adversely affecting our long-term sales trends; (ii) inability to achieve the sales from our strategic growth initiatives.
At September 30, 2019 and June 30, 2019, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power & Flow Control segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2019	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$435,325	$142,389	$292,936
Trade names	107,695	29,189	78,506
Vendor relationships	11,306	8,315	2,991
Non-competition agreements	1,462	1,024	438
Total Identifiable Intangibles	$555,788	$180,917	$374,871

June 30, 2019	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$422,367	$135,879	$286,488
Trade names	105,946	27,232	78,714
Vendor relationships	11,367	8,156	3,211
Non-competition agreements	2,702	2,249	453
Total Identifiable Intangibles	$542,382	$173,516	$368,866
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During the three month period ended September 30, 2019, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$12,664	20
Total Intangibles Acquired	$12,664	20

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2019) for the next five years is as follows: $30,200 for the remainder of 2020, $38,600 for 2021, $36,400 for 2022, $34,200 for 2023, $30,000 for 2024 and $26,000 for 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.     DEBT

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At September 30, 2019 and June 30, 2019, the Company had $608,750 and $613,625, respectively, outstanding under the term loan. The interest rate on the term loan as of September 30, 2019 and June 30, 2019 was 3.81% and 4.19%, respectively. The Company had no amount outstanding under the revolver at September 30, 2019 or June 30, 2019. Unused lines under this facility, net of outstanding letters of credit of $2,462 and $3,215, respectively, to secure certain insurance obligations, totaled $247,538 and $246,785 at September 30, 2019 and June 30, 2019, respectively, and were available to fund future acquisitions or other capital and operating requirements.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $3,087 and $2,698 as of September 30, 2019 and June 30, 2019, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there are no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of September 30, 2019, and June 30, 2019, the Company borrowed $175,000 under the AR Securitization Facility. The interest rate on the AR securitization as of September 30, 2019 and June 30, 2019 was 3.04% and 3.33%, respectively.
Other Long-Term Borrowings
At September 30, 2019 and June 30, 2019, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120,000 and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000, carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023.
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2019 and June 30, 2019, $1,145 and $1,204 was outstanding, respectively.
Unamortized debt issue costs of $577 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of September 30, 2019 and June 30, 2019. Unamortized debt issue costs of $1,234 and $1,366 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of September 30, 2019 and June 30, 2019, respectively.

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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. The interest rate swap converts $463,000 of variable rate debt to a rate of 3.88%. The fair value of the interest rate cash flow hedge was $15,955 and $14,202 as of September 30, 2019 and June 30, 2019 (Level 2 in the fair value hierarchy), respectively, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet. Realized losses related to the interest rate cash flow hedge were not material during the three months ended September 30, 2019.

7.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2019 and June 30, 2019 totaled $11,360 and $11,246, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of September 30, 2019 and June 30, 2019, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2019
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2019	$(86,330)	$(2,852)	$(10,704)	$(99,886)
Other comprehensive loss	(3,913)	—	(1,643)	(5,556)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(13)	322	309
Net current-period other comprehensive loss	(3,913)	(13)	(1,321)	(5,247)
Balance at September 30, 2019	$(90,243)	$(2,865)	$(12,025)	$(105,133)

	Three Months Ended September 30, 2018
	Foreign currency translation adjustment	Unrealized gain on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2018	$(87,974)	$50	$(2,299)	$(90,223)
Other comprehensive income	5,453	—	—	5,453
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(56)	(56)
Net current-period other comprehensive income (loss)	5,453	(50)	(56)	5,347
Balance at September 30, 2018	$(82,521)	$—	$(2,355)	$(84,876)

Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended September 30,
	2019			2018
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(4,034)	$(121)	$(3,913)	$5,714	$261	$5,453
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(17)	(4)	(13)	(75)	(19)	(56)
Unrealized loss on cash flow hedge	(2,180)	(537)	(1,643)	—	—	—
Reclassification of interest from cash flow hedge into interest expense	427	105	322	—	—	—
Cumulative effect of adopting accounting standard	—	—	—	(50)	—	(50)
Other comprehensive (loss) income	$(5,804)	$(557)	$(5,247)	$5,589	$242	$5,347

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2019 and 2018, respectively, stock options and stock appreciation rights related to 740 and 250 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

9.	LEASES

The Company leases facilities for certain service centers, warehouses, distribution centers and office space. The Company also leases office equipment and vehicles. All leases are classified as operating. The Company’s leases expire at various dates through 2031, with terms ranging from 1 year to 15 years.
Many of the Company’s real estate leases contain renewal provisions to extend lease terms up to 5 years. The exercise of renewal options is solely at the Company’s discretion. The Company’s lease agreements do not contain material variable lease payments, residual value guarantees or restrictive covenants.
The Company does not recognize right-of-use assets or lease liabilities for short-term leases with initial terms of 12 months or less. Leased vehicles comprise the majority of the Company’s short-term leases.
All other leases are recorded on the balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing lease payment obligations. The Company’s leases do not provide implicit rates; therefore the Company uses its incremental borrowing rate as the discount rate for measuring lease liabilities. Non-lease components are accounted for separately from lease components.
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the condensed statements of consolidated income. Operating lease costs and short-term lease costs for the three months ended September 30, 2019 were $8,300 and $2,597, respectively. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

As of September 30, 2019
Operating lease assets, net	$86,557

Operating lease liabilities
Other current liabilities	$29,253
Other liabilities	63,332
Total operating lease liabilities	$92,585

Three Months Ended September 30, 2019
Weighted average remaining lease term	4.6
Weighted average incremental borrowing rate	3.43%
Cash paid for operating leases	$8,553
Right of use assets obtained in exchange for new operating lease liabilities	$11,799

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The table below summarizes the aggregate maturities of operating lease liabilities of more than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2020	$24,706
2021	25,177
2022	18,042
2023	11,940
2024	9,124
Thereafter	12,640
Total lease payments	101,629
Less interest	(9,044)
Present value of lease liabilities	$92,585

The table below summarizes the future minimum annual rental commitments for operating leases accounted for in accordance with Accounting Standards Codification Topic 840, Leases as of June 30, 2019:

Fiscal Year	Operating Leases
2020	$33,707
2021	23,407
2022	16,420
2023	10,653
2024	7,838
Thereafter	12,135
Total minimum lease payments	$104,160

10.    SEGMENT INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $358 and $1,671 is recorded in cost of sales in the condensed statements of income for the three months ended September 30, 2019 and 2018, respectively, and is included in operating income for the Service Center Based Distribution segment. The Company allocates LIFO expense between the segments in the fourth quarter of its fiscal year. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $7,313 and $6,916, in the three months ended September 30, 2019 and 2018, respectively, have been eliminated in the Segment Financial Information tables below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
September 30, 2019
Net sales	$603,160	$253,244	$856,404
Operating income for reportable segments	60,360	26,857	87,217
Assets used in business	1,289,592	1,140,140	2,429,732
Depreciation and amortization of property	4,178	1,045	5,223
Capital expenditures	4,195	751	4,946

September 30, 2018
Net sales	$604,049	$260,466	$864,515
Operating income for reportable segments	62,809	30,880	93,689
Assets used in business	1,227,815	1,077,873	2,305,688
Depreciation and amortization of property	3,911	1,070	4,981
Capital expenditures	2,444	729	3,173

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2019	2018
Operating income for reportable segments	$87,217	$93,689
Adjustment for:
Intangible amortization—Service Center Based Distribution	3,054	4,018
Intangible amortization—Fluid Power & Flow Control	7,320	6,903
Corporate and other expense, net	15,677	16,429
Total operating income	61,166	66,339
Interest expense, net	10,059	10,476
Other income, net	—	(239)
Income before income taxes	$51,107	$56,102

The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

11.    OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended
	September 30,
	2019	2018
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(55)	$(342)
Foreign currency transactions (gain) loss	(222)	27
Net other periodic post-employment benefits	(30)	(22)
Life insurance expense, net	300	87
Other, net	7	11
Total other income, net	$—	$(239)

12.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to September 30, 2019 through the date the financial statements were issued.

On October 30, 2019, the Company authorized the issuance of its senior unsecured promissory notes under its unsecured shelf facility agreement with Prudential Investment Management (the “Series E" notes) in the aggregate principal amount of $25,000, with a maturity date of October 30, 2024, carrying a fixed interest rate of 3.08%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With approximately 6,750 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, automation technologies, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2020, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 604 facilities.
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
Overview
Consolidated sales for the quarter ended September 30, 2019 decreased $8.1 million or 0.9% compared to the prior year quarter, with acquisitions increasing sales by $24.2 million or 2.8% and unfavorable foreign currency translation of $1.3 million decreasing sales by 0.1%. Operating margin of 7.1% of sales was down from 7.7% for the prior year quarter. Net income of $38.8 million decreased 20.7% compared to the prior year quarter. The current ratio was 2.4 to 1 at September 30, 2019 and 2.7 to 1 at June 30, 2019.
During the quarter ended September 30, 2019, the Company recorded a non-routine expense of $1.5 million for severance activities to reduce headcount recorded within selling, distribution and administrative expense. Total severance charges reduced operating income for the quarter by $1.5 million, net income by $1.1 million, and earnings per share by $0.02.
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
The MCU (total industry) and IP indices have declined since June 2019 and September 2018. The MCU for September 2019 was 77.5, which is down from both the June 2019 and September 2018 revised readings of 77.7 and 79.3, respectively. The ISM PMI registered 47.8 in September, down from the June 2019 reading of 51.7, and dropping below 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2019	77.5	47.8	104.8
August 2019	77.9	49.1	105.2
July 2019	77.4	51.2	104.7
The number of Company employees was 6,753 at September 30, 2019, 6,650 at June 30, 2019, and 6,600 at September 30, 2018. The number of operating facilities totaled 604 at September 30, 2019, 600 at June 30, 2019 and 607 at September 30, 2018.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three months Ended September 30, 2019 and 2018
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % (Decrease) Increase
	As a Percent of Net Sales
	2019	2018
Net sales	100.0%	100.0%	(0.9)%
Gross profit	29.4%	29.1%	(0.2)%
Selling, distribution & administrative expense	22.2%	21.5%	2.6%
Operating income	7.1%	7.7%	(7.8)%
Net income	4.5%	5.7%	(20.7)%
During the quarter ended September 30, 2019, sales decreased $8.1 million or 0.9% compared to the prior year quarter, with sales from acquisitions adding $24.2 million or 2.8% and unfavorable foreign currency translation accounting for a decrease of $1.3 million or 0.1%. There were 64 selling days in the quarter ended September 30, 2019 and 63 selling days in the quarter ended September 30, 2018. Excluding the impact of businesses acquired and foreign currency translation, sales were down $31.0 million or 3.6% during the quarter, driven by a 5.2% decrease from operations, offset by an increase of 1.6% due to one additional sales day.
The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Three Months Ended September 30,		Sales Decrease		Foreign Currency	Organic Change
	2019	2018		Acquisitions
Service Center Based Distribution	$603.2	$604.0	$(0.9)	$12.0	$(1.3)	$(11.6)
Fluid Power & Flow Control	253.2	260.5	(7.2)	12.2	—	(19.4)
Total	$856.4	$864.5	$(8.1)	$24.2	$(1.3)	$(31.0)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $0.9 million or 0.1%. The acquisition within this segment increased sales by $12.0 million or 2.0% while unfavorable foreign currency translation decreased sales by $1.3 million or 0.2%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $11.6 million or 1.9%, driven by a 3.5% decrease from operations which reflects the downturn in the industrial economy and correlates with the decreases in the MCU and IP indices, offset by an increase of 1.6% due to one additional sales day.
Sales from our Fluid Power & Flow Control segment decreased $7.2 million or 2.8%. The acquisitions within this segment increased sales by $12.2 million or 4.6%. Excluding the impact of businesses acquired, sales decreased $19.4 million or 7.5%, due to a 9.0% decrease from operations offset by an increase of 1.6% due to one additional sales day. The decrease from operations is primarily due to weaker demand in our flow control operations and slower activity across our industrial OEM customer base, as well as technology end-market headwinds in our fluid power businesses.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Three Months Ended September 30,		Sales Decrease		Foreign Currency	Organic Change
Sales by Geographic Area	2019	2018		Acquisitions
United States	$743.0	$747.4	$(4.4)	$24.2	$—	$(28.6)
Canada	65.9	69.1	(3.2)	—	(0.5)	(2.7)
Other countries	47.5	48.0	(0.5)	—	(0.8)	0.3
Total	$856.4	$864.5	$(8.1)	$24.2	$(1.3)	$(31.0)
Sales in our U.S. operations were down $4.4 million or 0.6%, as acquisitions added $24.2 million or 3.2%. Excluding the impact of businesses acquired, U.S. sales were down $28.6 million or 3.8%, driven by a decrease of 5.4% from operations, offset by an increase of 1.6% due to one additional sales day. Sales from our Canadian operations decreased $3.2 million or 4.6%, and unfavorable foreign currency translation decreased Canadian sales by $0.5 million or 0.7%. Excluding the impact of foreign currency translation, Canadian sales were down $2.7 million or 3.9%, driven by a decrease of 5.5% from operations, offset by an increase of 1.6% due to one additional sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $0.5 million or 1.1% from the prior year. Unfavorable foreign currency translation decreased other country sales by $0.8 million or 1.7%. Excluding the impact of currency translation, other country sales were up $0.3 million, or 0.6% during the quarter, driven by an increase of 0.7% due to one additional sales day.
Our gross profit margin was 29.4% in the quarter ended September 30, 2019 compared to 29.1% in the prior year quarter. The reduction in LIFO expense in the current quarter compared to the prior year quarter favorably impacted gross profit margin by 15 basis points during the quarter ended September 30, 2019.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Three Months Ended September 30,		SD&A Increase		Foreign Currency	Organic Change
	2019	2018		Acquisitions
SD&A	$190.3	$185.5	$4.8	$5.5	$(0.5)	$(0.2)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 22.2% of sales in the quarter ended September 30, 2019 compared to 21.5% in the prior year quarter. SD&A increased $4.8 million or 2.6% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended September 30, 2019 by $0.5 million or 0.3% compared to the prior year quarter. SD&A from businesses acquired added $5.5 million or 3.0% of SD&A expenses, including $0.6 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $0.2 million or 0.1% during the quarter ended September 30, 2019 compared to the prior year quarter. The Company incurred $1.5 million of non-routine expenses related to severance during the quarter ended September 30, 2019. Excluding the impact of acquisitions and severance, total compensation decreased $1.0 million during the quarter ended September 30, 2019, which was unfavorably impacted by one additional payroll day in the current quarter compared to the prior year quarter. All other expenses within SD&A were down $0.7 million.
Operating income decreased $5.2 million or 7.8%, and as a percent of sales decreased to 7.1% from 7.7% during the prior year quarter.
Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 10.0% in the current year quarter from 10.4% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 10.6% in the current year quarter from 11.9% in the prior year quarter.
Other income, net for the quarter consisted of net favorable foreign currency transaction gains of $0.2 million and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million, offset by life insurance expense of

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

$0.3 million. During the prior year quarter, other income, net was $0.2 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.3 million, offset by of life insurance expense of $0.1 million.
The effective income tax rate was 24.1% for the quarter ended September 30, 2019 compared to 12.8% for the quarter ended September 30, 2018. The increase in the effective tax rate primarily relates to the Company recording a $4.1 million favorable adjustment related to the Tax Cuts and Jobs Act in the quarter ended September 30, 2018, which favorably impacted the effective income tax rate by 7.3% in the prior year quarter. We expect our full year tax rate for fiscal 2020 to be in the 25.0% to 26.0% range.
As a result of the factors addressed above, net income decreased $10.1 million or 20.7% compared to the prior year quarter. Net income per share was $1.00 per share for the quarter ended September 30, 2019, compared to $1.24 in the prior year quarter, a decrease of 19.4%.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2019, we had $954.9 million in outstanding borrowings. At June 30, 2019, we had $959.8 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at September 30, 2019 was $666.2 million, compared to $724.3 million at June 30, 2019. The current ratio was 2.4 to 1 at September 30, 2019 and 2.7 to 1 at June 30, 2019.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2019	2018
Operating Activities	$50,018	$11,797
Investing Activities	(40,561)	(3,096)
Financing Activities	(18,874)	(6,875)
Exchange Rate Effect	(598)	432
(Decrease) Increase in Cash and Cash Equivalents	$(10,015)	$2,258
Net cash provided by operating activities was $50.0 million for the three months ended September 30, 2019 compared to $11.8 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the three months ended September 30, 2019 is related to working capital improvements.
Net cash used in investing activities during the three months ended September 30, 2019 increased from the prior period primarily due to $35.7 million used for acquisitions in the current year period, while no acquisitions occurred in the prior year period.
Net cash used in financing activities during the three months ended September 30, 2019 increased from the prior period primarily due to a change in net debt activity, as there was $4.9 million of net debt payments in the current year period compared to $8.6 million of net debt borrowings in the prior year period. Further, $12.0 million of cash was used for the payment of dividends in the current year period compared to $11.3 million used in prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended September 30, 2019 and September 30, 2018, the Company did not acquire any shares of treasury stock on the open market. At September 30, 2019, we had authorization to repurchase 864,618 shares.
Borrowing Arrangements
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At September 30, 2019 and June 30, 2019, the Company had $608.8 million and $613.6 million, respectively, outstanding under the term loan. The interest rate on the term loan as of September 30, 2019 and June 30, 2019 was 3.81% and 4.19%, respectively. The Company had no amount outstanding under the revolver at September 30, 2019 or June 30, 2019. Unused lines under this facility, net of outstanding letters of credit of $2.5 million and $3.2 million, respectively, to secure certain insurance obligations, totaled $247.5 million and $246.8 million at September 30, 2019 and June 30, 2019, respectively, and were available to fund future acquisitions or other capital and operating requirements.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $3.1 million and $2.7 million as of September 30, 2019 and June 30, 2019, respectively, in order to secure certain insurance obligations.
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The collateralized trade accounts receivable is equal to the borrowed amount outstanding under the AR Securitization Facility and there are no restrictions on cash or other assets. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of September 30, 2019 and June 30, 2019, the Company borrowed $175.0 million under the AR Securitization Facility. The interest rate on the AR securitization as of September 30, 2019 and June 30, 2019 was 3.04% and 3.33%, respectively.
At September 30, 2019 and June 30, 2019, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. The "Series C" notes have a principal amount of $120.0 million and carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%, and are due in equal principal payments in October 2019 and 2023.
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At September 30, 2019 and June 30, 2019, $1.1 million and $1.2 million was outstanding, respectively.
The new credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2019, the most restrictive of these covenants required that the Company have net indebtedness less than 4.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). At September 30, 2019, the Company's net indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at September 30, 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2019	2019
Accounts receivable, gross	$540,975	$551,400
Allowance for doubtful accounts	11,645	10,498
Accounts receivable, net	$529,330	$540,902
Allowance for doubtful accounts, % of gross receivables	2.2%	1.9%

	Three Months Ended September 30,
	2019	2018
Provision for losses on accounts receivable	$2,175	$1,164
Provision as a % of net sales	0.25%	0.13%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 55.6 at September 30, 2019 compared to 55.2 at June 30, 2019.
Approximately 3.3% of our accounts receivable balances are more than 90 days past due, compared to 3.0% at June 30, 2019. On an overall basis, our provision for losses from uncollected receivables represents 0.25% of our sales in the three months ended September 30, 2019. The increase primarily relates to provisions recorded in the current year for customer bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2019 was 4.1 compared to 4.2 at June 30, 2019.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at September 30, 2019.

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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2019.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2019 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 to July 31, 2019	491	$58.90	0	864,618
August 1, 2019 to August 31, 2019	0	$0.00	0	864,618
September 1, 2019 to September 30, 2019	0	$0.00	0	864,618
Total	491	$58.90	0	864,618

(1)	During the quarter the Company purchased 491 shares in connection with the Deferred Compensation Plan.

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

10.1	Management Incentive Plan General Terms

10.2	Performance Shares Terms and Conditions

10.3	2019 Long Term Performance Plan, amended and restated, as approved by the Shareholders on October 29, 2019

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 31, 2019	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 31, 2019	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer