Form 10-Q
period 2019-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2020-01-29
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2019

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

There were 38,678,553 (no par value) shares of common stock outstanding on January 17, 2020.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$833,375	$840,038	$1,689,779	$1,704,553
Cost of sales	592,141	597,178	1,197,085	1,209,840
Gross profit	241,234	242,860	492,694	494,713
Selling, distribution and administrative expense, including depreciation	182,489	181,895	372,783	367,409
Operating income	58,745	60,965	119,911	127,304
Interest expense, net	9,583	9,578	19,642	20,054
Other (income) expense, net	(215)	946	(215)	707
Income before income taxes	49,377	50,441	100,484	106,543
Income tax expense	11,346	11,724	23,654	18,888
Net income	$38,031	$38,717	$76,830	$87,655
Net income per share - basic	$0.98	$1.00	$1.99	$2.26
Net income per share - diluted	$0.97	$0.99	$1.97	$2.23
Weighted average common shares outstanding for basic computation	38,649	38,743	38,630	38,729
Dilutive effect of potential common shares	398	504	370	587
Weighted average common shares outstanding for diluted computation	39,047	39,247	39,000	39,316
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income per the condensed statements of consolidated income	$38,031	$38,717	$76,830	$87,655

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	5,445	(10,270)	1,411	(4,556)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other (income) expense, net and included in net periodic pension costs	(16)	(78)	(33)	(153)
Cumulative effect of adopting accounting standard	—	—	—	(50)
Unrealized gain (loss) on cash flow hedge	1,822	—	(358)	—
Reclassification of interest from cash flow hedge into interest expense	906	—	1,333	—
Total other comprehensive income (loss), before tax	8,157	(10,348)	2,353	(4,759)
Income tax expense (benefit) related to items of other comprehensive income (loss)	584	(592)	27	(350)
Other comprehensive income (loss), net of tax	7,573	(9,756)	2,326	(4,409)
Comprehensive income, net of tax	$45,604	$28,961	$79,156	$83,246
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2019	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$128,149	$108,219
Accounts receivable, net	502,894	540,902
Inventories	463,609	447,555
Other current assets	47,903	51,462
Total current assets	1,142,555	1,148,138
Property, less accumulated depreciation of $188,970 and $181,066	126,248	124,303
Operating lease assets, net	85,418	—
Identifiable intangibles, net	364,519	368,866
Goodwill	673,175	661,991
Other assets	27,082	28,399
TOTAL ASSETS	$2,418,997	$2,331,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$212,312	$237,289
Current portion of long-term debt	73,771	49,036
Compensation and related benefits	56,772	67,978
Other current liabilities	77,846	69,491
Total current liabilities	420,701	423,794
Long-term debt	874,423	908,850
Other liabilities	161,632	102,019
TOTAL LIABILITIES	1,456,756	1,434,663
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued; 38,678 and 38,597 outstanding, respectively	10,000	10,000
Additional paid-in capital	173,677	172,931
Retained earnings	1,290,685	1,229,148
Treasury shares—at cost (15,535 and 15,616 shares, respectively)	(414,561)	(415,159)
Accumulated other comprehensive loss	(97,560)	(99,886)
TOTAL SHAREHOLDERS’ EQUITY	962,241	897,034
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,418,997	$2,331,697
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$76,830	$87,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	10,617	10,019
Amortization of intangibles	20,569	21,912
Unrealized foreign exchange transactions loss (gain)	272	(155)
Amortization of stock options and appreciation rights	1,494	1,257
Gain on sale of property	(165)	(105)
Other share-based compensation expense	1,837	2,351
Changes in operating assets and liabilities, net of acquisitions	(11,660)	(55,922)
Other, net	5,105	(1,432)
Net Cash provided by Operating Activities	104,899	65,580
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(36,390)	(6,900)
Property purchases	(11,965)	(7,096)
Proceeds from property sales	325	244
Other	—	391
Net Cash used in Investing Activities	(48,030)	(13,361)
Cash Flows from Financing Activities
Net repayments under revolving credit facility	—	(19,500)
Long-term debt borrowings	25,000	175,000
Long-term debt repayments	(34,868)	(151,868)
Payment of debt issuance costs	(16)	(685)
Dividends paid	(24,002)	(23,275)
Acquisition holdback payments	(777)	(2,275)
Exercise of stock options and appreciation rights	330	—
Taxes paid for shares withheld for equity awards	(1,988)	(3,318)
Net Cash used in Financing Activities	(36,321)	(25,921)
Effect of Exchange Rate Changes on Cash	(618)	(621)
Increase in Cash and Cash Equivalents	19,930	25,677
Cash and Cash Equivalents at Beginning of Period	108,219	54,150
Cash and Cash Equivalents at End of Period	$128,149	$79,827
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2019	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2019	38,597	$10,000	$172,931	$1,229,148	$(415,159)	$(99,886)	$897,034
Net income				38,799			38,799
Other comprehensive loss						(5,247)	(5,247)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $0.31 per share				(20)			(20)
Treasury shares issued for:
Exercise of stock appreciation rights and options	5		(177)		61		(116)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	16		(631)		200		(431)
Compensation expense — stock appreciation rights and options			773				773
Other share-based compensation expense			919				919
Other	2		(52)	(4)	23		(33)
Balance at September 30, 2019	38,656	$10,000	$172,223	$1,264,648	$(414,513)	$(105,133)	$927,225
Net income				38,031			38,031
Other comprehensive income						7,573	7,573
Cash dividends — $0.31 per share				(12,017)			(12,017)
Treasury shares issued for:
Exercise of stock appreciation rights and options	22		(185)		(47)		(232)
Compensation expense — stock appreciation rights and options			721				721
Other share-based compensation expense			918				918
Other	—		—	23	(1)		22
Balance at December 31, 2019	38,678	$10,000	$173,677	$1,290,685	$(414,561)	$(97,560)	$962,241

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2018	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2018	38,703	$10,000	$169,383	$1,129,678	$(403,875)	$(90,223)	$814,963
Net income				48,938			48,938
Other comprehensive income						5,347	5,347
Cumulative effect of adopting accounting standards				3,056			3,056
Cash dividends — $0.30 per share				(13)			(13)
Exercise of stock appreciation rights and options	17		(855)		(210)		(1,065)
Performance share awards	18		(844)		(301)		(1,145)
Restricted stock units	16		(760)		(198)		(958)
Compensation expense — stock appreciation rights and options			651				651
Other share-based compensation expense			1,043				1,043
Other				24	(35)		(11)
Balance at September 30, 2018	38,754	$10,000	$168,618	$1,181,683	$(404,619)	$(84,876)	$870,806
Net income				38,717			38,717
Other comprehensive loss						(9,756)	(9,756)
Cash dividends — $0.30 per share				(11,651)			(11,651)
Exercise of stock appreciation rights and options			(7)		1		(6)
Restricted stock units	3		(140)		31		(109)
Compensation expense — stock appreciation rights and options			606				606
Other share-based compensation expense			1,308				1,308
Other				(1)	1		—
Balance at December 31, 2018	38,757	$10,000	$170,385	$1,208,748	$(404,586)	$(94,632)	$889,915

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2019, and the results of its operations and its cash flows for the six month periods ended December 31, 2019 and 2018, have been included. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.
Operating results for the six month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2020.
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
Recently Issued Accounting Guidance
In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, April 2019, May 2019, and November 2019 the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11, respectively, which clarify the

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

guidance in ASU 2016-13. The Company has not yet determined the impact of these pronouncements on its financial statements and related disclosures.
In December 2019, the FASB issued its final standard on simplifying the accounting for income taxes. This standard, issued as 2019-12, makes a number of changes meant to add or clarify guidance on accounting for income taxes. This update is effective for annual and interim financial statement periods beginning after December 15, 2021, with early adoption permitted in any interim period for which financial statements have not yet been filed. The Company has not yet determined the impact of these pronouncements on its financial statements and related disclosures.

2.    REVENUE RECOGNITION

Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and six months ended December 31, 2019 and 2018. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended December 31,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$467,191	$253,149	$720,340	$479,335	$247,862	$727,197
Canada	67,897	—	67,897	68,569	—	68,569
Other countries	40,700	4,438	45,138	41,394	2,878	44,272
Total	$575,788	$257,587	$833,375	$589,298	$250,740	$840,038

	Six Months Ended December 31,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$960,064	$503,262	$1,463,326	$970,109	$504,511	$1,474,620
Canada	133,843	—	133,843	137,676	—	137,676
Other countries	85,041	7,569	92,610	85,562	6,695	92,257
Total	$1,178,948	$510,831	$1,689,779	$1,193,347	$511,206	$1,704,553

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.4%	41.0%	36.4%	35.9%	46.1%	38.9%
Industrial Machinery	9.1%	24.2%	13.8%	9.7%	20.3%	12.9%
Metals	10.7%	7.6%	9.8%	13.6%	8.5%	12.1%
Food	12.0%	3.0%	9.2%	10.1%	2.7%	7.8%
Oil & Gas	8.1%	1.8%	6.1%	10.2%	2.1%	7.8%
Chem/Petrochem	3.6%	14.4%	6.9%	2.9%	14.0%	6.2%
Forest Products	9.5%	2.9%	7.5%	7.1%	2.9%	5.9%
Cement & Aggregate	7.8%	1.0%	5.7%	6.0%	0.9%	4.5%
Transportation	4.8%	4.1%	4.6%	4.5%	2.5%	3.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended December 31,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.6%	42.4%	37.0%	35.8%	44.9%	38.4%
Industrial Machinery	9.7%	23.2%	13.8%	9.5%	20.8%	12.9%
Metals	11.5%	7.9%	10.4%	12.3%	8.2%	11.1%
Food	11.5%	2.8%	8.9%	10.4%	2.6%	8.1%
Oil & Gas	8.7%	1.9%	6.6%	9.9%	2.1%	7.6%
Chem/Petrochem	3.2%	13.5%	6.3%	3.2%	14.8%	6.7%
Forest Products	8.6%	3.0%	6.9%	8.0%	2.8%	6.4%
Cement & Aggregate	7.3%	1.0%	5.4%	6.4%	1.0%	4.8%
Transportation	4.9%	4.3%	4.7%	4.5%	2.8%	4.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and six months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	35.4%	11.8%	28.1%	34.3%	1.3%	24.4%
General Maintenance; Hose Products	25.0%	13.3%	21.4%	25.4%	5.8%	19.6%
Fluid Power	13.4%	35.8%	20.3%	13.7%	38.1%	21.0%
Bearings, Linear & Seals	26.2%	0.4%	18.2%	26.6%	0.4%	18.8%
Specialty Flow Control	—%	38.7%	12.0%	—%	54.4%	16.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended December 31,
	2019			2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	34.9%	10.5%	27.6%	33.5%	1.4%	23.9%
General Maintenance; Hose Products	25.7%	10.7%	21.0%	26.6%	5.2%	20.2%
Fluid Power	13.4%	37.5%	20.7%	13.8%	37.9%	21.0%
Bearings, Linear & Seals	26.0%	0.3%	18.3%	26.1%	0.2%	18.3%
Specialty Flow Control	—%	41.0%	12.4%	—%	55.3%	16.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	December 31, 2019	June 30, 2019	$ Change	% Change
Contract assets	$7,038	$8,920	$(1,882)	(21.1)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.	BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2020 Acquisition
On August 21, 2019, the Company acquired 100% of the outstanding shares of Olympus Controls, a Portland, Oregon automation solutions provider - including design, assembly, integration, and distribution - of motion control, machine vision, and robotic technologies. Olympus Controls is included in the Fluid Power & Flow Control segment. The

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

purchase price for the acquisition was $35,795, net tangible assets acquired were $9,540, and intangible assets including goodwill was $26,255 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2019 Acquisitions
On March 4, 2019, the Company acquired substantially all of the net assets of MilRoc Distribution (MilRoc) and Woodward Steel (Woodward). MilRoc is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial parts to the oil & gas industry. Woodward is an Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc and Woodward are both included in the Service Center Based Distribution segment. The purchase price for the acquisition was $35,000, net tangible assets acquired were $17,788, and intangible assets including goodwill was $17,212 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes acquisition holdback payments of $4,375, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of December 31, 2019, and which will be paid on the first, second, and third anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 2, 2018, the Company acquired substantially all of the net assets of Fluid Power Sales, Inc. (FPS), a Baldwinsville, New York based manufacturer and distributor of fluid power components, specializing in the engineering and fabrication of manifolds and power units. FPS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,066, net tangible assets acquired were $4,151, and goodwill was $3,915 based upon estimated fair values at the acquisition date. The purchase price includes $1,200 of acquisition holdback payments, of which $600 was paid during the three months ended December 31, 2019. The remaining balance of $600 is included in other current liabilities on the condensed consolidated balance sheet as of December 31, 2019, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2019 and the six month period ended December 31, 2019 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2018	$203,084	$443,559	$646,643
Goodwill acquired during the period	9,943	4,798	14,741
Other, primarily currency translation	607	—	607
Balance at June 30, 2019	$213,634	$448,357	$661,991
Goodwill adjusted/acquired during the period	(3,393)	13,819	10,426
Other, primarily currency translation	758	—	758
Balance at December 31, 2019	$210,999	$462,176	$673,175
During the first quarter of fiscal 2020, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the MilRoc/Woodward acquisition. The fair values of the customer relationships, trade name, and non-compete intangible assets were increased by $1,524, $1,809, and $60, respectively, with a corresponding total decrease to goodwill of $3,393. The changes to the preliminary estimated fair values resulted in an increase to amortization expense of $303 during the six months ended December 31, 2019, which is recorded in selling, distribution, and administrative expense on the condensed statements of consolidated income.
During the second quarter of fiscal 2020, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the Olympus Controls acquisition. The trade name and other intangible assets were

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

increased by $4,260 and $980, respectively, with a corresponding decrease to the customer relationship intangible asset of $5,504 and an increase to goodwill of $264. The changes to the preliminary estimated fair values resulted in a decrease to amortization expense of $24 during the six months ended December 31, 2019, which is recorded in selling, distribution, and administrative expense on the condensed statements of consolidated income.
The Company has seven (7) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2019.  The Company concluded that all of the reporting units’ fair value exceeded their carrying amounts by at least 20% as of January 1, 2019. Specifically, the Canada reporting unit's fair value exceeded its carrying value by 25%, and the reporting unit comprised of the FCX Performance Inc. (FCX) operations' fair value exceeded its carrying value by 20%. The Canada and FCX reporting units have goodwill balances of $28,438 and $440,012, respectively, as of December 31, 2019. The fair values of the reporting units in accordance with the goodwill impairment test were determined using the income and market approaches.  The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted revenues and EBITDA estimates.
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
At December 31, 2019 and June 30, 2019, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $36,605 related to the Fluid Power & Flow Control segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2019	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$430,253	$150,649	$279,604
Trade names	111,911	31,113	80,798
Vendor relationships	11,368	8,561	2,807
Other	2,035	725	1,310
Total Identifiable Intangibles	$555,567	$191,048	$364,519

June 30, 2019	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$422,367	$135,879	$286,488
Trade names	105,946	27,232	78,714
Vendor relationships	11,367	8,156	3,211
Other	2,702	2,249	453
Total Identifiable Intangibles	$542,382	$173,516	$368,866
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

During the six month period ended December 31, 2019, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$7,160	20.0
Trade names	4,260	15.0
Other	980	6.8
Total Intangibles Acquired	$12,400	17.2

Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2019) for the next five years is as follows: $20,100 for the remainder of 2020, $38,500 for 2021, $36,400 for 2022, $34,200 for 2023, $29,900 for 2024 and $26,400 for 2025.

5.     DEBT

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2019 and June 30, 2019, the Company had $603,875 and $613,625, respectively, outstanding under the term loan. The interest rate on the term loan as of December 31, 2019 and June 30, 2019 was 3.56% and 4.19%, respectively. The Company had no amount outstanding under the revolver at December 31, 2019 or June 30, 2019. Unused lines under this facility, net of outstanding letters of credit of $1,776 and $3,215, respectively, to secure certain insurance obligations, totaled $248,224 and $246,785 at December 31, 2019 and June 30, 2019, respectively, and were available to fund future acquisitions or other capital and operating requirements.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $3,788 and $2,698 as of December 31, 2019 and June 30, 2019, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of December 31, 2019, and June 30, 2019, the Company borrowed $175,000 under the AR Securitization Facility. The interest rate on the AR Securitization Facility as of December 31, 2019 and June 30, 2019 was 2.61% and 3.33%, respectively.
Other Long-Term Borrowings
At December 31, 2019 and June 30, 2019, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120,000, carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%. A $25,000 principal payment was made on the "Series D" notes in October 2019, and the remaining principal is due in October 2023. On October 30, 2019, the Company amended its unsecured shelf facility agreement with Prudential Investment Management to authorize the issuance of “Series E” notes, which have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due October 30, 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2019 and June 30, 2019, $1,086 and $1,204 was outstanding, respectively.
Unamortized debt issue costs of $593 and $577 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019, respectively. Unamortized debt issue costs of $1,174 and $1,366 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2019, respectively.

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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. The interest rate swap converts $431,000 of variable rate debt to a rate of 4.36% as of December 31, 2019, and as of June 30, 2019 converted $463,000 of variable rate debt to a rate of 4.36%. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $13,228 and $14,202 as of December 31, 2019 and June 30, 2019, respectively, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet, respectively. Realized losses related to the interest rate cash flow hedge were not material during the six months ended December 31, 2019.

7.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at December 31, 2019 and June 30, 2019 totaled $12,301 and $11,246, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of December 31, 2019 and June 30, 2019, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended December 31, 2019
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at October 1, 2019	$(90,243)	$(2,865)	$(12,025)	$(105,133)
Other comprehensive income	5,556	—	1,343	6,899
Amounts reclassified from accumulated other comprehensive (loss) income	—	(12)	686	674
Net current-period other comprehensive income (loss)	5,556	(12)	2,029	7,573
Balance at December 31, 2019	$(84,687)	$(2,877)	$(9,996)	$(97,560)

	Three Months Ended December 31, 2018
	Foreign currency translation adjustment	Unrealized gain on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at October 1, 2018	$(82,521)	$—	$(2,355)	$(84,876)
Other comprehensive loss	(9,699)	—	—	(9,699)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(57)	(57)
Net current-period other comprehensive loss	(9,699)	—	(57)	(9,756)
Balance at December 31, 2018	$(92,220)	$—	$(2,412)	$(94,632)

	Six Months Ended December 31, 2019
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2019	$(86,330)	$(2,852)	$(10,704)	$(99,886)
Other comprehensive income (loss)	1,643	—	(300)	1,343
Amounts reclassified from accumulated other comprehensive (loss) income	—	(25)	1,008	983
Net current-period other comprehensive income (loss)	1,643	(25)	708	2,326
Balance at December 31, 2019	$(84,687)	$(2,877)	$(9,996)	$(97,560)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2018
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2018	$(87,974)	$50	$(2,299)	$(90,223)
Other comprehensive loss	(4,246)	—	—	(4,246)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(113)	(113)
Cumulative effect of adopting accounting standard	—	(50)	—	(50)
Net current-period other comprehensive loss	(4,246)	(50)	(113)	(4,409)
Balance at December 31, 2018	$(92,220)	$—	$(2,412)	$(94,632)

Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended December 31,
	2019			2018
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$5,445	$(111)	$5,556	$(10,270)	$(571)	$(9,699)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(16)	(4)	(12)	(78)	(21)	(57)
Unrealized loss on cash flow hedge	1,822	479	1,343	—	—	—
Reclassification of interest from cash flow hedge into interest expense	906	220	686	—	—	—
Other comprehensive income (loss)	$8,157	$584	$7,573	$(10,348)	$(592)	$(9,756)

	Six Months Ended December 31,
	2019			2018
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$1,411	$(232)	$1,643	$(4,556)	$(310)	$(4,246)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(33)	(8)	(25)	(153)	(40)	(113)
Cumulative effect of adopting accounting standard	—	—	—	(50)	—	(50)
Unrealized loss on cash flow hedge	(358)	(58)	(300)	—	—	—
Reclassification of interest from cash flow hedge into interest expense	1,333	325	1,008	—	—	—
Other comprehensive income (loss)	$2,353	$27	$2,326	$(4,759)	$(350)	$(4,409)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Anti-dilutive Common Stock Equivalents
In the three month periods ended December 31, 2019 and 2018, respectively, stock options and stock appreciation rights related to 503 and 242 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the six month periods ended December 31, 2019 and 2018, respectively, stock options and stock appreciation rights related to 722 and 242 shares of common stock, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

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
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the condensed statements of consolidated income. Operating lease costs and short-term lease costs were $8,428 and $2,743 for the three months ended December 31, 2019, respectively, and were $16,728 and $5,340 for the six months ended December 31, 2019, respectively. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

December 31, 2019
Operating lease assets, net	$85,418

Operating lease liabilities
Other current liabilities	$28,209
Other liabilities	62,784
Total operating lease liabilities	$90,993

December 31, 2019
Weighted average remaining lease term (years)	4.6
Weighted average incremental borrowing rate	3.40%

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Cash paid for operating leases	$8,731	$17,284
Right of use assets obtained in exchange for new operating lease liabilities	$6,646	$18,445

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2020	$16,347
2021	26,066
2022	19,168
2023	12,987
2024	9,868
Thereafter	14,044
Total lease payments	98,480
Less interest	(7,487)
Present value of lease liabilities	$90,993

The table below summarizes the future minimum annual rental commitments for operating leases accounted for in accordance with Accounting Standards Codification Topic 840, Leases, as of June 30, 2019:

Fiscal Year	Operating Leases
2020	$33,707
2021	23,407
2022	16,420
2023	10,653
2024	7,838
Thereafter	12,135
Total minimum lease payments	$104,160

10.    SEGMENT INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $1,929 and $2,676 in the three months ended December 31, 2019 and 2018, respectively, and $2,287 and $4,347 in the six months ended December 31, 2019 and 2018, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the Service Center Based Distribution segment. The Company allocates LIFO expense between the segments in the fourth quarter of its fiscal year. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $7,436 and $6,769, in the three months ended December 31, 2019 and 2018, respectively, and $14,749 and $13,685 in the six months ended December 31, 2019 and 2018, respectively, have been eliminated in the Segment Financial Information tables below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
December 31, 2019
Net sales	$575,788	$257,587	$833,375
Operating income for reportable segments	53,905	29,449	83,354
Depreciation and amortization of property	4,280	1,114	5,394
Capital expenditures	6,239	780	7,019

December 31, 2018
Net sales	$589,298	$250,740	$840,038
Operating income for reportable segments	58,317	29,243	87,560
Depreciation and amortization of property	3,911	1,127	5,038
Capital expenditures	3,256	667	3,923

Six Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
December 31, 2019
Net sales	$1,178,948	$510,831	$1,689,779
Operating income for reportable segments	114,265	56,306	170,571
Assets used in business	1,291,399	1,127,598	2,418,997
Depreciation and amortization of property	8,458	2,159	10,617
Capital expenditures	10,434	1,531	11,965

December 31, 2018
Net sales	$1,193,347	$511,206	$1,704,553
Operating income for reportable segments	121,126	60,123	181,249
Assets used in business	1,223,926	1,066,062	2,289,988
Depreciation and amortization of property	7,822	2,197	10,019
Capital expenditures	5,700	1,396	7,096

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Operating income for reportable segments	$83,354	$87,560	$170,571	$181,249
Adjustment for:
Intangible amortization—Service Center Based Distribution	2,832	3,973	5,886	7,991
Intangible amortization—Fluid Power & Flow Control	7,363	7,018	14,683	13,921
Corporate and other expense, net	14,414	15,604	30,091	32,033
Total operating income	58,745	60,965	119,911	127,304
Interest expense, net	9,583	9,578	19,642	20,054
Other (income) expense, net	(215)	946	(215)	707
Income before income taxes	$49,377	$50,441	$100,484	$106,543

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

11.    OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(766)	$1,179	$(821)	$837
Foreign currency transactions loss	556	7	334	34
Net other periodic post-employment benefits	(30)	(22)	(60)	(44)
Life insurance expense (income), net	59	(280)	359	(193)
Other, net	(34)	62	(27)	73
Total other (income) expense, net	$(215)	$946	$(215)	$707

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With approximately 6,500 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, automation technologies, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2020, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 601 facilities.
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
Overview
Consolidated sales for the quarter ended December 31, 2019 decreased $6.7 million or 0.8% compared to the prior year quarter, with acquisitions increasing sales by $26.5 million or 3.2%. Operating margin of 7.0% of sales was down from 7.3% for the prior year quarter. Net income of $38.0 million decreased 1.8% compared to the prior year quarter. The current ratio was 2.7 to 1 at December 31, 2019 and at June 30, 2019.
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
The MCU (total industry) and IP indices have declined since June 2019 and September 2019. The MCU for December 2019 was 77.0 which is down from both the September 2019 and June 2019 revised readings of 77.4 and 77.7, respectively. The ISM PMI registered 47.2 in December, down from the September and June 2019 readings of 47.8 and 51.7, respectively, and remaining below 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
December 2019	77.0	47.2	105.0
November 2019	77.4	48.1	104.8
October 2019	76.9	48.3	103.8
The number of Company employees was 6,536 at December 31, 2019, 6,650 at June 30, 2019, and 6,664 at December 31, 2018. The number of operating facilities totaled 601 at December 31, 2019, 600 at June 30, 2019 and 606 at December 31, 2018.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three months Ended December 31, 2019 and 2018
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % (Decrease) Increase
	As a Percent of Net Sales
	2019	2018
Net sales	100.0%	100.0%	(0.8)%
Gross profit	28.9%	28.9%	(0.7)%
Selling, distribution & administrative expense	21.9%	21.7%	0.3%
Operating income	7.0%	7.3%	(3.6)%
Net income	4.6%	4.6%	(1.8)%
During the quarter ended December 31, 2019, sales decreased $6.7 million or 0.8% compared to the prior year quarter, with sales from acquisitions adding $26.5 million or 3.2%. There were 62 selling days in both the quarters ended December 31, 2019 and December 31, 2018. Excluding the impact of businesses acquired, sales were down $33.2 million or 4.0% during the quarter, driven by weak demand across key end markets.
The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Three Months Ended December 31,		Sales (Decrease) Increase		Foreign Currency	Organic Change
	2019	2018		Acquisitions
Service Center Based Distribution	$575.8	$589.3	$(13.5)	$7.3	$—	$(20.8)
Fluid Power & Flow Control	257.6	250.7	6.8	19.2	—	(12.4)
Total	$833.4	$840.0	$(6.7)	$26.5	$—	$(33.2)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $13.5 million or 2.3%. The acquisition within this segment increased sales by $7.3 million or 1.2%. Excluding the impact of businesses acquired, sales decreased $20.8 million or 3.5%, driven by a decrease from operations due to slower manufacturing activity and customer spending discipline across the Company's primary end markets.
Sales from our Fluid Power & Flow Control segment increased $6.8 million or 2.7%. The acquisitions within this segment increased sales by $19.2 million or 7.6%. Excluding the impact of businesses acquired, sales decreased $12.4 million or 4.9%, driven by decrease from operations. The decrease from operations is primarily due to slower demand in our flow control operations and weaker activity across our industrial OEM customer base.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Three Months Ended December 31,		Sales (Decrease) Increase		Foreign Currency	Organic Change
Sales by Geographic Area	2019	2018		Acquisitions
United States	$720.3	$727.2	$(6.9)	$26.5	$—	$(33.4)
Canada	67.9	68.6	(0.7)	—	0.1	(0.8)
Other countries	45.2	44.2	0.9	—	(0.1)	1.0
Total	$833.4	$840.0	$(6.7)	$26.5	$—	$(33.2)
Sales in our U.S. operations were down $6.9 million or 0.9%, as acquisitions added $26.5 million or 3.7%. Excluding the impact of businesses acquired, U.S. sales were down $33.4 million or 4.6%. Sales from our Canadian operations decreased $0.7 million or 1.0%, and favorable foreign currency translation increased Canadian sales by $0.1 million or 0.1%. Excluding the impact of foreign currency translation, Canadian sales were down $0.8 million or 1.1%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $0.9 million or 2.0% from the prior year. Unfavorable foreign currency translation decreased other country sales by $0.1 million or 0.2%. Excluding the impact of currency translation, other country sales were up $1.0 million, or 2.2% during the quarter.
Our gross profit margin was 28.9% in the quarters ended December 31, 2019 and 2018.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Three Months Ended December 31,		SD&A Increase		Foreign Currency	Organic Change
	2019	2018		Acquisitions
SD&A	$182.5	$181.9	$0.6	$6.8	$(0.1)	$(6.1)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.9% of sales in the quarter ended December 31, 2019 compared to 21.7% in the prior year quarter. SD&A increased $0.6 million or 0.3% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended December 31, 2019 by $0.1 million or 0.1% compared to the prior year quarter. SD&A from businesses acquired added $6.8 million or 3.8% of SD&A expenses, including $0.6 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $6.1 million or 3.4% during the quarter ended December 31, 2019 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation decreased $4.4 million during the quarter ended December 31, 2019, primarily due to the headcount reductions made by the Company during the first half of fiscal 2020. All other expenses within SD&A were down $1.7 million.
Operating income decreased $2.2 million or 3.6%, and as a percent of sales decreased to 7.0% from 7.3% during the prior year quarter.
Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 9.4% in the current year quarter from 9.9% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 11.4% in the current year quarter from 11.7% in the prior year quarter.
Other (income) expense, net was income of $0.2 million for the quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million, offset by net unfavorable foreign currency transaction losses of $0.6 million. During the prior year quarter, other (income) expense, net was expense of $0.9 million, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $1.2 million, offset by $0.3 million of income from other items.
The effective income tax rate was 23.0% for the quarter ended December 31, 2019 compared to 23.2% for the quarter ended December 31, 2018. We expect our full year tax rate for fiscal 2020 to be in the 24.0% to 25.0% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of the factors addressed above, net income decreased $0.7 million or 1.8% compared to the prior year quarter. Net income per share was $0.97 per share for the quarter ended December 31, 2019, compared to $0.99 in the prior year quarter, a decrease of 2.0%.

Results of Operations
Six months Ended December 31, 2019 and 2018
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % (Decrease) Increase
	As a Percent of Net Sales
	2019	2018
Net sales	100.0%	100.0%	(0.9)%
Gross profit	29.2%	29.0%	(0.4)%
Selling, distribution & administrative expense	22.1%	21.6%	1.5%
Operating income	7.1%	7.5%	(5.8)%
Net income	4.5%	5.1%	(12.3)%
During the six months ended December 31, 2019, sales decreased $14.8 million or 0.9% compared to the prior year, with sales from acquisitions adding $50.8 million or 3.0% and unfavorable foreign currency translation accounting for a decrease of $1.9 million or 0.2%. There were 126 selling days in the six months ended December 31, 2019 and 125 selling days in the six months ended December 31, 2018. Excluding the impact of businesses acquired and foreign currency translation, sales were down $63.7 million or 3.7% during the period, driven by a 4.5% decrease from operations, offset by an increase of 0.8% due to one additional sales day.
The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Six Months Ended December 31,		Sales Decrease		Foreign Currency	Organic Change
	2019	2018		Acquisitions
Service Center Based Distribution	$1,179.0	$1,193.4	$(14.4)	$19.4	$(1.9)	$(31.9)
Fluid Power & Flow Control	510.8	511.2	(0.4)	31.4	—	(31.8)
Total	$1,689.8	$1,704.6	$(14.8)	$50.8	$(1.9)	$(63.7)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $14.4 million or 1.2%. The acquisition within this segment increased sales by $19.4 million or 1.6% while unfavorable foreign currency translation decreased sales by $1.9 million or 0.2%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $31.9 million or 2.6%, driven by a 3.4% decrease from operations due to slower manufacturing activity and customer spending discipline across the Company's primary end markets, offset by an increase of 0.8% due to one additional sales day.
Sales from our Fluid Power & Flow Control segment decreased $0.4 million or 0.1%. The acquisitions within this segment increased sales by $31.4 million or 6.1%. Excluding the impact of businesses acquired, sales decreased $31.8 million or 6.2%, due to a 7.0% decrease from operations offset by an increase of 0.8% due to one additional sales day. The decrease from operations is primarily due to slower demand in our flow control operations and weaker activity across our industrial OEM customer base.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Six Months Ended December 31,		Sales (Decrease) Increase		Foreign Currency	Organic Change
Sales by Geographic Area	2019	2018		Acquisitions
United States	$1,463.3	$1,474.6	$(11.3)	$50.8	$—	$(62.1)
Canada	133.8	137.7	(3.9)	—	(0.4)	(3.5)
Other countries	92.7	92.3	0.4	—	(1.5)	1.9
Total	$1,689.8	$1,704.6	$(14.8)	$50.8	$(1.9)	$(63.7)
Sales in our U.S. operations were down $11.3 million or 0.8%, as acquisitions added $50.8 million or 3.4%. Excluding the impact of businesses acquired, U.S. sales were down $62.1 million or 4.2%, driven by a decrease of 5.0% from operations, offset by an increase of 0.8% due to one additional sales day. Sales from our Canadian operations decreased $3.9 million or 2.8%, and unfavorable foreign currency translation decreased Canadian sales by $0.4 million or 0.3%. Excluding the impact of foreign currency translation, Canadian sales were down $3.5 million or 2.5%, driven by a decrease of 3.3% from operations, offset by an increase of 0.8% due to one additional sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $0.4 million or 0.4% from the prior year. Unfavorable foreign currency translation decreased other country sales by $1.5 million or 1.6%. Excluding the impact of currency translation, other country sales were up $1.9 million, or 2.0% during the quarter, driven by an increase of 1.6% from operations, and an increase of 0.4% due to one additional sales day.
Our gross profit margin was 29.2% in the six months ended December 31, 2019 compared to 29.0% in the prior year period. The reduction in LIFO expense in the current period compared to the prior year period favorably impacted gross profit margin by 12 basis points during the six months ended December 31, 2019.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Six Months Ended December 31,		SD&A Increase		Foreign Currency	Organic Change
	2019	2018		Acquisitions
SD&A	$372.8	$367.4	$5.4	$12.3	$(0.6)	$(6.3)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 22.1% of sales in the six months ended December 31, 2019 compared to 21.6% in the prior year period. SD&A increased $5.4 million or 1.5% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the six months ended December 31, 2019 by $0.6 million or 0.2% compared to the prior year period. SD&A from businesses acquired added $12.3 million or 3.4% of SD&A expenses, including $1.2 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A decreased $6.3 million or 1.7% during the six months ended December 31, 2019 compared to the prior year period. The Company incurred $1.5 million of non-routine expenses related to severance during the six months ended December 31, 2019. Excluding the impact of acquisitions and severance, total compensation decreased $5.5 million during the six months ended December 31, 2019, primarily due to the headcount reductions made by the Company during the first half of fiscal 2020. All other expenses within SD&A were down $2.3 million.
Operating income decreased $7.4 million or 5.8%, and as a percent of sales decreased to 7.1% from 7.5% during the prior year period.
Operating income as a percentage of sales for the Service Center Based Distribution segment decreased to 9.7% in the current year quarter from 10.2% in the prior year period. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 11.0% in the current year quarter from 11.8% in the prior year quarter.
Other (income) expense, net was $0.2 million in the six months ended December 31, 2019, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million and net other periodic post-employment

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

benefits of $0.1 million, offset by net unfavorable foreign currency transaction gains of $0.3 million and life insurance expense of $0.4 million. During the prior year period, other (income) expense, net was expense of $0.7 million, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $0.8 million, offset by $0.1 million of income from other items.
The effective income tax rate was 23.5% for the six months ended December 31, 2019 compared to 17.7% for the six months ended December 31, 2018. The increase in the effective tax rate primarily relates to the Company recording a $3.5 million favorable adjustment related to the Tax Cuts and Jobs Act in the six months ended December 31, 2018, which favorably impacted the effective income tax rate by 3.3% in the prior year period. We expect our full year tax rate for fiscal 2020 to be in the 24.0% to 25.0% range.
As a result of the factors addressed above, net income decreased $10.8 million or 12.3% compared to the prior year period. Net income per share was $1.97 per share for the six months ended December 31, 2019, compared to $2.23 in the prior year period, a decrease of 11.7%.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2019, we had $950.0 million in outstanding borrowings. At June 30, 2019, we had $959.8 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at December 31, 2019 was $721.9 million, compared to $724.3 million at June 30, 2019. The current ratio was 2.7 to 1 at December 31, 2019 and at June 30, 2019.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2019	2018
Operating Activities	$104,899	$65,580
Investing Activities	(48,030)	(13,361)
Financing Activities	(36,321)	(25,921)
Exchange Rate Effect	(618)	(621)
Increase in Cash and Cash Equivalents	$19,930	$25,677
Net cash provided by operating activities was $104.9 million for the six months ended December 31, 2019 compared to $65.6 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the six months ended December 31, 2019 is related to working capital improvements.
Net cash used in investing activities during the six months ended December 31, 2019 increased from the prior period primarily due to $36.4 million used for acquisitions in the current year period compared to $6.9 million in the prior year period.
Net cash used in financing activities during the six months ended December 31, 2019 increased from the prior period primarily due to a change in net debt activity, as there was $9.9 million of net debt payments in the current year period compared to $3.6 million of net debt borrowings in the prior year period. Further, $24.0 million of cash was used for the payment of dividends in the current year period compared to $23.3 million used in prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the six months ended December 31, 2019 and December 31, 2018, the Company did not acquire any shares of treasury stock on the open market. At December 31, 2019, we had authorization to repurchase 864,618 shares.
Borrowing Arrangements
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At December 31, 2019 and June 30, 2019, the Company had $603.9 million and $613.6 million, respectively, outstanding under the term loan. The interest rate on the term loan as of December 31, 2019 and June 30, 2019 was 3.56% and 4.19%, respectively. The Company had no amount outstanding under the revolver at December 31, 2019 or June 30, 2019. Unused lines under this facility, net of outstanding letters of credit of $1.8 million and $3.2 million, respectively, to secure certain insurance obligations, totaled $248.2 million and $246.8 million at December 31, 2019 and June 30, 2019, respectively, and were available to fund future acquisitions or other capital and operating requirements.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $3.8 million and $2.7 million as of December 31, 2019 and June 30, 2019, respectively, in order to secure certain insurance obligations.
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of December 31, 2019 and June 30, 2019, the Company borrowed $175.0 million under the AR Securitization Facility. The interest rate on the AR Securitization Facility as of December 31, 2019 and June 30, 2019 was 2.61% and 3.33%, respectively.
At December 31, 2019 and June 30, 2019, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120.0 million, carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%. A $25.0 million principal payment was made on the "Series D" notes in October 2019, and the remaining principal is due in October 2023. On October 30, 2019, the Company amended its unsecured shelf facility agreement with Prudential Investment Management to authorize the issuance of “Series E” notes, which have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due October 30, 2024.
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At December 31, 2019 and June 30, 2019, $1.1 million and $1.2 million was outstanding, respectively.
The new credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2019, the most restrictive of these covenants required that the Company have net indebtedness less than 4.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). At December 31, 2019, the Company's net indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at December 31, 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

			December 31,	June 30,
			2019	2019
Accounts receivable, gross			$513,224	$551,400
Allowance for doubtful accounts			10,330	10,498
Accounts receivable, net			$502,894	$540,902
Allowance for doubtful accounts, % of gross receivables			2.0%	1.9%

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Provision for losses on accounts receivable	$2,517	$921	$4,692	$2,085
Provision as a % of net sales	0.30%	0.11%	0.28%	0.12%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 54.3 at December 31, 2019 compared to 55.2 at June 30, 2019.
Approximately 3.6% of our accounts receivable balances are more than 90 days past due, compared to 3.0% at June 30, 2019. On an overall basis, our provision for losses from uncollected receivables represents 0.28% of our sales in the six months ended December 31, 2019, compared to 0.12% of sales for the six months ended December 31, 2018. The increase primarily relates to provisions recorded in the current year for customer bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended December 31, 2019 was 4.0 compared to 4.2 at June 30, 2019.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at December 31, 2019.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the six months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2019 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 to October 31, 2019	0	$0.00	0	864,618
November 1, 2019 to November 30, 2019	0	$0.00	0	864,618
December 1, 2019 to December 31, 2019	0	$0.00	0	864,618
Total	0	$0.00	0	864,618

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

4.2
Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 30, 2019, between Applied and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and certain of its affiliates (filed as Exhibit 10.1 to the Company's Form 8-K filed November 5, 2019, SEC File No. 1-2299, and incorporated here by reference).

4.3
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Amended and Restated Note Purchase and Private Shelf Agreement, between Applied Industrial Technologies, Inc. and PGIM, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed July 2, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.4
Request for Purchase dated October 22, 2014 and 3.21% Series D Notes dated October 30, 2014, under Amended and Restated Note Purchase and Private Shelf Agreement between Applied Industrial Technologies, Inc. and PGIM, Inc. (filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended September 30, 2014, SEC File No. 1-2299, and incorporated here by reference).

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

10.1
2019 Long Term Performance Plan, amended and restated, as approved by the Shareholders on October 29, 2019 (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 2019, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 29, 2020	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 29, 2020	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer