Form 10-Q
period 2020-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2020-05-01
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2020

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

There were 38,707,000 (no par value) shares of common stock outstanding on April 17, 2020.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:	FINANCIAL INFORMATION

ITEM I:	FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$830,797	$885,443	$2,520,576	$2,589,996
Cost of sales	594,045	629,884	1,791,130	1,839,724
Gross profit	236,752	255,559	729,446	750,272
Selling, distribution and administrative expense, including depreciation	183,702	189,456	556,485	556,865
Goodwill & intangible impairment	131,000	31,594	131,000	31,594
Operating (loss) income	(77,950)	34,509	41,961	161,813
Interest expense, net	8,805	9,947	28,447	30,001
Other income, net	(1,428)	(1,256)	(1,643)	(549)
(Loss) income before income taxes	(85,327)	25,818	15,157	132,361
Income tax (benefit) expense	(2,550)	9,283	21,104	28,171
Net (loss) income	$(82,777)	$16,535	$(5,947)	$104,190
Net (loss) income per share - basic	$(2.14)	$0.43	$(0.15)	$2.69
Net (loss) income per share - diluted	$(2.14)	$0.42	$(0.15)	$2.66
Weighted average common shares outstanding for basic computation	38,682	38,643	38,647	38,701
Dilutive effect of potential common shares	—	396	—	521
Weighted average common shares outstanding for diluted computation	38,682	39,039	38,647	39,222
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net (loss) income per the condensed statements of consolidated income	$(82,777)	$16,535	$(5,947)	$104,190

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(28,767)	2,945	(27,356)	(1,611)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(17)	(77)	(50)	(230)
Cumulative effect of adopting accounting standard	—	—	—	(50)
Unrealized loss on cash flow hedge	(13,891)	(6,941)	(14,249)	(6,941)
Reclassification of interest from cash flow hedge into interest expense	1,017	85	2,350	85
Total other comprehensive loss, before tax	(41,658)	(3,988)	(39,305)	(8,747)
Income tax benefit related to items of other comprehensive loss	(3,711)	(1,626)	(3,684)	(1,976)
Other comprehensive loss, net of tax	(37,947)	(2,362)	(35,621)	(6,771)
Comprehensive (loss) income, net of tax	$(120,724)	$14,173	$(41,568)	$97,419
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2020	June 30, 2019
ASSETS
Current assets
Cash and cash equivalents	$165,464	$108,219
Accounts receivable, net	524,081	540,902
Inventories	421,201	447,555
Other current assets	51,773	51,462
Total current assets	1,162,519	1,148,138
Property, less accumulated depreciation of $187,292 and $181,066	123,770	124,303
Operating lease assets, net	86,617	—
Identifiable intangibles, net	352,864	368,866
Goodwill	539,495	661,991
Other assets	24,264	28,399
TOTAL ASSETS	$2,289,529	$2,331,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$214,253	$237,289
Current portion of long-term debt	78,642	49,036
Compensation and related benefits	69,051	67,978
Other current liabilities	85,915	69,491
Total current liabilities	447,861	423,794
Long-term debt	864,758	908,850
Other liabilities	146,350	102,019
TOTAL LIABILITIES	1,458,969	1,434,663
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	174,830	172,931
Retained earnings	1,195,411	1,229,148
Treasury shares—at cost (15,506 and 15,616 shares, respectively)	(414,174)	(415,159)
Accumulated other comprehensive loss	(135,507)	(99,886)
TOTAL SHAREHOLDERS’ EQUITY	830,560	897,034
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,289,529	$2,331,697
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(5,947)	$104,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	15,997	15,045
Amortization of intangibles	31,671	31,823
Goodwill & intangible impairment	131,000	31,594
Unrealized foreign exchange transactions (gain) loss	(2,635)	40
Amortization of stock options and appreciation rights	2,217	1,831
Gain on sale of property	(1,274)	(258)
Other share-based compensation expense	2,046	3,716
Changes in operating assets and liabilities, net of acquisitions	1,406	(106,367)
Other, net	(4,857)	(4,448)
Net Cash provided by Operating Activities	169,624	77,166
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(37,237)	(37,526)
Property purchases	(16,223)	(11,711)
Proceeds from property sales	1,809	649
Other	—	391
Net Cash used in Investing Activities	(51,651)	(48,197)
Cash Flows from Financing Activities
Net repayments under revolving credit facility	—	(500)
Long-term debt borrowings	25,000	175,000
Long-term debt repayments	(39,803)	(156,803)
Payment of debt issuance costs	(22)	(775)
Purchases of treasury shares	—	(11,158)
Dividends paid	(36,420)	(35,254)
Acquisition holdback payments	(2,440)	(2,609)
Exercise of stock options and appreciation rights	330	—
Taxes paid for shares withheld for equity awards	(2,604)	(3,371)
Net Cash used in Financing Activities	(55,959)	(35,470)
Effect of Exchange Rate Changes on Cash	(4,769)	(282)
Increase (decrease) in Cash and Cash Equivalents	57,245	(6,783)
Cash and Cash Equivalents at Beginning of Period	108,219	54,150
Cash and Cash Equivalents at End of Period	$165,464	$47,367
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2020	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2019	38,597	$10,000	$172,931	$1,229,148	$(415,159)	$(99,886)	$897,034
Net income				38,799			38,799
Other comprehensive loss						(5,247)	(5,247)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $0.31 per share				(20)			(20)
Treasury shares issued for:
Exercise of stock appreciation rights and options	5		(177)		61		(116)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	16		(631)		200		(431)
Compensation expense — stock appreciation rights and options			773				773
Other share-based compensation expense			919				919
Other	2		(52)	(4)	23		(33)
Balance at September 30, 2019	38,656	$10,000	$172,223	$1,264,648	$(414,513)	$(105,133)	$927,225
Net income				38,031			38,031
Other comprehensive income						7,573	7,573
Cash dividends — $0.31 per share				(12,017)			(12,017)
Treasury shares issued for:
Exercise of stock appreciation rights and options	22		(185)		(47)		(232)
Compensation expense — stock appreciation rights and options			721				721
Other share-based compensation expense			918				918
Other	—		—	23	(1)		22
Balance at December 31, 2019	38,678	$10,000	$173,677	$1,290,685	$(414,561)	$(97,560)	$962,241
Net loss				(82,777)			(82,777)
Other comprehensive loss						(37,947)	(37,947)
Cash dividends — $0.32 per share				(12,423)			(12,423)
Treasury shares issued for:
Exercise of stock appreciation rights and options	14		(378)		(16)		(394)
Compensation expense — stock appreciation rights and options			723				723
Other share-based compensation expense			209				209
Other	15		599	(74)	403		928
Balance at March 31, 2020	38,707	$10,000	$174,830	$1,195,411	$(414,174)	$(135,507)	$830,560

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2019	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at July 1, 2018	38,703	$10,000	$169,383	$1,129,678	$(403,875)	$(90,223)	$814,963
Net income				48,938			48,938
Other comprehensive income						5,347	5,347
Cumulative effect of adopting accounting standards				3,056			3,056
Cash dividends — $0.30 per share				(13)			(13)
Treasury shares issued for:
Exercise of stock appreciation rights and options	17		(855)		(210)		(1,065)
Performance share awards	18		(844)		(301)		(1,145)
Restricted stock units	16		(760)		(198)		(958)
Compensation expense — stock appreciation rights and options			651				651
Other share-based compensation expense			1,043				1,043
Other				24	(35)		(11)
Balance at September 30, 2018	38,754	$10,000	$168,618	$1,181,683	$(404,619)	$(84,876)	$870,806
Net income				38,717			38,717
Other comprehensive loss						(9,756)	(9,756)
Cash dividends — $0.30 per share				(11,651)			(11,651)
Treasury shares issued for:
Exercise of stock appreciation rights and options			(7)		1		(6)
Restricted stock units	3		(140)		31		(109)
Compensation expense — stock appreciation rights and options			606				606
Other share-based compensation expense			1,308				1,308
Other				(1)	1		—
Balance at December 31, 2018	38,757	$10,000	$170,385	$1,208,748	$(404,586)	$(94,632)	$889,915
Net income				16,535			16,535
Other comprehensive loss						(2,362)	(2,362)
Cash dividends — $0.31 per share				(11,979)			(11,979)
Purchases of common stock for treasury	(192)				(11,158)		(11,158)
Treasury shares issued for:
Exercise of stock appreciation rights and options	13		(197)		149		(48)
Compensation expense — stock appreciation rights and options			574				574
Other share-based compensation expense			1,365				1,365
Other	15		(393)	10	389		6
Balance at March 31, 2019	38,593	$10,000	$171,734	$1,213,314	$(415,206)	$(96,994)	$882,848

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2020, and the results of its operations and its cash flows for the nine month periods ended March 31, 2020 and 2019, have been included. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2019.
Operating results for the nine month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2020.
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
Recently Adopted Accounting Guidance
Reference Rate Reform
In March 2020, the FASB issued its final standard on the facilitation of the effects of reference rate reform on financial reporting. This standard, issued as ASU 2020-04, provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update is effective as of March 12, 2020 through December 31, 2022. The Company adopted the new guidance as it became effective in third quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company's financial statements or related disclosures.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Recently Issued Accounting Guidance
In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, April 2019, May 2019, November 2019, and February 2020, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02, respectively, which clarify the guidance in ASU 2016-13. The Company has not yet determined the impact of these pronouncements on its financial statements and related disclosures.
In December 2019, the FASB issued its final standard on simplifying the accounting for income taxes. This standard, issued as ASU 2019-12, makes a number of changes meant to add or clarify guidance on accounting for income taxes. This update is effective for annual and interim financial statement periods beginning after December 15, 2021, with early adoption permitted in any interim period for which financial statements have not yet been filed. The Company has not yet determined the impact of these pronouncements on its financial statements and related disclosures.

2.    REVENUE RECOGNITION

Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and nine months ended March 31, 2020 and 2019. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended March 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$473,069	$251,913	$724,982	$520,180	$251,922	$772,102
Canada	59,912	—	59,912	66,725	—	66,725
Other countries	41,387	4,516	45,903	43,533	3,083	46,616
Total	$574,368	$256,429	$830,797	$630,438	$255,005	$885,443

	Nine Months Ended March 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,433,133	$755,175	$2,188,308	$1,490,289	$756,433	$2,246,722
Canada	193,755	—	193,755	204,401	—	204,401
Other countries	126,428	12,085	138,513	129,095	9,778	138,873
Total	$1,753,316	$767,260	$2,520,576	$1,823,785	$766,211	$2,589,996

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.8%	39.9%	36.4%	35.8%	41.7%	37.5%
Industrial Machinery	9.9%	24.7%	14.5%	10.2%	24.2%	14.2%
Metals	11.1%	6.5%	9.7%	12.0%	8.6%	11.0%
Food	12.0%	3.1%	9.3%	10.5%	2.5%	8.2%
Forest Products	9.8%	5.7%	8.5%	7.0%	3.6%	6.0%
Chem/Petrochem	3.3%	12.8%	6.2%	2.8%	12.8%	5.7%
Oil & Gas	7.3%	1.3%	5.4%	10.1%	2.3%	7.9%
Cement & Aggregate	7.2%	1.3%	5.4%	6.9%	1.0%	5.2%
Transportation	4.6%	4.7%	4.6%	4.7%	3.3%	4.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended March 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.6%	41.6%	36.7%	35.9%	44.0%	38.2%
Industrial Machinery	9.7%	23.7%	13.9%	9.7%	22.0%	13.3%
Metals	11.3%	7.4%	10.1%	12.2%	8.3%	11.1%
Food	11.6%	2.9%	9.0%	10.4%	2.5%	8.1%
Forest Products	9.0%	3.9%	7.4%	7.6%	3.0%	6.3%
Chem/Petrochem	3.2%	13.3%	6.3%	3.1%	14.1%	6.3%
Oil & Gas	8.7%	1.7%	6.6%	10.0%	2.2%	7.7%
Cement & Aggregate	7.2%	1.1%	5.4%	6.5%	1.0%	4.9%
Transportation	4.7%	4.4%	4.6%	4.6%	2.9%	4.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and nine months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	34.8%	8.5%	26.6%	34.5%	2.3%	25.2%
Fluid Power	13.3%	40.5%	21.7%	13.5%	41.3%	21.5%
General Maintenance; Hose Products	24.0%	12.2%	20.4%	24.7%	4.7%	18.9%
Bearings, Linear & Seals	27.9%	0.3%	19.4%	27.3%	0.4%	19.6%
Specialty Flow Control	—%	38.5%	11.9%	—%	51.3%	14.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended March 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	34.7%	9.9%	27.2%	33.8%	1.7%	24.3%
Fluid Power	13.3%	38.4%	20.9%	13.7%	39.0%	21.2%
General Maintenance; Hose Products	25.5%	11.1%	21.1%	26.0%	5.0%	19.7%
Bearings, Linear & Seals	26.5%	0.3%	18.6%	26.5%	0.3%	18.8%
Specialty Flow Control	—%	40.3%	12.2%	—%	54.0%	16.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	March 31, 2020	June 30, 2019	$ Change	% Change
Contract assets	$7,690	$8,920	$(1,230)	(13.8)%
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
Fiscal 2020 Acquisition
On August 21, 2019, the Company acquired 100% of the outstanding shares of Olympus Controls, a Portland, Oregon automation solutions provider - including design, assembly, integration, and distribution - of motion control, machine vision, and robotic technologies. Olympus Controls is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $36,642, net tangible assets acquired were $9,540, and intangible assets including goodwill was $27,102 based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2019 Acquisitions
On March 4, 2019, the Company acquired substantially all of the net assets of MilRoc Distribution (MilRoc) and Woodward Steel (Woodward). MilRoc is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial parts to the oil & gas industry. Woodward is an Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc and Woodward are both included in the Service Center Based Distribution segment. The purchase price for the acquisition was $35,000, net tangible assets acquired were $17,788, and intangible assets including goodwill was $17,212 based upon estimated fair values at the acquisition date. The purchase price includes acquisition holdback payments of $4,375, of which $1,666 was paid during the nine months ended March 31, 2020. The remaining balance of $2,709 is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2020, and will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 2, 2018, the Company acquired substantially all of the net assets of Fluid Power Sales, Inc. (FPS), a Baldwinsville, New York based manufacturer and distributor of fluid power components, specializing in the engineering and fabrication of manifolds and power units. FPS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,066, net tangible assets acquired were $4,151, and goodwill was $3,915 based upon estimated fair values at the acquisition date. The purchase price includes $1,200 of acquisition holdback payments, of which $600 was paid during the nine months ended March 31, 2020. The remaining balance of $600 is included in other current liabilities on the condensed consolidated balance sheet as of March 31, 2020, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2019 and the nine month period ended March 31, 2020 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2018	$203,084	$443,559	$646,643
Goodwill acquired during the period	9,943	4,798	14,741
Other, primarily currency translation	607	—	607
Balance at June 30, 2019	$213,634	$448,357	$661,991
Goodwill adjusted/acquired during the period	(3,393)	14,667	11,274
Impairment	—	(131,000)	(131,000)
Other, primarily currency translation	(2,770)	—	(2,770)
Balance at March 31, 2020	$207,471	$332,024	$539,495
During the first quarter of fiscal 2020, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the MilRoc/Woodward acquisition. The fair values of the customer relationships, trade name, and non-compete intangible assets were increased by $1,524, $1,809, and $60, respectively, with a corresponding total decrease to goodwill of $3,393. The changes to the preliminary estimated fair values resulted in an increase to amortization expense of $303 during the nine months ended March 31, 2020, which is recorded in selling, distribution, and administrative expense on the condensed statements of consolidated income.
During the second quarter of fiscal 2020, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the Olympus Controls acquisition. The trade name and other intangible assets were increased by $4,260 and $980, respectively, with a corresponding decrease to the customer relationship intangible asset of $5,504 and an increase to goodwill of $264. The changes to the preliminary estimated fair values resulted in a decrease to amortization expense of $24 during the nine months ended March 31, 2020, which is recorded in selling, distribution, and administrative expense on the condensed statements of consolidated income.
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2020.  The Company concluded that seven (7) of the reporting units’ fair value exceeded their carrying amounts by at least 10% as of January 1, 2020. Specifically, the Canada reporting unit's fair value exceeded its carrying value by 12%, and the Mexico reporting unit's fair value exceeded its carrying value by 14%. The Canada and Mexico reporting units have goodwill balances of $26,328 and $4,945, respectively, as of March 31, 2020. The carrying value of the final reporting unit, which is comprised of the FCX Performance Inc. (FCX) operations, exceeded the fair value, resulting in goodwill impairment of $131,000. The non-cash impairment charge is the result of the overall decline in the industrial economy, specifically slower demand in FCX's end markets. This has led to reduced spending by customers and reduced revenue expectations. The remaining goodwill for the FCX reporting unit as of March 31, 2020 is $309,012. Because the carrying value of the FCX reporting unit approximated fair value of the reporting unit after the impairment was recorded, a future decline in the estimated cash flows could result in an additional impairment loss. A future decline in the estimated cash flows could result from a significant or extended decline in various end markets.
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
At March 31, 2020 and June 30, 2019, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment. At March 31, 2020 and June 30, 2019, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $167,605 and $36,605, respectively, related to the Fluid Power & Flow Control segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2020	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$425,187	$154,683	$270,504
Trade names	111,242	32,666	78,576
Vendor relationships	11,193	8,629	2,564
Other	2,066	846	1,220
Total Identifiable Intangibles	$549,688	$196,824	$352,864

June 30, 2019	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$422,367	$135,879	$286,488
Trade names	105,946	27,232	78,714
Vendor relationships	11,367	8,156	3,211
Other	2,702	2,249	453
Total Identifiable Intangibles	$542,382	$173,516	$368,866
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During the nine month period ended March 31, 2020, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

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
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2020) for the next five years is as follows: $10,000 for the remainder of 2020, $38,200 for 2021, $36,100 for 2022, $33,900 for 2023, $29,700 for 2024 and $26,200 for 2025.

5.     DEBT

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2020 and June 30, 2019, the Company had $599,000 and $613,625, respectively, outstanding under the term loan. The interest rate on the term loan as of March 31, 2020 and June 30, 2019 was 2.75% and 4.19%, respectively. The Company had no amount outstanding under the revolver at March 31, 2020 or June 30, 2019. Unused lines under this facility, net of outstanding letters of credit of $1,786 and $3,215, respectively, to secure certain insurance obligations, totaled $248,214 and $246,785 at March 31, 2020 and June 30, 2019, respectively, and were available to fund future acquisitions or other capital and operating requirements.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $3,788 and $2,698 as of March 31, 2020 and June 30, 2019, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of March 31, 2020, and June 30, 2019, the Company borrowed $175,000 under the AR Securitization Facility. The interest rate on the AR Securitization Facility as of March 31, 2020 and June 30, 2019 was 2.52% and 3.33%, respectively.
Other Long-Term Borrowings
At March 31, 2020 and June 30, 2019, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120,000, carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%. A $25,000 principal payment was made on the "Series D" notes in October 2019, and the remaining principal balance of $25,000 is due in October 2023. On October 30, 2019, the Company amended its unsecured shelf facility agreement with Prudential Investment Management to authorize the issuance of “Series E” notes, which have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due October 30, 2024.
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2020 and June 30, 2019, $1,026 and $1,204 was outstanding, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Unamortized debt issue costs of $598 and $577 are included as a reduction of current portion of long-term debt on the condensed consolidated balance sheets as of March 31, 2020 and June 30, 2019, respectively. Unamortized debt issue costs of $1,028 and $1,366 are included as a reduction of long-term debt on the condensed consolidated balance sheets as of March 31, 2020 and June 30, 2019, respectively.

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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. The interest rate swap converts $431,000 of variable rate debt to a rate of 4.36% as of March 31, 2020, and as of June 30, 2019 converted $463,000 of variable rate debt to a rate of 4.36%. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $26,102 and $14,202 as of March 31, 2020 and June 30, 2019, respectively, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet, respectively. Realized losses related to the interest rate cash flow hedge were not material during the nine months ended March 31, 2020.

7.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at March 31, 2020 and June 30, 2019 totaled $10,345 and $11,246, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of March 31, 2020 and June 30, 2019, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended March 31, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at January 1, 2020	$(84,687)	$(2,877)	$(9,996)	$(97,560)
Other comprehensive income	(28,257)	—	(10,440)	(38,697)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(13)	763	750
Net current-period other comprehensive income (loss)	(28,257)	(13)	(9,677)	(37,947)
Balance at March 31, 2020	$(112,944)	$(2,890)	$(19,673)	$(135,507)

	Three Months Ended March 31, 2019
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at January 1, 2019	$(92,220)	$(2,412)	$—	$(94,632)
Other comprehensive income	2,767	—	(5,136)	(2,369)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(56)	63	7
Net current-period other comprehensive loss	2,767	(56)	(5,073)	(2,362)
Balance at March 31, 2019	$(89,453)	$(2,468)	$(5,073)	$(96,994)

	Nine Months Ended March 31, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2019	$(86,330)	$(2,852)	$(10,704)	$(99,886)
Other comprehensive income (loss)	(26,614)	—	(10,740)	(37,354)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(38)	1,771	1,733
Net current-period other comprehensive income (loss)	(26,614)	(38)	(8,969)	(35,621)
Balance at March 31, 2020	$(112,944)	$(2,890)	$(19,673)	$(135,507)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31, 2019
	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at July 1, 2018	$(87,974)	$50	$(2,299)	$—	$(90,223)
Other comprehensive loss	(1,479)	—	—	(5,136)	(6,615)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(169)	63	(106)
Cumulative effect of adopting accounting standard	—	(50)	—	—	(50)
Net current-period other comprehensive loss	(1,479)	(50)	(169)	(5,073)	(6,771)
Balance at March 31, 2019	$(89,453)	$—	$(2,468)	$(5,073)	$(96,994)

Other Comprehensive Loss
Details of other comprehensive loss are as follows:

	Three Months Ended March 31,
	2020			2019
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(28,767)	$(510)	$(28,257)	$2,945	$178	$2,767
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(17)	(4)	(13)	(77)	(21)	(56)
Unrealized loss on cash flow hedge	(13,891)	(3,451)	(10,440)	(6,941)	(1,805)	(5,136)
Reclassification of interest from cash flow hedge into interest expense	1,017	254	763	85	22	63
Other comprehensive loss	$(41,658)	$(3,711)	$(37,947)	$(3,988)	$(1,626)	$(2,362)

	Nine Months Ended March 31,
	2020			2019
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$(27,356)	$(742)	$(26,614)	$(1,611)	$(132)	$(1,479)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(50)	(12)	(38)	(230)	(61)	(169)
Cumulative effect of adopting accounting standard	—	—	—	(50)	—	(50)
Unrealized loss on cash flow hedge	(14,249)	(3,509)	(10,740)	(6,941)	(1,805)	(5,136)
Reclassification of interest from cash flow hedge into interest expense	2,350	579	1,771	85	22	63
Other comprehensive loss	$(39,305)	$(3,684)	$(35,621)	$(8,747)	$(1,976)	$(6,771)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Anti-dilutive Common Stock Equivalents
In the three and nine month periods ended March 31, 2019, stock options and stock appreciation rights related to 467 and 255 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

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
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the condensed statements of consolidated income. Operating lease costs and short-term lease costs were $8,350 and $2,703 for the three months ended March 31, 2020, respectively, and were $25,078 and $8,043 for the nine months ended March 31, 2020, respectively. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

March 31, 2020
Operating lease assets, net	$86,617

Operating lease liabilities
Other current liabilities	$28,710
Other liabilities	62,850
Total operating lease liabilities	$91,560

March 31, 2020
Weighted average remaining lease term (years)	4.6
Weighted average incremental borrowing rate	3.40%

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Cash paid for operating leases	$8,902	$26,186
Right of use assets obtained in exchange for new operating lease liabilities	$9,464	$27,909

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2020	$8,310
2021	28,005
2022	21,187
2023	14,899
2024	11,351
Thereafter	14,850
Total lease payments	98,602
Less interest	(7,042)
Present value of lease liabilities	$91,560

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

10.    SEGMENT INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $1,950 and $3,650 in the three months ended March 31, 2020 and 2019, respectively, and $4,237 and $7,997 in the nine months ended March 31, 2020 and 2019, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the Service Center Based Distribution segment. The Company allocates LIFO expense between the segments in the fourth quarter of its fiscal year. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $7,685 and $7,328, in the three months ended March 31, 2020 and 2019, respectively, and $22,434 and $21,013 in the nine months ended March 31, 2020 and 2019, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2020
Net sales	$574,368	$256,429	$830,797
Operating income for reportable segments	53,014	26,449	79,463
Depreciation and amortization of property	4,373	1,007	5,380
Capital expenditures	3,588	670	4,258

March 31, 2019
Net sales	$630,438	$255,005	$885,443
Operating income for reportable segments	64,763	25,837	90,600
Depreciation and amortization of property	3,969	1,057	5,026
Capital expenditures	4,024	591	4,615

Nine Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2020
Net sales	$1,753,316	$767,260	$2,520,576
Operating income for reportable segments	167,279	82,755	250,034
Assets used in business	1,310,754	978,775	2,289,529
Depreciation and amortization of property	12,831	3,166	15,997
Capital expenditures	14,022	2,201	16,223

March 31, 2019
Net sales	$1,823,785	$766,211	$2,589,996
Operating income for reportable segments	185,889	85,960	271,849
Assets used in business	1,252,161	1,070,649	2,322,810
Depreciation and amortization of property	11,791	3,254	15,045
Capital expenditures	9,724	1,987	11,711

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Operating income for reportable segments	$79,463	$90,600	$250,034	$271,849
Adjustment for:
Intangible amortization—Service Center Based Distribution	3,811	2,794	9,697	10,785
Intangible amortization—Fluid Power & Flow Control	7,291	7,117	21,974	21,038
Intangible impairment—Service Center Based Distribution	—	31,594	—	31,594
Goodwill Impairment—Fluid Power & Flow Control	131,000	—	131,000	—
Corporate and other expense, net	15,311	14,586	45,402	46,619
Total operating (loss) income	(77,950)	34,509	41,961	161,813
Interest expense, net	8,805	9,947	28,447	30,001
Other income, net	(1,428)	(1,256)	(1,643)	(549)
(Loss) income before income taxes	$(85,327)	$25,818	$15,157	$132,361

The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

11.    OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Unrealized loss (gain) on assets held in rabbi trust for a non-qualified deferred compensation plan	$2,182	$(1,075)	$1,361	$(238)
Foreign currency transactions (gain) loss	(3,501)	63	(3,167)	97
Net other periodic post-employment benefits	(30)	(22)	(90)	(66)
Life insurance (income) expense, net	(194)	(187)	165	(380)
Other, net	115	(35)	88	38
Total other income, net	$(1,428)	$(1,256)	$(1,643)	$(549)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With approximately 6,500 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor of bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, automation technologies, and other industrial supplies, serving MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) customers in virtually every industry. In addition, Applied provides engineering, design and systems integration for industrial, fluid power, and flow control applications, as well as customized mechanical, fabricated rubber, fluid power, and flow control shop services. Applied also offers storeroom services and inventory management solutions that provide added value to its customers. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2020, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 599 facilities.
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
Overview
Consolidated sales for the quarter ended March 31, 2020 decreased $54.6 million or 6.2% compared to the prior year quarter, with acquisitions increasing sales by $17.1 million or 1.9% and unfavorable foreign currency translation of $2.0 million decreasing sales by 0.2%. The Company incurred an operating loss of $78.0 million, or a negative operating margin of 9.4% of sales, during the quarter ended March 31, 2020, compared to operating income of $34.5 million, or operating margin of 3.9% of sales for the same quarter in the prior year. The reduction in operating margin is primarily due to a $131.0 million non-cash goodwill impairment charge recorded during the quarter ended March 31, 2020, related to the goodwill associated with the Company's FCX Performance Inc. (FCX) operations within the Fluid Power & Flow Control segment. The prior year quarter included a non-cash intangible impairment charge totaling $31.6 million related to the long-lived intangible assets associated with the Company's Canadian operations within the Service Center Based Distribution segment. The quarter ended March 31, 2020 had a net loss of $82.8 million compared to net income of $16.5 million in the prior year quarter. The current ratio was 2.6 to 1 at March 31, 2020 and 2.7 to 1 at June 30, 2019.
During the quarter ended March 31, 2020, the Company recorded non-routine expenses of $6.0 million related to consolidating locations and reducing headcount within the Company's U.S. Service Center Based Distribution segment. Of the total, $3.9 million related to inventory reserves for excess and obsolete inventory recorded within cost of sales, and $2.1 million related to severance and facility consolidation recorded within selling, distribution and administrative expense. Also, the Company recorded a $1.0 million tax benefit related to the Coronavirus Aid, Relief, and. Economic Security Act (CARES Act) within income tax (benefit) expense. Total non-routine charges reduced gross profit by $3.9 million, increased the operating loss by $6.0 million, and increased the current quarter net loss by $3.6 million.
During the quarter it became clear that the COVID-19 pandemic was significantly impacting the business.  We are classified as critical infrastructure and our facilities remain open and operational as they adhere to health and safety policies.  We experienced mid-teen year-over-year organic sales declines on a days adjusted basis during March 2020 and high-teen declines month-to-date in April 2020.  We are continuing to monitor the impact of the COVID-19 pandemic and continue to take appropriate cost actions.  Cost measures implemented to date include reduced discretionary spend, staff realignments, temporary furloughs and pay reductions, suspension of 401(k) company match, and other expense reduction actions.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The MCU (total industry) and IP indices have declined since June 2019 and December 2019. The MCU for March 2020 was 72.7 which is down from both the December 2019 and June 2019 revised readings of 77.1 and 77.7, respectively. The ISM PMI registered 49.1 in March, up from the December 2019 revised reading of 47.8, but down from June 2019 revised reading of 51.6, and remaining below 50 (its expansionary threshold). The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
March 2020	72.7	49.1	98.3
February 2020	77.0	50.1	104.9
January 2020	76.7	50.9	104.9
The number of Company employees was 6,471 at March 31, 2020, 6,650 at June 30, 2019, and 6,660 at March 31, 2019. The number of operating facilities totaled 599 at March 31, 2020, 600 at June 30, 2019 and 607 at March 31, 2019.

Results of Operations
Three months Ended March 31, 2020 and 2019
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Decrease
	As a Percent of Net Sales
	2020	2019
Net sales	100.0%	100.0%	(6.2)%
Gross profit	28.5%	28.9%	(7.4)%
Selling, distribution & administrative expense	22.1%	21.4%	(3.0)%
Operating income	(9.4)%	3.9%	(325.9)%
Net income	(10.0)%	1.9%	(600.6)%
During the quarter ended March 31, 2020, sales decreased $54.6 million or 6.2% compared to the prior year quarter, with sales from acquisitions adding $17.1 million or 1.9% and unfavorable foreign currency translation accounting for a decrease of $2.0 million or 0.2%. There were 64 selling days in the quarter ended March 31, 2020 and 63 in the quarter ended March 31, 2019. Excluding the impact of businesses acquired, sales were down $69.7 million or 7.9% during the quarter, driven by a 9.5% decrease from operations due to weak demand across key end markets, offset by an increase of 1.6% due to one additional sales day.
The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Three Months Ended March 31,		Sales (Decrease) Increase		Foreign Currency	Organic Change
	2020	2019		Acquisitions
Service Center Based Distribution	$574.4	$630.4	$(56.0)	$4.4	$(2.0)	$(58.4)
Fluid Power & Flow Control	256.4	255.0	1.4	12.7	—	(11.3)
Total	$830.8	$885.4	$(54.6)	$17.1	$(2.0)	$(69.7)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $56.0 million or 8.9%. The acquisition within this segment increased sales by $4.4 million or 0.7% while unfavorable foreign currency translation decreased sales by $2.0 million or 0.3%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $58.4 million or 9.3%, driven by a 10.9% decrease from operations due to slower manufacturing activity and customer spending discipline across the Company's primary end markets, offset by an increase of 1.6% due to one additional sales day.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales from our Fluid Power & Flow Control segment increased $1.4 million or 0.6%. The acquisition within this segment increased sales by $12.7 million or 5.0%. Excluding the impact of businesses acquired, sales decreased $11.3 million or 4.4%, driven by a 6.0% decrease from operations, offset by an increase 1.6% due to on additional sales day. The decrease from operations is primarily due to slower demand in our flow control operations and weaker activity across our industrial OEM customer base.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Three Months Ended March 31,		Sales Decrease		Foreign Currency	Organic Change
Sales by Geographic Area	2020	2019		Acquisitions
United States	$725.0	$772.1	$(47.1)	$17.1	$—	$(64.2)
Canada	59.9	66.7	(6.8)	—	(0.3)	(6.5)
Other countries	45.9	46.6	(0.7)	—	(1.7)	1.0
Total	$830.8	$885.4	$(54.6)	$17.1	$(2.0)	$(69.7)
Sales in our U.S. operations were down $47.1 million or 6.1%, as acquisitions added $17.1 million or 2.2%. Excluding the impact of businesses acquired, U.S. sales were down $64.2 million or 8.3%, driven by a decrease of 9.9% from operations, offset by an increase of 1.6% due to one additional sales day. Sales from our Canadian operations decreased $6.8 million or 10.2%. Unfavorable foreign currency translation decreased Canadian sales by $0.3 million or 0.5%. Excluding the impact of foreign currency translation, Canadian sales were down $6.5 million or 9.7%, driven by a decrease of 11.3% from operations, offset by an increase of 1.6% due to one additional sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $0.7 million or 1.5% from the prior year. Unfavorable foreign currency translation decreased other country sales by $1.7 million or 3.7%. Excluding the impact of currency translation, other country sales were up $1.0 million, or 2.2% during the quarter, driven by an increase of 2.6% due to one additional sales day, offset by a decrease of 0.4% from operations.
Our gross profit margin was 28.5% in the quarter ended March 31, 2020 compared to 28.9% in the prior period. The gross profit margin for the current quarter was negatively impacted by 47 basis points for $3.9 million of non-routine expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory within the U.S. Service Center Based Distribution segment.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Three Months Ended March 31,		SD&A Decrease		Foreign Currency	Organic Change
	2020	2019		Acquisitions
SD&A	$183.7	$189.5	$(5.8)	$5.1	$(0.1)	$(10.8)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 22.1% of sales in the quarter ended March 31, 2020 compared to 21.4% in the prior year quarter. SD&A decreased $5.8 million or 3.0% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended March 31, 2020 by $0.1 million compared to the prior year quarter. SD&A from businesses acquired added $5.1 million or 2.7% of SD&A expenses, including $0.5 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $10.8 million or 5.7% during the quarter ended March 31, 2020 compared to the prior year quarter. The Company incurred $2.1 million of non-routine expenses related to severance and facility consolidation for the U.S. Service Center Based Distribution segment during the quarter ended March 31, 2020, compared to $1.6 million of restructuring expenses incurred during the prior year quarter. Excluding the impact of acquisitions, total compensation excluding severance decreased $10.1 million during the quarter ended March 31, 2020, primarily due to the headcount reductions made by the Company during the first half of fiscal 2020. All other expenses within SD&A were down $1.2 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the quarter ended March 31, 2020, the Company performed its annual goodwill impairment test. As a result of this test, the Company recorded a $131.0 million non-cash goodwill impairment charge related to the Company's FCX operations in the Fluid Power & Flow Control segment, primarily due to the overall decline in the industrial economy, specifically slower demand in FCX's end markets. The non-cash goodwill impairment charge decreased net income by $118.8 million and earnings per share by $3.07 per share for the quarter ended March 31, 2020. In the prior year quarter, the Company recognized a non-cash impairment charge of $31.6 million for intangible assets related to the Company's Canadian operations within the Service Center Based Distribution segment, which decreased net income by $23.1 million and earnings per share by $0.60 per share for the quarter ended March 31, 2019.
The Company had an operating loss of $78.0 million during the quarter ended March 31, 2020, which was a decrease of $112.5 million from operating income of $34.5 million in the prior year quarter, primarily due to goodwill impairment charges of $131.0 million.
Operating income, before intangible impairment charges, as a percentage of sales for the Service Center Based Distribution segment decreased to 9.2% in the current year quarter from 10.3% in the prior year quarter. Operating income, before goodwill impairment charges, as a percentage of sales for the Fluid Power & Flow Control segment increased to 10.3% in the current year quarter from 10.1% in the prior year quarter.
Other income, net was income of $1.4 million for the quarter, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $2.2 million, offset by net favorable foreign currency transaction gains of $3.5 million and $0.1 million of income from other items. During the prior year quarter, other income, net was income of $1.3 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.1 million, and $0.2 million of income from other items.
The effective income tax rate was 3.0% for the quarter ended March 31, 2020 compared to 36.0% for the quarter ended March 31, 2019. The goodwill impairment decreased the effective tax rate for the quarter ended March 31, 2020 by 21.6%. The Company also recorded a $1.0 million tax benefit related to the CARES Act during the current year quarter, which favorably impacted the effective tax rate by 1.2% for the quarter ended March 31, 2020. In the prior year quarter, the effective tax rate was increased by 14.7% due to the Company recording a valuation allowance of $3.8 million related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets.
As a result of the factors addressed above, the Company incurred a net loss of $82.8 million during the quarter ended March 31, 2020, a decrease of $99.3 million compared to net income of $16.5 million in the prior year quarter. Net loss per share was $2.14 per share for the quarter ended March 31, 2020, compared to net income per share of $0.42 per share in the prior year quarter.

Results of Operations
Nine months Ended March 31, 2020 and 2019
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Decrease
	As a Percent of Net Sales
	2020	2019
Net sales	100.0%	100.0%	(2.7)%
Gross profit	28.9%	29.0%	(2.8)%
Selling, distribution & administrative expense	22.1%	21.5%	(0.1)%
Operating income	1.7%	6.2%	(74.1)%
Net income	(0.2)%	4.0%	(105.7)%
During the nine months ended March 31, 2020, sales decreased $69.4 million or 2.7% compared to the prior year, with sales from acquisitions adding $67.9 million or 2.6% and unfavorable foreign currency translation accounting for a decrease of $3.9 million or 0.1%. There were 190 selling days in the nine months ended March 31, 2020 and 188 selling days in the nine months ended March 31, 2019. Excluding the impact of businesses acquired and foreign currency translation, sales were down $133.4 million or 5.2% during the period, driven by a 6.2% decrease from operations, offset by an increase of 1.0% due to two additional sales days.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by reportable segment.

				Amount of change due to
Sales by Reportable Segment	Nine Months Ended March 31,		Sales (Decrease) Increase		Foreign Currency	Organic Change
	2020	2019		Acquisitions
Service Center Based Distribution	$1,753.3	$1,823.8	$(70.5)	$23.8	$(3.9)	$(90.4)
Fluid Power & Flow Control	767.3	766.2	1.1	44.1	—	(43.0)
Total	$2,520.6	$2,590.0	$(69.4)	$67.9	$(3.9)	$(133.4)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $70.5 million or 3.9%. The acquisition within this segment increased sales by $23.8 million or 1.3% while unfavorable foreign currency translation decreased sales by $3.9 million or 0.2%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $90.4 million or 5.0%, driven by a 6.0% decrease from operations due to slower manufacturing activity and customer spending discipline across the Company's primary end markets, offset by an increase of 1.0% due to two additional sales day.
Sales from our Fluid Power & Flow Control segment increased $1.1 million or 0.1%. The acquisitions within this segment increased sales by $44.1 million or 5.8%. Excluding the impact of businesses acquired, sales decreased $43.0 million or 5.7%, due to a 6.7% decrease from operations offset by an increase of 1.0% due to two additional sales days. The decrease from operations is primarily due to slower demand in our flow control operations and weaker activity across our industrial OEM customer base.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

				Amount of change due to
	Nine Months Ended March 31,		Sales Decrease		Foreign Currency	Organic Change
Sales by Geographic Area	2020	2019		Acquisitions
United States	$2,188.3	$2,246.7	$(58.4)	$67.9	$—	$(126.3)
Canada	193.8	204.4	(10.6)	—	(0.7)	(9.9)
Other countries	138.5	138.9	(0.4)	—	(3.2)	2.8
Total	$2,520.6	$2,590.0	$(69.4)	$67.9	$(3.9)	$(133.4)
Sales in our U.S. operations were down $58.4 million or 2.6%, as acquisitions added $67.9 million or 3.0%. Excluding the impact of businesses acquired, U.S. sales were down $126.3 million or 5.6%, driven by a decrease of 6.7% from operations, offset by an increase of 1.1% due to two additional sales days. Sales from our Canadian operations decreased $10.6 million or 5.2%, and unfavorable foreign currency translation decreased Canadian sales by $0.7 million or 0.3%. Excluding the impact of foreign currency translation, Canadian sales were down $9.9 million or 4.9%, driven by a decrease of 6.0% from operations, offset by an increase of 1.1% due to two additional sales days. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $0.4 million or 0.3% from the prior year. Unfavorable foreign currency translation decreased other country sales by $3.2 million or 2.3%. Excluding the impact of currency translation, other country sales were up $2.8 million, or 2.0% during the quarter, due to an increase of 1.0% from operations and an increase of 1.0% due to two additional sales days.
Our gross profit margin was 28.9% in the nine months ended March 31, 2020 compared to 29.0% in the prior year period. The gross profit margin for the current year period was negatively impacted by 15 basis points for $3.9 million of non-routine expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory within the U.S. Service Center Based Distribution segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows the changes in selling, distribution and administrative expense (SD&A).

				Amount of change due to
	Nine Months Ended March 31,		SD&A Decrease		Foreign Currency	Organic Change
	2020	2019		Acquisitions
SD&A	$556.5	$556.9	$(0.4)	$17.5	$(0.4)	$(17.5)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 22.1% of sales in the nine months ended March 31, 2020 compared to 21.5% in the prior year period. SD&A decreased $0.4 million or 0.1% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the nine months ended March 31, 2020 by $0.4 million or 0.1% compared to the prior year period. SD&A from businesses acquired added $17.5 million or 3.1% of SD&A expenses, including $1.7 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A decreased $17.5 million or 3.1% during the nine months ended March 31, 2020 compared to the prior year period. The Company incurred $3.6 million of non-routine expenses related to severance and facility consolidation within the U.S. Service Center Based Distribution segment during the nine months ended March 31, 2020, compared to $1.6 million of restructuring expenses incurred during the the prior year period. Excluding the impact of acquisitions, total compensation excluding severance decreased $15.6 million during the nine months ended March 31, 2020, primarily due to the headcount reductions made by the Company during fiscal 2020. All other expenses within SD&A were down $3.9 million.
During the nine months ended March 31, 2020, the Company performed its annual goodwill impairment test. As a result of this test, the Company recorded a $131.0 million non-cash goodwill impairment charge related to the Company's FCX operations in the Fluid Power & Flow Control segment, primarily due to the overall decline in the industrial economy, specifically slower demand in FCX's end markets. The non-cash goodwill impairment charge decreased net income by $118.8 million and earnings per share by $3.07 million for the nine months ended March 31, 2020. In the prior year period, the Company recognized a non-cash impairment charge of $31.6 million for intangible assets related to the Company's Canadian operations within the Service Center Based Distribution segment, which decreased net income by $23.1 million and earnings per share by $0.59 per share for the nine months ended March 31, 2019.
Operating income decreased $119.9 million or 74.1%, primarily due to goodwill impairment charges of $131.0 million, and as a percent of sales decreased to 1.7% from 6.2% during the prior year period.
Operating income, before impairment charges, as a percentage of sales for the Service Center Based Distribution segment decreased to 9.5% in the current year period from 10.2% in the prior year period. Operating income, before impairment charges, as a percentage of sales for the Fluid Power & Flow Control segment decreased to 10.8% in the current year period from 11.2% in the prior year period.
Other income, net was $1.6 million in the nine months ended March 31, 2020, which included net favorable foreign currency transaction gains of $3.2 million, offset by unrealized losses on investments held by non-qualified deferred compensation trusts of $1.4 million and life insurance expense of $0.2 million. During the prior year period, other income, net was income of $0.5 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million and life insurance income of $0.4 million, offset by $0.1 million of expense from other items.
The effective income tax rate was 139.2% for the nine months ended March 31, 2020 compared to 21.3% for the nine months ended March 31, 2019. The goodwill impairment increased the effective tax rate for the nine months ended March 31, 2020 by 121.3%. The Company also recorded a $1.0 million tax benefit related to the CARES Act during the current year period, which decreased the effective tax rate by 6.7% for the nine months ended March 31, 2020. In the prior year period, the effective tax rate was increased by 2.9% due to the Company recording a valuation allowance of $3.8 million related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets, in addition to recording a $3.5 million favorable adjustment related to the Tax Cuts and Jobs Act in the nine months ended March 31, 2019, which favorably impacted the effective income tax rate by 2.6% in the prior year period.
As a result of the factors addressed above, the Company incurred a net loss of $5.9 million in the nine months ended March 31, 2020, a decrease of $110.1 million compared to net income of $104.2 million in the prior year period. Net loss per share was $0.15 per share for the nine months ended March 31, 2020, compared to net income per share of $2.66 per share in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2020, we had $945.0 million in outstanding borrowings. At June 30, 2019, we had $959.8 million in outstanding borrowings. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at March 31, 2020 was $714.7 million, compared to $724.3 million at June 30, 2019. The current ratio was 2.6 to 1 at March 31, 2020 and 2.7 to 1 at June 30, 2019.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2020	2019
Operating Activities	$169,624	$77,166
Investing Activities	(51,651)	(48,197)
Financing Activities	(55,959)	(35,470)
Exchange Rate Effect	(4,769)	(282)
Increase in Cash and Cash Equivalents	$57,245	$(6,783)
Net cash provided by operating activities was $169.6 million for the nine months ended March 31, 2020 compared to $77.2 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the nine months ended March 31, 2020 is related to working capital improvements.
Net cash used in investing activities during the nine months ended March 31, 2020 increased from the prior period primarily due to $16.2 million used for purchases of property in the current year period compared to $11.7 million in the prior year period.
Net cash used in financing activities during the nine months ended March 31, 2020 increased from the prior period primarily due to a change in net debt activity, as there was $14.8 million of net debt payments in the current year period compared to $17.7 million of net debt borrowings in the prior year period. This change was offset by $11.2 million of cash used for the purchase of treasury stock in the prior year period, while no treasury shares were purchased in the current year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the nine months ended March 31, 2020, the Company did not acquire any shares of treasury stock on the open market. At March 31, 2020, we had authorization to repurchase 864,618 shares. During the nine months ended March 31, 2019, we acquired 192,082 shares of treasury stock on the open market for $11.2 million.
Borrowing Arrangements
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. At March 31, 2020 and June 30, 2019, the Company had $599.0 million and $613.6 million, respectively, outstanding under the term loan. The interest rate on the term loan as of March 31, 2020 and June 30, 2019 was 2.75% and 4.19%, respectively. The Company had no amount outstanding under the revolver at March 31, 2020 or June 30, 2019. Unused lines under this facility, net of outstanding letters of credit of $1.8 million and $3.2 million, respectively, to secure certain insurance obligations, totaled $248.2 million and $246.8 million at March 31, 2020 and June 30, 2019, respectively, and were available to fund future acquisitions or other capital and operating requirements.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $3.8 million and $2.7 million as of March 31, 2020 and June 30, 2019, respectively, in order to secure certain insurance obligations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. As of March 31, 2020 and June 30, 2019, the Company borrowed $175.0 million under the AR Securitization Facility. The interest rate on the AR Securitization Facility as of March 31, 2020 and June 30, 2019 was 2.52% and 3.33%, respectively.
At March 31, 2020 and June 30, 2019, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120.0 million, carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%. A $25.0 million principal payment was made on the "Series D" notes in October 2019, and the remaining principal is due in October 2023. On October 30, 2019, the Company amended its unsecured shelf facility agreement with Prudential Investment Management to authorize the issuance of “Series E” notes, which have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due October 30, 2024.
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024. At March 31, 2020 and June 30, 2019, $1.0 million and $1.2 million was outstanding, respectively.
The new credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2020, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At March 31, 2020, the Company's net indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at March 31, 2020.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

			March 31,	June 30,
			2020	2019
Accounts receivable, gross			$537,361	$551,400
Allowance for doubtful accounts			13,280	10,498
Accounts receivable, net			$524,081	$540,902
Allowance for doubtful accounts, % of gross receivables			2.5%	1.9%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Provision for losses on accounts receivable	$5,296	$10	$9,988	$2,095
Provision as a % of net sales	0.64%	—%	0.40%	0.08%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 56.8 at March 31, 2020 compared to 55.2 at June 30, 2019.
Approximately 4.2% of our accounts receivable balances are more than 90 days past due, compared to 3.0% at June 30, 2019. On an overall basis, our provision for losses from uncollected receivables represents 0.40% of our sales in the nine months ended March 31, 2020, compared to 0.08% of sales for the nine months ended March 31, 2019. The increase primarily relates to provisions recorded in the current year for customer credit deterioration and bankruptcies primarily in the U.S. operations of

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended March 31, 2020 was 4.0 compared to 4.2 at June 30, 2019.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2020.

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
In addition, please review the various risk factors relating to the COVID-19 pandemic discussed in Part II, Item 1A of this Form 10-Q. We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2019.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

In addition to other information set forth in this report, you should carefully consider the following factor that could materially affect our business, financial condition, or results of operations. The factor below should be read in conjunction with those factors described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, which information is incorporated here by reference.

The extent to which the COVID-19 pandemic and measures taken in response thereto continue to impact our results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted. The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption. The extent to which the pandemic impacts our results of operations and financial condition will depend on evolving factors that are uncertain and cannot be predicted, including the following: the duration, spread, and severity of the pandemic in the countries in which we operate; responsive measures taken by governmental authorities, businesses, and individuals; the effect on our customers and their demand for our products and services; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our products and services and otherwise operate effectively, including as a result of travel restrictions and associates working from home; disruptions to our operations resulting from associate illness; restrictions or disruptions to, or reduced availability of, transportation; customers’ ability to pay for our services and products; closures of our facilities or those of our customers or suppliers; the impact of reduced customer demand on purchasing incentives we earn from suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The effects of the COVID-19 pandemic have resulted and will result in lost or delayed sales to us, and we have experienced business disruptions as we have modified our business practices (including travel, work locations, and cancellation of physical participation in meetings). In addition, the pandemic’s impact on the economy may affect the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, and interest rates. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The pandemic’s effects could also amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and could materially and adversely affect our business, financial condition, results of operations, and/or stock price.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2020 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 to January 31, 2020	0	$0.00	0	864,618
February 1, 2020 to February 29, 2020	0	$0.00	0	864,618
March 1, 2020 to March 31, 2020	0	$0.00	0	864,618
Total	0	$0.00	0	864,618

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

10.1	Restricted Stock Award Terms and Conditions (Directors)

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

95	Mine safety and health disclosures

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	May 1, 2020	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	May 1, 2020	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer