Form 10-K
period 2020-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2020-08-14
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission file number 1-2299

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Ohio			34-0117420
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1 Applied Plaza	Cleveland	Ohio	44115
(Address of Principal Executive Offices)			(Zip Code)
(216) 426-4000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, without par value	AIT	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2019): $2,554,970,000.

The registrant had outstanding 38,711,670 shares of common stock as of August 7, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of Applied Industrial Technologies, Inc., to be held October 27, 2020, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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

ITEM 1. BUSINESS
In this annual report on Form 10-K, “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the Company” refer to Applied and its subsidiaries.
We are a leading distributor and solutions provider of industrial motion, power, and control technologies. Through our comprehensive network of approximately 6,200 associates and 580 facilities including service center, fluid power, flow control, and automation operations, as well as repair shops and distribution centers, we offer a selection of more than 7 million stock keeping units with a focus on industrial bearings, power transmission products, fluid power components and systems, specialty flow control solutions, and robotics and machinery automation. We market our products with a set of service solutions including inventory management, engineering, design, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both MRO (maintenance, repair, and operating) and OEM (original equipment manufacturing) applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore. Headquartered in Cleveland, Ohio, Applied and its predecessor companies have engaged in business since 1923.
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
GENERAL DEVELOPMENT OF BUSINESS Information regarding developments in our business can be found in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference.
VALUE PROPOSITION
We serve a segment of the industrial distribution market that requires technical expertise and service given that our products and solutions are directly tied to industrial companies’ production and efficiency initiatives. As such, we believe we are integral to our customers’ supply chains considering the critical nature and direct exposure our solutions have on our customers’ core production equipment and plant capabilities. While we compete with other distributors and service providers offering products and solutions addressing this area of the industrial supply chain, we believe our industry position and value proposition benefits from relative advantages tied to the following key attributes:
1) Technical expertise in motion control technologies and related service offerings
2) Broad in-stock product offering, inventory availability, and repair capabilities
3) Tenured relationships with industrial customers and leading suppliers
4) Scale and proximity of our service center network relative to customer facilities
5) Leading positions in engineered fluid power and flow control solutions
6) Expanding capabilities in machinery and robotic automation
7) Talent acquisition and development of technically-oriented sales associates, engineers, and service personnel
8) Business systems and distribution capabilities
9) Complementary offerings including indirect consumable supply inventory management
We focus on helping customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs. A primary focus for our service center network is responding to a critical “break-fix” situation, which requires knowledge of a customer’s facility, localized inventory, timely delivery capabilities, service execution, and accountability. In addition, our fluid power, flow control, and automation operations design, engineer, and integrate solutions focused on making a customer’s operations and equipment more productive, cost-efficient, and automated. We believe our products and solutions are increasingly critical within the industrial supply chain given an aging and tighter customer labor force, more sophisticated production equipment and processes, a greater focus on plant floor optimization, and compliance and regulatory requirements.
INDUSTRY AND COMPETITION
We primarily compete within North America which we believe offers significant growth potential given our industry position, established distribution and sales network, market fragmentation, and customer technical requirements, as well as opportunities tied to automation and smart technologies. Growth within our industry is influenced by broader industrial production and capacity utilization, as well as inflation, labor dynamics, capital spending, geopolitical events, factory optimization initiatives, changes in industrial equipment technologies, and supply chain requirements.
Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, and linear motion components, and to a lesser extent providers of tools, safety products, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations. We also compete with original equipment manufacturers and integrators. The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
STRATEGIC GROWTH AND OPERATIONAL OPPORTUNITIES

•
Capture market share across our core service center network. Our network of service centers located close to industrial companies allows us to respond quickly and effectively to critical MRO situations involving direct production infrastructure and industrial equipment. We believe more sophisticated industrial production processes, customer labor constraints, and increased manufacturing activity across North America could drive greater demand for our products and services. We continue to deploy initiatives to further enhance our capabilities across our service center network and gain market share. These include investments in analytics, strategic account penetration, sales process optimization, talent development, and digital capabilities, as well as fully leveraging and cross-selling our expanded product and service platform across fluid power, flow control, automation, and consumables solutions.

•
Extend our leading fluid power and flow control position as demand for comprehensive solutions grows. We provide innovative fluid power and flow control solutions including systems design and engineering, electronic control integration, software programing, valve actuation, compliance consulting, fabrication and assembly, and dedicated service and repair. Demand for these solutions is increasing across a variety of industrial, off-highway mobile, technology, and process related applications given a greater focus on power consumption, plant efficiency and automation, emissions control, remote monitoring, advancements in machining, regulatory and compliance standards, and data analytics. We believe our service and engineering capabilities, shop network, and supplier relationships are key competitive advantages supporting our ability to capture a greater share of this market growth opportunity in coming years.

•
Leverage technical industry position in developing growth around emerging industrial technologies. We believe we are positioned to capture emerging opportunities relating to automation and smart technologies focused on optimizing and connecting customers’ industrial supply chains. Our position reflects our technical product focus, service capabilities, embedded customer relationships and knowledge across direct production infrastructure and equipment, and existing supplier relationships. Following our acquisition of Olympus Controls in fiscal 2020, we now offer products and solutions focused on the design, assembly, integration, and distribution of motion control, machine vision, and robotic technologies. We expect to continue to expand our automation footprint and capabilities in coming years, as well as pursue opportunities tied to the Industrial Internet of Things (IIoT). We believe this market potential could be meaningful as technology continues to converge within traditional industrial supply chains and end-markets.

•
Execute ongoing operational initiatives supporting margin profile. We have a number of initiatives focused on driving operational improvements throughout the organization. Systems investments in recent years including common ERP platforms are supporting opportunities in leveraging shared services, refining our sales management process, and standardizing pricing and sourcing functions, while we continue to optimize our shop and distribution network and analytics. We also remain focused on achieving margin synergies across our operations following expansion into flow control and automation. This includes enhanced pricing functions, leveraging vendor procurement, freight savings, and refined cost management. Combined with growth in more profitable areas of our business, we see ongoing opportunity to optimize our margin profile and cash generation in coming years.

•
Pursue acquisitions to supplement growth and strengthen industry position. We expect to pursue additional acquisitions aligned with our growth strategy and long-term financial targets. We view acquisitions as an important growth consideration given high fragmentation, greater operational and technical requirements, and supplier authorizations within the markets we serve. We believe our sourcing strategy, cash generation capabilities, and operational discipline are key to our acquisition success. Over the near to intermediate-term, our acquisition priorities are focused on continuing to expand our current offerings, while further enhancing our technical differentiation and value-added service capabilities.
OPERATIONS
Our distribution and sales network consists of approximately 460 locations in our Service Center Distribution segment and 120 locations in our Fluid Power & Flow Control segment. This includes service centers, distribution centers, and facilities tied to our fluid power, flow control, and automation operations. Our service centers resemble local inventory hubs located in close proximity to our customers and focused primarily on MRO related fulfillment and service needs. Our fluid power, flow control, and automation locations support technical and shop-oriented services integral to the more specialized and integrated nature of the products and solutions they provide. Other operations and channels we market through include inventory management services for indirect consumable supplies and digital solutions including our Applied.com website, electronic data interchange (EDI) and other electronic interfaces with customers' technology platforms and plant maintenance systems.
Our distribution centers provide daily service to our service centers, helping replenish inventories and shipping products directly to customers where appropriate. An efficient supply chain and timely delivery of our products is vital to our value proposition particularly when customers require products for emergency repairs. We utilize dedicated third-party transportation providers, our own delivery vehicles, as well as surface and air common carrier and courier services. Customers may also pick up items at our service centers. We maintain product inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items specific to local customer demand.
Our operations are primarily based in the U.S. where 87% of our fiscal 2020 sales were generated. We also have international operations, the largest of which is in Canada (8% of fiscal 2020 sales) with the balance (5% of fiscal 2020 sales) in Mexico, Australia, New Zealand, and Singapore.
SUPPLIERS
We are a leading distributor of products including bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, machinery and robotics automation products, industrial rubber products, linear motion components, tools, safety products, and other industrial and maintenance supplies.
These products are generally supplied to us by manufacturers whom we serve as a non-exclusive distributor. The suppliers also may provide us product training, as well as sales and marketing support. Authorizations to represent particular suppliers and product lines vary by geographic region, particularly for our fluid power and flow control businesses. We believe our supplier relationships are generally good, and many have existed for decades. The disruption of relationships with certain suppliers, or the disruption of their operations, could adversely affect our business.
Our product suppliers typically confine their direct sales activities to large-volume transactions, mainly with large original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer, but instead refer the customer to us or another distributor.
MARKETS
We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, cement, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, mining, oil and gas, primary metals, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 3% of our fiscal 2020 sales.
SERVICES
We believe part of our success, differentiation, and competitive advantage is attributable to the comprehensive set of services and solutions we provide, which we view as critical given the technical nature and application of our core product offering of motion, power, control, and automation technologies. The foundation of our service capabilities lies with our technically oriented associate team, which includes engineers, industry segment specialists, mechanics, technicians, fluid power specialists, as well as our systems, shop network, and supplier relationships. We believe knowledge and service capabilities relating to our core product offering are increasingly needed across our customer base given skilled labor constraints within their operations, maintenance requirements, and more sophisticated plant equipment and processes. Our services and solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships. See the Reportable Segments section below for more detail on the various service solutions we provide to customers.
REPORTABLE SEGMENTS
We report results of operations in two segments: 1) Service Center Based Distribution, and 2) Fluid Power & Flow Control. In fiscal 2020, our Service Center Based Distribution segment represented 69% of our total sales, while our Fluid Power & Flow Control segment represented 31% of our total sales.
Service Center Based Distribution. Our Service Center Based Distribution segment includes our legacy MRO distribution operations across North America, Australia, and New Zealand. This business operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of motion control infrastructure and production equipment. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment.
Service center locations are stocked with product inventory tailored to each local market and staffed with customer sales and service representatives, account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make onsite calls to customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs. Industry specialists assist with product applications in their areas of expertise. Service centers market product offerings with a suite of services that create additional value for the customer. This includes onsite training, product fabrication and repair, and inventory management solutions. We also provide analysis and measurement of productivity improvement and cost savings potential from these services through our Applied Documented Value-Added® (DVA®) reports.
The segment includes operations focused on certain end markets and indirect consumable supplies through vendor managed inventory solutions, as well as regional fabricated rubber shops and service field crews, which install, modify, and repair conveyor belts and rubber linings, and make hose assemblies in accordance with customer requirements.
Fluid Power & Flow Control. Our Fluid Power & Flow Control segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, and engineered flow control products and services. We believe we are the largest distributor and solutions provider of fluid power and industrial flow control products and solutions in the U.S. The segment also includes our operations that focus on robotic and machinery automation solutions following the acquisition of Olympus Controls in August 2019.
Our fluid power operations offer products and services primarily used within industrial, off-highway mobile, and technology applications. Fluid power products include hydraulic and pneumatic technologies using liquids and gases to transmit power, typically in smaller spaces than other forms of power transmission. Hydraulic products offer high power to weight ratios, high torque at low speeds, and power reliability, while pneumatic products are focused on lightweight applications in need of speed and precision. Our fluid power products and solutions are commonly used for off-highway equipment, heavy industrial equipment and machines at factories, marine and offshore equipment, factory automation, food processing equipment, packaging operations, and downstream energy process systems. Operations are supported by a team of certified fluid power specialists, mechanics, technicians, and engineers that provide technical services ranging from system design and integration, electronic control integration, hydraulic assemblies, repair and rebuild, manifold design and assembly, customized filtration solutions, software programming and repair, and hydraulic system retrofits.
Our specialty flow control operations encompass the operations of our fiscal 2018 acquisition of FCX Performance, Inc., which provides highly engineered process flow control products, solutions, and services. Products include pumps, valves, fittings, hoses, process instrumentation, actuators, and filtration supplies which are used to control the flow of liquids and gases in mission-critical industrial applications. Our flow control products and services are focused on MRO related applications; OEMs; and engineering, procurement, and construction (EPC) firms across a variety of industries including chemicals, steel, power, oil and gas, pulp and paper, pharmaceuticals, food and beverage, and general industrials. Similar to our fluid power operations, our flow control offering includes technical service capabilities such as flow control systems integration, repair services, valve actuation, process instrumentation, pipe and hose fabrication, and compliance consulting.

Our robotic and machinery automation operations encompass our fiscal 2020 acquisition of Olympus Controls, which provides solutions focused on the design, assembly, integration, and distribution of motion control, machine vision, and robotic technologies for OEMs, machine builders, integrators, and other industrial and technology end users. Products and solutions are marketed across a variety of industries including technology, medical, life sciences, logistics, and general industrial. Olympus Controls helps customers develop, produce, and integrate machine automation solutions using comprehensive technology and industry processes.
BACKLOG AND SEASONALITY
Backlog orders are not material to our business as a whole, although they are a more important factor for our fluid power and flow control businesses. Our business has exhibited minor seasonality. In particular, sales per day during the first half of our fiscal year have historically been slightly lower than the second half due, in part, to the impact of customer plant shutdowns, summer vacations and holidays.
PATENTS, TRADEMARKS, TRADE NAMES, AND LICENSES
Customer recognition of our service marks and trade names, including Applied Industrial Technologies®, Applied®, and AIT®, is an important contributing factor to our sales. Patents and licenses are not of material importance to our business.
RAW MATERIALS AND GENERAL BUSINESS CONDITIONS
Our operations are dependent on general industrial and economic conditions. We would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by events or conditions that have an adverse effect on industrial activity generally in the markets we serve or on key customer industries.
NUMBER OF EMPLOYEES
At June 30, 2020, we had approximately 6,200 employees.
WORKING CAPITAL
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
ENVIRONMENTAL LAWS
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

The extent to which the COVID-19 pandemic and measures taken in response thereto continue to impact our results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted. The COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption. The extent to which the pandemic continues to impact our results of operations and financial condition will depend on evolving factors that are uncertain and cannot be predicted, including the following: the duration, spread, and severity of the pandemic in the countries in which we operate; responsive measures taken by governmental authorities, businesses, and individuals; the effect on our customers and their demand for our products and services; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our products and services and otherwise operate effectively, including as a result of travel restrictions and associates working from home; disruptions to our operations resulting from associate illness; restrictions or disruptions to, or reduced availability of, transportation; customers’ ability to pay for our services and products; closures of our facilities or those of our customers or suppliers; the impact of reduced customer demand on purchasing incentives we earn from suppliers; and how quickly and to what extent normal economic and operating conditions can resume. The effects of the COVID-19 pandemic have resulted and will result in lost or delayed sales to us, and we have experienced business disruptions as we have modified our business practices (including travel, work locations, and cancellation of physical participation in meetings). In addition, the pandemic’s impact on the economy may affect the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, and interest rates. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. The pandemic’s effects may also amplify the other risks and uncertainties described in this Annual Report on Form 10-K, and may continue to materially and adversely affect our business, financial condition, results of operations, and/or stock price.
Our business could be adversely affected if we do not successfully execute our strategies to grow sales and earnings. We have numerous strategies and initiatives to grow sales, leveraging the breadth of our product offering, supplier relationships, and value-added technical capabilities to differentiate us and improve our competitive position. We also continually seek to enhance gross margins, manage costs, and otherwise improve earnings. Many of our activities target improvements to the consistency of our operating practices across our hundreds of locations. If we do not implement these initiatives effectively, or if for other reasons they are unsuccessful, our business could be adversely affected.
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
Loss of key supplier authorizations, lack of product availability, or changes in distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products, could put us at a competitive disadvantage and have a material adverse effect on our business. Supply interruptions could arise from raw materials shortages, inadequate manufacturing capacity or utilization to meet demand, financial problems or insolvency, trade issues, labor disputes, public health emergencies, weather conditions affecting suppliers' production, transportation disruptions, or other reasons beyond our control.
In addition, as a distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or us in particular, in a manner that adversely impacts us. For example, key suppliers could change the following: the prices we must pay for their products relative to other distributors or relative to competing brands; the geographic or product line breadth of distributor authorizations; supplier purchasing incentive or other support programs; product purchase or stocking expectations; or the extent to which the suppliers seek to serve end users directly.
An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. The industry remains fragmented, but is consolidating. Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, automation technologies, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Existing competitors have, and future competitors may have, greater financial or other resources than we do, broader or more appealing product or service offerings, greater market presence, stronger relationships with key suppliers or customers, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies and sales methods, or otherwise through competitive advantage, our sales and profitability could be adversely affected. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to our product and services portfolio or our e-commerce and inventory management solutions. Technological evolution or other factors can render product offerings obsolete, potentially impairing our competitive position and our inventory values.
The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand. Certain product suppliers have historically offered to their distributors, including us, incentives for purchasing their products. In addition to market or customer account-specific incentives, certain suppliers pay incentives to the distributor for attaining specific purchase volumes during a program period. In some cases, to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When demand for our products declines, we may be less inclined to add inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.
Trade policies can have an adverse impact on industries we sell into, potentially negatively affecting our net sales and profits. Changes to trade policies or agreements, including the recently enacted United States-Mexico-Canada Agreement (USMCA), can disrupt geographic and industry demand trends. While Applied primarily serves markets in the United States, a significant portion of our domestic customer base exports or serves exporters. U.S. government-imposed tariffs or taxes that penalize imports can be met with countermeasures by foreign governments, or can otherwise impact industrial production, and it becomes difficult to determine what the net effect of such actions is on Applied’s net sales and profits. It is possible that such changes could adversely affect our financial results.
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
Our ability to transact business is highly reliant on information systems. A disruption or security breach could materially affect our business, financial condition, or results of operation. We depend on information systems to, among other things, process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, ship products to customers on a timely basis, maintain cost-effective operations, provide superior service to customers, conduct business communications, and compile financial results. A serious, prolonged disruption of our information systems, due to man-made or natural causes, including power or telecommunications outage, or breach in security, could materially impair fundamental business processes and increase expenses, decrease sales, or otherwise reduce earnings.
Because of our reliance on information systems, we are vulnerable to the growing threat of damage or intrusion from computer viruses or other cyber-attacks, including ransomware and business e-mail compromise, on our systems. Despite precautions taken to prevent or mitigate the risks of such incidents, breaches of our systems could not only cause business disruption, but could also result in the theft of funds, the theft, loss, or disclosure of proprietary or confidential information, or the breach of customer, supplier, or employee information. A security incident involving our systems, or even an inadvertent failure to comply with data privacy and security laws and regulations, could negatively impact our sales, damage our reputation, and cause us to incur unanticipated legal liability, remediation costs, and other losses and expenses.
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
We incurred a substantial amount of debt in 2018 to complete the acquisition of FCX Performance, Inc. ("FCX"), a distributor of specialty process flow control products and services. The aggregate purchase price of FCX was $781.8 million. To service our debt, we require a significant amount of cash that may limit our ability to pay dividends, repurchase our shares, or complete other acquisitions or strategic initiatives. In connection with the FCX acquisition, we entered into a new credit facility pursuant to which we incurred approximately $780.0 million in term loan indebtedness and approximately $250.0 million in revolving indebtedness capacity. This indebtedness substantially increased our leverage and requires significant future principal and interest payments. As of June 30, 2020, we had total debt obligations outstanding of $935.3 million. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. The additional leverage may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to businesses in our industry that have lower levels of indebtedness. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our additional indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.
Goodwill, long-lived, and other intangible assets recorded as a result of our acquisitions could become impaired. We review goodwill, long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. In 2020, we recorded a $131.0 million non-cash impairment charge for goodwill associated with the FCX business.
As of June 30, 2020, we had $540.6 million of goodwill and $343.2 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
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
For more information regarding borrowing and interest rates, see the following sections below: “Liquidity and Capital Resources” in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations;” Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk;” and notes 6 and 7 to the consolidated financial statements, included below in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.
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
An interruption of operations at our headquarters or distribution centers, or in our means of transporting product, could adversely impact our business. Our business depends on maintaining operating activity at our headquarters and distribution centers, and being able to receive and deliver product in a timely manner. A serious, prolonged interruption due to power or telecommunications outage, security incident, terrorist attack, public health emergency, earthquake, extreme weather events, other natural disasters, fire, flood, transportation disruption, or other interruption could have a material adverse effect on our business and financial results.
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
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 13% of our sales in 2020. This presence outside the U.S. increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions, and currency exchange fluctuations.
Our foreign operations' results are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. Fluctuations in currency exchange rates affect our operating results and financial position, as well as the comparability of results between financial periods.
We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined. As of June 30, 2020, we had approximately $764.3 million of aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”).  In addition, as of June 30, 2020, approximately $431.0 million of this variable rate debt was converted to a fixed rate through an interest rate swap.  The swap agreement was entered into in January 2019 and is indexed to LIBOR. Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.
We are subject to litigation and regulatory risk due to the nature of our business, which may have a material adverse effect on our business. From time to time, we are involved in lawsuits or other legal proceedings that arise from our business. These may, for example, relate to product liability claims, commercial disputes, personal injuries, or employment-related matters. In addition, we could face claims over other matters, such as claims arising from our status as a public company or government contractor, our engagement in international trade, or otherwise relating to our compliance with a wide array of laws and regulations to which we are subject. Our contracts with federal, state, and local governments subject us to various laws and regulations governing these contracts, increased costs of compliance, and the potential for government audits. The defense and ultimate outcome of lawsuits or other legal proceedings or inquiries may result in higher operating expenses, the inability to participate in existing or future government contacts, or other adverse consequences, which could have a material adverse effect on our business, financial condition, or results of operations.

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
In addition to the risks identified above, other risks to our future performance include, but are not limited to, the following:

•	changes in customer preferences for products and services of the nature, brands, quality, or cost sold by us;

•	changes in customer procurement policies and practices;

•	changes in the market prices for products and services relative to the costs of providing them;

•	changes in operating expenses;

•	organizational changes in the Company;

•	government regulation, legislation, or policies, including with respect to federal tax policy, international trade, data privacy and security, and government contracting;

•	the variability and timing of new business opportunities including acquisitions, customer relationships, and supplier authorizations;

•	the incurrence of debt and contingent liabilities in connection with acquisitions; and

•	changes in accounting policies and practices that could impact our financial reporting and increase compliance costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2020, we owned real properties at 117 locations and leased 433 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2020:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, hose shop
Florence, Kentucky	Distribution center
Baldwinsville, New York	Offices, warehouse, and fluid power shop
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2020 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Midland, Michigan	Flow control shop
Elyria, Ohio	Product return center and service center
Strongsville, Ohio	Offices and warehouse
Portland, Oregon	Distribution center
Stafford, Texas	Offices, warehouse, and flow control shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Nisku, Alberta	Offices, service center, and shops
Winnipeg, Manitoba	Distribution center and service center
The properties in Baldwinsville, Newark, Midland, and Stafford are used in our Fluid Power & Flow Control segment. The Fontana and Longview properties are used in both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment. The remaining properties are used in the Service Center Based Distribution segment.
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

ITEM 3. LEGAL PROCEEDINGS.
Applied and/or one of its subsidiaries is a party to pending legal proceedings with respect to product liability, commercial, personal injury, employment, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of reasonably possible loss, we do not expect, based on circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on Applied's consolidated financial position, results of operations, or cash flows.
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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 29, 2019:
:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since 2013 and Chief Executive Officer since 2011.	56
Fred D. Bauer	Vice President-General Counsel & Secretary since 2002.	54
Warren E. Hoffner	Vice President, General Manager-Fluid Power & Flow Control since October 2018. He served as Vice President, General Manager-Fluid Power from 2003 to October 2018. The Board of Directors designated Mr. Hoffner an executive officer in October 2015.	60
Kurt W. Loring	Vice President-Chief Human Resources Officer since 2014.	51
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017. Prior to joining Applied, from 2015 to May 2017, Mr. Wells was Vice President & Chief Financial Officer of ESAB, a manufacturer of welding and material cutting products and a division of Colfax Corporation (NYSE: CFX). Prior to then he was Vice President & Chief Financial Officer of Apex Tool Group, a manufacturer of hand and power tools.	57

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” Information concerning the quarterly stock dividends for the fiscal years ended June 30, 2020, 2019, and 2018 and the number of shareholders of record as of August 7, 2020 are set forth in Item 8, “Financial Statements and Supplementary Data,” in the “Quarterly Operating Results” table. That information is incorporated here by reference.
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2020.

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 to April 30, 2020	0	—	0	864,618
May 1, 2020 to May 31, 2020	0	—	0	864,618
June 1, 2020 to June 30, 2020	0	—	0	864,618
Total	0	—	0	864,618

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

(In thousands, except per share amounts and statistical data)	2020	2019	2018 (c)	2017	2016
Consolidated Operations — Year Ended June 30
Net sales	$3,245,652	$3,472,739	$3,073,274	$2,593,746	$2,519,428
Depreciation and amortization of property	21,196	20,236	17,798	15,306	15,966
Amortization:
Intangible assets	41,553	41,883	32,065	24,371	25,580
SARs and stock options	2,954	2,437	1,961	1,891	1,543
Operating income (a) (b) (e)	88,989	233,788	225,827	175,386	89,782
Net income (a) (b) (d) (e)	24,042	143,993	141,625	133,910	29,577
Per share data:
Net income:
Basic	0.62	3.72	3.65	3.43	0.75
Diluted (a) (b) (d) (e)	0.62	3.68	3.61	3.40	0.75
Cash dividend	1.26	1.22	1.18	1.14	1.10

Year-End Position — June 30
Working capital	$733,686	$724,344	$625,469	$572,789	$507,238
Long-term debt (including portion classified as current)	935,276	959,829	966,063	291,982	328,334
Total assets	2,283,551	2,331,697	2,285,741	1,387,595	1,312,025
Shareholders’ equity	843,542	897,034	814,963	745,256	657,916

Year-End Statistics — June 30
Current ratio	2.7	2.7	2.4	2.8	2.8
Operating facilities	580	600	610	552	559
Shareholders of record (f)	3,772	4,165	4,323	4,687	5,372
Return on assets (a) (b) (d) (e) (g)	1.0%	6.3%	8.0%	10.2%	2.2%
Return on equity (a) (b) (d) (e) (h)	2.8%	16.8%	18.2%	19.1%	4.2%

Capital expenditures	$20,115	$18,970	$23,230	$17,045	$13,130

Cash Returned to Shareholders During the Year
Dividends paid	$48,873	$47,266	$45,858	$44,619	$43,330
Purchases of treasury shares	—	11,158	22,778	8,242	37,465
Total	$48,873	$58,424	$68,636	$52,861	$80,795

(a)
A goodwill impairment charge in fiscal 2020 reduced operating income by $131.0 million, net income by $118.8 million, and diluted earnings per share by $3.04. Excluding the goodwill impairment charge, the fiscal 2020 return on assets would be 6.5% and return on equity would be 16.4%.

(b)
A long-lived intangible asset impairment charge in fiscal 2019 reduced operating income by $31.6 million, net income by $26.9 million, and diluted earnings per share by $0.69, which includes the impact of a $3.8 million valuation allowance on certain Canadian deferred tax assets. Excluding the long-lived intangible asset impairment charge, the fiscal 2019 return on assets would be 7.5% and return on equity would be 20.0%.

(c)	FY 2018 includes the acquisition of FCX Performance, Inc. from the acquisition date of 1/31/2018.

(d)
FY 2017 includes a tax benefit pertaining to a worthless stock tax deduction of $22.2 million, or $0.56 per share. Excluding the worthless stock tax deduction, the fiscal 2017 return on assets would be 8.5% and return on equity would be 16.2%.

(e)
A goodwill impairment charge in fiscal 2016 reduced operating income by $64.8 million, net income by $63.8 million, and diluted earnings per share by $1.62. Excluding the goodwill impairment charge, the fiscal 2016 return on assets would be 6.7% and return on equity would be 12.8%.

(f)	Includes participant-shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan and shareholders in the Company's direct stock purchase program.

(g)	Return on assets is calculated as net income divided by monthly average assets.

(h)	Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With more than 6,200 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2020, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from approximately 580 facilities.
The following is Management's Discussion and Analysis of significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows in Item 8 under the caption "Financial Statements and Supplementary Data." When reviewing the discussion and analysis set forth below, please note that a significant number of SKUs (Stock Keeping Units) we sell in any given year were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Our fiscal 2020 consolidated sales were $3.2 billion, a decrease of $227.0 million or 6.5% compared to the prior year, with the acquisitions of Fluid Power Sales Inc. (FPS), MilRoc Distribution (MilRoc), Woodward Steel (Woodward) and Olympus Controls (Olympus) increasing sales by $80.7 million or 2.3% and unfavorable foreign currency translation of $10.5 million decreasing sales by 0.3%. Gross profit margin decreased to 28.9% for fiscal 2020 from 29.0% for fiscal 2019. The gross margin was negatively affected by 12 basis points for $3.9 million of non-routine expense recorded in cost of sales related to inventory reserves for excess and obsolete inventory for certain locations that were closed during the year within the U.S. operations of the Service Center Based Distribution segment. Operating margin decreased to 2.7% in fiscal 2020 from 6.7% in fiscal 2019. The reduction in operating margin is primarily due to a $131.0 million non-cash goodwill impairment charge recorded during fiscal 2020 related to the goodwill associated with the Company's FCX Performance, Inc. (FCX) operations within the Fluid Power & Flow Control segment. The prior fiscal year included a $31.6 million non-cash intangible impairment charge related to the long-lived intangible assets associated with the Company's Canadian operations within the Service Center Based Distribution segment. The non-cash impairment charges decreased net income by $118.8 million and earnings per share by $3.04 per share for fiscal 2020 and decreased net income by $23.1 million and earnings per share by $0.59 per share for fiscal 2019.
During fiscal 2020, the Company recorded non-routine expense of $9.0 million related to consolidating locations and reducing headcount primarily within the Company's U.S. operations of the Service Center Based Distribution segment. Of the total, $3.9 million related to inventory reserves for excess and obsolete inventory for certain locations that were closed during the year recorded within cost of sales, and $5.1 million related to severance and facility consolidation recorded within selling, distribution and administrative expense. Also, the Company recorded a $1.0 million tax benefit related to the Coronavirus Aid, Relief, and Economic Security (CARES) Act within income tax expense. Total non-routine charges reduced gross profit by $3.9 million, decreased operating income by $9.0 million, and decreased net income by $5.8 million for fiscal 2020.
During the current fiscal year, the COVID-19 pandemic significantly impacted the business.  We are classified as critical infrastructure and our facilities remain open and operational as they adhere to health and safety policies. Demand was challenging in the second half of the fiscal year as customers in many of our core manufacturing end markets idled or reduced production capacity and facility utilization in response to the pandemic. Underlying trends remain subdued but are exhibiting stability into our fiscal 2021 first quarter with organic sales down mid-teens year-over-year through early August. We are continuing to monitor the impact of the COVID-19 pandemic and continue to take appropriate cost actions.  Cost measures implemented to date include reduced discretionary spend, staff realignments, temporary furloughs and pay reductions, suspension of 401(k) company match, and other expense reduction actions.
Our earnings per share was $0.62 in fiscal 2020 versus $3.68 in fiscal year 2019.

Shareholders’ equity was $843.5 million at June 30, 2020 compared to $897.0 million at June 30, 2019. Working capital increased $9.3 million from June 30, 2019 to $733.7 million at June 30, 2020. The current ratio was 2.7 to 1 at June 30, 2020 and at June 30, 2019.
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
The MCU (total industry) and IP indices decreased during the second half of fiscal 2020 correlating with an overall decline in the industrial economy in the same period. The ISM PMI registered 52.6 in June 2020, an increase from the June 2019 revised reading of 51.6. A reading above 50 generally indicates expansion. The index readings for the months during the current quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2020	68.6	52.6	93.3
May 2020	65.1	43.1	87.0
April 2020	64.2	41.5	83.8
March 2020	73.5	49.1	99.6
December 2019	77.2	47.8	105.1
September 2019	77.4	48.2	104.5
June 2019	77.7	51.6	105.0
RESULTS OF OPERATIONS
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended June 30, 2020 and 2019. For the comparison of the years ended June 30, 2019 and 2018, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2019 Annual Report on Form 10-K.
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2020	2019	% Change
Net Sales	100.0%	100.0%	(6.5)%
Gross Profit Margin	28.9%	29.0%	(6.9)%
Selling, Distribution & Administrative	22.1%	21.4%	(3.3)%
Operating Income	2.7%	6.7%	(61.9)%
Net Income	0.7%	4.1%	(83.3)%
Sales in fiscal 2020 were $3.2 billion, which was $227.0 million or 6.5% below the prior year, with sales from acquisitions adding $80.7 million or 2.3% and unfavorable foreign currency translation accounting for a decrease of $10.5 million or 0.3%. There were 253.5 selling days in fiscal 2020 and 251.5 selling days in fiscal 2019. Excluding the impact of businesses acquired and foreign currency translation, sales were down $297.2 million or 8.5% during the year, driven by a 9.4% decrease from operations due to weak demand across key end markets, further impacted by the economic slowdown resulting from the COVID-19 pandemic, offset by an increase of 0.9% due to two additional sales days.

The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Decrease	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2020	2019
Service Center Based Distribution	$2,242.0	$2,452.9	$(210.9)	$23.8	$(10.5)	$(224.2)
Fluid Power & Flow Control	1,003.7	1,019.8	(16.1)	56.9	—	(73.0)
Total	$3,245.7	$3,472.7	$(227.0)	$80.7	$(10.5)	$(297.2)
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $210.9 million, or 8.6%. Acquisitions within this segment increased sales by $23.8 million or 1.0%, and unfavorable foreign currency translation decreased sales by $10.5 million or 0.4%. Excluding the impact of businesses acquired and the impact of foreign currency translation, sales decreased $224.2 million or 9.2% during the year, driven by a 10.0% decrease from operations due to weak demand across key end markets, offset by an increase of 0.8% due to two additional sales days.
Sales of our Fluid Power & Flow Control segment decreased $16.1 million or 1.6%. Acquisitions within this segment, primarily Olympus, increased sales $56.9 million or 5.6%. Excluding the impact of businesses acquired, sales decreased $73.0 million or 7.2%, driven by a 8.0% decrease from operations, offset by an 0.8% increase due to two additional sales days. The decrease from operations is primarily due to slower demand in our flow control operations and weaker activity across our industrial OEM customer base.
The following table shows changes in sales by geographical area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Decrease	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2020	2019
United States	$2,819.4	$3,016.7	$(197.3)	$80.7	$—	$(278.0)
Canada	248.6	271.3	(22.7)	—	(2.7)	(20.0)
Other countries	177.7	184.7	(7.0)	—	(7.8)	0.8
Total	$3,245.7	$3,472.7	$(227.0)	$80.7	$(10.5)	$(297.2)
Sales in our U.S. operations decreased $197.3 million or 6.5%, with acquisitions adding $80.7 million or 2.7%. Excluding the impact of businesses acquired, U.S. sales were down $278.0 million or 9.2%, driven by a decrease of 10.0% from operations, offset by an increase of 0.8% due to two additional sales days. Sales from our Canadian operations decreased $22.7 million or 8.4%, and unfavorable foreign currency translation decreased Canadian sales by $2.7 million or 1.0%. Excluding the impact of foreign currency translation, Canadian sales were down $20.0 million or 7.4%, driven by a decrease of 8.2% from operations, offset by an increase of 0.8% due to two additional sales days. Consolidated sales from our other country operations decreased $7.0 million or 3.8% compared to the prior year. Unfavorable foreign currency translation decreased other country sales by $7.8 million or 4.2%. Excluding the impact of foreign currency translation, other country sales were up $0.8 million or 0.4% compared to the prior year, driven by an increase of 1.2% due to additional sales days, offset by a 0.8% decrease from operations.
Our gross profit margin decreased to 28.9% in fiscal 2020 compared to 29.0% in fiscal 2019. The gross margin was negatively affected by 12 basis points for $3.9 million of non-routine expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory for certain locations that were closed during the year within the U.S. operations of the Service Center Based Distribution segment.

The following table shows the changes in selling, distribution, and administrative expense (SD&A).

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Decrease	Acquisitions	Foreign Currency	Organic Change
	2020	2019
SD&A	$717.7	$742.2	$(24.5)	$20.8	$(2.5)	$(42.8)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility related expenses and expenses incurred in acquiring businesses. SD&A decreased $24.5 million or 3.3% during fiscal 2020 compared to the prior year, and as a percentage of sales increased to 22.1% in fiscal 2020 compared to 21.4% in fiscal 2019. Changes in foreign currency exchange rates had the effect of decreasing SD&A by $2.5 million or 0.3% compared to the prior year. SD&A from businesses acquired added $20.8 million or 2.8%, including $1.9 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable impact from foreign currency translation, SD&A decreased $42.8 million or 5.8% during fiscal 2020 compared to fiscal 2019. The Company incurred $5.1 million of non-routine expenses related to severance and facility consolidation primarily within the U.S. Operations of the Service Center Based Distribution segment during fiscal 2020, compared to $1.6 million of restructuring expenses incurred in fiscal 2019. Excluding the impact of acquisitions, total compensation excluding severance decreased $39.8 million during fiscal 2020, primarily due to cost reduction actions taken by the Company in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. All other expenses within SD&A were down $6.5 million.
During the quarter ended March 31, 2020, the Company performed its annual goodwill impairment test. As a result of this test, the Company recorded a $131.0 million non-cash goodwill impairment charge related to the Company's FCX operations in the Fluid Power & Flow Control segment, primarily due to the overall decline in the industrial economy, specifically slower demand in FCX's end markets. The non-cash goodwill impairment charge decreased net income by $118.8 million and earnings per share by $3.04 per share for fiscal 2020. In fiscal 2019, the Company recognized a non-cash impairment charge of $31.6 million for intangible assets related to the Company's Canadian operations within the Service Center Based Distribution segment, which decreased net income by $23.1 million and earnings per share by $0.59 per share for fiscal 2019.
Operating income decreased $144.8 million, or 61.9%, to $89.0 million during fiscal 2020 from $233.8 million during fiscal 2019, and as a percentage of sales, decreased to 2.7% from 6.7%, primarily as a result of the goodwill impairment expense recorded during the current year.
Operating income, before intangible impairment charges, as a percentage of sales for the Service Center Based Distribution segment decreased to 9.4% in fiscal 2020 from 10.4% in fiscal 2019. Operating income, before goodwill impairment charges, as a percentage of sales for the Fluid Power & Flow Control segment decreased to 10.9% in fiscal 2020 from 11.0% in fiscal 2019.
Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other income, net, represents certain non-operating items of income and expense, and was $2.8 million of income in fiscal 2020 compared to $0.9 million of income in fiscal 2019. Current year income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.5 million and foreign currency transaction gains of $2.5 million, offset by other expense of $0.2 million. Fiscal 2019 income consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.7 million and life insurance income of $0.5 million, offset by foreign currency transaction losses of $0.3 million.
The effective income tax rate was 56.5% for fiscal 2020 compared to 26.0% for fiscal 2019. The increase in the effective tax rate is primarily due to the FCX goodwill impairment charge, which increased the effective tax rate by 31.4% during fiscal 2020. The Company also recorded a $1.0 million tax benefit related to the CARES Act during the current year, which favorably impacted the rate by 1.8% in fiscal 2020.
We expect our income tax rate for fiscal 2021 to be in the range of 23.0% to 25.0%.
As a result of the factors discussed above, net income for fiscal 2020 decreased $120.0 million from the prior year. Net income per share was $0.62 per share for fiscal 2020 compared to $3.68 per share for fiscal 2019. Current year results were negatively impacted by $3.04 per share for the goodwill impairment and $0.18 per share for non-routine expenses, offset by a favorable impact of $0.03 per share for the CARES Act tax benefit. The prior year results included positive impacts on earnings per share of $0.48 per share for acquisitions, $0.37 per share for tax reform, offset by a $0.69 per share unfavorable impact from the intangible impairment, which includes the impact of recording the $3.8 million valuation allowance in the third quarter of fiscal 2019, and a $0.04 per share unfavorable impact from restructuring charges during fiscal 2019.
At June 30, 2020, we had a total of 580 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore, versus 600 at June 30, 2019.
The approximate number of Company employees was 6,200 at June 30, 2020 and 6,650 at June 30, 2019.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2020 we had total debt obligations outstanding of $935.3 million compared to $959.8 million at June 30, 2019. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company’s working capital at June 30, 2020 was $733.7 million compared to $724.3 million at June 30, 2019. The current ratio was 2.7 to 1 at both June 30, 2020 and June 30, 2019.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows; all amounts are in thousands.

	Year Ended June 30,
	2020	2019
Net Cash Provided by (Used in):
Operating Activities	$296,714	$180,601
Investing Activities	(55,404)	(55,102)
Financing Activities	(78,238)	(71,539)
Exchange Rate Effect	(2,740)	109
Increase in Cash and Cash Equivalents	$160,332	$54,069
The increase in cash provided by operating activities during fiscal 2020 is driven by operating results and the changes in working capital for the year:

Decrease in accounts receivable	$65,972
Decrease in inventory	$73,618
Decrease in accounts payable	$(24,068)
Net cash used in investing activities in fiscal 2020 included $37.2 million used for the acquisition of Olympus and $20.1 million used for capital expenditures. Net cash used in investing activities in fiscal 2019 included $37.5 million used for the acquisitions of FPS, MilRoc and Woodward, and $19.0 million for capital expenditures.
Net cash used in financing activities included $49.6 million and $161.7 million of long-term debt repayments in 2020 and 2019, respectively, offset by $25.0 million of cash borrowings under a unsecured shelf facility agreement with Prudential Investment Management in 2020 and $175.0 million of cash borrowings from the trade receivable securitization facility in 2019. Further uses of cash in 2020 were $48.9 million for dividend payments, $2.6 million used to pay taxes for shares withheld, and $2.4 million used for acquisition holdback payments. Further uses of cash in 2019 were $47.3 million for dividend payments, $11.2 million used to repurchase 192,082 shares of treasury stock, $3.5 million used to pay taxes for shares withheld, and $2.6 million used for acquisition holdback payments.
The increase in dividends over the year is the result of regular increases in our dividend payout rates. We paid dividends of $1.26 and $1.22 per share in fiscal 2020 and 2019, respectively.

Capital Expenditures
We expect capital expenditures for fiscal 2021 to be in the $15.0 million to $20.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments. Depreciation for fiscal 2021 is expected to be in the range of $22.5 million to $23.5 million.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2020, we had authorization to purchase an additional 864,618 shares.
The Company did not repurchase shares in fiscal 2020. In fiscal 2019 and 2018, we repurchased 192,082 and 393,300 shares of the Company’s common stock, respectively, at an average price per share of $58.10,and $57.92, respectively.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows; all amounts are in thousands:

June 30,	2020	2019
Unsecured credit facility	$589,250	$613,625
Trade receivable securitization facility	175,000	175,000
Series C notes	120,000	120,000
Series D Notes	25,000	50,000
Series E Notes	25,000	—
Other	1,026	1,204
Total debt	$935,276	$959,829
Less: unamortized debt issuance costs	1,487	1,943
	$933,789	$957,886
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver as of June 30, 2020 and June 30, 2019. Unused lines under this facility, net of outstanding letters of credit of $1.9 million and $3.2 million, respectively, to secure certain insurance obligations, totaled $248.1 million and $246.8 million at June 30, 2020 and June 30, 2019, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.94% and 4.19% as of June 30, 2020 and June 30, 2019, respectively.

In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. The interest rate on the AR Securitization Facility as of June 30, 2020 and June 30, 2019 was 1.07% and 3.33%, respectively.
At June 30, 2020 and June 30, 2019, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120.0 million, carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. A $40.0 million principal payment was made on the "Series C" notes in July 2020. The "Series D" notes have a principal amount of $50.0 million and carry a fixed interest rate of 3.21%. A $25.0 million principal payment was made on the "Series D" notes during fiscal 2020, and the remaining principal balance of $25.0 million is due in October 2023. In October 2019, the Company amended its unsecured shelf facility agreement with Prudential Investment Management to authorize the issuance of "Series E" notes, which have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
The Company entered into an interest rate swap which mitigates variability in forecasted interest payments on $431.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see note 7, Derivatives, to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2020, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2020, the Company's net indebtedness was less than 3.1 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2020.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2020	2019
Accounts receivable, gross	$463,659	$551,400
Allowance for doubtful accounts	13,661	10,498
Accounts receivable, net	$449,998	$540,902
Allowance for doubtful accounts, % of gross receivables	2.9%	1.9%

Year Ended June 30,	2020	2019
Provision for losses on accounts receivable	$14,055	$4,058
Provision as a % of net sales	0.43%	0.12%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 55.9 at June 30, 2020 versus 55.2 at June 30, 2019.
Approximately 4.6% of our accounts receivable balances are more than 90 days past due at June 30, 2020 compared to 3.0% at June 30, 2019. On an overall basis, our provision for losses from uncollected receivables represents 0.43% of our sales in the year ended June 30, 2020, compared to 0.12% of sales for the year ended June 30, 2019. This increase primarily relates to provisions recorded in the current year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. As activities slowed in the second half of fiscal 2020, the Company took actions to reduce its overall inventory, which resulted in a net decrease in inventory of $58.4 million. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the period ended June 30, 2020 was 3.8 versus 4.2 at June 30, 2019. We believe our inventory turnover ratio in fiscal 2021 will be slightly better than our fiscal 2020 levels.

CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2020 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$104,165	$29,979	$39,328	$19,540	$15,318	—
Planned funding of post-retirement obligations	10,000	900	1,800	500	6,800	—
Unrecognized income tax benefit liabilities, including interest and penalties	6,000	—	—	—	—	6,000
Long-term debt obligations	935,276	79,181	805,744	50,351	—	—
Interest on long-term debt obligations (1)	40,100	17,000	21,900	1,200	—	—
Acquisition holdback payments	4,086	2,563	1,448	75	—	—
Total Contractual Cash Obligations	$1,099,627	$129,623	$870,220	$71,666	$22,118	$6,000
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations. Rates in effect as of June 30, 2020 are used for variable rate debt.
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
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 17.3% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $155.5 million as reflected in our consolidated balance sheet at June 30, 2020. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
LIFO layers and/or liquidations are determined consistently year-to-year. See the Inventories note to the consolidated financial statements in Item 8 under the caption "Financial Statements and Supplementary Data,"
for further information.
Allowances for Slow-Moving and Obsolete Inventories
We evaluate the recoverability of our slow-moving and inactive inventories at least quarterly. We estimate the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. Our ability to recover our cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers. A significant portion of the products we hold in inventory have long shelf lives, are not highly susceptible to obsolescence.
As of June 30, 2020 and 2019, the Company's reserve for slow-moving or obsolete inventories was $42.9 million and $41.1 million, respectively, recorded in inventories in the consolidated balance sheets.

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
As of June 30, 2020 and 2019, our allowance for doubtful accounts was 2.9% and 1.9% of gross receivables, respectively. Our provision for losses on accounts receivable was $14.1 million, $4.1 million and $2.8 million in fiscal 2020, 2019 and 2018, respectively.
Goodwill and Intangibles
The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. Goodwill for acquired businesses is accounted for using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital. The judgments made in determining the estimated fair value assigned to each class of assets acquired, as well as the estimated life of each asset, can materially impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. As part of acquisition accounting, we recognize acquired identifiable intangible assets such as customer relationships, vendor relationships, trade names, and non-competition agreements apart from goodwill. Finite-lived identifiable intangibles are evaluated for impairment when changes in conditions indicate carrying value may not be recoverable. If circumstances require a finite-lived intangible asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the finite-lived intangible asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value determined through a discounted cash flow model.
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
Goodwill on our consolidated financial statements relates to both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment. The Company has eight reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2020.  The Company concluded that seven of the reporting units’ fair value exceeded their carrying amounts by at least 10% as of January 1, 2020. Specifically, the Canada reporting unit's fair value exceeded its carrying value by 12%, and the Mexico reporting unit's fair value exceeded its carrying value by 14%. The Canada and Mexico reporting units have goodwill balances of $27.2 million and $5.2 million, respectively, as of June 30, 2020. The carrying value of the final reporting unit, which is comprised of the FCX operations, exceeded the fair value, resulting in goodwill impairment of $131.0 million. The non-cash impairment charge was the result of the overall decline in the industrial economy, specifically slower demand in FCX's end markets. This led to reduced spending by customers and reduced revenue expectations. As of June 30, 2020, the Company's goodwill balance was $540.6 million, of which $309.0 million relates to the FCX reporting unit. If the Company does not achieve forecasted sales growth and margin improvements goodwill could be further impaired.

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
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2020, the Company recognized $38.1 million of net deferred tax liabilities. Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets on a jurisdiction by jurisdiction basis. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; risks relating to the effects of the COVID-19 pandemic; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations.
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
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 13.1% of our fiscal year 2020 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive loss as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other income, net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian, Mexican, Australian and New Zealand currency exchange rates decreased in relation to the U.S. dollar by 4.0%, 17.1%, 1.8% and 4.0%, respectively. In the twelve months ended June 30, 2020, we experienced net foreign currency translation losses totaling $18.5 million, which were included in other comprehensive loss. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. Excluding the non-cash goodwill impairment charge recorded in fiscal 2020, a 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2020 would have resulted in a $1.3 million decrease in net income for the year ended June 30, 2020. Excluding the non-cash goodwill impairment charge recorded in fiscal 2020, a 10% weakening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2020 would have resulted in a $1.3 million increase in net income for the year ended June 30, 2020.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates. The Company uses interest rate swap instruments to mitigate variability in forcasted interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $250.0 million in borrowings with no balance outstanding at June 30, 2020, a $780.0 million term loan, of which $589.3 million was outstanding at June 30, 2020, and a $175.0 million trade receivable securitization facility, all of which was outstanding at June 30, 2020. In January 2019, the Company entered into an interest rate swap on $463.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount of the interest rate swap was $431.0 million as of June 30, 2020. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. Fixed interest rate debt facilities include $170.0 million outstanding under our unsecured shelf facility agreement, as well as $1.0 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $782.0 million during fiscal 2020. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings (not considering the impact of our interest rate swap) would have resulted in a $7.8 million increase in interest expense. Due to the interest rate swap, the impact of a hypothetical 1.0% increase in the variable interest rate would have reduced net cash interest paid by $4.3 million. Changes in market interest rates would also impact interest rates on these facilities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective July 1, 2019, the Company adopted the FASB’s new standard related to leases using the optional transition method, which required application of the new guidance to only those leases that existed at the date of adoption.
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
Goodwill - FCX and Canada Reporting Units - Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA and multiples that are applied to management’s forecasted revenues and EBITDA estimates. The goodwill balance was

$540.6 million as of June 30, 2020, of which $309.0 million related to the FCX reporting unit and $27.2 million related to the Canada reporting unit. The fair value of the FCX reporting unit did not exceed its carrying value as of the measurement date and, therefore, an impairment charge of $131.0 million was recognized in 2020.  The fair value of the Canada reporting unit exceeded its carrying value by 12% as of the measurement date and, therefore, no impairment was recognized.
Given the nature of the FCX and Canada reporting units’ operations, the sensitivity of the business to changes in the economy, the reporting unit’s historical performance as compared to projections, and the difference between its fair value and the carrying value, auditing management’s judgments regarding forecasts of future revenues and EBITDA, as well as selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates for the FCX and Canada reporting units, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA (“forecasts”), and the selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates (“market multiples”) for the FCX and Canada reporting units included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, such as controls related to management’s forecasts and the selection of the discount rate and market multiples used.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports for the various industries the reporting units operate within.

•
With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•
With the assistance of our fair value specialists, we evaluated the market multiples by evaluating the selected comparable publicly traded companies and the adjustments made for differences in growth prospects and risk profiles between the reporting units and the comparable publicly traded companies. We tested the underlying source information and mathematical accuracy of the calculations.

•
With the assistance of our fair value specialists, we evaluated the fair value of the reporting units based upon reconciling the fair values of the reporting units to the market capitalization of the Company.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 14, 2020

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2020	2019	2018
Net sales	$3,245,652	$3,472,739	$3,073,274
Cost of sales	2,307,916	2,465,116	2,189,279
Gross profit	937,736	1,007,623	883,995
Selling, distribution and administrative expense, including depreciation	717,747	742,241	658,168
Goodwill and intangible impairment	131,000	31,594	—
Operating income	88,989	233,788	225,827
Interest expense	37,264	40,788	24,142
Interest income	(729)	(600)	(657)
Other income, net	(2,782)	(881)	(2,376)
Income before income taxes	55,236	194,481	204,718
Income tax expense	31,194	50,488	63,093
Net income	$24,042	$143,993	$141,625
Net income per share — basic	$0.62	$3.72	$3.65
Net income per share — diluted	$0.62	$3.68	$3.61

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2020	2019	2018
Net income per the statements of consolidated income	$24,042	$143,993	$141,625

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(18,499)	2,021	(8,875)
Post-employment benefits:
Actuarial (loss) gain on re-measurement	(2,192)	(372)	709
Reclassification of actuarial (gains) losses and prior service cost into other income, net and included in net periodic pension costs	(66)	(306)	(73)
Unrealized gain on investment securities available for sale	—	—	37
Cumulative effect of adopting accounting standard	—	(50)	—
Unrealized loss on cash flow hedge	(16,615)	(14,446)	—
Reclassification of interest from cash flow hedge into interest expense	4,638	244	—
Total other comprehensive loss, before tax	(32,734)	(12,909)	(8,202)
Income tax (benefit) expense related to items of other comprehensive loss	(3,190)	(3,246)	319
Other comprehensive loss, net of tax	(29,544)	(9,663)	(8,521)
Comprehensive (loss) income	$(5,502)	$134,330	$133,104

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2020	2019
Assets
Current assets
Cash and cash equivalents	$268,551	$108,219
Accounts receivable, net	449,998	540,902
Inventories	389,150	447,555
Other current assets	52,070	51,462
Total current assets	1,159,769	1,148,138
Property — at cost
Land	14,339	14,452
Buildings	104,396	101,338
Equipment, including computers and software	195,220	189,579
Total property — at cost	313,955	305,369
Less accumulated depreciation	192,054	181,066
Property — net	121,901	124,303
Operating lease assets, net	90,636	—
Identifiable intangibles, net	343,215	368,866
Goodwill	540,594	661,991
Other assets	27,436	28,399
Total Assets	$2,283,551	$2,331,697
Liabilities
Current liabilities
Accounts payable	$186,270	$237,289
Current portion of long-term debt	78,646	49,036
Compensation and related benefits	61,887	67,978
Other current liabilities	99,280	69,491
Total current liabilities	426,083	423,794
Long-term debt	855,143	908,850
Other liabilities	158,783	102,019
Total Liabilities	1,440,009	1,434,663
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 38,710 and 38,597 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	176,492	172,931
Retained earnings	1,200,570	1,229,148
Treasury shares — at cost (15,503 and 15,616 shares), respectively	(414,090)	(415,159)
Accumulated other comprehensive loss	(129,430)	(99,886)
Total Shareholders’ Equity	843,542	897,034
Total Liabilities and Shareholders’ Equity	$2,283,551	$2,331,697

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2020	2019	2018
Cash Flows from Operating Activities
Net income	$24,042	$143,993	$141,625
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill & Intangible impairment	131,000	31,594	—
Depreciation and amortization of property	21,196	20,236	17,798
Amortization of intangibles	41,553	41,883	32,065
Amortization of stock appreciation rights and options	2,954	2,437	1,961
Deferred income taxes	(13,292)	2,368	1,615
Provision for losses on accounts receivable	14,055	4,058	2,803
Unrealized foreign exchange transaction (gains) losses	(1,357)	238	(667)
Other share-based compensation expense	4,000	4,474	4,666
Gain on sale of property	(1,157)	(459)	(335)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	74,437	8,465	(83,103)
Inventories	57,028	(16,590)	(33,436)
Other operating assets	(5,268)	(7,738)	6,947
Accounts payable	(53,856)	(29,788)	50,345
Other operating liabilities	1,379	(24,570)	5,020
Cash provided by Operating Activities	296,714	180,601	147,304
Cash Flows from Investing Activities
Capital expenditures	(20,115)	(18,970)	(23,230)
Proceeds from property sales	1,948	1,003	978
Cash paid for acquisition of businesses, net of cash acquired	(37,237)	(37,526)	(775,654)
Other	—	391	—
Cash used in Investing Activities	(55,404)	(55,102)	(797,906)
Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility	—	(19,500)	19,500
Borrowings under long-term debt facilities	25,000	175,000	780,000
Long-term debt repayments	(49,553)	(161,738)	(125,420)
Payment of debt issuance costs	(95)	(775)	(3,298)
Purchases of treasury shares	—	(11,158)	(22,778)
Dividends paid	(48,873)	(47,266)	(45,858)
Acquisition holdback payments	(2,440)	(2,610)	(319)
Exercise of stock appreciation rights and options	330	—	102
Taxes paid for shares withheld	(2,607)	(3,492)	(1,645)
Cash (used in) provided by Financing Activities	(78,238)	(71,539)	600,284
Effect of exchange rate changes on cash	(2,740)	109	(589)
Increase (decrease) in cash and cash equivalents	160,332	54,069	(50,907)
Cash and cash equivalents at beginning of year	108,219	54,150	105,057
Cash and Cash Equivalents at End of Year	$268,551	$108,219	$54,150

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	41,162	54,294	41,724
Interest	36,648	40,142	25,560
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2020, 2019 and 2018	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2017	39,041	$10,000	$164,655	$1,033,751	$(381,448)	$(81,702)	$745,256
Net income				141,625			141,625
Other comprehensive income (loss)						(8,050)	(8,050)
Reclassifications of certain income tax effects from accumulated other comprehensive loss				471		(471)	—
Cash dividends — $1.18 per share				(46,162)			(46,162)
Purchases of common stock for treasury	(393)				(22,778)		(22,778)
Treasury shares issued for:
Exercise of stock appreciation rights and options	19		(482)		84		(398)
Performance share awards	5		(273)		(24)		(297)
Restricted stock units	15		(740)		(56)		(796)
Compensation expense — stock appreciation rights and options			1,961				1,961
Other share-based compensation expense			4,666				4,666
Other	16		(404)	(7)	347		(64)
Balance at June 30, 2018	38,703	10,000	169,383	1,129,678	(403,875)	(90,223)	814,963
Net income				143,993			143,993
Other comprehensive income (loss)						(9,663)	(9,663)
Cumulative effect of adopting accounting standards				3,056			3,056
Cash dividends — $1.22 per share				(47,621)			(47,621)
Purchases of common stock for treasury	(192)				(11,158)		(11,158)
Treasury shares issued for:
Exercise of stock appreciation rights and options	30		(1,069)		(59)		(1,128)
Performance share awards	18		(844)		(301)		(1,145)
Restricted stock units	23		(1,057)		(120)		(1,177)
Compensation expense — stock appreciation rights and options			2,437				2,437
Other share-based compensation expense			4,474				4,474
Other	15		(393)	42	354		3
Balance at June 30, 2019	38,597	10,000	172,931	1,229,148	(415,159)	(99,886)	897,034
Net income				24,042			24,042
Other comprehensive income (loss)						(29,544)	(29,544)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $1.26 per share				(49,305)			(49,305)
Treasury shares issued for:
Exercise of stock appreciation rights and options	43		(730)		71		(659)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	17		(671)		213		(458)
Compensation expense — stock appreciation rights and options			2,954				2,954
Other share-based compensation expense			4,000				4,000
Other	17		(452)	(40)	423		(69)
Balance at June 30, 2020	38,710	$10,000	$176,492	$1,200,570	$(414,090)	$(129,430)	$843,542

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1: BUSINESS AND ACCOUNTING POLICIES
Business
Applied Industrial Technologies, Inc. and subsidiaries (the “Company” or “Applied”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. Although the Company does not generally manufacture the products it sells, it does assemble and repair certain products and systems.
Consolidation
The consolidated financial statements include the accounts of Applied Industrial Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Foreign Currency
The financial statements of the Company’s Canadian, Mexican, Australian and New Zealand subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive loss in the statements of consolidated comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in the statements of consolidated income as a component of other income, net.
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
Allowances for Doubtful Accounts
The Company evaluates the collectibility of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. The allowance for doubtful accounts was $13,661 and $10,498 at June 30, 2020 and June 30, 2019, respectively.
Inventories
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2020, approximately 17.3% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
Property and Related Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and is included in selling, distribution and administrative expense in the accompanying statements of consolidated income. Buildings, building improvements and leasehold improvements are depreciated over ten to thirty years or the life of the lease if a shorter period, and equipment is depreciated over three to ten years. The Company capitalizes internal use software development costs in accordance with guidance on accounting for costs of computer software developed or obtained for internal use. Amortization of software begins when it is ready for its intended use, and is computed on a straight-line basis over the estimated useful life of the software, generally not to exceed twelve years. Capitalized software and hardware costs are classified as property on the consolidated balance sheets. The carrying values of property and equipment are reviewed for impairment when events or changes in circumstances indicate that the asset group's recorded value cannot be recovered from undiscounted future cash flows. Impairment losses, if any, would be measured based upon the difference between the carrying amount of an asset group and its fair value.

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
The Company recognizes acquired identifiable intangible assets such as customer relationships, trade names, vendor relationships, and non-competition agreements apart from goodwill. Customer relationship identifiable intangibles are amortized using the sum-of-the-years-digits method or the expected cash flow method over estimated useful lives consistent with assumptions used in the determination of their value. Amortization of all other finite-lived identifiable intangible assets is computed using the straight-line method over the estimated period of benefit. Amortization of identifiable intangible assets is included in selling, distribution and administrative expense in the accompanying statements of consolidated income. Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable. If circumstances require a finite-lived intangible asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the finite-lived intangible asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value determined through a discounted cash flow model. Identifiable intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever changes in conditions indicate an evaluation should be completed. The Company does not currently have any indefinite-lived identifiable intangible assets.
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
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. Product returns are estimated based on historical return rates. The returns reserve was $9,883 and $7,265 at June 30, 2020 and June 30, 2019, respectively.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expense were approximately $19,620, $24,090 and $19,320 for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Income Taxes
Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. Uncertain tax positions meeting a more-likely-than-not recognition threshold are recognized in accordance with Accounting Standards Codification (ASC) Topic 740 - Income Taxes. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in the provision for income taxes.
Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees under the 2019 Long-Term Performance Plan, the 2015 Long-Term Performance Plan, the 2011 Long-Term Performance Plan, or the 2007 Long-Term Performance Plan. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Non-qualified stock appreciation rights (SARs) and stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant and the fair values are determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. SARs and stock option awards generally vest over four years of continuous service and have ten-year contractual terms. The fair value of restricted stock awards, restricted stock units (RSUs), and performance shares are based on the closing market price of Company common stock on the grant date.
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
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $5,959, $7,711 and $6,551 during 2020, 2019 and 2018, respectively.

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
Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan and Key Executive Restoration Plan, are unfunded:
Supplemental Executive Retirement Benefits Plan
The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable and determinable at retirement based upon a percentage of the participant’s historical compensation. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. The Company recorded net periodic benefit costs associated with the SERP of $317, $414, and $679 in fiscal 2020, 2019, and 2018, respectively. The Company expects to make payments of approximately $800 under the SERP in each of fiscal 2021, 2022 and 2023.
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $189, $400, and $359 of expense associated with this plan in fiscal 2020, 2019, and 2018, respectively.
Qualified Defined Benefit Retirement Plan
The Company has a qualified defined benefit retirement plan that provides benefits to certain hourly employees at retirement. These employees did not participate in the Retirement Savings Plan. The benefits are based on length of service and date of retirement. The plan accruals were frozen as of April 16, 2018, and employees are permitted to participate in the Retirement Savings Plan, following that date. The Company recorded net periodic (benefits) costs associated with this plan of $(116), $(34), and $149 in fiscal 2020, 2019, and 2018, respectively
Retiree Health Care Benefits
The Company provides health care benefits, through third-party policies, to eligible retired employees who pay a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are partially subsidized by the Company. Additionally, in conjunction with a fiscal 1998 acquisition, the Company assumed the obligation for a post-retirement medical benefit plan which provides health care benefits to eligible retired employees at no cost to the individual. The Company recorded net periodic benefits associated with these plans of $257, $418, and $452 in fiscal 2020, 2019, and 2018, respectively.
The Company has determined that the related disclosures under ASC Topic 715 - Compensation, Retirement Benefits, for these post-employment benefit plans are not material to the consolidated financial statements.
Leases
The Company leases facilities for certain service centers, warehouses, distribution centers and office space. The Company also leases office equipment and vehicles. All leases are classified as operating. The Company’s leases expire at various dates through 2031, with terms ranging from 1 year to 15 years. Many of the Company’s real estate leases contain renewal provisions to extend lease terms up to 5 years. The exercise of renewal options is solely at the Company’s discretion. The Company’s lease agreements do not contain material variable lease payments, residual value guarantees or restrictive covenants. The Company does not recognize right-of-use assets or lease liabilities for short-term leases with initial terms of 12 months or less. Leased vehicles comprise the majority of the Company’s short-term leases. All other leases are recorded on the balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing lease payment obligations. The Company’s leases do not provide implicit rates; therefore the Company uses its incremental borrowing rate as the discount rate for measuring lease liabilities. Non-lease components are accounted for separately from lease components. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the statements of consolidated income.

Recently Adopted Accounting Guidance
Reference Rate Reform
In March 2020, the FASB issued its final standard on the facilitation of the effects of reference rate reform on financial reporting. This standard, issued as ASU 2020-04, provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This update is effective as of March 12, 2020 through December 31, 2022. The Company adopted the new guidance as it became effective in the third quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company's financial statements or related disclosures.
Leases
In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, and codified into ASC Topic 842, Leases, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for annual financial statement periods beginning after December 15, 2018, with earlier application permitted. In July 2018, the FASB issued ASU 2018-10 which clarifies the guidance in ASU 2016-02 and ASU 2018-11 which provides entities with an additional transition method option for adopting the new standard. In December 2018 and January 2019, the FASB issued ASU 2018-20 and ASU 2019-01, respectively, which further clarify the guidance. The Company adopted the new guidance effective July 1, 2019 using the optional transition method, which required application of the new guidance to only those leases that existed at the date of adoption. The Company elected the “package of practical expedients,” which permitted the Company to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Adoption of the new standard resulted in the recognition of right-of-use (ROU) assets and lease liabilities of $83,533 and $89,778, respectively, on July 1, 2019. The difference between the ROU assets and lease liabilities related primarily to the impairment of certain leases in Canada and the United States. In addition, the adoption resulted in an adjustment to opening retained earnings of $3,275, net of tax, on July 1, 2019 primarily due to the impairment of the leases. The standard did not have a material impact on the Company’s statements of consolidated income or cash flows.
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

NOTE 2: REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the years ended June 30, 2020, 2019 and 2018. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,833,275	$986,125	$2,819,400
Canada	248,610	—	248,610
Other countries	160,064	17,578	177,642
Total	$2,241,949	$1,003,703	$3,245,652

	Year Ended June 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$2,009,479	$1,007,280	$3,016,759
Canada	271,305	—	271,305
Other countries	172,121	12,554	184,675
Total	$2,452,905	$1,019,834	$3,472,739

	Year Ended June 30, 2018
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,903,388	$711,653	$2,615,041
Canada	273,622	—	273,622
Other countries	169,408	15,203	184,611
Total	$2,346,418	$726,856	$3,073,274

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the years ended June 30, 2020 and 2019:

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.0%	41.2%	36.8%
Industrial Machinery	9.7%	24.4%	14.3%
Metals	11.1%	7.2%	9.9%
Food	12.2%	3.1%	9.4%
Forest Products	9.3%	3.7%	7.6%
Chem/Petrochem	3.3%	13.4%	6.4%
Oil & Gas	7.5%	1.6%	5.7%
Cement & Aggregate	7.3%	1.0%	5.4%
Transportation	4.6%	4.4%	4.5%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	33.7%	43.0%	36.3%
Industrial Machinery	10.4%	21.8%	13.8%
Metals	12.6%	9.4%	11.6%
Food	10.6%	2.7%	8.3%
Forest Products	8.0%	3.1%	6.6%
Chem/Petrochem	3.1%	13.8%	6.3%
Oil & Gas	10.1%	2.1%	7.8%
Cement & Aggregate	6.7%	1.0%	5.0%
Transportation	4.8%	3.1%	4.3%
Total	100.0%	100.0%	100.0%

The following tables present the Company’s percentage of revenue by reportable segment and product line for the years ended June 30, 2020 and 2019:

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	35.4%	9.5%	27.4%
Fluid Power	13.4%	39.0%	21.3%
General Maintenance; Hose Products	24.6%	11.7%	20.6%
Bearings, Linear & Seals	26.6%	0.3%	18.5%
Specialty Flow Control	—%	39.5%	12.2%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	33.9%	1.6%	24.4%
Fluid Power	13.5%	39.4%	21.1%
General Maintenance; Hose Products	25.1%	5.3%	19.3%
Bearings, Linear & Seals	27.5%	0.3%	19.5%
Specialty Flow Control	—%	53.4%	15.7%
Total	100.0%	100.0%	100.0%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the consolidated balance sheet, is as follows:

	June 30, 2020	June 30, 2019	$ Change	% Change
Contract assets	$8,435	$8,920	$(485)	(5.4)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

NOTE 3: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2020 Acquisitions
On August 21, 2019, the Company acquired 100% of the outstanding shares of Olympus Controls (Olympus), a Portland, Oregon automation solutions provider - including design, assembly, integration, and distribution - of motion control, machine vision, and robotic technologies. Olympus is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $36,642, net tangible assets acquired were $9,540, and intangible assets including goodwill was $27,102 based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2019 Acquisitions
On March 4, 2019, the Company acquired substantially all of the net assets of MilRoc Distribution (MilRoc) and Woodward Steel (Woodward). MilRoc is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial parts to the oil & gas industry. Woodward is an Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc and Woodward are both included in the Service Center Based Distribution segment. The purchase price for the acquisition was $35,000, net tangible assets acquired were $17,788, and intangible assets including goodwill was $17,212 based upon estimated fair values at the acquisition date. The purchase price includes acquisition holdback payments of $4,375, of which $1,666 was paid during the year ended June 30, 2020. The remaining balance of $2,709 is included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2020, and which will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 2, 2018, the Company acquired substantially all of the net assets of Fluid Power Sales, Inc. (FPS), a Baldwinsville, New York based manufacturer and distributor of fluid power components, specializing in the engineering and fabrication of manifolds and power units. FPS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,066, net tangible assets acquired were $4,151, and goodwill was $3,915 based upon estimated fair values at the acquisition date. The purchase price includes acquisition holdback payments of $1,200, of which $600 was paid during the year-end June 30, 2020. The remaining balance of $600 is included in other current liabilities on the consolidated balance sheet as of June 30, 2020, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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

FCX Acquisition
2018
Cash	$11,141
Accounts receivable	80,836
Inventories	44,669
Other current assets	1,753
Property	8,282
Identifiable intangible assets	305,420
Goodwill	440,012
Other assets	775
Total assets acquired	$892,888
Accounts payable and accrued liabilities	54,035
Other liabilities	2,677
Deferred tax liabilities	54,395
Net assets acquired	$781,781

Purchase price	$784,281
Reconciliation of fair value transferred:
Working Capital Adjustments	(2,500)
Total Consideration	$781,781

The change in the carrying amount of goodwill for FCX since the acquisition is as follows:

Balance at 1/31/2018	$440,012
Impairment	131,000
Balance at 6/30/2020	$309,012

Goodwill acquired of $161,452 was deductible for income tax purposes at the time of the acquisition. Subsequent to the goodwill impairment recorded during the year ended June 30, 2020, $112,922 remains deductible for income tax purposes as of June 30, 2020.
Net sales, operating income and net income from the FCX acquisition included in the Company’s results since January 31, 2018, the date of the acquisition, are as follows:

	2020 (1)	2019	January 31, 2018 to June 30, 2018
Net sales	$490,743	$549,833	$249,752
Operating income	(97,300)	38,186	16,845
Net income	(91,739)	28,075	8,758

(1)	There was a $131,000 goodwill impairment charge during the year ended June 30, 2020. See note 5, Goodwill and Intangibles, for further information.
The Company incurred $2,849 in third-party costs during 2018 pertaining to the acquisition of FCX, which are included in selling, distribution and administration expense in the statements of consolidated income for fiscal 2018.
Other Fiscal 2018 Acquisition
On July 3, 2017, the Company acquired 100% of the outstanding stock of Diseños, Construcciones y Fabricaciones Hispanoamericanas, S.A. ("DICOFASA"), a distributor of accessories and components for hydraulic systems and lubrication, located in Puebla, Mexico. DICOFASA is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $5,920, net tangible assets acquired were $3,395, and goodwill was

$2,525 based upon estimated fair values at the acquisition date. The purchase price includes $906 of acquisition holdback payments, of which $201 and $219 was paid during fiscal year 2020 and 2019, respectively. Due to changes in foreign currency exchange rates, the remaining balance of $356 is included in other current liabilities on the consolidated balance sheet as of June 30, 2020, which will be paid on the third anniversary of the acquisition date with interest at a fixed rate of 1.5% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Holdback Liabilities for Acquisitions
Acquisition holdback payments of approximately $2,563, $1,448 and $75 will be made in fiscal 2021, 2022 and 2024, respectively. The related liabilities for these payments are recorded in the consolidated balance sheets in other current liabilities for the amounts due in fiscal year 2021 and other liabilities for the amounts due in fiscal years 2022 and 2024.
NOTE 4: INVENTORIES
Inventories consist of the following:

June 30,	2020	2019
U.S. inventories at average cost	$431,866	$473,949
Foreign inventories at average cost	112,795	125,260
	544,661	599,209
Less: Excess of average cost over LIFO cost for U.S. inventories	155,511	151,654
Inventories on consolidated balance sheets	$389,150	$447,555

NOTE 5: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the years ended June 30, 2020 and 2019 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2018	$203,084	$443,559	$646,643
Goodwill acquired during the year	9,943	4,798	14,741
Other, primarily currency translation	607	—	607
Balance at June 30, 2019	213,634	448,357	661,991
Goodwill adjusted/acquired during the year	(3,393)	14,667	11,274
Impairment	—	(131,000)	(131,000)
Other, primarily currency translation	(1,671)	—	(1,671)
Balance at June 30, 2020	$208,570	$332,024	$540,594

During the first quarter of fiscal 2020, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the MilRoc/Woodward acquisition. The fair values of the customer relationships, trade name, and other intangible assets were increased by $1,524, $1,809, and $60, respectively, with a corresponding total decrease to goodwill of $3,393. The changes to the preliminary estimated fair values resulted in an increase to amortization expense of $303 during the year ended June 30, 2020, which is recorded in selling, distribution, and administrative expense on the statements of consolidated income.
During the second quarter of fiscal 2020, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the Olympus acquisition. The trade name and other intangible assets were increased by $4,260 and $980, respectively, with a corresponding decrease to the customer relationship intangible asset of $5,504 and an increase to goodwill of $264. The changes to the preliminary estimated fair values resulted in a decrease to amortization expense of $24 during the year ended June 30, 2020, which is recorded in selling, distribution, and administrative expense on the statements of consolidated income.
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2020.  The Company concluded that seven (7) of the reporting units’ fair values exceeded their carrying amounts by at least 10% as of January 1, 2020. Specifically, the Canada reporting unit's fair value exceeded its carrying value by 12%, and the Mexico reporting unit's fair value exceeded its carrying value by 14%. The Canada and Mexico reporting units have goodwill balances of $27,186 and $5,185, respectively, as of June 30, 2020. The carrying value of the final reporting unit, which is comprised of the FCX operations, exceeded the fair value, resulting in goodwill impairment of $131,000. The non-cash impairment charge is the result of the overall decline in the industrial economy, specifically slower demand in FCX's end markets. This has led to reduced spending by customers and reduced revenue expectations. The remaining goodwill for the FCX reporting unit as of June 30, 2020 is $309,012. Because the carrying value of the FCX reporting unit approximated fair value of the reporting unit after the impairment was recorded, a future decline in the estimated cash flows could result in an additional impairment loss. A future decline in the estimated cash flows could result from a significant or extended decline in various end markets.
The fair values of the reporting units in accordance with the goodwill impairment test were determined using the income and market approaches.  The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA, and multiples that are applied to management’s forecasted revenues and EBITDA estimates.
The techniques used in the Company's impairment test have incorporated a number of assumptions that the Company believes to be reasonable and to reflect known market conditions at the measurement date. Assumptions in estimating future cash flows are subject to a degree of judgment. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the measurement date. The Company evaluates the appropriateness of its assumptions and overall forecasts by comparing projected results of upcoming years with actual results of preceding years. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used.
Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where additional impairment charges would be required in future periods.  Specifically, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of additional impairment if the Company determines that the fair values of its reporting units have fallen below their carrying values. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the Company’s reporting units may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a prolonged weakness in customer demand or other pressures adversely affecting our long-term sales trends; and (ii) inability to achieve the sales targeted by our strategic growth initiatives.
At June 30, 2020 and 2019, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment. At June 30, 2020 and 2019, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $167,605 and $36,605, respectively, related to the Fluid Power & Flow Control segment.

The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2020	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$426,017	$162,965	$263,052
Trade names	111,453	34,815	76,638
Vendor relationships	11,329	8,934	2,395
Other	2,078	948	1,130
Total Intangibles	$550,877	$207,662	$343,215

June 30, 2019	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$422,367	$135,879	$286,488
Trade names	105,946	27,232	78,714
Vendor relationships	11,367	8,156	3,211
Other	2,702	2,249	453
Total Intangibles	$542,382	$173,516	$368,866

Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During fiscal 2020, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$7,160	20.0
Trade names	4,260	15.0
Other	980	6.8
Total Intangibles Acquired	$12,400	17.2

Due to a sustained decline in economic conditions in the upstream oil and gas industry in western Canada, management also assessed the long-lived intangible assets related to the Reliance asset group in Canada for impairment during the third quarter of fiscal 2019. The Reliance asset group is located in western Canada and primarily serves customers in the upstream oil and gas industry. The asset group carrying value exceeded the sum of the undiscounted cash flows, indicating impairment. The fair value of the asset group was then determined using the income approach, using Level 3 assumptions in the fair value hierarchy, and the analysis resulted in the measurement of a full impairment loss of $31,594, which was recorded in the third quarter of fiscal 2019. Sustained significant softness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
Amortization of identifiable intangibles totaled $41,553, $41,883 and $32,065 in fiscal 2020, 2019 and 2018, respectively, and is included in selling, distribution and administrative expense in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2020 is estimated to be $38,300 for 2021, $36,100 for 2022, $34,000 for 2023, $29,800 for 2024 and $26,300 for 2025.

NOTE 6: DEBT
A summary of long-term debt, including the current portion, follows:

June 30,	2020	2019
Unsecured credit facility	$589,250	$613,625
Trade receivable securitization facility	175,000	175,000
Series C Notes	120,000	120,000
Series D Notes	25,000	50,000
Series E Notes	25,000	—
Other	1,026	1,204
Total debt	$935,276	$959,829
Less: unamortized debt issuance costs	1,487	1,943
	$933,789	$957,886

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver as of June 30, 2020 and June 30, 2019. Unused lines under this facility, net of outstanding letters of credit of $1,873 and $3,215, respectively, to secure certain insurance obligations, totaled $248,127 and $246,785 at June 30, 2020 and June 30, 2019, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.94% and 4.19% as of June 30, 2020 and June 30, 2019, respectively.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $4,475 and $2,698 as of June 30, 2020 and June 30, 2019, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. The interest rate on the AR Securitization Facility as of June 30, 2020 and June 30, 2019 was 1.07% and 3.33%, respectively.
Other Long-Term Borrowings
At June 30, 2020 and June 30, 2019, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $170,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes have a principal amount of $120,000, carry a fixed interest rate of 3.19%, and are due in equal principal payments in July 2020, 2021, and 2022. A $40,000 principal payment was made on the "Series C" notes in July 2020. The "Series D" notes have a principal amount of $50,000 and carry a fixed interest rate of 3.21%. A $25,000 principal payment was made on the "Series D" notes during fiscal 2020, and the remaining principal balance of $25,000 is due in October 2023. In October 2019, the Company amended its unsecured shelf facility agreement with Prudential Investment management to authorize the issuance of "Series E" notes, which have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024.

The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2021	$79,181
2022	259,120
2023	546,624
2024	25,351
2025	25,000

Covenants
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2020, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2020, the Company's net indebtedness was less than 3.1 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2020.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. The interest rate swap converts $431,000 of variable rate debt to a rate of 4.36% as of June 30, 2020 and as of June 30, 2019 converted $463,000 of variable rate debt to a rate of 4.36%. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $26,179 and $14,202 as of June 30, 2020 and June 30, 2019, respectively, which is included in other current liabilities and other liabilities in the consolidated balance sheet. Realized losses related to the interest rate cash flow hedge were not material in the years ended June 30, 2020 or 2019.
NOTE 8: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2020 and June 30, 2019 totaled $12,259 and $11,246, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2020, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).
NOTE 9: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2020	2019	2018
U.S.	$36,161	$204,462	$186,874
Foreign	19,075	(9,981)	17,844
Income before income taxes	$55,236	$194,481	$204,718

Provision
The provision (benefit) for income taxes consists of:

Year Ended June 30,	2020	2019	2018
Current:
Federal	$31,149	$34,437	$48,131
State and local	7,580	7,965	8,038
Foreign	5,757	5,718	5,309
Total current	44,486	48,120	61,478
Deferred:
Federal	(8,594)	6,265	5,955
State and local	(3,098)	1,947	(586)
Foreign	(1,600)	(5,844)	(3,754)
Total deferred	(13,292)	2,368	1,615
Total	$31,194	$50,488	$63,093

During the third quarter of fiscal 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was enacted in the U.S. As a result of the CARES Act, the Company recorded a $1,000 tax benefit related to the carryback of a tax net operating loss incurred in a year in which the U.S. federal corporate income tax rate was 21% to a year in which the U.S. federal corporate income tax rate was higher.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted in the U.S., making significant changes to U.S. tax law. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminated U.S. federal income tax on dividends from foreign subsidiaries, and created new taxes on certain foreign-sourced earnings. During fiscal 2018, the Company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate from 35% to 21%. The rate change was administratively effective as of the beginning of the Company's fiscal 2018, resulting in a blended statutory rate for fiscal 2018 of 28.06%.
The SEC staff issued SAB 118, which provided guidance on accounting for the tax effects of the Act for which the accounting under ASC 740 was incomplete. To the extent that a company's accounting for certain income tax effects of the Act was incomplete but it was able to determine a reasonable estimate, it was required to record a provisional estimate in the financial statements. If a company could not determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act. As of June 30, 2019, the Company recorded a net tax expense of $5,802 related to the one time transition tax and re-measurement of deferred tax balances.

Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2020	2019	2018
Statutory income tax rate	21.0%	21.0%	28.1%
Effects of:
State and local taxes	6.4	4.4	3.1
U.S. federal tax reform	—	(0.3)	3.1
CARES Act NOL carryback	(1.8)	—	—
Goodwill impairment	31.4	—	—
Stock compensation	(1.3)	(0.5)	(0.4)
GILTI/FDII	3.6	0.7	—
R & D credit	(1.2)	(0.4)	(0.3)
U.S. tax on foreign income, net	(3.1)	0.5	—
Impact of foreign operations	1.6	(0.6)	0.7
Non-deductibles	1.2	0.6	0.3
Interest deduction	(4.0)	(1.2)	(1.6)
Deductible dividend	(0.6)	(0.2)	(1.3)
Valuation allowance	2.6	2.9	(0.3)
Other, net	0.7	(0.9)	(0.6)
Effective income tax rate	56.5%	26.0%	30.8%

Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2020	2019
Deferred tax assets:
Compensation liabilities not currently deductible	$17,252	$17,401
Other expenses and reserves not currently deductible	15,272	13,050
Goodwill and intangibles	—	2,398
Leases	24,016	—
Net operating loss carryforwards	8,859	8,466
Hedging instrument	6,406	3,498
Other	757	1,173
Total deferred tax assets	72,562	45,986
Less: Valuation allowance	(7,494)	(5,597)
Deferred tax assets, net of valuation allowance	65,068	40,389
Deferred tax liabilities:
Inventories	(8,284)	(8,600)
Goodwill and intangibles	(58,506)	(75,504)
Leases	(23,407)	—
Depreciation and differences in property bases	(13,018)	(10,777)
Total deferred tax liabilities	(103,215)	(94,881)
Net deferred tax liabilities	$(38,147)	$(54,492)
Net deferred tax liabilities are classified as follows:
Other assets	$4,749	$3,859
Other liabilities	(42,896)	(58,351)
Net deferred tax liabilities	$(38,147)	$(54,492)

As of June 30, 2020 and 2019, the Company had foreign net operating loss carryforwards of approximately $29,584 and $27,024, respectively, which will expire at various dates beginning in 2033. Also, as of June 30, 2020 and

2019, the Company had state net operating loss carryforwards, the tax benefit of which is approximately $1,177 and $2,098 respectively, which will expire at various dates beginning in 2027.
Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future income levels. During the year ended June 30, 2020, the Company recorded a valuation allowance of $2,124 related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets.
As of June 30, 2020, the Company had accumulated undistributed earnings of non-U.S. subsidiaries of approximately $114,070. The vast majority of such earnings have previously been subjected to the one-time transition tax or the Global Intangible Low Taxed Income ("GILTI") inclusion implemented by the Act. Therefore, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2020 and 2019:

Year Ended June 30,	2020	2019
Unrecognized Income Tax Benefits at beginning of the year	$4,979	$3,988
Current year tax positions	105	105
Prior year tax positions	177	1,151
Expirations of statutes of limitations	(306)	(265)
Unrecognized Income Tax Benefits at end of year	$4,955	$4,979

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. During 2020 and 2019, the Company recognized $256 and $161 of expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $1,094 and $838 as of June 30, 2020 and 2019, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months. Included in the balance of unrecognized income tax benefits at June 30, 2020 and 2019 are $4,708 and $4,701, respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to U.S. federal income tax examinations for the tax years 2017 through 2020 and to state and local income tax examinations for the tax years 2014 through 2020. In addition, the Company is subject to foreign income tax examinations for the tax years 2013 through 2020.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year, or as a reduction of a deferred tax asset.

NOTE 10: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2020, 128 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss for the years ended June 30, 2020, 2019, and 2018, are comprised of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at July 1, 2017	$(79,447)	$21	$(2,276)	$—	$(81,702)
Other comprehensive (loss) income	(8,549)	20	524	—	(8,005)
Amounts reclassified from accumulated other comprehensive loss	—	—	(45)	—	(45)
Amounts reclassified for certain income tax effects to retained earnings	22	9	(502)	—	(471)
Net current-period other comprehensive (loss) income	(8,527)	29	(23)	—	(8,521)
Balance at June 30, 2018	(87,974)	50	(2,299)	—	(90,223)
Other comprehensive income (loss)	1,644	—	(327)	(10,887)	(9,570)
Amounts reclassified from accumulated other comprehensive loss	—	—	(226)	183	(43)
Cumulative effect of adopting accounting standards	—	(50)	—	—	(50)
Net current-period other comprehensive income (loss)	1,644	(50)	(553)	(10,704)	(9,663)
Balance at June 30, 2019	(86,330)	—	(2,852)	(10,704)	(99,886)
Other comprehensive loss	(18,764)	—	(1,662)	(12,572)	(32,998)
Amounts reclassified from accumulated other comprehensive loss	—	—	(50)	3,504	3,454
Net current-period other comprehensive loss	(18,764)	—	(1,712)	(9,068)	(29,544)
Balance at June 30, 2020	$(105,094)	$—	$(4,564)	$(19,772)	$(129,430)

Other Comprehensive Loss
Details of other comprehensive loss are as follows:

Year Ended June 30,	2020			2019			2018
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$(18,499)	$265	$(18,764)	$2,021	$377	$1,644	$(8,875)	$(326)	$(8,549)
Post-employment benefits:
Actuarial (loss) gain on re-measurement	(2,192)	(530)	(1,662)	(372)	(45)	(327)	709	185	524
Reclassification of actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(66)	(16)	(50)	(306)	(80)	(226)	(73)	(28)	(45)
Unrealized gain on investment securities available for sale	—	—	—	—	—	—	37	17	20
Unrealized loss on cash flow hedge	(16,615)	(4,043)	(12,572)	(14,446)	(3,559)	(10,887)	—	—	—
Reclassification of interest from cash flow hedge into interest expense	4,638	1,134	3,504	244	61	183	—	—	—
Cumulative effect of adopting accounting standard	—	—	—	(50)	—	(50)	—	—	—
Reclassification of certain income tax effects to retained earnings	—	—	—	—	—	—	—	471	(471)
Other comprehensive loss	$(32,734)	$(3,190)	$(29,544)	$(12,909)	$(3,246)	$(9,663)	$(8,202)	$319	$(8,521)

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
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2020	2019	2018
Net Income	$24,042	$143,993	$141,625
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	38,658	38,670	38,752
Dilutive effect of potential common shares	341	490	529
Weighted-average common shares outstanding for dilutive computation	38,999	39,160	39,281
Net Income Per Share — Basic	$0.62	$3.72	$3.65
Net Income Per Share — Diluted	$0.62	$3.68	$3.61

Stock awards relating to 726, 226 and 66 shares of common stock were outstanding at June 30, 2020, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.
NOTE 11: SHARE-BASED COMPENSATION
Share-Based Incentive Plans
Following approval by the Company's shareholders in October 2019, the 2019 Long-Term Performance Plan (the "2019 Plan") replaced the 2015 Long-Term Performance Plan. The 2019 Plan, which expires in 2024, provides for granting of SARs, stock options, stock awards, cash awards, and such other awards or combination thereof as the Executive Organization and Compensation Committee or, in the case of director awards, the Corporate Governance Committee of the Board of Directors (together referred to as the Committee) may determine to officers, other key employees and members of the Board of Directors. Grants are generally made at regularly scheduled committee meetings. Compensation costs charged to expense under award programs paid (or to be paid) with shares (including SARs, stock options, performance shares, restricted stock, and RSUs) are summarized in the table below:

Year Ended June 30,	2020	2019	2018
SARs and options	$2,954	$2,440	$1,961
Performance shares	854	2,082	2,006
Restricted stock and RSUs	3,146	2,391	2,660
Total compensation costs under award programs	$6,954	$6,913	$6,627

Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $2,189, $2,709 and $1,923 for fiscal years 2020, 2019 and 2018, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2020 is summarized in the table below:

June 30,	2020	Average Expected Period of Expected Recognition (Years)
SARs and options	$4,113	2.2
Performance shares	4,580	1.8
Restricted stock and RSUs	3,028	2.1
Total unrecognized compensation costs under award programs	$11,721	2.0

Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.0 years. The aggregate number of shares of common stock which may be awarded under the 2019 Plan is 2,250; shares available for future grants at June 30, 2020 were 2,221.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs and stock option grants issued in fiscal 2020, 2019 and 2018 are:

	2020	2019	2018
Expected life, in years	6.2	6.0	6.0
Risk free interest rate	1.6%	2.8%	2.1%
Dividend yield	2.3%	1.8%	2.5%
Volatility	23.7%	22.5%	24.3%
Per share fair value of SARs granted during the year	$10.12	$16.15	$11.25

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
A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2020
(Shares in thousands)
Outstanding, beginning of year	1,479	$49.42
Granted	296	54.20
Exercised	(139)	39.06
Forfeited	(16)	60.64
Outstanding, end of year	1,620	$51.07
Exercisable at end of year	996	$46.10
Expected to vest at end of year	1,607	$51.01

The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2020 were 6.0, 4.7, and 6.0 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2020 were $20,862 $16,795, and $20,780, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2020, 2019, and 2018 was $3,460, $3,363, and $1,765, respectively.
The total fair value of shares vested during fiscal 2020, 2019, and 2018 was $2,285, $1,846, and $2,149, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the Committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of non-vested performance shares activity at June 30, 2020 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2020
(Shares in thousands)
Non-vested, beginning of year	97	$50.88
Awarded	17	52.86
Vested	(58)	47.87
Non-vested, end of year	56	$54.62

The Committee set three one-year goals for each of the 2020, 2019, and 2018 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. For the outstanding grants as of June 30, 2020, the maximum number of shares that could be earned in future periods was 79.

Restricted Stock and Restricted Stock Units
Restricted stock award recipients are entitled to receive dividends on, and have voting rights with respect to their respective shares, but are restricted from selling or transferring the shares prior to vesting. Restricted stock awards vest over periods of one to four years. RSUs are grants valued in shares of Applied stock, but shares are not issued until the grants vest three to five years from the award date, assuming continued employment with Applied. Applied primarily pays dividend equivalents on RSUs on a current basis, however dividend equivalents on RSU grants under the 2019 Plan will be paid upon vesting.
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2020 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2020
(Share amounts in thousands)
Non-vested, beginning of year	89	$59.93
Granted	81	56.74
Vested	(40)	53.60
Non-vested, end of year	130	$59.91

NOTE 12: LEASES
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the statements of consolidated income. Operating lease costs and short-term lease costs were $33,152 and $10,581 for the year ended June 30, 2020, respectively. Rental expense incurred for operating leases under ASC Topic 840, Leases, was $45,000 for the year ended June 30, 2019. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

June 30,	2020
Operating lease assets, net	$90,636

Operating lease liabilities
Other current liabilities	$27,231
Other liabilities	67,926
Total operating lease liabilities	$95,157

June 30,	2020
Weighted average remaining lease term (years)	3.6
Weighted average incremental borrowing rate	3.45%

Year Ended June 30,	2020
Cash paid for operating leases	$34,642
Right of use assets obtained in exchange for new operating lease liabilities	$39,136

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2021	$29,979
2022	22,900
2023	16,428
2024	12,842
2025	6,698
Thereafter	15,318
Total lease payments	104,165
Less interest	9,008
Present value of lease liabilities	$95,157

The table below summarizes the future minimum annual rental commitments for operating leases accounted for in accordance with ASC Topic 840, Leases, as of June 30, 2019:

Fiscal Year	Operating Leases
2020	$33,707
2021	23,407
2022	16,420
2023	10,653
2024	7,838
Thereafter	12,135
Total minimum lease payments	$104,160

The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,500 in 2020 and $2,400 in both 2019 and 2018, respectively.
NOTE 13: SEGMENT INFORMATION
The Company's reportable segments are: Service Center Based Distribution and Fluid Power & Flow Control. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center Based Distribution segment operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of motion control infrastructure and production equipment. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment. The Fluid Power & Flow Control segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, and engineered flow control products and services.
The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment of $29,582, $28,677, and $25,556, in 2020, 2019, and 2018, respectively, have been eliminated in the following table.

Segment Financial Information

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Year Ended June 30, 2020
Net sales	$2,241,949	$1,003,703	$3,245,652
Operating income for reportable segments	211,667	109,847	321,514
Assets used in the business	1,314,011	969,540	2,283,551
Depreciation and amortization of property	17,133	4,063	21,196
Capital expenditures	17,063	3,052	20,115
Year Ended June 30, 2019
Net sales	$2,452,905	$1,019,834	$3,472,739
Operating income for reportable segments	254,954	112,117	367,071
Assets used in the business	1,265,093	1,066,604	2,331,697
Depreciation and amortization of property	15,982	4,254	20,236
Capital expenditures	16,475	2,495	18,970
Year Ended June 30, 2018
Net sales	$2,346,418	$726,856	$3,073,274
Operating income for reportable segments	238,322	83,175	321,497
Assets used in the business	1,198,296	1,087,445	2,285,741
Depreciation and amortization of property	15,336	2,462	17,798
Capital expenditures	18,492	4,738	23,230

A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2020	2019	2018
Operating income for reportable segments	$321,514	$367,071	$321,497
Adjustments for:
Intangible amortization — Service Center Based Distribution	12,385	13,639	17,375
Intangible amortization — Fluid Power & Flow Control	29,168	28,244	14,690
Intangible Impairment — Service Center Based Distribution	—	31,594	—
Goodwill Impairment — Fluid Power & Flow Control	131,000	—	—
Corporate and other expense, net	59,972	59,806	63,605
Total operating income	88,989	233,788	225,827
Interest expense, net	36,535	40,188	23,485
Other income, net	(2,782)	(881)	(2,376)
Income before income taxes	$55,236	$194,481	$204,718

Fluctuations in corporate and other expense, net, are due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.
Geographic Information
Long-lived assets are based on physical locations and are comprised of the net book value of property, intangible assets and right of use assets. Information by geographic area is as follows:

June 30,	2020	2019	2018
Long-Lived Assets:
United States	$523,739	$474,910	$501,373
Canada	23,865	13,291	50,261
Other Countries	8,148	4,968	5,656
Total	$555,752	$493,169	$557,290

NOTE 14: COMMITMENTS AND CONTINGENCIES
The Company is a party to various pending judicial and administrative proceedings. Based on circumstances currently known, the Company does not expect that the ultimate resolution of any of these matters will have, either individually or in the aggregate, a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
NOTE 15: OTHER INCOME, NET
Other income, net, consists of the following:

Year Ended June 30,	2020	2019	2018
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(458)	$(689)	$(785)
Foreign currency transaction (gains) losses	(2,463)	334	(210)
Net other periodic post-employment (benefits) costs	(120)	(85)	245
Life insurance expense (income), net	233	(479)	(1,628)
Other, net	26	38	2
Total other income, net	$(2,782)	$(881)	$(2,376)

NOTE 16: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2020 through the date the financial statements were issued.

QUARTERLY OPERATING RESULTS
(In thousands, except per share amounts)
(UNAUDITED)

					Per Common Share
	Net Sales	Gross Profit	Operating Income (loss)	Net Income (loss)	Net Income (loss)	Cash Dividend
2020
First Quarter	$856,404	$251,460	$61,166	$38,799	$1.00	$0.31
Second Quarter	833,375	241,234	58,745	38,031	0.97	0.31
Third Quarter	830,797	236,752	(77,950)	(82,777)	(2.14)	0.32
Fourth Quarter	725,076	208,290	47,028	29,989	0.77	0.32
	$3,245,652	$937,736	$88,989	$24,042	$0.62	$1.26
2019
First Quarter	$864,515	$251,853	$66,339	$48,938	$1.24	$0.30
Second Quarter	840,038	242,860	60,965	38,717	0.99	0.30
Third Quarter	885,443	255,559	34,509	16,535	0.42	0.31
Fourth Quarter	882,743	257,351	71,975	39,803	1.02	0.31
	$3,472,739	$1,007,623	$233,788	$143,993	$3.68	$1.22
On August 7, 2020, there were 3,742 shareholders of record including 2,522 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan. The Company’s common stock is listed on the New York Stock Exchange. The closing price on August 7, 2020 was $67.26 per share.
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
Fiscal 2020
The decline in net sales in the third and fourth quarters of fiscal 2020 is due to slowness in key end markets largely attributable to the impact of the COVID-19 pandemic.
During the first quarter of fiscal 2020, the Company adopted ASC 842 – accounting for leases. Adoption of the new standard resulted in the recognition of right-of-use assets and lease liabilities of $83.5 million and $89.8 million, respectively, on July 1, 2019. In addition, the adoption resulted in an adjustment to opening retained earnings of approximately $3.3 million, net of tax, on July 1, 2019.
During the first quarter of fiscal 2020, the Company acquired 100% of the outstanding shares of Olympus Controls, a Portland, Oregon based full-service provider of innovative technologies and complete engineered solutions for original equipment manufacturers, machine builders, integrators, and end users. Olympus Controls is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $36.6 million.
During the third quarter of fiscal 2020, the Company recognized a non-cash goodwill impairment charge of $131.0 million related to the operations of FCX Performance, Inc. (FCX) within the Company's Fluid Power & Flow Control segment.
During the third quarter of fiscal 2020, the Company incurred certain non-routine charges primarily related to its U.S. operations in the Service Center Based Distribution segment. Total non-routine charges reduced gross profit by $3.9 million, increased the operating loss by $6.0 million, and increased the quarter net loss by $3.6 million.
Fiscal 2019
During the third quarter of fiscal 2019, the Company acquired substantially all of the net assets of MilRoc Distribution and Woodward Steel for a purchase price of $35.0 million. MilRoc Distribution is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial trailer parts to the oil & gas industry. Woodward Steel is a Woodward, Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc Distribution and Woodward steel are both included in the Service Center Based Distribution segment.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2020.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 14, 2020

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result of the COVID-19 pandemic, a significant portion of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020, of the Company and our report dated August 14, 2020, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of the FASB's new standard related to leases.
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
August 14, 2020

ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 27, 2020, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Information about our Executive Officers.”
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied's proxy statement, under the caption “Delinquent Section 16(a) Reports."
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

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2020, under the captions “Executive Compensation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Applied's shareholders have approved the following equity compensation plans: the 2007 Long-Term Performance Plan, the 2011 Long-Term Performance Plan, the 2015 Long-Term Performance Plan, the 2019 Long-Term Performance Plan, the Deferred Compensation Plan (no active employees participate in the plan), and the Deferred Compensation Plan for Non-Employee Directors (two active directors participate in the plan). All of these plans are currently in effect.
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2020.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,606,961	$51.01	*
Equity compensation plans not approved by security holders	—	—	—
Total	1,606,961	$51.01	*

*
The 2019 Long-Term Performance Plan was adopted in October 2019 to replace the 2015 Long-Term Performance Plan and, similarly, the 2015 Long-Term Performance Plan replaced the 2011 Long-Term Performance Plan, which itself had replaced the 2007 Long-Term Performance Plan. Stock options, stock appreciation rights, and other awards remain outstanding under the 2007, 2011, and 2015 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2019 Long-Term Performance Plan at June 30, 2020 was 2,221,129.

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2020, under the caption “Holdings of Major Shareholders, Officers, and Directors.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2020, under the caption “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 27, 2020, under the caption “Item 3 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2020, 2019, and 2018

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2020, 2019, and 2018

•	Consolidated Balance Sheets at June 30, 2020 and 2019

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2020, 2019, and 2018

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2020, 2019, and 2018

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2020, 2019, and 2018

•	Supplementary Data:

• Quarterly Operating Results
(a)2. Financial Statement Schedule.
The following schedule is included in this Part IV, and is found in this report at the page indicated:

Page No.

Schedule II - Valuation and Qualifying Accounts: Pg. 72
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

4.2
Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 30, 2019, between Applied Industrial Technologies, Inc. and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and certain of its affiliates (filed as Exhibit 10.1 to Applied’s Form 8-K filed November 5, 2019, SEC File No. 1-2299, and incorporated here by reference).

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

4.7	Description of Applied's securities.

*10.1
A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 27, 2020 under the caption “Director Compensation.”

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

*10.10	2019 Long-Term Performance Plan, amended and restated (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2019, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K filed November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.12	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.13
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2017 revision) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.14	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Performance Shares Terms and Conditions (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2019, SEC File No. 1-2299, and incorporated here by reference).

*10.16	Management Incentive Plan General Terms (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2019, SEC File No. 1-2299, and incorporated here by reference).

*10.17	Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.1 to Applied's Form 8-K filed August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.18
Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2018, SEC File No. 1-2299, and incorporated here by reference).

*10.19
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

*10.23
First Amendment to Supplemental Defined Contribution Plan effective as of October 1, 2000 (filed as Exhibit 10(a) to Applied’s Form 10-Q for the quarter ended September 30, 2000, SEC File No. 1-2299, and incorporated here by reference).

*10.24
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

*10.26	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K filed October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K filed October 26, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.28	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K filed October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.29	Change in Control Agreement for Fred D. Bauer (filed as Exhibit 99.1 to Applied's Form 8-K filed April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.30
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

21	Applied’s subsidiaries at June 30, 2020.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2020, 2019, AND 2018
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2020
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$10,498	$14,055	$—		$10,892	(C)	$13,661
Returns reserve	7,265	—	2,618	(B)	—		9,883
	$17,763	$14,055	$2,618		$10,892		$23,544
Year Ended June 30, 2019
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$10,964	$4,058	$—		$4,524	(C)	$10,498
Returns reserve	2,602	738	3,925	(B)	—		7,265
	$13,566	$4,796	$3,925		$4,524		$17,763
Year Ended June 30, 2018
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$8,056	$2,803	$3,548	(A)	$3,443	(C)	$10,964
Returns reserve	1,572	—	1,030	(A)	—		2,602
	$9,628	$2,803	$4,578		$3,443		$13,566

(A)
Amounts in the year ending June 30, 2018 represent reserves recorded through purchase accounting for acquisitions made during the year of $3,548 and for the return of merchandise by customers of $1,030.

(B)
Amounts in the year ending June 30, 2020 and 2019 represent reserves recorded for the return of merchandise by customers. The Company adopted ASC 606 - Revenue from Contracts with Customers effective July 1, 2018 which requires the Company's sales returns reserve to be established at the gross sales value with an asset established for the value of the expected product to be returned.

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
Date: August 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Madhuri A. Andrews, Director	Peter A. Dorsman, Director

*	*
Mary Dean Hall, Director	Dan P. Komnenovich, Director

*	*
Robert J. Pagano, Jr., Director	Vincent K. Petrella, Director

*	/s/ Neil A. Schrimsher
Joe A. Raver, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director

*
Peter C. Wallace, Director and Chairman

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 14, 2020