Form 10-Q
period 2020-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2020-10-29
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2020

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

There were 38,759,994 (no par value) shares of common stock outstanding on October 16, 2020.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2020	2019
Net sales	$747,807	$856,404
Cost of sales	532,026	604,944
Gross profit	215,781	251,460
Selling, distribution and administrative expense, including depreciation	163,473	190,294
Operating income	52,308	61,166
Interest expense, net	7,653	10,059
Other income, net	(177)	—
Income before income taxes	44,832	51,107
Income tax expense	10,048	12,308
Net income	$34,784	$38,799
Net income per share - basic	$0.90	$1.00
Net income per share - diluted	$0.89	$1.00
Weighted average common shares outstanding for basic computation	38,722	38,611
Dilutive effect of potential common shares	366	350
Weighted average common shares outstanding for diluted computation	39,088	38,961
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2020	2019
Net income per the condensed statements of consolidated income	$34,784	$38,799

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	5,554	(4,034)
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	68	(17)
Unrealized loss on cash flow hedge	(17)	(2,180)
Reclassification of interest from cash flow hedge into interest expense	2,690	427
Total other comprehensive income ( loss), before tax	8,295	(5,804)
Income tax expense (benefit) related to items of other comprehensive loss	786	(557)
Other comprehensive income (loss), net of tax	7,509	(5,247)
Comprehensive income, net of tax	$42,293	$33,552
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2020	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$271,060	$268,551
Accounts receivable, net	447,032	449,998
Inventories	365,355	389,150
Other current assets	52,887	52,070
Total current assets	1,136,334	1,159,769
Property, less accumulated depreciation of $197,143 and $192,054	120,285	121,901
Operating lease assets, net	89,622	90,636
Identifiable intangibles, net	333,613	343,215
Goodwill	541,357	540,594
Other assets	28,042	27,436
TOTAL ASSETS	$2,249,253	$2,283,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$181,627	$186,270
Current portion of long-term debt	78,651	78,646
Compensation and related benefits	65,168	61,887
Other current liabilities	88,605	99,280
Total current liabilities	414,051	426,083
Long-term debt	792,827	855,143
Other liabilities	156,969	158,783
TOTAL LIABILITIES	1,363,847	1,440,009
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	176,007	176,492
Retained earnings	1,235,351	1,200,570
Treasury shares—at cost (15,453 and 15,503 shares, respectively)	(414,031)	(414,090)
Accumulated other comprehensive loss	(121,921)	(129,430)
TOTAL SHAREHOLDERS’ EQUITY	885,406	843,542
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,249,253	$2,283,551
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$34,784	$38,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	5,352	5,223
Amortization of intangibles	9,726	10,374
Amortization of stock options and appreciation rights	693	773
Other share-based compensation expense	677	919
Changes in operating assets and liabilities, net of acquisitions	24,559	(8,682)
Other, net	6,051	2,612
Net Cash provided by Operating Activities	81,842	50,018
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	—	(35,703)
Property purchases	(3,597)	(4,946)
Proceeds from property sales	193	88
Net Cash used in Investing Activities	(3,404)	(40,561)
Cash Flows from Financing Activities
Long-term debt repayments	(62,450)	(4,934)
Dividends paid	(12,415)	(11,985)
Acquisition holdback payments	(521)	(201)
Taxes paid for shares withheld for equity awards	(1,797)	(1,754)
Net Cash used in Financing Activities	(77,183)	(18,874)
Effect of Exchange Rate Changes on Cash	1,254	(598)
Increase (decrease) in Cash and Cash Equivalents	2,509	(10,015)
Cash and Cash Equivalents at Beginning of Period	268,551	108,219
Cash and Cash Equivalents at End of Period	$271,060	$98,204
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended September 30, 2020	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2020	38,710	$10,000	$176,492	$1,200,570	$(414,090)	$(129,430)	$843,542
Net income				34,784			34,784
Other comprehensive income						7,509	7,509
Cash dividends — $0.32 per share				(18)			(18)
Treasury shares issued for:
Exercise of stock appreciation rights and options	13		(277)		12		(265)
Performance share awards	22		(985)		(20)		(1,005)
Restricted stock units	15		(593)		96		(497)
Compensation expense — stock appreciation rights and options			693				693
Other share-based compensation expense			677				677
Other				15	(29)		(14)
Balance at September 30, 2020	38,760	$10,000	$176,007	$1,235,351	$(414,031)	$(121,921)	$885,406

For the Period Ended September 30, 2019	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2019	38,597	$10,000	$172,931	$1,229,148	$(415,159)	$(99,886)	$897,034
Net income				38,799			38,799
Other comprehensive loss						(5,247)	(5,247)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $0.31 per share				(20)			(20)
Treasury shares issued for:
Exercise of stock appreciation rights and options	5		(177)		61		(116)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	16		(631)		200		(431)
Compensation expense — stock appreciation rights and options			773				773
Other share-based compensation expense			919				919
Other	2		(52)	(4)	23		(33)
Balance at September 30, 2019	38,656	$10,000	$172,223	$1,264,648	$(414,513)	$(105,133)	$927,225

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2020, and the results of its operations and its cash flows for the three month periods ended September 30, 2020 and 2019, have been included. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.
Operating results for the three month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2021.
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
Recently Adopted Accounting Guidance
Accounting for current expected credit losses
In June 2016, the FASB issued its final standard on measurement of credit losses on financial instruments. This standard, issued as ASU 2016-13, requires that an entity measure impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This update is effective for annual and interim financial statement periods beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. In November 2018, April 2019, May 2019, November 2019, and February 2020, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02, respectively, which clarify the guidance in ASU 2016-13. The Company adopted the new guidance in the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the Company's financial statements or related disclosures.
Recently Issued Accounting Guidance
In December 2019, the FASB issued its final standard on simplifying the accounting for income taxes. This standard, issued as ASU 2019-12, makes a number of changes meant to add or clarify guidance on accounting for income taxes. This update is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted in any interim period for which financial statements have not yet been filed. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

2.    REVENUE RECOGNITION

Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three months ended September 30, 2020 and 2019. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended September 30,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$415,242	$228,815	$644,057	$492,873	$250,113	$742,986
Canada	56,896	—	56,896	65,946	—	65,946
Other countries	41,146	5,708	46,854	44,341	3,131	47,472
Total	$513,284	$234,523	$747,807	$603,160	$253,244	$856,404

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	36.0%	39.4%	37.0%	34.8%	43.7%	37.5%
Industrial Machinery	9.4%	26.7%	14.9%	10.2%	22.1%	13.7%
Food	14.1%	3.0%	10.7%	11.1%	2.7%	8.6%
Metals	10.2%	7.0%	9.2%	12.4%	8.2%	11.1%
Forest Products	10.8%	2.9%	8.3%	7.7%	3.1%	6.4%
Chem/Petrochem	3.5%	13.3%	6.6%	2.8%	12.7%	5.7%
Cement & Aggregate	7.7%	1.1%	5.6%	6.8%	1.0%	5.1%
Transportation	4.7%	5.4%	4.9%	4.9%	4.6%	4.8%
Oil & Gas	3.6%	1.2%	2.8%	9.3%	1.9%	7.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.7%	7.6%	28.3%	34.5%	9.3%	27.1%
Fluid Power	13.1%	39.1%	21.3%	13.3%	39.7%	21.1%
Bearings, Linear & Seals	29.0%	0.4%	20.0%	25.9%	0.3%	18.3%
General Maintenance; Hose Products	20.2%	13.8%	18.1%	26.3%	8.0%	20.9%
Specialty Flow Control	—%	39.1%	12.3%	—%	42.7%	12.6%
Total	100%	100%	100%	100%	100%	100%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	September 30, 2020	June 30, 2020	$ Change	% Change
Contract assets	$9,536	$8,435	$1,101	13.1%
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2020 and the three month period ended September 30, 2020 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at June 30, 2019	$213,634	$448,357	$661,991
Goodwill acquired during the period	(3,393)	14,667	11,274
Impairment	—	(131,000)	(131,000)
Other, primarily currency translation	(1,671)	—	(1,671)
Balance at June 30, 2020	$208,570	$332,024	$540,594
Other, primarily currency translation	763	—	763
Balance at September 30, 2020	$209,333	$332,024	$541,357

The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2020.  The Company concluded that seven (7) of the reporting units’ fair value exceeded their carrying amounts by at least 10% as of January 1, 2020. Among these, the Canada reporting unit's fair value exceeded its carrying value by 12%, and the Mexico reporting unit's fair value exceeded its carrying value by 14%. The Canada and Mexico reporting units have goodwill balances of $27,770 and $5,365, respectively, as of September 30, 2020. As of January 1, 2020, the carrying value of the final reporting unit, which is comprised of the FCX Performance Inc. (FCX) operations, exceeded the fair value, resulting in goodwill impairment of $131,000. The non-cash impairment charge is the result of the overall decline in the industrial economy, specifically slower demand in FCX's end markets. This has led to reduced spending by customers and reduced revenue expectations. The remaining goodwill for the FCX reporting unit as of September 30, 2020 is $309,012. Because the carrying value of the FCX reporting unit approximated fair value of the reporting unit after the impairment was recorded, a future decline in the estimated cash flows could result in an additional impairment loss. A future decline in the estimated cash flows could result from a significant or extended decline in various end markets.
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
At September 30, 2020 and June 30, 2020, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment. At September 30, 2020 and June 30, 2020, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $167,605 related to the Fluid Power & Flow Control segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2020	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$426,471	$170,805	$255,666
Trade names	111,488	36,794	74,694
Vendor relationships	11,376	9,170	2,206
Other	2,078	1,031	1,047
Total Identifiable Intangibles	$551,413	$217,800	$333,613

June 30, 2020	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$426,017	$162,965	$263,052
Trade names	111,453	34,815	76,638
Vendor relationships	11,329	8,934	2,395
Other	2,078	948	1,130
Total Identifiable Intangibles	$550,877	$207,662	$343,215
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable. Sustained significant softness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2020) for the next five years is as follows: $28,600 for the remainder of 2021, $36,200 for 2022, $34,000 for 2023, $29,800 for 2024, $26,800 for 2025 and $24,800 for 2026.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

5.     DEBT

A summary of long-term debt, including the current portion, follows:

	September 30, 2020	June 30, 2020
Term Loan	$579,500	$589,250
Trade receivable securitization facility	162,300	175,000
Series C notes	80,000	120,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	1,026	1,026
Total debt	$872,826	$935,276
Less: unamortized debt issuance costs	1,348	1,487
	$871,478	$933,789

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver at September 30, 2020 or June 30, 2020. Unused lines under this facility, net of outstanding letters of credit of $731 and $1,873, respectively, to secure certain insurance obligations, totaled $249,269 and $248,127 at September 30, 2020 and June 30, 2020, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.94% as of September 30, 2020 and June 30, 2020.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,499 and $4,475 as of September 30, 2020 and June 30, 2020, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. The interest rate on the AR Securitization Facility was 1.07% as of September 30, 2020 and June 30, 2020. The Company classified the AR Securitization Facility as long-term debt as it has the ability and intent to extend or refinance this amount on a long-term basis.
Other Long-Term Borrowings
At September 30, 2020 and June 30, 2020, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $130,000 and $170,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes, which had an original principal amount of $120,000, carry a fixed interest rate of 3.19%. A $40,000 principal payment was made on the "Series C" notes in July 2020, and the remaining principal balance of $80,000 is due in equal payments in July 2021 and 2022. The "Series D" notes have a remaining principal balance of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, and matures in May 2024.

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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. The interest rate swap converts $431,000 of variable rate debt to a rate of 4.36% as of September 30, 2020 and June 30, 2020, respectively. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $23,505 and $26,179 as of September 30, 2020 and June 30, 2020, respectively, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet. Realized losses related to the interest rate cash flow hedge were not material during the three months ended September 30, 2020 and 2019.

7.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2020 and June 30, 2020 totaled $13,533 and $12,259, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of September 30, 2020 and June 30, 2020, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2020	$(105,094)	$(4,564)	$(19,772)	$(129,430)
Other comprehensive income (loss)	5,439	—	(13)	5,426
Amounts reclassified from accumulated other comprehensive (loss) income	—	51	2,032	2,083
Net current-period other comprehensive income	5,439	51	2,019	7,509
Balance at September 30 2020	$(99,655)	$(4,513)	$(17,753)	$(121,921)

	Three Months Ended September 30, 2019
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2019	$(86,330)	$(2,852)	$(10,704)	$(99,886)
Other comprehensive loss	(3,913)	—	(1,643)	(5,556)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(13)	322	309
Net current-period other comprehensive loss	(3,913)	(13)	(1,321)	(5,247)
Balance at September 30, 2019	$(90,243)	$(2,865)	$(12,025)	$(105,133)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
	2020			2019
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$5,554	$115	$5,439	$(4,034)	$(121)	$(3,913)
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	68	17	51	(17)	(4)	(13)
Unrealized loss on cash flow hedge	(17)	(4)	(13)	(2,180)	(537)	(1,643)
Reclassification of interest from cash flow hedge into interest expense	2,690	658	2,032	427	105	322
Other comprehensive income (loss)	$8,295	$786	$7,509	$(5,804)	$(557)	$(5,247)

Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2020 and September 30, 2019, stock options and stock appreciation rights related to 578 and 740 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

9.    SEGMENT INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $1,133 and $358 in the three months ended September 30, 2020 and 2019, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the Service Center Based Distribution segment. The Company allocates LIFO expense between the segments in the fourth quarter of its fiscal year. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $7,496 and $7,313, in the three months ended September 30, 2020 and 2019, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
September 30, 2020
Net sales	$513,284	$234,523	$747,807
Operating income for reportable segments	49,901	25,861	75,762
Assets used in business	1,283,031	966,222	2,249,253
Depreciation and amortization of property	4,395	957	5,352
Capital expenditures	3,088	509	3,597

September 30, 2019
Net sales	$603,160	$253,244	$856,404
Operating income for reportable segments	60,360	26,857	87,217
Assets used in business	1,289,592	1,140,140	2,429,732
Depreciation and amortization of property	4,178	1,045	5,223
Capital expenditures	4,195	751	4,946

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2020	2019
Operating income for reportable segments	$75,762	$87,217
Adjustment for:
Intangible amortization—Service Center Based Distribution	2,581	3,054
Intangible amortization—Fluid Power & Flow Control	7,145	7,320
Corporate and other expense, net	13,728	15,677
Total operating income	52,308	61,166
Interest expense, net	7,653	10,059
Other income, net	(177)	—
Income before income taxes	$44,832	$51,107

The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

10.    OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended
	September 30,
	2020	2019
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(819)	$(55)
Foreign currency transactions loss (gain)	416	(222)
Net other periodic post-employment benefits	71	(30)
Life insurance expense, net	177	300
Other, net	(22)	7
Total other income, net	$(177)	$—

11.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to September 30, 2019 through the date the financial statements were issued.
On October 5, 2020, the Company acquired substantially all of the net assets of Advanced Control Solutions, which operates four locations in Georgia, Tennessee and Alabama. As a provider of automation products, services, and engineered solutions focused on machine vision equipment and software, mobile and collaborative robotic solutions, intelligent sensors, logic controllers, and other related equipment, this business will be included in the Fluid Power & Flow Control segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,100 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2021, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 583 facilities.
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
Overview
Consolidated sales for the quarter ended September 30, 2020 decreased $108.6 million or 12.7% compared to the prior year quarter, with acquisitions increasing sales by $9.7 million or 1.1% and unfavorable foreign currency translation of $3.1 million decreasing sales by 0.4%. Operating margin was 7.0% of sales for the quarter ended September 30, 2020 compared to 7.1% of sales for the same quarter in the prior year. Net income of $34.8 million decreased 10.3% compared to the prior year quarter. The current ratio was 2.7 to 1 at September 30, 2020 and June 30, 2020.
We continued to face challenges during the quarter from the COVID-19 pandemic. We are classified as critical infrastructure and our facilities remain open and operational as they adhere to health and safety policies.  We have experienced mid-teen year-over-year organic sales percentage declines month-to-date in October 2020.  We are continuing to monitor the impact of the COVID-19 pandemic and continue to take appropriate cost actions.  Cost measures implemented to date include reduced discretionary spend, staff realignments, temporary furloughs and pay reductions, suspension of 401(k) company match, and other expense reduction actions.
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
The MCU (total industry) and IP indices have increased since June 2020. The MCU for September 2020 was 71.5, which is up from the June 2020 revised readings of 68.7. The ISM PMI registered 55.4 in September, up from the June 2020 reading of 52.6. The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2020	71.5	55.4	98.3
August 2020	72.0	56.0	98.5
July 2020	71.6	54.2	97.4

The number of Company employees was 6,141 at September 30, 2020, 6,289 at June 30, 2020, and 6,753 at September 30, 2019. The number of operating facilities totaled 583 at September 30, 2020, 584 at June 30, 2020 and 604 at September 30, 2019.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three months Ended September 30, 2020 and 2019
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Decrease
	As a Percent of Net Sales
	2020	2019
Net sales	100.0%	100.0%	(12.7)%
Gross profit	28.9%	29.4%	(14.2)%
Selling, distribution & administrative expense	21.9%	22.2%	(14.1)%
Operating income	7.0%	7.1%	(14.5)%
Net income	4.7%	4.5%	(10.3)%
During the quarter ended September 30, 2020, sales decreased $108.6 million or 12.7% compared to the prior year quarter, with sales from acquisitions adding $9.7 million or 1.1% and unfavorable foreign currency translation accounting for a decrease of $3.1 million or 0.4%. There were 64 selling days in both the quarter ended September 30, 2020 and September 30, 2019. Excluding the impact of businesses acquired, sales were down $115.2 million or 13.4% during the quarter, due to weak demand across key end markets.
The following table shows changes in sales by reportable segment.

Sales by Reportable Segment	Three Months Ended September 30,		Sales Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2020	2019		Acquisitions
Service Center Based Distribution	$513.3	$603.2	$(89.9)	$—	$(3.1)	$(86.8)
Fluid Power & Flow Control	234.5	253.2	(18.7)	9.7	—	(28.4)
Total	$747.8	$856.4	$(108.6)	$9.7	$(3.1)	$(115.2)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $89.9 million or 14.9%. Unfavorable foreign currency translation decreased sales by $3.1 million or 0.5%. Excluding the impact of foreign currency translation, sales decreased $86.8 million or 14.4%, reflecting weaker industrial end-market demand from the impact of the COVID-19 pandemic, although sales improved as the quarter progressed. Weakness remains the greatest within heavy industries but is stabilizing, with positive momentum across the food and beverage, pulp and paper, aggregates, and forestry end markets.
Sales from our Fluid Power & Flow Control segment decreased $18.7 million or 7.4%. The acquisition within this segment increased sales by $9.7 million or 3.8%. Excluding the impact of businesses acquired, sales decreased $28.4 million or 11.2%, driven by a decrease from operations due to ongoing soft demand across industrial, off-highway mobile, and process-related end markets; partially offset by growth within technology, life sciences, and food and beverage end markets, as well as internal growth initiatives and automation-related sales.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended September 30,		Sales Decrease	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2020	2019		Acquisitions
United States	$644.1	$743.0	$(98.9)	$9.7	$—	$(108.6)
Canada	56.9	65.9	(9.0)	—	(0.6)	(8.4)
Other countries	46.8	47.5	(0.7)	—	(2.5)	1.8
Total	$747.8	$856.4	$(108.6)	$9.7	$(3.1)	$(115.2)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales in our U.S. operations were down $98.9 million or 13.3%, as acquisitions added $9.7 million or 1.3%. Excluding the impact of businesses acquired, U.S. sales were down $108.6 million or 14.6%. Sales from our Canadian operations decreased $9.0 million or 13.7%. Unfavorable foreign currency translation decreased Canadian sales by $0.6 million or 1.0%. Excluding the impact of foreign currency translation, Canadian sales were down $8.4 million or 12.7%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $0.7 million or 1.3% from the prior year. Unfavorable foreign currency translation decreased other country sales by $2.5 million or 5.2%. Excluding the impact of currency translation, other country sales were up $1.8 million, or 3.9% during the quarter.
Our gross profit margin was 28.9% in the quarter ended September 30, 2020 compared to 29.4% in the prior period. The gross profit margin for the current quarter was negatively impacted by 10 basis points due to a $0.7 million increase in LIFO expense between quarters. The remaining change is attributable to a lower mix of local account business and the organic sales decline coupled with subdued pricing opportunities given the softer demand environment.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

	Three Months Ended September 30,		SD&A Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2020	2019		Acquisitions
SD&A	$163.5	$190.3	$(26.8)	$2.2	$(0.4)	$(28.6)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.9% of sales in the quarter ended September 30, 2020 compared to 22.2% in the prior year quarter. SD&A decreased $26.8 million or 14.1% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended September 30, 2020 by $0.4 million or 0.2% compared to the prior year quarter. SD&A from businesses acquired added $2.2 million or 1.1% of SD&A expenses, including $0.2 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $28.6 million or 15.0% during the quarter ended September 30, 2020 compared to the prior year quarter. The Company incurred $1.5 million of non-routine expenses related to severance during the quarter ended September 30, 2019. Excluding the impact of acquisitions and severance, total compensation decreased $22.3 million during the quarter ended September 30, 2020, primarily due to cost reduction actions taken by the Company in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. Further, travel & entertainment expense decreased $3.5 million during the quarter ended September 30, 2020 primarily due to reduced travel activity related to COVID-19. All other expenses within SD&A were down $1.3 million.
Operating income decreased $8.9 million or 14.5%, and as a percent of sales decreased to 7.0% from 7.1% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment decreased to 9.7% in the current year quarter from 10.0% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.0% in the current year quarter from 10.6% in the prior year quarter.
Other income, net was income of $0.2 million for the quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million, offset by net unfavorable foreign currency transaction losses of $0.4 million and $0.2 million of expense from other items. During the prior year quarter, other income, net consisted of net favorable foreign currency transaction gains of $0.2 million and unrealized gains on investments held by non-qualified deferred compensation trusts of $0.1 million, offset by life insurance expense of $0.3 million.
The effective income tax rate was 22.4% for the quarter ended September 30, 2020 compared to 24.1% for the quarter ended September 30, 2019. The decrease in the effective tax rate over the prior year is due to changes in discrete items and a reduction in non-deductible expenses associated with travel due to the COVID-19 pandemic during the quarter ended September 30, 2020 compared to the prior year quarter. We expect our full year tax rate for fiscal 2021 to be in the 23.0% to
25.0% range.
As a result of the factors addressed above, net income for the quarter ended September 30, 2020 decreased $4.0 million or 10.3% compared to the prior year quarter. Net income was $0.89 per share for the quarter ended September 30, 2020 compared to $1.00 per share in the prior year quarter, a decrease of 11.0%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2020, we had total debt obligations outstanding of $872.8 million compared to $935.3 million at June 30, 2020. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at September 30, 2020 was $722.3 million, compared to $733.7 million at June 30, 2020. The current ratio was 2.7 to 1 at September 30, 2020 and June 30, 2020, respectively.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2020	2019
Operating Activities	$81,842	$50,018
Investing Activities	(3,404)	(40,561)
Financing Activities	(77,183)	(18,874)
Exchange Rate Effect	1,254	(598)
Increase in Cash and Cash Equivalents	$2,509	$(10,015)
Net cash provided by operating activities was $81.8 million for the three months ended September 30, 2020 compared to $50.0 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the three months ended September 30, 2020 is related to working capital improvements.
Net cash used in investing activities during the three months ended September 30, 2020 decreased from the prior period primarily due to $35.7 million used for the acquisition of Olympus Controls in the prior year period.
Net cash used in financing activities during the three months ended September 30, 2020 increased from the prior period primarily due to a change in net debt activity, as there was $62.5 million of debt payments in the current year period compared to $4.9 million of debt payments in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended September 30, 2020 and 2019, the Company did not acquire any shares of treasury stock on the open market. At September 30, 2020, we had authorization to repurchase 864,618 shares.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	September 30, 2020	June 30, 2020
Unsecured credit facility	$579,500	$589,250
Trade receivable securitization facility	162,300	175,000
Series C notes	80,000	120,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	1,026	1,026
Total debt	$872,826	$935,276
Less: unamortized debt issuance costs	1,348	1,487
	$871,478	$933,789

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver at September 30, 2020 or June 30, 2020. Unused lines under this facility, net of outstanding letters of credit of $0.7 million and $1.9 million, respectively, to secure certain insurance obligations, totaled $249.3 million and $248.1 million at September 30, 2020 and June 30, 2020, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.94% as of September 30, 2020 and June 30, 2020.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.5 million as of September 30, 2020 and June 30, 2020, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. The interest rate on the AR Securitization Facility was 1.07% as of September 30, 2020 and June 30, 2020. The Company classified the AR Securitization Facility as long-term debt as it has the ability and intent to extend or refinance this amount on a long-term basis.
Other Long-Term Borrowings
At September 30, 2020 and June 30, 2020, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $130.0 million and $170.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes, which had an original principal amount of $120.0 million, carry a fixed interest rate of 3.19%. A $40.0 million principal payment was made on the "Series C" notes in July 2020, and the remaining principal balance of $80.0 million is due in equal payments in July 2021 and 2022. The "Series D" notes have a remaining principal balance of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, and matures in May 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company entered into an interest rate swap which mitigates variability in forecasted interest payments on $431.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see note 6, Derivatives, to the consolidated financial statements, included in Item 1 under the caption “Notes to Condensed Consolidated Financial Statements.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2020, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At September 30, 2020, the Company's net indebtedness was less than 3.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at September 30, 2020.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2020	2020
Accounts receivable, gross	$463,540	$463,659
Allowance for doubtful accounts	16,508	13,661
Accounts receivable, net	$447,032	$449,998
Allowance for doubtful accounts, % of gross receivables	3.6%	2.9%

	Three Months Ended September 30,
	2020	2019
Provision for losses on accounts receivable	$5,098	$2,175
Provision as a % of net sales	0.68%	0.25%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 53.8 at September 30, 2020 compared to 55.9 at June 30, 2020.
As of September 30, 2020, approximately 3.6% of our accounts receivable balances are more than 90 days past due, compared to 4.6% at June 30, 2020. On an overall basis, our provision for losses from uncollected receivables represents 0.68% of our sales in the three months ended September 30, 2020, compared to 0.25% of sales for the three months ended September 30, 2019. The increase primarily relates to provisions recorded in the current year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 3.8 for the periods ended September 30, 2020 and June 30, 2020, respectively.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at September 30, 2020.

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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2020.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2020.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. While a significant portion of our workforce began working remotely in March 2020 due to COVID-19, most have returned to working in the office during the first quarter of fiscal 2021. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II.     OTHER INFORMATION

ITEM 1.     Legal Proceedings

The Company is a party to pending legal proceedings with respect to various product liability, commercial, personal injury, employment, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of reasonably possible loss, the Company does not expect, based on circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2020 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 to July 31, 2020	502	$59.73	0	864,618
August 1, 2020 to August 31, 2020	0	$0.00	0	864,618
September 1, 2020 to September 30, 2020	0	$0.00	0	864,618
Total	0	$0.00	0	864,618

(1)During the quarter the Company purchased 502 shares in connection with the Deferred Compensation Plan.
(2)On October 24, 2016, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on October 26, 2016. Purchases can be made in the open market or in privately negotiated transactions.
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

4.5
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

10.1	Management Incentive Plan General Terms

10.2	Performance Shares Terms and Conditions

10.3	Restricted Stock Units Terms and Conditions

10.4	Stock Appreciation Rights Award Terms and Conditions

10.5	First Amendment to Supplemental Defined Contribution Plan (Post - 2004 Terms)

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 29, 2020	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 29, 2020	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer