Form 10-Q
period 2020-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2021-01-29
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2020

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

There were 38,832,046 (no par value) shares of common stock outstanding on January 15, 2021.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$751,287	$833,375	$1,499,094	$1,689,779
Cost of sales	541,753	592,141	1,073,779	1,197,085
Gross profit	209,534	241,234	425,315	492,694
Selling, distribution and administrative expense, including depreciation	162,428	182,489	325,901	372,783
Intangible and other impairment	49,528	—	49,528	—
Operating (loss) income	(2,422)	58,745	49,886	119,911
Interest expense, net	7,658	9,583	15,311	19,642
Other expense (income), net	88	(215)	(89)	(215)
(Loss) income before income taxes	(10,168)	49,377	34,664	100,484
Income tax (benefit) expense	(4,834)	11,346	5,214	23,654
Net (loss) income	$(5,334)	$38,031	$29,450	$76,830
Net (loss) income per share - basic	$(0.14)	$0.98	$0.76	$1.99
Net (loss) income per share - diluted	$(0.14)	$0.97	$0.75	$1.97
Weighted average common shares outstanding for basic computation	38,781	38,649	38,751	38,630
Dilutive effect of potential common shares	—	398	414	370
Weighted average common shares outstanding for diluted computation	38,781	39,047	39,165	39,000
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net (loss) income per the condensed statements of consolidated income	$(5,334)	$38,031	$29,450	$76,830

Other comprehensive income, before tax:
Foreign currency translation adjustments	14,471	5,445	20,025	1,411
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	67	(16)	135	(33)
Unrealized (loss) gain on cash flow hedge	(2,724)	1,822	(2,741)	(358)
Reclassification of interest from cash flow hedge into interest expense	2,822	906	5,512	1,333
Total other comprehensive income, before tax	14,636	8,157	22,931	2,353
Income tax expense related to items of other comprehensive income	79	584	865	27
Other comprehensive income, net of tax	14,557	7,573	22,066	2,326
Comprehensive income, net of tax	$9,223	$45,604	$51,516	$79,156
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2020	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$288,775	$268,551
Accounts receivable, net	444,200	449,998
Inventories	363,757	389,150
Other current assets	54,864	52,070
Total current assets	1,151,596	1,159,769
Property, less accumulated depreciation of $198,572 and $192,054	120,530	121,901
Operating lease assets, net	86,977	90,636
Identifiable intangibles, net	294,581	343,215
Goodwill	557,257	540,594
Other assets	30,076	27,436
TOTAL ASSETS	$2,241,017	$2,283,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$196,468	$186,270
Current portion of long-term debt	78,638	78,646
Compensation and related benefits	67,253	61,887
Other current liabilities	83,508	99,280
Total current liabilities	425,867	426,083
Long-term debt	783,076	855,143
Other liabilities	151,367	158,783
TOTAL LIABILITIES	1,360,310	1,440,009
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	175,016	176,492
Retained earnings	1,217,582	1,200,570
Treasury shares—at cost (15,382 and 15,503 shares, respectively)	(414,527)	(414,090)
Accumulated other comprehensive loss	(107,364)	(129,430)
TOTAL SHAREHOLDERS’ EQUITY	880,707	843,542
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,241,017	$2,283,551
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$29,450	$76,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	10,561	10,617
Amortization of intangibles	18,002	20,569
Intangible and other impairment	49,528	—
Amortization of stock options and appreciation rights	1,328	1,494
Other share-based compensation expense	2,167	1,837
Changes in operating assets and liabilities, net of acquisitions	52,005	(11,660)
Other, net	(3,685)	5,212
Net Cash provided by Operating Activities	159,356	104,899
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(31,078)	(36,390)
Capital expenditures	(8,449)	(11,965)
Proceeds from property sales	292	325
Net Cash used in Investing Activities	(39,235)	(48,030)
Cash Flows from Financing Activities
Long-term debt borrowings	—	25,000
Long-term debt repayments	(72,260)	(34,868)
Interest rate swap settlement payments	(549)	—
Payment of debt issuance costs	—	(16)
Dividends paid	(24,899)	(24,002)
Acquisition holdback payments	(1,138)	(777)
Exercise of stock options and appreciation rights	163	330
Taxes paid for shares withheld for equity awards	(5,571)	(1,988)
Net Cash used in Financing Activities	(104,254)	(36,321)
Effect of Exchange Rate Changes on Cash	4,357	(618)
Increase in Cash and Cash Equivalents	20,224	19,930
Cash and Cash Equivalents at Beginning of Period	268,551	108,219
Cash and Cash Equivalents at End of Period	$288,775	$128,149
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2020	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2020	38,710	$10,000	$176,492	$1,200,570	$(414,090)	$(129,430)	$843,542
Net income				34,784			34,784
Other comprehensive income						7,509	7,509
Cash dividends — $0.32 per share				(18)			(18)
Treasury shares issued for:
Exercise of stock appreciation rights and options	13		(277)		12		(265)
Performance share awards	22		(985)		(20)		(1,005)
Restricted stock units	15		(593)		96		(497)
Compensation expense — stock appreciation rights and options			693				693
Other share-based compensation expense			677				677
Other				15	(29)		(14)
Balance at September 30, 2020	38,760	$10,000	$176,007	$1,235,351	$(414,031)	$(121,921)	$885,406
Net loss				(5,334)			(5,334)
Other comprehensive income						14,557	14,557
Cash dividends — $0.32 per share				(12,483)			(12,483)
Treasury shares issued for:
Exercise of stock appreciation rights and options	71		(3,116)		(496)		(3,612)
Compensation expense — stock appreciation rights and options			635				635
Other share-based compensation expense			1,490				1,490
Other				48	—		48
Balance at December 31, 2020	38,831	$10,000	$175,016	$1,217,582	$(414,527)	$(107,364)	$880,707

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2019	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2019	38,597	$10,000	$172,931	$1,229,148	$(415,159)	$(99,886)	$897,034
Net income				38,799			38,799
Other comprehensive loss						(5,247)	(5,247)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $0.31 per share				(20)			(20)
Treasury shares issued for:
Exercise of stock appreciation rights and options	5		(177)		61		(116)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	16		(631)		200		(431)
Compensation expense — stock appreciation rights and options			773				773
Other share-based compensation expense			919				919
Other	2		(52)	(4)	23		(33)
Balance at September 30, 2019	38,656	$10,000	$172,223	$1,264,648	$(414,513)	$(105,133)	$927,225
Net income				38,031			38,031
Other comprehensive income						7,573	7,573
Cash dividends — $0.31 per share				(12,017)			(12,017)
Treasury shares issued for:
Exercise of stock appreciation rights and options	22		(185)		(47)		(232)
Compensation expense — stock appreciation rights and options			721				721
Other share-based compensation expense			918				918
Other				23	(1)		22
Balance at December 31, 2019	38,678	$10,000	$173,677	$1,290,685	$(414,561)	$(97,560)	$962,241

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2020, and the results of its operations and its cash flows for the six month periods ended December 31, 2020 and 2019, have been included. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.
Operating results for the six month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2021.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and six months ended December 31, 2020 and 2019. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended December 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$417,456	$230,358	$647,814	$467,191	$253,149	$720,340
Canada	57,809	—	57,809	67,897	—	67,897
Other countries	40,425	5,239	45,664	40,700	4,438	45,138
Total	$515,690	$235,597	$751,287	$575,788	$257,587	$833,375

	Six Months Ended December 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$832,698	$459,173	$1,291,871	$960,064	$503,262	$1,463,326
Canada	114,705	—	114,705	133,843	—	133,843
Other countries	81,571	10,947	92,518	85,041	7,569	92,610
Total	$1,028,974	$470,120	$1,499,094	$1,178,948	$510,831	$1,689,779

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.8%	39.8%	37.1%	34.4%	41.0%	36.4%
Industrial Machinery	9.3%	26.3%	14.6%	9.1%	24.2%	13.8%
Food	14.1%	3.0%	10.6%	12.0%	3.0%	9.2%
Metals	10.5%	6.6%	9.3%	10.7%	7.6%	9.8%
Forest Products	10.8%	3.1%	8.4%	9.5%	2.9%	7.5%
Chem/Petrochem	3.3%	14.5%	6.8%	3.6%	14.4%	6.9%
Cement & Aggregate	7.6%	1.0%	5.5%	7.8%	1.0%	5.7%
Transportation	4.9%	4.6%	4.8%	4.8%	4.1%	4.6%
Oil & Gas	3.7%	1.1%	2.9%	8.1%	1.8%	6.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	36.0%	39.6%	37.1%	34.6%	42.4%	37.0%
Industrial Machinery	9.3%	26.5%	14.7%	9.7%	23.2%	13.8%
Food	14.1%	3.0%	10.6%	11.5%	2.8%	8.9%
Metals	10.3%	6.8%	9.2%	11.5%	7.9%	10.4%
Forest Products	10.8%	3.0%	8.4%	8.6%	3.0%	6.9%
Chem/Petrochem	3.4%	13.9%	6.7%	3.2%	13.5%	6.3%
Cement & Aggregate	7.7%	1.1%	5.6%	7.3%	1.0%	5.4%
Transportation	4.8%	5.0%	4.8%	4.9%	4.3%	4.7%
Oil & Gas	3.6%	1.1%	2.9%	8.7%	1.9%	6.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and six months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.3%	8.0%	28.1%	35.4%	11.8%	28.1%
Fluid Power	13.3%	37.1%	20.8%	13.4%	35.8%	20.3%
Bearings, Linear & Seals	28.9%	0.5%	20.0%	26.2%	0.4%	18.2%
General Maintenance; Hose Products	20.5%	15.4%	18.9%	25.0%	13.3%	21.4%
Specialty Flow Control	—%	39.0%	12.2%	—%	38.7%	12.0%
Total	100%	100%	100%	100%	100%	100%

	Six Months Ended December 31,
	2020			2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.5%	7.8%	28.2%	34.9%	10.5%	27.6%
Fluid Power	13.2%	38.1%	21.0%	13.4%	37.5%	20.7%
Bearings, Linear & Seals	28.9%	0.4%	20.0%	26.0%	0.3%	18.3%
General Maintenance; Hose Products	20.4%	14.7%	18.6%	25.7%	10.7%	21.0%
Specialty Flow Control	—%	39.0%	12.2%	—%	41.0%	12.4%
Total	100%	100%	100%	100%	100%	100%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	December 31, 2020	June 30, 2020	$ Change	% Change
Contract assets	$7,314	$8,435	$(1,121)	(13.3)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2021 Acquisitions
On December 31, 2020, the Company acquired 100% of the outstanding shares of Gibson Engineering (Gibson), a Norwood, Massachusetts provider of automation products, services, and engineered solutions focused on machine vision, motion control, mobile and collaborative robotic solutions, intelligent sensors, and other related equipment. Gibson is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $15,221, net tangible assets acquired were $3,681, and intangible assets including goodwill was $11,540 based upon preliminary estimated fair values at the acquisition date, which are subject to change. The purchase price includes $1,938 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of December 31, 2020, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On October 5, 2020, the Company acquired substantially all of the net assets of Advanced Control Solutions (ACS), which operates four locations in Georgia, Tennessee and Alabama. ACS is a provider of automation products, services, and engineered solutions focused on machine vision equipment and software, mobile and collaborative robotic solutions, intelligent sensors, logic controllers, and other related equipment. ACS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $17,795, net tangible assets acquired were $1,406, and intangible assets including goodwill was $16,389 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2020 and the six month period ended December 31, 2020 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at June 30, 2019	$213,634	$448,357	$661,991
Goodwill adjusted/acquired during the period	(3,393)	14,667	11,274
Impairment	—	(131,000)	(131,000)
Other, primarily currency translation	(1,671)	—	(1,671)
Balance at June 30, 2020	$208,570	$332,024	$540,594
Goodwill acquired during the period	—	13,939	13,939
Other, primarily currency translation	2,724	—	2,724
Balance at December 31, 2020	$211,294	$345,963	$557,257

The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2020.  The Company concluded that seven (7) of the reporting units’ fair value exceeded their carrying amounts by at least 10% as of January 1, 2020. Among these, the Canada reporting unit's fair value exceeded its carrying value by 12%, and the Mexico reporting unit's fair value exceeded its carrying value by 14%. The Canada and Mexico reporting units have goodwill balances of $29,070 and $6,026, respectively, as of December 31, 2020. As of January 1, 2020, the carrying value of the final reporting unit, which is comprised of the FCX Performance Inc. (FCX) operations, exceeded the fair value, resulting in goodwill impairment of $131,000. The non-cash impairment charge is the result of the overall decline in the industrial economy, specifically slower demand in FCX's end markets. This has led to reduced spending by customers and reduced revenue expectations. The remaining goodwill for the FCX reporting unit as of December 31, 2020 is $309,012. Because the carrying value of the FCX reporting unit approximated fair value of the reporting unit after the impairment was recorded, a future decline in the estimated cash flows could result in an additional impairment loss. A future decline in the estimated cash flows could result from a significant or extended decline in various end markets.
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
At December 31, 2020 and June 30, 2020, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Fluid Power & Flow Control segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2020	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$354,043	$131,233	$222,810
Trade names	103,134	34,673	68,461
Vendor relationships	11,501	9,477	2,024
Other	1,775	489	1,286
Total Identifiable Intangibles	$470,453	$175,872	$294,581

June 30, 2020	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$426,017	$162,965	$263,052
Trade names	111,453	34,815	76,638
Vendor relationships	11,329	8,934	2,395
Other	2,078	948	1,130
Total Identifiable Intangibles	$550,877	$207,662	$343,215
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During the six month period ended December 31, 2020, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$11,820	20.0
Trade names	1,650	15.0
Other	520	6.4
Total Identifiable Intangibles	$13,990	18.9
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable. Sustained significant weakness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the prolonged economic downturn in these end markets, the Company determined during the second quarter of fiscal 2021 that certain carrying values may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45,033, which was recorded in the three months ended December 31, 2020, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $1,983 and $2,512, respectively, which were recorded in the three months ended December 31, 2020.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2020) for the next five years is as follows: $16,500 for the remainder of 2021, $31,400 for 2022, $29,600 for 2023, $25,800 for 2024, $23,600 for 2025 and $21,900 for 2026.

5.     DEBT
A summary of long-term debt, including the current portion, follows:

	December 31, 2020	June 30, 2020
Term Loan	$569,750	$589,250
Trade receivable securitization facility	162,300	175,000
Series C notes	80,000	120,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	966	1,026
Total debt	$863,016	$935,276
Less: unamortized debt issuance costs	1,302	1,487
	$861,714	$933,789

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver at December 31, 2020 or June 30, 2020. Unused lines under this facility, net of outstanding letters of credit of $681 and $1,873, respectively, to secure certain insurance obligations, totaled $249,319 and $248,127 at December 31, 2020 and June 30, 2020, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.94% as of December 31, 2020 and June 30, 2020.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,559 and $4,475 as of December 31, 2020 and June 30, 2020, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175,000. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. The interest rate on the AR Securitization Facility as of December 31, 2020 and June 30, 2020 was 1.09% and 1.07%, respectively. The Company classified the AR Securitization Facility as long-term debt as it has the ability and intent to extend or refinance this amount on a long-term basis.
Unsecured Shelf Facility
At December 31, 2020 and June 30, 2020, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $130,000 and $170,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes,

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
which had an original principal amount of $120,000, carry a fixed interest rate of 3.19%. A $40,000 principal payment was made on the "Series C" in July 2020, and the remaining principal balance of $80,000 is due in equal payments in July 2021 and 2022. The "Series D" notes have a remaining principal balance of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
Other Long-Term Borrowing
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The new pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converts $420,000 of variable rate debt to a rate of 3.38% as of December 31, 2020. The interest rate swap converted $431,000 of variable rate debt to a rate of 4.36% as of June 30, 2020. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $23,372 and $26,179 as of December 31, 2020 and June 30, 2020, respectively, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet. Realized losses related to the interest rate cash flow hedge were not material during the six months ended December 31, 2020 and 2019.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at December 31, 2020 and June 30, 2020 totaled $15,160 and $12,259, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
As of December 31, 2020 and June 30, 2020, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended December 31, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at September 30, 2020	$(99,655)	$(4,513)	$(17,753)	$(121,921)
Other comprehensive income (loss)	14,433	—	(2,058)	12,375
Amounts reclassified from accumulated other comprehensive (loss) income	—	51	2,131	2,182
Net current-period other comprehensive income	14,433	51	73	14,557
Balance at December 31, 2020	$(85,222)	$(4,462)	$(17,680)	$(107,364)

	Three Months Ended December 31, 2019
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at September 30, 2019	$(90,243)	$(2,865)	$(12,025)	$(105,133)
Other comprehensive income	5,556	—	1,343	6,899
Amounts reclassified from accumulated other comprehensive (loss) income	—	(12)	686	674
Net current-period other comprehensive income (loss)	5,556	(12)	2,029	7,573
Balance at December 31, 2019	$(84,687)	$(2,877)	$(9,996)	$(97,560)

	Six Months Ended December 31, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2020	$(105,094)	$(4,564)	$(19,772)	$(129,430)
Other comprehensive income (loss)	19,872	—	(2,071)	17,801
Amounts reclassified from accumulated other comprehensive (loss) income	—	102	4,163	4,265
Net current-period other comprehensive income	19,872	102	2,092	22,066
Balance at December 31, 2020	$(85,222)	$(4,462)	$(17,680)	$(107,364)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2019
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2019	$(86,330)	$(2,852)	$(10,704)	$(99,886)
Other comprehensive income (loss)	1,643	—	(300)	1,343
Amounts reclassified from accumulated other comprehensive (loss) income	—	(25)	1,008	983
Net current-period other comprehensive income (loss)	1,643	(25)	708	2,326
Balance at December 31, 2019	$(84,687)	$(2,877)	$(9,996)	$(97,560)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended December 31,
	2020			2019
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$14,471	$38	$14,433	$5,445	$(111)	$5,556
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	67	16	51	(16)	(4)	(12)
Unrealized (gain) loss on cash flow hedge	(2,724)	(666)	(2,058)	1,822	479	1,343
Reclassification of interest from cash flow hedge into interest expense	2,822	691	2,131	906	220	686
Other comprehensive income	$14,636	$79	$14,557	$8,157	$584	$7,573

	Six Months Ended December 31,
	2020			2019
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$20,025	$153	$19,872	$1,411	$(232)	$1,643
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	135	33	102	(33)	(8)	(25)
Unrealized gain on cash flow hedge	(2,741)	(670)	(2,071)	(358)	(58)	(300)
Reclassification of interest from cash flow hedge into interest expense	5,512	1,349	4,163	1,333	325	1,008
Other comprehensive income	$22,931	$865	$22,066	$2,353	$27	$2,326

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Anti-dilutive Common Stock Equivalents
In the three month period ended December 31, 2019, stock options and stock appreciation rights related to 503 shares of common stock were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the six month periods ended December 31, 2020 and December 31, 2019, stock options and stock appreciation rights related to 294 and 722 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $863 and $1,929 in the three months ended December 31, 2020 and 2019, respectively, and $1,996 and $2,287 in the six months ended December 31, 2020 and 2019, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the Service Center Based Distribution segment. The Company allocates LIFO expense between the segments in the fourth quarter of its fiscal year. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $7,442 and $7,436, in the three months ended December 31, 2020 and 2019, and $14,938, respectively, and $14,749 in the six months ended December 31, 2020 and 2019, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
December 31, 2020
Net sales	$515,690	$235,597	$751,287
Operating income for reportable segments	42,654	26,647	69,301
Depreciation and amortization of property	4,252	957	5,209
Capital expenditures	4,442	410	4,852

December 31, 2019
Net sales	$575,788	$257,587	$833,375
Operating income for reportable segments	53,905	29,449	83,354
Depreciation and amortization of property	4,280	1,114	5,394
Capital expenditures	6,239	780	7,019

Six Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
December 31, 2020
Net sales	$1,028,974	$470,120	$1,499,094
Operating income for reportable segments	92,555	52,508	145,063
Assets used in business	1,257,457	983,560	2,241,017
Depreciation and amortization of property	8,647	1,914	10,561
Capital expenditures	7,530	919	8,449

December 31, 2019
Net sales	$1,178,948	$510,831	$1,689,779
Operating income for reportable segments	114,265	56,306	170,571
Assets used in business	1,291,399	1,127,598	2,418,997
Depreciation and amortization of property	8,458	2,159	10,617
Capital expenditures	10,434	1,531	11,965

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Operating income for reportable segments	$69,301	$83,354	$145,063	$170,571
Adjustment for:
Intangible amortization—Service Center Based Distribution	982	2,832	3,563	5,886
Intangible amortization—Fluid Power & Flow Control	7,293	7,363	14,438	14,683
Impairment—Service Center Based Distribution	49,528	—	49,528	—
Corporate and other expense, net	13,920	14,414	27,648	30,091
Total operating (loss) income	(2,422)	58,745	49,886	119,911
Interest expense, net	7,658	9,583	15,311	19,642
Other expense (income), net	88	(215)	(89)	(215)
(Loss) income before income taxes	$(10,168)	$49,377	$34,664	$100,484

The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

10.    OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,643)	$(766)	$(2,462)	$(821)
Foreign currency transactions loss	1,805	556	2,221	334
Net other periodic post-employment benefits (costs)	71	(30)	142	(60)
Life insurance (income) expense, net	(36)	59	141	359
Other, net	(109)	(34)	(131)	(27)
Total other expense (income), net	$88	$(215)	$(89)	$(215)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,000 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2021, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 572 facilities.
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
Overview
Consolidated sales for the quarter ended December 31, 2020 decreased $82.1 million or 9.9% compared to the prior year quarter, with acquisitions increasing sales by $4.1 million or 0.5% and favorable foreign currency translation of $0.5 million increasing sales by 0.1%. The Company incurred an operating loss of $2.4 million, or a negative operating margin of 0.3% of sales for the quarter ended December 31, 2020 compared to operating income of $58.7 million, or operating margin of 7.0% of sales for the same quarter in the prior year. The quarter ended December 31, 2020 had a net loss of $5.3 million compared to net income of $38.0 million in the prior year quarter. The current ratio was 2.7 to 1 at December 31, 2020 and June 30, 2020.
Fiscal 2021 second quarter results include a $49.5 million pre-tax non-cash charge related to the impairment of certain intangible, lease, and fixed assets, as well as non-routine costs of $7.8 million pre-tax. The items are the result of weaker economic conditions and business alignment initiatives across a portion of the Service Center segment operations exposed to oil and gas end markets. Total non-routine costs of $7.8 million pre-tax include a $7.4 million inventory reserve charge recorded within cost of sales, and $0.4 million related to severance and facility consolidation recorded in selling, distribution and administrative expense. Combined, the non-cash impairment charge and non-routine costs unfavorably impacted operating (loss) income by $57.3 million and net (loss) income by $43.7 million.
We continued to face challenges during the quarter from the COVID-19 pandemic, although underlying demand sustained gradual improvement. We are classified as critical infrastructure and our facilities remain open and operational as they adhere to health and safety policies.  While general economic uncertainty remains, underlying sales improvement has continued into January with organic sales month to date down by a mid-single digit percent year over year. We are continuing to monitor the impact of the COVID-19 pandemic and continue to take appropriate cost actions.  Cost measures implemented to date include reduced discretionary spend, staff realignments, temporary furloughs and pay reductions, suspension of 401(k) company match, and other expense reduction actions. A portion of the temporary cost actions were restored during the first half of fiscal 2021.
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
The MCU (total industry) and IP indices have increased since June 2020. The MCU for December 2020 was 74.5, which is up from both the September and June 2020 revised readings of 72.3 and 68.9, respectively. The ISM PMI registered 60.7 in December, up from the September and June 2020 readings of 55.4 and 52.6, respectively. The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
December 2020	74.5	60.7	102.2
November 2020	73.4	57.5	101.3
October 2020	73.0	59.3	100.5

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The number of Company employees was 6,054 at December 31, 2020, 6,289 at June 30, 2020, and 6,536 at December 31, 2019. The number of operating facilities totaled 572 at December 31, 2020, 584 at June 30, 2020 and 601 at December 31, 2019.
Results of Operations
Three months Ended December 31, 2020 and 2019
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Decrease
	As a Percent of Net Sales
	2020	2019
Net sales	100.0%	100.0%	(9.9)%
Gross profit	27.9%	28.9%	(13.1)%
Selling, distribution & administrative expense	21.6%	21.9%	(11.0)%
Operating (loss) income	(0.3)%	7.0%	(104.1)%
Net (loss) income	(0.7)%	4.6%	(114.0)%
During the quarter ended December 31, 2020, sales decreased $82.1 million or 9.9% compared to the prior year quarter, with sales from acquisitions adding $4.1 million or 0.5% and favorable foreign currency translation accounting for an increase of $0.5 million or 0.1%. There were 62 selling days in both the quarter ended December 31, 2020 and December 31, 2019. Excluding the impact of businesses acquired and foreign currency translation, sales were down $86.7 million or 10.5% during the quarter, due to weak demand across key end markets.
The following table shows changes in sales by reportable segment.

Sales by Reportable Segment	Three Months Ended December 31,		Sales Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2020	2019		Acquisitions
Service Center Based Distribution	$515.7	$575.8	$(60.1)	$—	$0.5	$(60.6)
Fluid Power & Flow Control	235.6	257.6	(22.0)	4.1	—	(26.1)
Total	$751.3	$833.4	$(82.1)	$4.1	$0.5	$(86.7)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $60.1 million or 10.4%. Unfavorable foreign currency translation decreased sales by $0.5 million or 0.1%. Excluding the impact of foreign currency translation, sales decreased $60.6 million or 10.5%, reflecting weaker industrial end-market demand from the impact of the COVID-19 pandemic, although sales improved as the quarter progressed. Weakness remains the greatest within heavy industries but is stabilizing, with positive momentum across the food and beverage, pulp and paper, aggregates, rubber, and forestry end markets.
Sales from our Fluid Power & Flow Control segment decreased $22.0 million or 8.5%. The acquisition within this segment increased sales by $4.1 million or 1.6%. Excluding the impact of businesses acquired, sales decreased $26.1 million or 10.1%, driven by a decrease from operations due to ongoing soft demand across industrial, off-highway mobile, and process-related end markets; partially offset by growth within technology, life sciences, chemical, utilities, transportation, and aggregates end markets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended December 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2020	2019		Acquisitions
United States	$647.8	$720.3	$(72.5)	$4.1	$—	$(76.6)
Canada	57.8	67.9	(10.1)	—	0.8	(10.9)
Other countries	45.7	45.2	0.5	—	(0.3)	0.8
Total	$751.3	$833.4	$(82.1)	$4.1	$0.5	$(86.7)
Sales in our U.S. operations were down $72.5 million or 10.1%, as acquisitions added $4.1 million or 0.6%. Excluding the impact of businesses acquired, U.S. sales were down $76.6 million or 10.7%. Sales from our Canadian operations decreased $10.1 million or 14.9%. Favorable foreign currency translation increased Canadian sales by $0.8 million or 1.2%. Excluding the impact of foreign currency translation, Canadian sales were down $10.9 million or 16.1%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $0.5 million or 1.2% from the prior year. Unfavorable foreign currency translation decreased other country sales by $0.3 million or 0.7%. Excluding the impact of currency translation, other country sales were up $0.8 million, or 1.9% during the quarter.
Our gross profit margin was 27.9% in the quarter ended December 31, 2020 compared to 28.9% in the prior period. The gross profit margin for the quarter was negatively impacted by 98 basis points due to a $7.4 million of inventory reserve charge recorded within cost of sales related to closed locations. The gross profit margin for the current quarter was positively impacted by a $1.1 million decrease in LIFO expense between quarters. The remaining change is attributable to a lower mix of local account business and the organic sales decline coupled with subdued pricing opportunities given the weaker demand environment.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

	Three Months Ended December 31,		SD&A Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2020	2019		Acquisitions
SD&A	$162.4	$182.5	$(20.1)	$1.6	$0.2	$(21.9)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.6% of sales in the quarter ended December 31, 2020 compared to 21.9% in the prior year quarter. SD&A decreased $20.1 million or 11.0% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended December 31, 2020 by $0.2 million or 0.1% compared to the prior year quarter. SD&A from businesses acquired added $1.6 million or 0.9% of SD&A expenses, including $0.2 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $21.9 million or 12.0% during the quarter ended December 31, 2020 compared to the prior year quarter. The Company incurred $0.4 million of non-routine expenses related to severance and closed facilities during the quarter ended December 31, 2020. Excluding the impact of acquisitions and severance, total compensation decreased $11.7 million during the quarter ended December 31, 2020, primarily due to cost reduction actions taken by the Company in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. Also, travel & entertainment expense decreased $2.6 million during the quarter ended December 31, 2020 primarily due to continued reduced travel activity related to COVID-19. Further, excluding the impact of acquisitions, intangible amortization expense decreased $2.1 million during the quarter ended December 31, 2020 primarily due to the intangible impairment recorded during the quarter. All other expenses within SD&A were down $5.9 million.
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the prolonged economic downturn in these end markets, the Company determined during the second quarter of fiscal 2021 that certain carrying values

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45.0 million, which was recorded in the three months ended December 31, 2020, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $2.0 million and $2.5 million, respectively, which were recorded in the three months ended December 31, 2020.
The Company had an operating loss of $2.4 million during the quarter ended December 31, 2020, which was a decrease of $61.2 million from operating income of $58.7 million in the prior year quarter, primarily due to impairment charges of $49.5 million.
Operating income, before impairment, as a percentage of sales for the Service Center Based Distribution segment decreased to 8.3% in the current year quarter from 9.4% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power & Flow Control segment decreased to 11.3% in the current year quarter from 11.4% in the prior year quarter.
Other expense (income), net was expense of $0.1 million for the quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.6 million and $0.1 million of income from other items, offset by net unfavorable foreign currency transaction losses of $1.8 million. During the prior year quarter, other expense (income), net was income of $0.2 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million, offset by net unfavorable foreign currency transaction losses of $0.6 million.
The effective income tax rate was 47.5% for the quarter ended December 31, 2020 compared to 23.0% for the quarter ended December 31, 2019. The increase in the effective tax rate over the prior year is due to changes in compensation-related deductions and uncertain tax positions during the quarter ended December 31, 2020 compared to the prior year quarter.
As a result of the factors addressed above, the Company incurred a net loss of $5.3 million during the quarter ended December 31, 2020, a decrease of $43.4 million compared to net income of $38.0 million in the prior year quarter. Net loss per share was $0.14 per share for the quarter ended December 31, 2020 compared to net income per share of $0.97 in the prior year quarter.
Results of Operations
Six months Ended December 31, 2020 and 2019
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31, 2020		Change in $'s Versus Prior Period - % Decrease
	As a Percent of Net Sales
	2020	2019
Net sales	100.0%	100.0%	(11.3)%
Gross profit	28.4%	29.2%	(13.7)%
Selling, distribution & administrative expense	21.7%	22.1%	(12.6)%
Operating income	3.3%	7.1%	(58.4)%
Net income	2.0%	4.5%	(61.7)%
During the six months ended December 31, 2020, sales decreased $190.7 million or 11.3% compared to the prior year period, with sales from acquisitions adding $13.8 million or 0.8% and unfavorable foreign currency translation accounting for a decrease of $2.5 million or 0.1%. There were 126 selling days in the six months ended December 31, 2020 and December 31, 2019. Excluding the impact of businesses acquired and foreign currency translation, sales were down $202.0 million or 12.0% during the period, due to weak demand across key end markets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by reportable segment.

Sales by Reportable Segment	Six Months Ended December 31,		Sales Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2020	2019		Acquisitions
Service Center Based Distribution	$1,029.0	$1,179.0	$(150.0)	$—	$(2.5)	$(147.5)
Fluid Power & Flow Control	470.1	510.8	(40.7)	13.8	—	(54.5)
Total	$1,499.1	$1,689.8	$(190.7)	$13.8	$(2.5)	$(202.0)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $150.0 million or 12.7%. Unfavorable foreign currency translation decreased sales by $2.5 million or 0.2%. Excluding the impact of foreign currency translation, sales decreased $147.5 million or 12.5%, reflecting weaker industrial end-market demand from the impact of the COVID-19 pandemic, although sales improved as the year progressed. Weakness remains the greatest within heavy industries but is stabilizing, with positive momentum across the food and beverage, pulp and paper, aggregates, rubber, and forestry end markets.
Sales from our Fluid Power & Flow Control segment decreased $40.7 million or 8.0%. The acquisition within this segment increased sales by $13.8 million or 2.7%. Excluding the impact of businesses acquired, sales decreased $54.5 million or 10.7%, driven by a decrease from operations due to ongoing soft demand across industrial, off-highway mobile, and process-related end markets; partially offset by growth within technology, life sciences, and food and beverage end markets, as well as internal growth initiatives and automation-related sales.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

	Six Months Ended December 31,		Sales Decrease	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2020	2019		Acquisitions
United States	$1,291.9	$1,463.3	$(171.4)	$13.8	$—	$(185.2)
Canada	114.7	133.8	(19.1)	—	0.2	(19.3)
Other countries	92.5	92.7	(0.2)	—	(2.7)	2.5
Total	$1,499.1	$1,689.8	$(190.7)	$13.8	$(2.5)	$(202.0)
Sales in our U.S. operations were down $171.4 million or 11.7%, as acquisitions added $13.8 million or 0.9%. Excluding the impact of businesses acquired, U.S. sales were down $185.2 million or 12.6%. Sales from our Canadian operations decreased $19.1 million million or 14.3%. Favorable foreign currency translation increased Canadian sales by $0.2 million or 0.1%. Excluding the impact of foreign currency translation, Canadian sales were down $19.3 million or 14.4%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $0.2 million or 0.1% from the prior year. Unfavorable foreign currency translation decreased other country sales by $2.7 million or 2.9%. Excluding the impact of currency translation, other country sales were up $2.5 million, or 2.8% during the period.
Our gross profit margin was 28.4% in the six months ended December 31, 2020 compared to 29.2% in the prior year period. The gross profit margin for the six months ended December 31, 2020 was negatively impacted by 49 basis points due to $7.4 million of non-routine costs from ongoing business alignment initiatives and cost actions recorded in the period. The remaining change is attributable to a lower mix of local account business and the organic sales decline coupled with subdued pricing opportunities given the softer demand environment.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

	Six Months Ended December 31,		SD&A Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2020	2019		Acquisitions
SD&A	$325.9	$372.8	$(46.9)	$3.7	$(0.3)	$(50.3)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.7% of sales in the six months ended December 31, 2020 compared to 22.1% in the prior year period. SD&A decreased $46.9 million or 12.6% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the six months ended December 31, 2020 by $0.3 million or 0.1% compared to the prior year period. SD&A from businesses acquired added $3.7 million or 1.0% of SD&A expenses, including $0.4 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $50.3 million or 13.5% during the six months ended December 31, 2020 compared to the prior year period. The Company incurred $0.4 million of non-routine expenses related to severance and closed facilities during the six months ended December 31, 2020 and $1.5 million related to severance during the prior period. Excluding the impact of acquisitions and severance, total compensation decreased $34.0 million during the six months ended December 31, 2020, primarily due to cost reduction actions taken by the Company in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. Also, travel & entertainment expense decreased $6.0 million during the six months ended December 31, 2020 primarily due to continued reduced travel activity related to COVID-19. Further, excluding the impact of acquisitions, intangible amortization expense decreased $2.9 million during the six ended December 31, 2020 primarily due to the intangible impairment recorded during the period. All other expenses within SD&A were down $6.3 million.
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the prolonged economic downturn in these end markets, the Company determined during the second quarter of fiscal 2021 that certain carrying values may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45.0 million, which was recorded in the three months ended December 31, 2020, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $2.0 million and $2.5 million, respectively, which were recorded in the three months ended December 31, 2020.
Operating income decreased $70.0 million or 58.4%, primarily due to impairment charges of $49.5 million, and as a percent of sales decreased to 3.3% from 7.1% during the prior year period.
Operating income, before impairment charges, as a percentage of sales for the Service Center Based Distribution segment decreased to 9.0% in the current year period from 9.7% in the prior year period. Operating income as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.2% in the current year period from 11.0% in the prior year period.
Other expense (income), net was income of $0.1 million for the six months ended December 31, 2020, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $2.5 million, offset by net unfavorable foreign currency transaction losses of $2.2 million and $0.2 million of expense from other items. During the prior year period, other expense (income), net was income of $0.2 million and included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million, offset by net unfavorable foreign currency transaction losses of $0.3 million and $0.3 million of expense from other items.
The effective income tax rate was 15.0% for the six months ended December 31, 2020 compared to 23.5% for the six months ended December 31, 2019. The decrease in the effective tax rate over the prior year is due to changes in compensation-related deductions and uncertain tax positions during the six months ended December 31, 2020 compared to the prior year period. We expect our full year tax rate for fiscal 2021 to be in the 23.0% to 25.0% range.
As a result of the factors addressed above, net income for the six months ended December 31, 2020 decreased $47.4 million or 61.7% compared to the prior year period. Net income was $0.75 per share for the six months ended December 31, 2020 compared to $1.97 per share in the prior year period, a decrease of 61.9%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2020, we had total debt obligations outstanding of $863.0 million compared to $935.3 million at June 30, 2020. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at December 31, 2020 was $725.7 million, compared to $733.7 million at June 30, 2020. The current ratio was 2.7 to 1 at December 31, 2020 and June 30, 2020, respectively.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2020	2019
Operating Activities	$159,356	$104,899
Investing Activities	(39,235)	(48,030)
Financing Activities	(104,254)	(36,321)
Exchange Rate Effect	4,357	(618)
Increase in Cash and Cash Equivalents	$20,224	$19,930
Net cash provided by operating activities was $159.4 million for the six months ended December 31, 2020 compared to $104.9 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the six months ended December 31, 2020 is related to working capital improvements, primarily driven by changes in accounts receivable, inventory, and accounts payable, which increased cash provided by operating activities by a combined $44.9 million.
Net cash used in investing activities during the six months ended December 31, 2020 decreased from the prior period primarily due to $31.1 million used for the acquisitions of Gibson Engineering and Advanced Control Solutions compared to $36.4 million used for the acquisition of Olympus Controls in the prior year period.
Net cash used in financing activities during the six months ended December 31, 2020 increased from the prior period primarily due to a change in net debt activity, as there was $72.3 million of debt payments in the current year period compared to $9.9 million of net debt payments in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the six months ended December 31, 2020 and 2019, the Company did not acquire any shares of treasury stock on the open market. At December 31, 2020, we had authorization to repurchase 864,618 shares.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	December 31, 2020	June 30, 2020
Unsecured credit facility	$569,750	$589,250
Trade receivable securitization facility	162,300	175,000
Series C notes	80,000	120,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	966	1,026
Total debt	$863,016	$935,276
Less: unamortized debt issuance costs	1,302	1,487
	$861,714	$933,789

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver at December 31, 2020 or June 30, 2020. Unused lines under this facility, net of outstanding letters of credit of $0.7 million and $1.9 million, respectively, to secure certain insurance obligations, totaled $249.3 million and $248.1 million at December 31, 2020 and June 30, 2020, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.94% as of December 31, 2020 and June 30, 2020.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.6 million and $4.5 million as of December 31, 2020 and June 30, 2020, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. The maximum availability under the AR Securitization Facility is $175.0 million. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $175.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the Service Center Based Distribution reportable segment’s U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR and fees on the AR Securitization Facility are 0.90% per year. The interest rate on the AR Securitization Facility was 1.09% as of December 31, 2020 and 1.07% as of June 30, 2020. The Company classified the AR Securitization Facility as long-term debt as it has the ability and intent to extend or refinance this amount on a long-term basis.
Other Long-Term Borrowings
At December 31, 2020 and June 30, 2020, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $130.0 million and $170.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes, which had an original principal amount of $120.0 million, carry a fixed interest rate of 3.19%. A $40.0 million principal payment was made on the "Series C" in July 2020, and the remaining principal balance of $80.0 million is due in equal payments in July 2021 and 2022. The "Series D" notes have a remaining principal balance of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, and matures in May 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company entered into an interest rate swap which mitigates variability in forecasted interest payments on $420.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see note 6, Derivatives, to the consolidated financial statements, included in Item 1 under the caption “Notes to Condensed Consolidated Financial Statements.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2020, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At December 31, 2020, the Company's net indebtedness was 2.9 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at December 31, 2020.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

			December 31,	June 30,
			2020	2020
Accounts receivable, gross			$461,018	$463,659
Allowance for doubtful accounts			16,818	13,661
Accounts receivable, net			$444,200	$449,998
Allowance for doubtful accounts, % of gross receivables			3.6%	2.9%

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Provision for losses on accounts receivable	$697	$2,517	$5,795	$4,692
Provision as a % of net sales	0.09%	0.30%	0.39%	0.28%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 53.2 at December 31, 2020 compared to 55.9 at June 30, 2020.
As of December 31, 2020, approximately 4.8% of our accounts receivable balances are more than 90 days past due, compared to 4.6% at June 30, 2020. On an overall basis, our provision for losses on accounts receivable represents 0.09% of our sales in the three months ended December 31, 2020, compared to 0.30% of sales for the three months ended December 31, 2019. The decrease primarily relates to provisions recorded in the prior year for for customer bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment. The provision for losses on accounts receivable represents 0.39% of sales for the six months ended December 31, 2020 compared to 0.28% of sales for the six months ended December 31, 2019. The increase primarily relates to provisions recorded in the current year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 3.9 for the period ended December 31, 2020 and 3.8 for the period ended June 30, 2020.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at December 31, 2020.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2020 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 to October 31, 2020	0	$0.00	0	864,618
November 1, 2020 to November 30, 2020	0	$0.00	0	864,618
December 1, 2020 to December 31, 2020	0	$0.00	0	864,618
Total	0	$0.00	0	864,618

(1)On October 24, 2016, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on October 26, 2016. Purchases can be made in the open market or in privately negotiated transactions.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 29, 2021	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 29, 2021	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer