Form 10-Q
period 2021-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2021-04-30
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2021

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

There were 38,859,387 (no par value) shares of common stock outstanding on April 16, 2021.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$840,937	$830,797	$2,340,031	$2,520,576
Cost of sales	593,712	594,045	1,667,491	1,791,130
Gross profit	247,225	236,752	672,540	729,446
Selling, distribution and administrative expense, including depreciation	172,758	183,702	498,659	556,485
Impairment expense	—	131,000	49,528	131,000
Operating income (loss)	74,467	(77,950)	124,353	41,961
Interest expense, net	7,608	8,805	22,919	28,447
Other income, net	(1,657)	(1,428)	(1,746)	(1,643)
Income (loss) before income taxes	68,516	(85,327)	103,180	15,157
Income tax expense (benefit)	12,453	(2,550)	17,667	21,104
Net income (loss)	$56,063	$(82,777)	$85,513	$(5,947)
Net income (loss) per share - basic	$1.44	$(2.14)	$2.21	$(0.15)
Net income (loss) per share - diluted	$1.42	$(2.14)	$2.18	$(0.15)
Weighted average common shares outstanding for basic computation	38,835	38,682	38,779	38,647
Dilutive effect of potential common shares	577	—	482	—
Weighted average common shares outstanding for diluted computation	39,412	38,682	39,261	38,647
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income (loss) per the condensed statements of consolidated income	$56,063	$(82,777)	$85,513	$(5,947)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(496)	(28,767)	19,529	(27,356)
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	68	(17)	203	(50)
Unrealized gain (loss) on cash flow hedge	8,758	(13,891)	6,017	(14,249)
Reclassification of interest from cash flow hedge into interest expense	2,992	1,017	8,504	2,350
Total other comprehensive income (loss), before tax	11,322	(41,658)	34,253	(39,305)
Income tax expense (benefit) related to items of other comprehensive income	2,829	(3,711)	3,694	(3,684)
Other comprehensive income (loss), net of tax	8,493	(37,947)	30,559	(35,621)
Comprehensive income (loss), net of tax	$64,556	$(120,724)	$116,072	$(41,568)
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2021	June 30, 2020
ASSETS
Current assets
Cash and cash equivalents	$304,016	$268,551
Accounts receivable, net	510,080	449,998
Inventories	358,237	389,150
Other current assets	54,023	52,070
Total current assets	1,226,356	1,159,769
Property, less accumulated depreciation of $200,039 and $192,054	116,951	121,901
Operating lease assets, net	84,062	90,636
Identifiable intangibles, net	287,686	343,215
Goodwill	559,196	540,594
Other assets	31,137	27,436
TOTAL ASSETS	$2,305,388	$2,283,551

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$217,252	$186,270
Current portion of long-term debt	78,644	78,646
Compensation and related benefits	80,660	61,887
Other current liabilities	89,190	99,280
Total current liabilities	465,746	426,083
Long-term debt	773,404	855,143
Other liabilities	131,331	158,783
TOTAL LIABILITIES	1,370,481	1,440,009
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	177,231	176,492
Retained earnings	1,260,761	1,200,570
Treasury shares—at cost (15,354 and 15,503 shares, respectively)	(414,214)	(414,090)
Accumulated other comprehensive loss	(98,871)	(129,430)
TOTAL SHAREHOLDERS’ EQUITY	934,907	843,542
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,305,388	$2,283,551
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$85,513	$(5,947)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	15,641	15,997
Amortization of intangibles	26,238	31,671
Impairment expense	49,528	131,000
Amortization of stock options and appreciation rights	1,930	2,217
Other share-based compensation expense	4,660	2,046
Changes in operating assets and liabilities, net of acquisitions	33,574	1,406
Other, net	(13,675)	(8,766)
Net Cash provided by Operating Activities	203,409	169,624
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(30,023)	(37,237)
Capital expenditures	(12,177)	(16,223)
Proceeds from property sales	691	1,809
Net Cash used in Investing Activities	(41,509)	(51,651)
Cash Flows from Financing Activities
Long-term debt borrowings	—	25,000
Long-term debt repayments	(82,070)	(39,803)
Interest rate swap settlement payments	(2,122)	—
Payment of debt issuance costs	(399)	(22)
Dividends paid	(37,772)	(36,420)
Acquisition holdback payments	(2,344)	(2,440)
Exercise of stock options and appreciation rights	163	330
Taxes paid for shares withheld for equity awards	(5,990)	(2,604)
Net Cash used in Financing Activities	(130,534)	(55,959)
Effect of Exchange Rate Changes on Cash	4,099	(4,769)
Increase in Cash and Cash Equivalents	35,465	57,245
Cash and Cash Equivalents at Beginning of Period	268,551	108,219
Cash and Cash Equivalents at End of Period	$304,016	$165,464
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2021	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2020	38,710	$10,000	$176,492	$1,200,570	$(414,090)	$(129,430)	$843,542
Net income				34,784			34,784
Other comprehensive income						7,509	7,509
Cash dividends — $0.32 per share				(18)			(18)
Treasury shares issued for:
Exercise of stock appreciation rights and options	13		(277)		12		(265)
Performance share awards	22		(985)		(20)		(1,005)
Restricted stock units	15		(593)		96		(497)
Compensation expense — stock appreciation rights and options			693				693
Other share-based compensation expense			677				677
Other				15	(29)		(14)
Balance at September 30, 2020	38,760	$10,000	$176,007	$1,235,351	$(414,031)	$(121,921)	$885,406
Net loss				(5,334)			(5,334)
Other comprehensive income						14,557	14,557
Cash dividends — $0.32 per share				(12,483)			(12,483)
Treasury shares issued for:
Exercise of stock appreciation rights and options	71		(3,116)		(496)		(3,612)
Compensation expense — stock appreciation rights and options			635				635
Other share-based compensation expense			1,490				1,490
Other				48	—		48
Balance at December 31, 2020	38,831	$10,000	$175,016	$1,217,582	$(414,527)	$(107,364)	$880,707
Net income				56,063			56,063
Other comprehensive income						8,493	8,493
Cash dividends — $0.33 per share				(12,878)			(12,878)
Treasury shares issued for:
Exercise of stock appreciation rights and options	11		(379)		(40)		(419)
Restricted stock units	4		(147)		(1)		(148)
Compensation expense — stock appreciation rights and options			602				602
Other share-based compensation expense			2,493				2,493
Other	13		(354)	(6)	354		(6)
Balance at March 31, 2021	38,859	$10,000	$177,231	$1,260,761	$(414,214)	$(98,871)	$934,907

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2020	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2019	38,597	$10,000	$172,931	$1,229,148	$(415,159)	$(99,886)	$897,034
Net income				38,799			38,799
Other comprehensive loss						(5,247)	(5,247)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $0.31 per share				(20)			(20)
Treasury shares issued for:
Exercise of stock appreciation rights and options	5		(177)		61		(116)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	16		(631)		200		(431)
Compensation expense — stock appreciation rights and options			773				773
Other share-based compensation expense			919				919
Other	2		(52)	(4)	23		(33)
Balance at September 30, 2019	38,656	$10,000	$172,223	$1,264,648	$(414,513)	$(105,133)	$927,225
Net income				38,031			38,031
Other comprehensive income						7,573	7,573
Cash dividends — $0.31 per share				(12,017)			(12,017)
Treasury shares issued for:
Exercise of stock appreciation rights and options	22		(185)		(47)		(232)
Compensation expense — stock appreciation rights and options			721				721
Other share-based compensation expense			918				918
Other				23	(1)		22
Balance at December 31, 2019	38,678	$10,000	$173,677	$1,290,685	$(414,561)	$(97,560)	$962,241
Net income				(82,777)			(82,777)
Other comprehensive loss						(37,947)	(37,947)
Cash dividends — $0.32 per share				(12,423)			(12,423)
Treasury shares issued for:
Exercise of stock appreciation rights and options	14		(378)		(16)		(394)
Compensation expense — stock appreciation rights and options			723				723
Other share-based compensation expense			209				209
Other	15		599	(74)	403		928
Balance at March 31, 2020	38,707	$10,000	$174,830	$1,195,411	$(414,174)	$(135,507)	$830,560

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2021, and the results of its operations and its cash flows for the nine month periods ended March 31, 2021 and 2020, have been included. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.
Operating results for the nine month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2021.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and nine months ended March 31, 2021 and 2020. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended March 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$461,945	$262,672	$724,617	$473,069	$251,913	$724,982
Canada	66,146	—	66,146	59,912	—	59,912
Other countries	44,801	5,373	50,174	41,387	4,516	45,903
Total	$572,892	$268,045	$840,937	$574,368	$256,429	$830,797

	Nine Months Ended March 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,294,643	$721,845	$2,016,488	$1,433,133	$755,175	$2,188,308
Canada	180,851	—	180,851	193,755	—	193,755
Other countries	126,372	16,320	142,692	126,428	12,085	138,513
Total	$1,601,866	$738,165	$2,340,031	$1,753,316	$767,260	$2,520,576

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.1%	41.1%	37.0%	34.8%	39.9%	36.4%
Industrial Machinery	10.1%	26.7%	15.4%	9.9%	24.7%	14.5%
Food	13.2%	2.6%	9.8%	12.0%	3.1%	9.3%
Metals	10.9%	6.9%	9.6%	11.1%	6.5%	9.7%
Forest Products	10.9%	2.7%	8.3%	9.8%	5.7%	8.5%
Chem/Petrochem	3.2%	13.5%	6.5%	3.3%	12.8%	6.2%
Cement & Aggregate	8.1%	1.1%	5.9%	7.2%	1.3%	5.4%
Transportation	4.7%	4.3%	4.6%	4.6%	4.7%	4.6%
Oil & Gas	3.8%	1.1%	2.9%	7.3%	1.3%	5.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.6%	40.1%	36.9%	34.6%	41.6%	36.7%
Industrial Machinery	9.6%	26.6%	15.0%	9.7%	23.7%	13.9%
Food	13.8%	2.9%	10.3%	11.6%	2.9%	9.0%
Metals	10.5%	6.8%	9.4%	11.3%	7.4%	10.1%
Forest Products	10.9%	2.9%	8.4%	9.0%	3.9%	7.4%
Chem/Petrochem	3.4%	13.7%	6.6%	3.2%	13.3%	6.3%
Cement & Aggregate	7.8%	1.1%	5.7%	7.2%	1.1%	5.4%
Transportation	4.7%	4.8%	4.8%	4.7%	4.4%	4.6%
Oil & Gas	3.7%	1.1%	2.9%	8.7%	1.7%	6.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and nine months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.2%	7.7%	27.8%	34.8%	8.5%	26.6%
Fluid Power	13.4%	38.3%	21.3%	13.3%	40.5%	21.7%
Bearings, Linear & Seals	28.9%	0.2%	19.7%	27.9%	0.3%	19.4%
General Maintenance; Hose Products	20.5%	18.8%	20.0%	24.0%	12.2%	20.4%
Specialty Flow Control	—%	35.0%	11.2%	—%	38.5%	11.9%
Total	100%	100%	100%	100%	100%	100%

	Nine Months Ended March 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.4%	7.8%	28.0%	34.7%	9.9%	27.2%
Fluid Power	13.3%	38.2%	21.1%	13.3%	38.4%	20.9%
Bearings, Linear & Seals	28.9%	0.4%	19.9%	26.5%	0.3%	18.6%
General Maintenance; Hose Products	20.4%	16.0%	19.1%	25.5%	11.1%	21.1%
Specialty Flow Control	—%	37.6%	11.9%	—%	40.3%	12.2%
Total	100%	100%	100%	100%	100%	100%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	March 31, 2021	June 30, 2020	$ Change	% Change
Contract assets	$11,838	$8,435	$3,403	40.3%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2021 Acquisitions
On December 31, 2020, the Company acquired 100% of the outstanding shares of Gibson Engineering (Gibson), a Norwood, Massachusetts provider of automation products, services, and engineered solutions focused on machine vision, motion control, mobile and collaborative robotic solutions, intelligent sensors, and other related equipment. Gibson is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $15,450, net tangible assets acquired were $1,099, and intangible assets including goodwill were $14,351 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,938 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2021, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On October 5, 2020, the Company acquired substantially all of the net assets of Advanced Control Solutions (ACS), which operates four locations in Georgia, Tennessee and Alabama. ACS is a provider of automation products, services, and engineered solutions focused on machine vision equipment and software, mobile and collaborative robotic solutions, intelligent sensors, logic controllers, and other related equipment. ACS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $17,888, net tangible assets acquired were $1,231, and intangible assets including goodwill were $16,657 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2020 and the nine month period ended March 31, 2021 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at June 30, 2019	$213,634	$448,357	$661,991
Goodwill adjusted/acquired during the period	(3,393)	14,667	11,274
Impairment	—	(131,000)	(131,000)
Other, primarily currency translation	(1,671)	—	(1,671)
Balance at June 30, 2020	$208,570	$332,024	$540,594
Goodwill acquired during the period	—	15,688	15,688
Other, primarily currency translation	2,914	—	2,914
Balance at March 31, 2021	$211,484	$347,712	$559,196

The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2021.  The Company concluded that seven (7) of the reporting units’ fair value exceeded their carrying amounts by at least 25% as of January 1, 2021. The fair value of the final reporting unit, which is comprised of the FCX Performance Inc. (FCX) operations, exceeded its carrying value by 14%. The FCX reporting unit has a goodwill balance of $309,012 as of March 31, 2021.
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
At March 31, 2021 and June 30, 2020, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Fluid Power & Flow Control segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2021	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$352,720	$137,519	$215,201
Trade names	105,065	36,172	68,893
Vendor relationships	11,481	9,666	1,815
Other	2,070	293	1,777
Total Identifiable Intangibles	$471,336	$183,650	$287,686

June 30, 2020	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$426,017	$162,965	$263,052
Trade names	111,453	34,815	76,638
Vendor relationships	11,329	8,934	2,395
Other	2,078	948	1,130
Total Identifiable Intangibles	$550,877	$207,662	$343,215
Amounts include the impact of foreign currency translation. Fully amortized or impaired amounts are written off.
During the nine month period ended March 31, 2021, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$10,390	20.0
Trade names	3,840	15.0
Other	1,090	5.9
Total Identifiable Intangibles	$15,320	17.7
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable. Sustained significant weakness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the prolonged economic downturn in these end markets, the Company determined during the second quarter of fiscal 2021 that certain carrying values may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45,033, which was recorded in the nine months ended March 31, 2021, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $1,983 and $2,512, respectively, which were recorded in the nine months ended March 31, 2021.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2021) for the next five years is as follows: $8,300 for the remainder of 2021, $31,400 for 2022, $29,500 for 2023, $25,800 for 2024, $23,600 for 2025 and $21,900 for 2026.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5.     DEBT
A summary of long-term debt, including the current portion, follows:

	March 31, 2021	June 30, 2020
Term Loan	$560,000	$589,250
Trade receivable securitization facility	162,300	175,000
Series C notes	80,000	120,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	906	1,026
Total debt	$853,206	$935,276
Less: unamortized debt issuance costs	1,158	1,487
	$852,048	$933,789

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver at March 31, 2021 or June 30, 2020. Unused lines under this facility, net of outstanding letters of credit of $200 and $1,873, respectively, to secure certain insurance obligations, totaled $249,800 and $248,127 at March 31, 2021 and June 30, 2020, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.88% as of March 31, 2021 and 1.94% as of June 30, 2020.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,548 and $4,475 as of March 31, 2021 and June 30, 2020, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of March 31, 2021 and June 30, 2020 was 1.30% and 1.07%, respectively. The termination date of the AR Securitization is now March 26, 2024.
Unsecured Shelf Facility
At March 31, 2021 and June 30, 2020, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $130,000 and $170,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes, which had an original principal amount of $120,000, carry a fixed interest rate of 3.19%. A $40,000 principal payment was made on the "Series C" in July 2020, and the remaining principal balance of $80,000 is due in equal payments in July 2021 and 2022. The "Series D" notes have a remaining principal balance of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.

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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The new pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converts $420,000 of variable rate debt to a rate of 3.38% as of March 31, 2021. The interest rate swap converted $431,000 of variable rate debt to a rate of 4.36% as of June 30, 2020. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $13,157 and $26,179 as of March 31, 2021 and June 30, 2020, respectively, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive income (loss), before tax to interest expense, net totaled $2,992 and $1,017 for the three months ended March 31, 2021 and 2020, respectively, and $8,504 and $2,350 for the nine months ended March 31, 2021 and 2020, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at March 31, 2021 and June 30, 2020 totaled $15,729 and $12,259, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of March 31, 2021 and June 30, 2020, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended March 31, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at December 31, 2020	$(85,222)	$(4,462)	$(17,680)	$(107,364)
Other comprehensive (loss) income	(434)	—	6,615	6,181
Amounts reclassified from accumulated other comprehensive loss	—	52	2,260	2,312
Net current-period other comprehensive (loss) income	(434)	52	8,875	8,493
Balance at March 31, 2021	$(85,656)	$(4,410)	$(8,805)	$(98,871)

	Three Months Ended March 31, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at December 31, 2019	$(84,687)	$(2,877)	$(9,996)	$(97,560)
Other comprehensive loss	(28,257)	—	(10,440)	(38,697)
Amounts reclassified from accumulated other comprehensive loss	—	(13)	763	750
Net current-period other comprehensive loss	(28,257)	(13)	(9,677)	(37,947)
Balance at March 31, 2020	$(112,944)	$(2,890)	$(19,673)	$(135,507)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2020	$(105,094)	$(4,564)	$(19,772)	$(129,430)
Other comprehensive income	19,438	—	4,544	23,982
Amounts reclassified from accumulated other comprehensive loss	—	154	6,423	6,577
Net current-period other comprehensive income	19,438	154	10,967	30,559
Balance at March 31, 2021	$(85,656)	$(4,410)	$(8,805)	$(98,871)

	Nine Months Ended March 31, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2019	$(86,330)	$(2,852)	$(10,704)	$(99,886)
Other comprehensive loss	(26,614)	—	(10,740)	(37,354)
Amounts reclassified from accumulated other comprehensive loss	—	(38)	1,771	1,733
Net current-period other comprehensive loss	(26,614)	(38)	(8,969)	(35,621)
Balance at March 31, 2020	$(112,944)	$(2,890)	$(19,673)	$(135,507)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2021			2020
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$(496)	$(62)	$(434)	$(28,767)	$(510)	$(28,257)
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	68	16	52	(17)	(4)	(13)
Unrealized gain (loss) on cash flow hedge	8,758	2,143	6,615	(13,891)	(3,451)	(10,440)
Reclassification of interest from cash flow hedge into interest expense	2,992	732	2,260	1,017	254	763
Other comprehensive income (loss)	$11,322	$2,829	$8,493	$(41,658)	$(3,711)	$(37,947)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2021			2020
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$19,529	$91	$19,438	$(27,356)	$(742)	$(26,614)
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	203	49	154	(50)	(12)	(38)
Unrealized gain (loss) on cash flow hedge	6,017	1,473	4,544	(14,249)	(3,509)	(10,740)
Reclassification of interest from cash flow hedge into interest expense	8,504	2,081	6,423	2,350	579	1,771
Other comprehensive income (loss)	$34,253	$3,694	$30,559	$(39,305)	$(3,684)	$(35,621)

Anti-dilutive Common Stock Equivalents
In the nine month period ended March 31, 2021, stock options and stock appreciation rights related to 291 shares of common stock were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $781 and $1,950 in the three months ended March 31, 2021 and 2020, respectively, and $2,777 and $4,237 in the nine months ended March 31, 2021 and 2020, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the Service Center Based Distribution segment. The Company allocates LIFO expense between the segments in the fourth quarter of its fiscal year. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $8,835 and $7,685, in the three months ended March 31, 2021 and 2020, and $23,773, respectively, and $22,434 in the nine months ended March 31, 2021 and 2020, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2021
Net sales	$572,892	$268,045	$840,937
Operating income for reportable segments	65,553	30,829	96,382
Depreciation and amortization of property	4,230	850	5,080
Capital expenditures	3,150	578	3,728

March 31, 2020
Net sales	$574,368	$256,429	$830,797
Operating income for reportable segments	53,014	26,449	79,463
Depreciation and amortization of property	4,373	1,007	5,380
Capital expenditures	3,588	670	4,258

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Nine Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2021
Net sales	$1,601,866	$738,165	$2,340,031
Operating income for reportable segments	158,108	83,337	241,445
Assets used in business	1,385,648	919,740	2,305,388
Depreciation and amortization of property	12,877	2,764	15,641
Capital expenditures	10,680	1,497	12,177

March 31, 2020
Net sales	$1,753,316	$767,260	$2,520,576
Operating income for reportable segments	167,279	82,755	250,034
Assets used in business	1,310,754	978,775	2,289,529
Depreciation and amortization of property	12,831	3,166	15,997
Capital expenditures	14,022	2,201	16,223

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Operating income for reportable segments	$96,382	$79,463	$241,445	$250,034
Adjustment for:
Intangible amortization—Service Center Based Distribution	944	3,811	4,507	9,697
Intangible amortization—Fluid Power & Flow Control	7,293	7,291	21,731	21,974
Impairment—Service Center Based Distribution	—	—	49,528	—
Goodwill Impairment—Fluid Power & Flow Control	—	131,000	—	131,000
Corporate and other expense, net	13,678	15,311	41,326	45,402
Total operating income (loss)	74,467	(77,950)	124,353	41,961
Interest expense, net	7,608	8,805	22,919	28,447
Other income, net	(1,657)	(1,428)	(1,746)	(1,643)
Income (loss) before income taxes	$68,516	$(85,327)	$103,180	$15,157

The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
10.    OTHER INCOME, NET
Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(642)	$2,182	$(3,104)	$1,361
Foreign currency transactions (gain) loss	(485)	(3,501)	1,736	(3,167)
Net other periodic post-employment costs (benefits)	71	(30)	213	(90)
Life insurance (income) expense, net	(543)	(194)	(402)	165
Other, net	(58)	115	(189)	88
Total other income, net	$(1,657)	$(1,428)	$(1,746)	$(1,643)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,000 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2021, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 571 facilities.
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
Overview
Consolidated sales for the quarter ended March 31, 2021 increased $10.1 million or 1.2% compared to the prior year quarter, with acquisitions increasing sales by $15.2 million or 1.8% and favorable foreign currency translation of $5.3 million increasing sales by 0.6%. The Company had operating income of $74.5 million, or operating margin of 8.9% of sales for the quarter ended March 31, 2021 compared to an operating loss of $78.0 million, or negative operating margin of 9.4% of sales for the same quarter in the prior year. The prior year quarter included a $131.0 million non-cash goodwill impairment charge related to the goodwill associated with the Company's FCX Performance Inc. (FCX) operations within the Fluid Power & Flow Control segment. The quarter ended March 31, 2021 had net income of $56.1 million compared to a net loss of $82.8 million in the prior year quarter. The current ratio was 2.6 to 1 at March 31, 2021 and 2.7 to 1 at June 30, 2020.
This quarter's results are due to strengthening end-market demand as the industrial economy improves from the challenges faced during the COVID-19 pandemic. While supplier constraints and inflation are increasing, we expanded gross margins and leveraged a leaner cost structure despite the roll back of various temporary cost actions during the fiscal year. While general economic uncertainty remains, underlying sales growth has continued into April with organic sales month to date up approximately 10 percent year over year. We are continuing to monitor the impact of the COVID-19 pandemic; we are classified as critical infrastructure and our facilities remain open and operational as they adhere to health and safety policies.
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
The MCU (total industry) and IP indices have increased since June 2020. The MCU for March 2021 was 74.4, which is down from the December revised reading of 74.7 but up from the June 2020 revised reading of 68.9. The ISM PMI registered 64.7 in March, up from the December and June 2020 revised readings of 60.5 and 52.2, respectively. The indices for the months during the current quarter were as follows:

	Index Reading
Month	MCU	PMI	IP
March 2021	74.4	64.7	102.8
February 2021	73.4	60.8	100.0
January 2021	75.3	58.7	103.9

The number of Company employees was 6,032 at March 31, 2021, 6,289 at June 30, 2020, and 6,471 at March 31, 2020. The number of operating facilities totaled 571 at March 31, 2021, 584 at June 30, 2020 and 599 at March 31, 2020.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 2021 and 2020
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase (Decrease)
	As a Percent of Net Sales
	2021	2020
Net sales	100.0%	100.0%	1.2%
Gross profit	29.4%	28.5%	4.4%
Selling, distribution & administrative expense	20.5%	22.1%	(6.0)%
Operating income (loss)	8.9%	(9.4)%	N/M
Net income (loss)	6.7%	(10.0)%	N/M
During the quarter ended March 31, 2021, sales increased $10.1 million or 1.2% compared to the prior year quarter, with sales from acquisitions adding $15.2 million or 1.8% and favorable foreign currency translation accounting for an increase of $5.3 million or 0.6%. There were 63 selling days in the quarter ended March 31, 2021 and 64 selling days in the quarter ended March 31, 2020. Excluding the impact of businesses acquired and foreign currency translation, sales were down $10.4 million or 1.2% during the quarter, driven by a decrease of 1.6% due to one less sales day, offset by a 0.4% increase from operations.
The following table shows changes in sales by reportable segment.

Sales by Reportable Segment	Three Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
Service Center Based Distribution	$572.9	$574.4	$(1.5)	$—	$5.3	$(6.8)
Fluid Power & Flow Control	268.0	256.4	11.6	15.2	—	(3.6)
Total	$840.9	$830.8	$10.1	$15.2	$5.3	$(10.4)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $1.5 million or 0.3%. Favorable foreign currency translation increased sales by $5.3 million or 0.9%. Excluding the impact of foreign currency translation, sales decreased $6.8 million or 1.2%, driven by a decrease of 1.6% due to one less sales day, offset by a 0.4% increase from operations reflecting ongoing recovery across industrial end markets as customers are gradually increasing production and facility utilization, driving greater break-fix and maintenance activity. The greatest improvement has been from the food and beverage, aggregates, lumber and wood, pulp and paper, and chemical end markets.
Sales from our Fluid Power & Flow Control segment increased $11.6 million or 4.5%. Acquisitions within this segment increased sales by $15.2 million or 5.9%. Excluding the impact of businesses acquired, sales decreased $3.6 million or 1.4%, driven by a decrease of 1.6% due to one less sales day, offset by a 0.2% increase from operations reflecting stronger demand across technology, off-highway mobile, life sciences, and chemical end markets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2021	2020		Acquisitions
United States	$724.6	$725.0	$(0.4)	$15.2	$—	$(15.6)
Canada	66.1	59.9	6.2	—	3.5	2.7
Other countries	50.2	45.9	4.3	—	1.8	2.5
Total	$840.9	$830.8	$10.1	$15.2	$5.3	$(10.4)
Sales in our U.S. operations were down $0.4 million or 0.1%, as acquisitions added $15.2 million or 2.1%. Excluding the impact of businesses acquired, U.S. sales were down $15.6 million or 2.2%, driven by a decrease of 1.6% due to one less sales day, resulting in a 0.6% decrease from operations. Sales from our Canadian operations increased $6.2 million or 10.4%. Favorable foreign currency translation increased Canadian sales by $3.5 million or 5.8%. Excluding the impact of foreign currency translation, Canadian sales increased $2.8 million or 4.6%, driven by a 6.2% increase from operations, offset by a 1.6% decrease due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $4.3 million or 9.3% from the prior year. Favorable foreign currency translation increased other country sales by $1.8 million or 4.0%. Excluding the impact of currency translation, other country sales were up $2.5 million, or 5.3% during the quarter, driven by a 9.3% increase in operations, offset by a 4.0% decrease due to a decrease in sales days.
Our gross profit margin was 29.4% in the quarter ended March 31, 2021 compared to 28.5% in the prior period. The increase in gross profit margin reflects improving demand and ongoing margin initiatives. The gross profit margin for the current quarter was positively impacted by a $1.2 million decrease in LIFO expense between quarters. The gross profit margin for the prior year quarter was negatively impacted by 47 basis points for $3.9 million of non-routine expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory within the U.S. Service Center Based Distribution segment.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

	Three Months Ended March 31,		SD&A Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
SD&A	$172.8	$183.7	$(10.9)	$4.0	$1.7	$(16.6)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 20.5% of sales in the quarter ended March 31, 2021 compared to 22.1% in the prior year quarter. SD&A decreased $10.9 million or 6.0% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended March 31, 2021 by $1.7 million or 0.9% compared to the prior year quarter. SD&A from businesses acquired added $4.0 million or 2.2% of SD&A expenses, including $0.4 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A decreased $16.6 million or 9.1% during the quarter ended March 31, 2021 compared to the prior year quarter. During the prior quarter ended March 31, 2020, the Company incurred $2.1 million of non-routine expenses related to severance and facility consolidation for the U.S. Service Center Based Distribution segment. Excluding the impact of acquisitions and severance, total compensation decreased $1.0 million during the quarter ended March 31, 2021, primarily due to cost reduction actions taken by the Company in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. All of the temporary actions were restored during the current year quarter. Also, travel & entertainment and fleet expenses decreased $3.9 million during the quarter ended March 31, 2021 primarily due to continued reduced travel activity related to COVID-19. In addition, bad debt expense decreased $5.5 million, primarily due to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment, offset by strong cash collections and an improvement in the overall credit profile of the accounts receivable portfolio in the current quarter. Further,

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

excluding the impact of acquisitions, intangible amortization expense decreased $3.2 million during the quarter ended March 31, 2021 primarily due to the intangible impairment recorded during the second quarter of fiscal 2021. All other expenses within SD&A were down $0.9 million.
During the prior year quarter ended March 31, 2020, the Company performed its annual goodwill impairment test. As a result of this test, the Company recorded a $131.0 million non-cash goodwill impairment charge related to the Company's FCX operations in the Fluid Power & Flow Control segment, primarily due to the overall decline in the industrial economy, specifically slower demand in FCX's end markets. The non-cash goodwill impairment charge decreased net income by $118.8 million and earnings per share by $3.07 per share for the quarter ended March 31, 2020.
The Company had operating income of $74.5 million during the quarter ended March 31, 2021, compared to an operating loss of $78.0 million in the prior year quarter, primarily due to non-cash goodwill impairment charges of $131.0 million in the prior year quarter.
Operating income as a percentage of sales for the Service Center Based Distribution segment increased to 11.4% in the current year quarter from 9.2% in the prior year quarter. Operating income, before impairment, as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.5% in the current year quarter from 10.3% in the prior year quarter.
Other income, net was income of $1.7 million for the quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million, net favorable foreign currency transaction gains of $0.5 million, and $0.6 million of income from other items. During the prior year quarter, other income, net was income of $1.4 million, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $2.2 million, offset by net favorable foreign currency transaction gains of $3.5 million, and $0.1 million of income from other items.
The effective income tax rate was 18.2% for the quarter ended March 31, 2021 compared to 3.0% for the quarter ended March 31, 2020. The effective income tax rate for the current year quarter was favorably impacted by income tax return to provision adjustments for fiscal 2020, an increase in R&D tax credits claimed, and stock-based compensation deductions. The goodwill impairment charge taken in the quarter ended March 31, 2020 decreased the effective tax rate by 21.6%.
As a result of the factors addressed above, the Company had net income of $56.1 million during the quarter ended March 31, 2021, compared to a net loss of $82.8 million in the prior year quarter. Net income per share was $1.42 per share for the quarter ended March 31, 2021 compared to net loss per share of $2.14 in the prior year quarter.
Results of Operations
Nine Months Ended March 31, 2021 and 2020
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31, 2021		Change in $'s Versus Prior Period - % (Decrease) Increase
	As a Percent of Net Sales
	2021	2020
Net sales	100.0%	100.0%	(7.2)%
Gross profit	28.7%	28.9%	(7.8)%
Selling, distribution & administrative expense	21.3%	22.1%	(10.4)%
Operating income	5.3%	1.7%	196.4%
Net income	3.7%	(0.2)%	N/M
During the nine months ended March 31, 2021, sales decreased $180.5 million or 7.2% compared to the prior year period, with sales from acquisitions adding $29.0 million or 1.2% and favorable foreign currency translation accounting for an increase of $3.1 million or 0.1%. There were 189 selling days in the nine months ended March 31, 2021 and 190 selling days in the nine months ended March 31, 2020. Excluding the impact of businesses acquired and foreign currency translation, sales were down $212.6 million or 8.5% during the period, driven by a 8.0% decrease from operations and a 0.5% decrease from one less sales day. The decrease from operations is due to weak demand across key end markets from the impact of the COVID-19 pandemic, although sales have improved as the year progressed.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by reportable segment.

Sales by Reportable Segment	Nine Months Ended March 31,		Sales Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
Service Center Based Distribution	$1,601.9	$1,753.3	$(151.4)	$—	$3.1	$(154.5)
Fluid Power & Flow Control	738.2	767.3	(29.1)	29.0	—	(58.1)
Total	$2,340.1	$2,520.6	$(180.5)	$29.0	$3.1	$(212.6)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $151.4 million or 8.6%. Favorable foreign currency translation increased sales by $3.1 million or 0.2%. Excluding the impact of foreign currency translation, sales decreased $154.5 million or 8.8%, driven by an 8.3% decrease from operations and a 0.5% decrease due to one less sales day. The decrease from operations is reflecting weaker industrial end-market demand from the impact of the COVID-19 pandemic, although sales improved as the year progressed. The greatest improvement has been from the food and beverage, aggregates, lumber and wood, pulp and paper, and chemical end markets.
Sales from our Fluid Power & Flow Control segment decreased $29.1 million or 3.8%. Acquisitions within this segment increased sales by $29.0 million or 3.8%. Excluding the impact of businesses acquired, sales decreased $58.1 million or 7.6%, driven by a 7.1% decrease from operations and and a 0.5% decrease due to one less sales day. The decrease from operations is due to ongoing soft demand across process-related end markets, offset by stronger demand across technology, off-highway mobile, life sciences, and chemical end markets, as well as automation-related sales.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

	Nine Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2021	2020		Acquisitions
United States	$2,016.5	$2,188.3	$(171.8)	$29.0	$—	$(200.8)
Canada	180.9	193.8	(12.9)	—	4.0	(16.9)
Other countries	142.7	138.5	4.2	—	(0.9)	5.1
Total	$2,340.1	$2,520.6	$(180.5)	$29.0	$3.1	$(212.6)
Sales in our U.S. operations were down $171.8 million or 7.9%, as acquisitions added $29.0 million or 1.3%. Excluding the impact of businesses acquired, U.S. sales were down $200.8 million or 9.2%, driven by a decrease from operations of 8.7% and 0.5% from one less sales day. Sales from our Canadian operations decreased $12.9 million or 6.7%. Favorable foreign currency translation increased Canadian sales by $4.0 million or 2.0%. Excluding the impact of foreign currency translation, Canadian sales were down $16.9 million or 8.7%, driven by a decrease from operations of 8.2% and 0.5% from one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $4.2 million or 3.0% from the prior year. Unfavorable foreign currency translation decreased other country sales by $0.9 million or 0.6%. Excluding the impact of currency translation, other country sales were up $5.1 million, or 3.6%, during the period, driven by an increase from operations of 5.5% offset by a decrease of 1.9% due to less sales days.
Our gross profit margin was 28.7% in the nine months ended March 31, 2021 compared to 28.9% in the prior year period. The gross profit margin for the nine months ended March 31, 2021 was negatively impacted by 31 basis points due to $7.4 million of non-routine costs from ongoing business alignment initiatives and cost actions recorded in the period. The gross profit margin for the prior year period was negatively impacted by 15 basis points for $3.9 million of non-routine expense recorded within cost of sales related to inventory reserves for excess and obsolete inventory within the U.S. Service Center Based Distribution segment.

The following table shows the changes in selling, distribution and administrative expense (SD&A).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Nine Months Ended March 31,		SD&A Decrease	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
SD&A	$498.7	$556.5	$(57.8)	$7.8	$1.3	$(66.9)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 21.3% of sales in the nine months ended March 31, 2021 compared to 22.1% in the prior year period. SD&A decreased $57.8 million or 10.4% compared to the prior year period. Changes in foreign currency exchange rates had the effect of increasing SD&A during the nine months ended March 31, 2021 by $1.3 million or 0.2% compared to the prior year period. SD&A from businesses acquired added $7.8 million or 1.4% of SD&A expenses, including $0.7 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A decreased $66.9 million or 12.0% during the nine months ended March 31, 2021 compared to the prior year period. The Company incurred $0.4 million of non-routine expenses related to severance and closed facilities during the nine months ended March 31, 2021 compared to $3.6 million of non-routine expenses related to severance and facility consolidation during during the prior period. Excluding the impact of acquisitions and severance, total compensation decreased $37.8 million during the nine months ended March 31, 2021, primarily due to cost reduction actions taken by the Company in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. All of the temporary cost reductions have been reinstated during the current fiscal year. Also, travel & entertainment and fleet expenses decreased $13.7 million during the nine months ended March 31, 2021 primarily due to continued reduced travel activity related to COVID-19. In addition, bad debt expense decreased $4.4 million, primarily due to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment, offset by strong cash collections and an improvement in the overall credit profile of the accounts receivable portfolio in the current year. Further, excluding the impact of acquisitions, intangible amortization expense decreased $6.2 million during the nine months ended March 31, 2021 primarily due to the intangible impairment recorded during the period. All other expenses within SD&A were down $1.6 million.
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the prolonged economic downturn in these end markets, the Company determined during the second quarter of fiscal 2021 that certain carrying values may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45.0 million, which was recorded in the nine months ended March 31, 2021, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $2.0 million and $2.5 million, respectively, which were recorded in the nine months ended March 31, 2021.
As a result of the Company's annual goodwill impairment test in the prior year period, the Company recorded a $131.0 million non-cash goodwill impairment charge related to the Company's FCX operations in the Fluid Power & Flow Control segment, primarily due to the overall decline in the industrial economy, specifically slower demand in FCX's end markets. The non-cash goodwill impairment charge decreased net income by $118.8 million and earnings per share by $3.07 million for the nine months ended March 31, 2020.
Operating income increased $82.4 million, and as a percent of sales increased to 5.3% from 1.7% during the prior year period, primarily due to non-cash goodwill impairment charges of $131.0 million in the prior year period.
Operating income, before impairment charges, as a percentage of sales for the Service Center Based Distribution segment increased to 9.9% in the current year period from 9.5% in the prior year period. Operating income, before impairment charges, as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.3% in the current year period from 10.8% in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other income, net was income of $1.7 million for the nine months ended March 31, 2021, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $3.1 million and $0.3 million of income from other items, offset by net unfavorable foreign currency transaction losses of $1.7 million. During the prior year period, other income, net was income of $1.6 million and included net favorable foreign currency transaction gains of $3.2 million, offset by unrealized losses on investments held by non-qualified deferred compensation trusts of $1.4 million and other expense of $0.2 million.
The effective income tax rate was 17.1% for the nine months ended March 31, 2021 compared to 139.2% for the nine months ended March 31, 2020. The effective income tax rate for the current year period was favorably impacted by return to provision adjustments for fiscal 2020, an increase in R&D tax credits claimed, and stock compensation deductions. The goodwill impairment charge in the nine months ended March 31, 2020 increased the effective tax rate by 121.3%. We expect our full year tax rate for fiscal 2021 to be in the 20.0% to 22.0% range.
As a result of the factors addressed above, net income for the nine months ended March 31, 2021 increased $91.5 million compared to the prior year period. Net income was $2.18 per share for the nine months ended March 31, 2021 compared to a net loss of $0.15 per share in the prior year period.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2021, we had total debt obligations outstanding of $853.2 million compared to $935.3 million at June 30, 2020. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at March 31, 2021 was $760.6 million, compared to $733.7 million at June 30, 2020. The current ratio was 2.6 to 1 at March 31, 2021 and 2.7 to 1 at June 30, 2020.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2021	2020
Operating Activities	$203,409	$169,624
Investing Activities	(41,509)	(51,651)
Financing Activities	(130,534)	(55,959)
Exchange Rate Effect	4,099	(4,769)
Increase in Cash and Cash Equivalents	$35,465	$57,245
Net cash provided by operating activities was $203.4 million for the nine months ended March 31, 2021 compared to $169.6 million provided by operating activities in the prior period. The increase in cash provided by operating activities during the nine months ended March 31, 2021 is related to working capital improvements.
Net cash used in investing activities during the nine months ended March 31, 2021 decreased from the prior period primarily due to $30.0 million used for the acquisitions of Gibson Engineering and Advanced Control Solutions compared to $37.2 million used for the acquisition of Olympus Controls in the prior year period.
Net cash used in financing activities during the nine months ended March 31, 2021 increased from the prior period primarily due to a change in net debt activity, as there was $82.1 million of debt payments in the current year period compared to $14.8 million of net debt payments in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the nine months ended March 31, 2021 and 2020, the Company did not acquire any shares of treasury stock on the open market. At March 31, 2021, we had authorization to repurchase 864,618 shares.
Borrowing Arrangements

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

A summary of long-term debt, including the current portion, follows (amounts in thousands):

	March 31, 2021	June 30, 2020
Unsecured credit facility	$560,000	$589,250
Trade receivable securitization facility	162,300	175,000
Series C notes	80,000	120,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	906	1,026
Total debt	$853,206	$935,276
Less: unamortized debt issuance costs	1,158	1,487
	$852,048	$933,789

Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver at March 31, 2021 or June 30, 2020. Unused lines under this facility, net of outstanding letters of credit of $0.2 million and $1.9 million, respectively, to secure certain insurance obligations, totaled $249.8 million and $248.1 million at March 31, 2021 and June 30, 2020, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.88% as of March 31, 2021 and 1.94% as of June 30, 2020.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.5 million as of March 31, 2021 and June 30, 2020, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of March 31, 2021 and June 30, 2020 was 1.30% and 1.07%, respectively. The termination date of the AR Securitization is now March 26, 2024.
Other Long-Term Borrowings
At March 31, 2021 and June 30, 2020, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $130.0 million and $170.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes, which had an original principal amount of $120.0 million, carry a fixed interest rate of 3.19%. A $40.0 million principal payment was made on the "Series C" in July 2020, and the remaining principal balance of $80.0 million is due in equal payments in July 2021 and 2022. The "Series D" notes have a remaining principal balance of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2021, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At March 31, 2021, the Company's net indebtedness was below 2.8 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at March 31, 2021.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

			March 31,	June 30,
			2021	2020
Accounts receivable, gross			$526,282	$463,659
Allowance for doubtful accounts			16,202	13,661
Accounts receivable, net			$510,080	$449,998
Allowance for doubtful accounts, % of gross receivables			3.1%	2.9%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2020	2019
Provision for losses on accounts receivable	$(200)	$5,296	$5,595	$9,988
Provision as a % of net sales	(0.02)%	0.64%	0.24%	0.40%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 54.6 at March 31, 2021 compared to 55.9 at June 30, 2020.
As of March 31, 2021, approximately 3.9% of our accounts receivable balances are more than 90 days past due, compared to 4.6% at June 30, 2020. On an overall basis, our provision for losses on accounts receivable represents 0.02% of our sales in the three months ended March 31, 2021, compared to 0.64% of sales for the three months ended March 31, 2020, and 0.24% of sales for the nine months ended March 31, 2021 compared to 0.40% of sales for the nine months ended March 31, 2020. The decrease primarily relates to strong cash collections and an improvement in the overall credit profile of the accounts receivable portfolio in the current year, compared to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.0 for the period ended March 31, 2021 and 3.8 for the period ended June 30, 2020.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2021.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2021 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 to January 31, 2021	0	$0.00	0	864,618
February 1, 2021 to February 28, 2021	0	$0.00	0	864,618
March 1, 2021 to March 31, 2021	0	$0.00	0	864,618
Total	0	$0.00	0	864,618

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

4.2
Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 30, 2019, between Applied Industrial Technologies, Inc.and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and certain of its affiliates (filed as Exhibit 10.1 to the Company's Form 8-K filed November 5, 2019, SEC File No. 1-2299, and incorporated here by reference).

4.3
Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement dated as of March 26, 2021 between Applied Industrial Technologies, Inc. and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and certain of its affiliates.

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

4.6	First Amendment to Credit Agreement dated as of March 26, 2021 among Applied Industrial Technologies, Inc., Key Bank National Association as Agent, and various financial institutions.

4.7
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

4.8
Amendment No. 1 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty dated as of March 26, 2021 among AIT Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, Applied Industrial Technologies, Inc., as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders (filed as Exhibit 10.2 to the Company's Form 8-K filed March 29, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.9
Purchase and Sale Agreement dated as of August 31, 2018 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to the Company's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.10
Amendment No. 1 to Purchase and Sale Agreement dated as of November 19, 2018 among Applied Industrial Technologies, Inc. and various of its affiliates, as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer.

4.11
Amendment No. 2 to Purchase and Sale Agreement dated as of March 26, 2021 among various entities listed on Schedule 1 thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, In.c, as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to the Company's Form 8-K filed March 29, 2021, SEC File No. 1-2299, and incorporated here by reference).

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	April 30, 2021	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	April 30, 2021	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer