Form 10-K
period 2021-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2021-08-17
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2020): $2,993,384,000.

The registrant had outstanding 38,515,334 shares of common stock as of August 6, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of Applied Industrial Technologies, Inc., to be held October 26, 2021, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
We are a leading distributor and solutions provider of industrial motion, power, control, and automation technologies. Through our comprehensive network of approximately 5,900 employee associates and 568 facilities including service center, fluid power, flow control, and automation operations, as well as repair shops and distribution centers, we offer a selection of more than 7.5 million stock keeping units with a focus on industrial bearings, power transmission products, fluid power components and systems, specialty flow control, and advanced factory automation solutions. We market our products with a set of service solutions including inventory management, engineering, design, assembly, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both MRO (maintenance, repair, and operating) and OEM (original equipment manufacturing) applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore. Headquartered in Cleveland, Ohio, Applied and its predecessor companies have engaged in business since 1923.
Our internet address is www.applied.com. The following documents are available free of charge via hyperlink from the investor relations area of our website:
•Applied's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports - these documents are posted as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission
•Applied's Code of Business Ethics
•Applied's Board of Directors Governance Principles and Practices
•Applied's Director Independence Standards
•Charters for the Audit, Corporate Governance, and Executive Organization & Compensation Committees of Applied's Board of Directors
The information available via hyperlink from our website is not incorporated into this annual report on Form 10-K.
GENERAL DEVELOPMENT OF BUSINESS
Information regarding developments in our business can be found in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference.
VALUE PROPOSITION
We serve a segment of the industrial market that requires technical expertise and service given that our products and solutions are directly tied to companies’ production and efficiency initiatives. As such, we believe we are integral to our customers’ supply chains considering the critical nature and direct exposure our solutions have on our customers’ core production equipment and plant capabilities. While we compete with other distributors and service providers offering products and solutions addressing this area of the industrial supply chain, we believe our industry position and value proposition benefits from relative advantages tied to the following key attributes:
1) Technical expertise in motion control technologies and related service offerings
2) Broad in-stock product offering, inventory availability, and repair capabilities
3) Tenured relationships with industrial customers and leading suppliers
4) Scale and proximity of our service center network relative to customer facilities
5) Leading positions in engineered fluid power and flow control solutions
6) Expanding capabilities in advanced automation solutions and smart technologies
7) Talent acquisition and development of technically oriented sales associates, engineers, and service personnel
8) Business systems and distribution capabilities
9) Complementary offerings including indirect consumable supply inventory management
We focus on helping customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs, as well as optimize the efficiency and safety of their facilities and equipment. A primary focus for our service center network is responding to a critical “break-fix” situation, which requires knowledge of a customer’s facility, localized inventory, timely delivery capabilities, service execution, and accountability. In addition, our fluid power, flow control, and automation operations design, engineer, and integrate solutions focused on making a customer’s operations and equipment more productive, cost-efficient, and automated. We believe our products and solutions are increasingly critical within the industrial supply chain given an aging and tighter customer labor force, more sophisticated production equipment and processes, a greater focus on plant floor optimization, and compliance and regulatory requirements.
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
Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, linear motion components, and automation solutions, and to a lesser extent providers of tools, safety products, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations. We also compete with original equipment manufacturers and integrators. The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
STRATEGIC GROWTH AND OPERATIONAL OPPORTUNITIES
•Capture market share across our core service center network. Our network of service centers located close to industrial companies allows us to respond quickly and effectively to critical MRO situations involving direct production infrastructure and industrial equipment. We believe more sophisticated industrial production processes and customer labor constraints, as well as increased industrial capacity and manufacturing activity across North America could drive greater demand for our products and services. We continue to deploy initiatives to further enhance our capabilities across our service center network and gain market share. These include investments in analytics, strategic account penetration, sales process optimization, talent development, and digital channel solutions, as well as fully leveraging and cross-selling our expanded product and service platform across fluid power, flow control, automation, and consumables solutions.
•Extend our leading fluid power and flow control position as demand for comprehensive solutions grows. We provide innovative fluid power and flow control solutions including systems design and engineering, electronic control integration, software programming, valve actuation, compliance consulting, fabrication and assembly, and dedicated service and repair. Demand for these solutions is increasing across a variety of industrial, off-highway mobile, technology, and process related applications given a greater focus on power consumption, plant efficiency and automation, emissions control, electrification, remote monitoring, advancements in machining, regulatory and compliance standards, and data analytics. We believe our service and engineering capabilities, shop network, and supplier relationships, combined with our software coding and smart technology application knowledge, are key competitive advantages. We see opportunities to leverage these advantages across new and underserved geographies, as well as through new commercial solutions that could drive a greater share gain of this market opportunity in coming years.
•Leverage technical industry position in developing growth around emerging industrial technologies. We are expanding our position and capabilities focused on advanced factory automation and smart technologies that optimize and connect customers’ industrial supply chains. We believe we have a favorable position to capture this addressable market given our technical product focus, service capabilities, embedded customer relationships and knowledge across direct production infrastructure and equipment, and existing supplier relationships. Following several business acquisitions made since fiscal 2020, we now offer products and solutions focused on the design, assembly, integration, and distribution of machine vision, robotic technologies, and motion control. Our emerging growth across these areas is diversifying our end-market exposure with greater penetration into technology, life sciences, logistics, and food and beverage industries. We expect to continue to expand our automation footprint and capabilities in coming years, as well as pursue opportunities tied to the Industrial Internet of Things (IIoT). We believe this market potential could be meaningful as technology continues to converge within traditional industrial supply chains and end-markets.
•Execute ongoing operational initiatives supporting margin profile. We have a number of initiatives focused on driving operational improvements throughout the organization. Systems investments in recent years including common ERP platforms are supporting opportunities in leveraging shared services, refining our sales management process, and standardizing pricing and sourcing functions, while we continue to optimize our shop and distribution network and analytics. We also remain focused on achieving margin synergies across our operations following expansion into flow control and automation. This includes enhanced pricing functions, leveraging vendor procurement, freight savings, and refined cost management. Combined with growth in more profitable areas of our business and our history of cost accountability, we see ongoing opportunity to optimize our margin profile and cash generation in coming years.
•Pursue value-creating acquisitions to supplement growth and strengthen industry position. We expect to pursue additional acquisitions aligned with our growth strategy and long-term financial targets. We view acquisitions as an important growth consideration given high fragmentation, greater operational and technical requirements, and supplier authorizations within the markets we serve. We believe our sourcing strategy, cash generation capabilities, industry relationships, and operational discipline are key to our acquisition success. In addition, dedicated corporate teams and related support functions provide strategic oversight of critical work streams and integration execution, which we believe enhances our ability to capture synergistic value. Over the near to intermediate-term, our acquisition priorities are focused on continuing to expand our current offerings, while further enhancing our technical differentiation and value-added service capabilities.
OPERATIONS
Our distribution and sales network consists of approximately 445 locations in our Service Center Distribution segment and 123 locations in our Fluid Power & Flow Control segment. This includes service centers, distribution centers, and facilities tied to our fluid power, flow control, and automation operations. Our service centers resemble local inventory hubs located in close proximity to our customers and focused primarily on MRO related fulfillment and service needs. Our fluid power, flow control, and automation locations support technical and shop-oriented services integral to the more specialized and integrated nature of the products and solutions they provide. Other operations and channels we market through include inventory management services for indirect consumable supplies and digital solutions including our Applied.com website, electronic data interchange (EDI) and other electronic interfaces with customers' technology platforms and plant maintenance systems.
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
Our operations are primarily based in the U.S. where 86% of our fiscal 2021 sales were generated. We also have international operations, the largest of which is in Canada (8% of fiscal 2021 sales) with the balance (6% of fiscal 2021 sales) in Mexico, Australia, New Zealand, and Singapore.
SUPPLIERS
We are a leading distributor of products including bearings, power transmission products, engineered fluid power components and systems, specialty flow control solutions, advanced automation products, industrial rubber products, linear motion components, tools, safety products, and other industrial and maintenance supplies.
These products are generally supplied to us by manufacturers whom we serve as a non-exclusive distributor. The suppliers also may provide us product training, as well as sales and marketing support. Authorizations to represent particular suppliers and product lines vary by geographic region, particularly for our fluid power, flow control, and automation businesses. We believe our supplier relationships are generally good, and many have existed for decades. The disruption of relationships with certain suppliers, or the disruption of their operations, could adversely affect our business.
Our product suppliers typically confine their direct sales activities to large-volume transactions, mainly with large original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer, but instead refer the customer to us or another distributor.
MARKETS
We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, cement, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, life sciences, mining, oil and gas, primary metals, technology, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our fiscal 2021 sales.

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
REPORTABLE SEGMENTS
We report results of operations in two segments: 1) Service Center Based Distribution, and 2) Fluid Power & Flow Control. In fiscal 2021, our Service Center Based Distribution segment represented 68% of our total sales, while our Fluid Power & Flow Control segment represented 32% of our total sales.
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
Fluid Power & Flow Control. Our Fluid Power & Flow Control segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, and engineered flow control products and services. We believe we are the largest distributor and solutions provider of fluid power and industrial flow control products and solutions in the U.S. The segment also includes our operations that focus on advanced automation solutions, including machine vision, robotics, motion control, and smart technologies.
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

Our specialty flow control operations provide highly engineered process flow control products, solutions, and services. Products include pumps, valves, fittings, hoses, process instrumentation, actuators, and filtration supplies which are used to control the flow of liquids and gases in mission-critical industrial applications. Our flow control products and services are focused on MRO related applications; OEMs; and engineering, procurement, and construction (EPC) firms across a variety of industries including chemicals, steel, power, oil and gas, pulp and paper, life sciences, pharmaceuticals, food and beverage, and general industrials. Similar to our fluid power operations, our flow control offering includes technical service capabilities such as flow control systems integration, repair services, valve actuation, process instrumentation, pipe and hose fabrication, and compliance consulting.
Our advanced automation operations provide solutions focused on the design, assembly, integration, and distribution of machine vision, collaborative robots, mobile robots, RFID, industrial networking, and machine learning technologies for OEMs, machine builders, integrators, and other industrial and technology end users. Products and solutions are marketed across a variety of industries including technology, medical, life sciences, logistics, consumer, and general industrial. Our automation business helps customers develop, produce, and integrate machine and facility automation solutions using comprehensive technology and application knowledge. A core element of our strategy and value proposition within automation is our value-added and engineered solution capabilities, enabling us to provide in-depth consultative, design, engineering, assembly, testing, and support services for various customer requirements.
HUMAN CAPITAL
We attribute our business success to talented, dedicated employee associates who live our Core Values of integrity, respect, customer focus, commitment to excellence, accountability, innovation, continuous improvement, and teamwork.
At June 30, 2021, we had approximately 5,947 associates, with geographic and segment counts as follows:

Country	Associates	Segment	Associates
United States	4,598	Service Center Based Distribution	3,932
Canada	628	Fluid Power & Flow Control	1,704
Other Countries	721	Other	311

Associate Development. We strive to attract, retain, and develop a diverse group of high-performing associates, empowering them to achieve their potential and providing them opportunities to test their skills, increase their responsibilities, and advance their careers. Applied’s commitment to associate development is reflected in our investments in a learning management system (offering a wide array of internal facilitated training courses, supplier product training, and other third-party courses), a modern social learning platform, and in-person training through which associates can continually expand their knowledge base and position themselves to achieve their professional goals.
Compensation and Benefits. We seek to provide competitive compensation and benefits in order to help attract and retain high quality associates. In the U.S., Applied offers comprehensive benefits with choices to fit our associates’ varied needs, including the following: medical, dental, vision, and prescription drug insurance; short and long-term disability benefits; life insurance plans; Section 401(k) retirement savings plan with company match; paid vacations and holidays; incentive programs; an employee assistance program; and an educational reimbursement program.
Diversity and Inclusion. We are committed to a diverse and inclusive workplace that is respectful to all associates and believe this serves as a cornerstone for a strong company. We employ multiple initiatives to recruit, train, and advance diverse associates. In the area of recruitment, for example, we engage in on-campus events and targeted recruitment strategies that increase our exposure to diverse populations in order to promote enhanced diversity in our hiring.
Health and Safety. Applied is also committed to the safety and well-being of our associates. In the U.S., all associates are required to complete specific assigned online training courses annually, which include offerings on workplace safety hazards and vehicle safety. In addition, role-specific training is assigned based on the types of hazards associates may face while carrying out their job function, such as training modules on operating in confined spaces, forklift operation, and lockout/tagout procedures. In our most recent fiscal year, our U.S. associates completed nearly 14,000 such safety training courses.

From the onset of the COVID-19 pandemic, we focused on protecting our associates’ health and safety, while ensuring our continued capability to serve our customers. As a provider of critical parts, services, and solutions to essential industries, Applied remained open for business. We implemented significant changes to ensure a safe operating environment for our associates and to protect our customers and communities, including remote work as feasible, social distancing protocols, heightened sanitation procedures, and masking policies.
BACKLOG AND SEASONALITY
Backlog orders are not material to our business as a whole, although they are a more important factor for our fluid power, flow control, and automation businesses. Our business has exhibited minor seasonality. In particular, sales per day during the first half of our fiscal year have historically been slightly lower than the second half due, in part, to the impact of customer plant shutdowns, summer vacations and holidays.
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

ITEM 1A. RISK FACTORS.
In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing the Company. Certain risks are identified below in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to issuers, or risks that we currently deem immaterial, may also impact our business and operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
GENERAL ECONOMIC AND INDUSTRY RISKS
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

The extent to which the COVID-19 pandemic and measures taken in response thereto continue to impact our results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted. The COVID-19 pandemic created significant volatility, uncertainty, and economic disruption. The effects of the pandemic resulted in lost or delayed sales to us, and we experienced business disruptions as we modified our business practices (including travel, work locations, and cancellation of physical participation in meetings). While the pandemic’s impact on social and economic conditions has subsided, the extent to which it will continue to impact our results of operations and financial condition will depend on evolving factors that are uncertain and cannot be predicted, including the following: the duration, spread, and severity of the pandemic, including due to virus variants, in the countries in which we operate; responsive measures taken by governmental authorities, businesses, and individuals; the effect on our customers and their demand for our products and services; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our products and services and otherwise operate effectively, including as a result of travel restrictions and associates working from home; disruptions to our operations resulting from associate illness; restrictions or disruptions to, or reduced availability of, transportation; customers’ ability to pay for our services and products; closures of our facilities or those of our customers or suppliers; the impact of reduced customer demand on purchasing incentives we earn from suppliers; and how quickly and to what extent normal economic and operating conditions can resume. In addition, the pandemic’s impact on the economy could affect the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, and interest rates. The pandemic’s effects may also amplify the other risks and uncertainties described in this Annual Report on Form 10-K, and may continue to materially and adversely affect our business, financial condition, results of operations, and/or stock price.
Consolidation in our customers' and suppliers' industries could adversely affect our business and financial results. Consolidation continues among our product suppliers and customers. As customer industries consolidate or customers otherwise aggregate their purchasing power, a greater proportion of our sales could be derived from large volume contracts, which could adversely impact margins. Consolidation among customers can produce changes in their purchasing strategies, potentially shifting blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices. Similarly, continued consolidation among suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases. There can be no assurance we will be able to take advantage of consolidation trends.
An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. The industry remains fragmented, but is consolidating. Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, automation technologies, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Existing competitors have, and future competitors may have, greater financial or other resources than we do, broader or more appealing product or service offerings, greater market presence, stronger relationships with key suppliers or customers, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies and sales methods, or otherwise through competitive advantage, our sales and profitability could be adversely affected. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to product and service types, brands, quality, or prices. Technological evolution or other factors can render product and service offerings obsolete, potentially impairing our competitive position and our inventory values.
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 14% of our sales in 2021. This presence outside the U.S. increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions, and currency exchange fluctuations.
Our foreign operations' results are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. Fluctuations in currency exchange rates affect our operating results and financial position, as well as the comparability of results between financial periods.
STRATEGIC AND OPERATIONAL RISKS
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
FINANCIAL AND REPORTING RISKS
Our indebtedness entails debt service commitments that could adversely affect our ability to fulfill our obligations and could limit or reduce our flexibility. As of June 30, 2021, we had total debt obligations outstanding of $829.4 million. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. Our debt commitments may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to businesses in our industry that have lower levels of indebtedness. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.
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
Goodwill, long-lived, and other intangible assets recorded as a result of our acquisitions could become impaired. We review goodwill, long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. In 2021, we recorded a $49.5 million non-cash charge for the impairment of certain intangible, lease, and fixed assets.
As of June 30, 2021, we had remaining $560.1 million of goodwill and $279.6 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
We may be adversely affected by changes in LIBOR reporting practices or the method by which LIBOR is determined. As of June 30, 2021, we had approximately $738.6 million of aggregate consolidated indebtedness that was indexed to the London Interbank Offered Rate (“LIBOR”). As of June 30, 2021, approximately $420.0 million of this variable rate debt was converted to a fixed rate through an interest rate swap. The swap agreement, entered into in January 2019 and subsequently amended and extended, is indexed to LIBOR. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced in 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. However, in March 2021, the FCA proposed to extend publication of the most commonly used U.S. dollar LIBOR tenors, including those tenors most relevant to us, through June 30, 2023. Any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate prior to that date. Regulators and industry groups have identified recommended alternatives for certain reference rates, but there continues to be considerable uncertainty about what benchmark or benchmarks will replace LIBOR and when that will occur. The full impact of the transition away from LIBOR remains unclear, but the transition and related changes may have a material adverse impact on the availability of financing and on our financing costs.
GENERAL RISK FACTORS
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
We are subject to legal, regulatory, and litigation risks, which may have a material adverse effect on our business. We are subject to a wide array of laws and regulations. Changes in the legal and regulatory environment in which we operate, including with respect to taxes, international trade, employment laws, and data privacy, could adversely and materially affect the Company.
In addition, from time to time, we are involved in lawsuits or other legal proceedings that arise from our business. These may, for example, relate to product liability claims, commercial disputes, personal injuries, or employment-related matters. In addition, we could face claims or additional costs arising from our compliance with regulatory requirements, including those relating to the following: our status as a public company; our government contracts; tax compliance; our engagement in international trade; and our collection, storage, or transmission of personal data.
We maintain insurance policies that provide limited coverage for some, but not all, of the potential risks and liabilities associated with our business. The policies are subject to limits, deductibles, and exclusions that result in our retention of a level of risk on a self-insured basis.
The defense and ultimate outcome of lawsuits or other legal proceedings or inquiries may result in higher operating expenses, the inability to participate in existing or future government contacts, or other adverse consequences, which could have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2021, we owned real properties at 115 locations and leased 418 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2021:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, hose shop
Florence, Kentucky	Distribution center
Baldwinsville, New York	Offices, warehouse, and fluid power shop
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2021 were:

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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 27, 2020:

:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since 2013 and Chief Executive Officer since 2011.	57
Fred D. Bauer	Vice President-General Counsel since 2002 and Secretary since 2001.	55
Warren E. Hoffner	Vice President, General Manager-Fluid Power & Flow Control since October 2018. He served as Vice President, General Manager-Fluid Power from 2003 to October 2018. The Board of Directors designated Mr. Hoffner an executive officer in 2015.	61
Kurt W. Loring	Vice President-Chief Human Resources Officer since 2014.	52
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017. Prior to joining Applied, from 2015 to May 2017, Mr. Wells was Vice President & Chief Financial Officer of ESAB, a manufacturer of welding and material cutting products and a division of Colfax Corporation (NYSE: CFX). Prior to then he was Vice President & Chief Financial Officer of Apex Tool Group, a manufacturer of hand and power tools.	58

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” On August 6, 2021, there were 3,511 shareholders of record including 2,356 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan.
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2021.

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 to April 30, 2021	—	—	—	864,618
May 1, 2021 to May 31, 2021	379,678	100.37	379,678	484,940
June 1, 2021 to June 30, 2021	20,322	97.37	20,322	464,618
Total	400,000	100.22	400,000	464,618
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

(In thousands, except per share amounts and statistical data)	2021	2020	2019	2018 (d)	2017
Consolidated Operations — Year Ended June 30
Net sales	$3,235,919	$3,245,652	$3,472,739	$3,073,274	$2,593,746
Depreciation and amortization of property	20,780	21,196	20,236	17,798	15,306
Amortization:
Intangible assets	34,365	41,553	41,883	32,065	24,371
SARs and stock options	2,526	2,954	2,437	1,961	1,891
Operating income (a) (b) (c)	205,454	88,989	233,788	225,827	175,386
Net income (a) (b) (c) (e)	144,757	24,042	143,993	141,625	133,910
Per share data:
Net income:
Basic	3.73	0.62	3.72	3.65	3.43
Diluted (a) (b) (c)	3.68	0.62	3.68	3.61	3.40
Cash dividend	1.30	1.26	1.22	1.18	1.14

Year-End Position — June 30
Working capital	$768,875	$733,686	$724,344	$625,469	$572,789
Long-term debt (including portion classified as current)	829,396	935,276	959,829	966,063	291,982
Total assets	2,271,807	2,283,551	2,331,697	2,285,741	1,387,595
Shareholders’ equity	932,546	843,542	897,034	814,963	745,256

Year-End Statistics — June 30
Current ratio	2.8	2.7	2.7	2.4	2.8
Operating facilities	568	580	600	610	552
Shareholders of record	3,535	3,772	4,165	4,323	4,687
Return on assets (a) (b) (c) (e) (f)	6.4%	1.0%	6.3%	8.0%	10.2%
Return on equity (a) (b) (c) (e) (g)	16.3%	2.8%	16.8%	18.2%	19.1%

Capital expenditures	$15,852	$20,115	$18,970	$23,230	$17,045

Cash Returned to Shareholders During the Year
Dividends paid	$50,664	$48,873	$47,266	$45,858	$44,619
Purchases of treasury shares	40,089	—	11,158	22,778	8,242
Total	$90,753	$48,873	$58,424	$68,636	$52,861
(a)In fiscal 2021, the Company recognized a non-cash impairment charge of $49.5 million as a result of reduced economic conditions and business alignment initiatives related to a portion of the Service Center Based Distribution segment exposed to oil and gas end markets. Excluding the impairment charge, the fiscal 2021 return on assets would be 8.0% and return on equity would be 20.6%.
(b)A goodwill impairment charge in fiscal 2020 reduced operating income by $131.0 million, net income by $118.8 million, and diluted earnings per share by $3.04. Excluding the goodwill impairment charge, the fiscal 2020 return on assets would be 6.5% and return on equity would be 16.4%.
(c)A long-lived intangible asset impairment charge in fiscal 2019 reduced operating income by $31.6 million, net income by $26.9 million, and diluted earnings per share by $0.69, which includes the impact of a $3.8 million valuation allowance on certain Canadian deferred tax assets. Excluding the long-lived intangible asset impairment charge, the fiscal 2019 return on assets would be 7.5% and return on equity would be 20.0%.
(d)FY 2018 includes the acquisition of FCX Performance, Inc. from the acquisition date of 1/31/2018.
(e)FY 2017 includes a tax benefit pertaining to a worthless stock tax deduction of $22.2 million, or $0.56 per share. Excluding the worthless stock tax deduction, the fiscal 2017 return on assets would be 8.5% and return on equity would be 16.2%.
(f)Return on assets is calculated as net income divided by monthly average assets.
(g)Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With approximately 5,900 associates across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies, Inc. ("Applied," the "Company," "We," "Us," or "Our") is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2021, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from approximately 568 facilities.
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
Our fiscal 2021 consolidated sales were $3.2 billion, a decrease of $9.7 million or 0.3% compared to the prior year, with the acquisitions of Olympus Controls (Olympus), Advanced Control Solutions (ACS) and Gibson Engineering (Gibson) increasing sales by $44.1 million or 1.4% and favorable foreign currency of $16.5 million increasing sales by 0.5%. Gross profit margin was 28.9% for both fiscal 2021 and 2020. Operating margin increased to 6.3% in fiscal 2021 from 2.7% in fiscal 2020.
Our earnings per share was $3.68 in fiscal 2021 versus $0.62 in fiscal year 2020.
Fiscal 2021 results include a $49.5 million pre-tax non-cash charge related to the impairment of certain intangible, lease, and fixed assets, as well as non-routine costs of $7.8 million pre-tax. These items are the result of weaker economic conditions and business alignment initiatives across a portion of the Service Center Based Distribution segment operations exposed to oil and gas end markets. Total non-routine costs of $7.8 million pre-tax include a $7.4 million inventory reserve charge recorded within cost of sales, and $0.4 million related to severance and facility consolidation recorded in selling, distribution and administrative expense. These charges were offset in the current year by other non-routine income of $2.6 million. On a net basis, the fiscal 2021 non-routine items unfavorably impacted operating income by $54.7 million, net income by $41.7 million, and earnings per share by $1.06 per share. The prior year included a $131.0 million non-cash goodwill impairment charge recorded during fiscal 2020 related to the goodwill associated with the Company's FCX Performance, Inc. (FCX) operations within the Fluid Power & Flow Control segment. The non-cash goodwill impairment charge decreased net income by $118.8 million and earnings per share by $3.04 per share for fiscal 2020.
Fiscal 2021 ended on a positive note as underlying demand continued to strengthen across both segments during the fourth quarter reflecting sustained recovery in our core end-markets and momentum across our internal growth initiatives. We are managing inflation well and controlling costs, while benefiting from productivity enhancements. Fiscal 2022 is off to a positive start with organic sales through early August up by a high-teens percent over the prior year and customer indications signaling sustained demand momentum.
Shareholders’ equity was $932.5 million at June 30, 2021 compared to $843.5 million at June 30, 2020. Working capital increased $35.2 million from June 30, 2020 to $768.9 million at June 30, 2021. The current ratio was 2.8 to 1 and 2.7 to 1 at June 30, 2021 and at June 30, 2020, respectively.
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
The MCU (total industry) and IP indices increased since June 2020 correlating with an overall increase in the economy in the same period. The ISM PMI registered 60.6 in June 2021, an increase from the June 2020 revised reading of 52.2. A reading above 50 generally indicates expansion. The index readings for the months during the most recent quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2021	75.4	60.6	97.9
May 2021	75.1	61.2	97.9
April 2021	74.6	60.7	97.1
March 2021	74.6	64.7	97.5
December 2020	74.1	60.5	96.8
September 2020	72.1	55.7	94.2
June 2020	68.7	52.2	89.1
RESULTS OF OPERATIONS
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended June 30, 2021 and 2020. For the comparison of the years ended June 30, 2020 and 2019, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2020 Annual Report on Form 10-K.
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2021	2020	% Change
Net Sales	100.0%	100.0%	(0.3)%
Gross Profit Margin	28.9%	28.9%	(0.2)%
Selling, Distribution & Administrative Expense	21.0%	22.1%	(5.2)%
Operating Income	6.3%	2.7%	130.9%
Net Income	4.5%	0.7%	502.1%
Sales in fiscal 2021 were $3.2 billion, which was $9.7 million or 0.3% below the prior year, with sales from acquisitions adding $44.1 million or 1.4% and favorable foreign currency translation accounting for an increase of $16.5 million or 0.5%. There were 252.5 selling days in fiscal 2021 and 253.5 selling days in fiscal 2020. Excluding the impact of businesses acquired and foreign currency translation, sales were down $70.3 million or 2.2% during the year, driven by a 1.8% decrease from operations and a 0.4% decrease due to one less sales day. The decrease from operations is due to weak demand across key end markets from the impact of the COVID-19 pandemic, although sales improved as the year progressed.
The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales (Decrease) Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2021	2020
Service Center Based Distribution	$2,199.5	$2,241.9	$(42.4)	$—	$16.5	$(58.9)
Fluid Power & Flow Control	1,036.4	1,003.7	32.7	44.1	—	(11.4)
Total	$3,235.9	$3,245.7	$(9.7)	$44.1	$16.5	$(70.3)
Sales of our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $42.4 million, or 1.9%. Favorable foreign currency translation increased sales by $16.5 million or 0.7%. Excluding the impact of businesses acquired and the impact of foreign currency translation, sales decreased $58.9 million or 2.6% during the year, driven by a 2.2% decrease from operations and a decrease of 0.4% due to one less sales day. The decrease from operations reflects weaker industrial end-market demand from the impact of the COVID-19 pandemic, although sales improved as the year progressed.

Sales of our Fluid Power & Flow Control segment increased $32.7 million or 3.3%. Acquisitions within this segment, primarily ACS and Gibson, increased sales $44.1 million or 4.4%. Excluding the impact of businesses acquired, sales decreased $11.4 million or 1.1%, driven by a 0.7% decrease from operations and by a decrease of 0.4% due to one less sales day. The decrease from operations is primarily due to ongoing soft demand across process-related end markets, offset by stronger demand across technology, off-highway mobile, life sciences, and chemical end markets, as well as automation-related sales.
The following table shows changes in sales by geographical area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales (Decrease) Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2021	2020
United States	$2,782.9	$2,819.4	$(36.5)	$44.1	$—	$(80.6)
Canada	255.4	248.6	6.8	—	11.6	(4.8)
Other countries	197.7	177.7	20.0	—	4.9	15.1
Total	$3,235.9	$3,245.7	$(9.7)	$44.1	$16.5	$(70.3)
Sales in our U.S. operations decreased $36.5 million or 1.3%, with acquisitions adding $44.1 million or 1.6%. Excluding the impact of businesses acquired, U.S. sales were down $80.6 million or 2.9%, driven by a decrease of 2.5% from operations and by a decrease of 0.4% due to one less sales days. Sales from our Canadian operations increased $6.8 million or 2.7%, while favorable foreign currency translation increased Canadian sales by $11.6 million or 4.7%. Excluding the impact of foreign currency translation, Canadian sales were down $4.8 million or 2.0%, driven by a decrease of 1.6% from operations and by a decrease of 0.4% due to one less sales days. Consolidated sales from our other country operations increased $20.0 million or 11.3% compared to the prior year. Favorable foreign currency translation increased other country sales by $4.9 million or 2.7%. Excluding the impact of foreign currency translation, other country sales were up $15.1 million or 8.6% compared to the prior year, driven by an increase of 9.2% from operations, primarily a $10.9 million increase in Australian sales due to increased demand in the mining industry, offset by a decrease of 0.6% due to less sales days.
The gross profit margin was 28.9% in both fiscal 2021 and 2020.
The following table shows the changes in selling, distribution, and administrative expense (SD&A).

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Decrease	Acquisitions	Foreign Currency	Organic Change
	2021	2020
SD&A	$680.5	$717.7	$(37.2)	$11.9	$4.9	$(54.0)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility related expenses and expenses incurred in acquiring businesses. SD&A decreased $37.2 million or 5.2% during fiscal 2021 compared to the prior year, and as a percentage of sales decreased to 21.0% in fiscal 2021 compared to 22.1% in fiscal 2020. Changes in foreign currency exchange rates had the effect of increasing SD&A by $4.9 million or 0.7% compared to the prior year. SD&A from businesses acquired added $11.9 million or 1.7%, including $1.1 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable impact from foreign currency translation, SD&A decreased $54.0 million or 7.6% during fiscal 2021 compared to fiscal 2020. The Company incurred $0.4 million of non-routine expenses related to severance and closed facilities during fiscal 2021 compared to $5.1 million non-routine expenses related to severance and facility consolidation during fiscal 2020. Excluding the impact of acquisitions and severance, total compensation decreased $14.1 million during fiscal 2021, primarily due to cost reduction actions taken by the Company in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. All of the temporary cost reductions have been reinstated in the second half of fiscal 2021. Also, excluding the impact of acquisitions, travel & entertainment and fleet expenses decreased $12.2 million during 2021, primarily due to continued reduced travel activity related to COVID-19. In addition, bad debt expense decreased $7.5 million, primarily due to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the Service Center Based Distribution segment, offset by strong cash collections and an improvement in the overall credit profile of the accounts receivable portfolio in fiscal 2021. Further, excluding the impact of acquisitions, intangible amortization expense decreased $8.3 million during fiscal 2021 primarily due to the intangible impairment recorded during the year. All other expenses within SD&A were down $7.2 million.
During the second quarter of fiscal 2021, the Company determined that an impairment existed in two of its three asset groups within the Service Center Based Distribution segment that have significant exposure to oil and gas end markets as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45.0 million, as the fair value of the intangible assets was determined to be zero. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $2.0 million and $2.5 million, respectively, which were recorded in fiscal 2021. Combined, the non-cash impairment charges decreased net income by $37.8 million and earnings per share by $0.96 per share for fiscal 2021.
As a result of the Company's annual goodwill impairment test in fiscal 2020, the Company recorded a $131.0 million non-cash goodwill impairment charge related to the Company's FCX operations in the Fluid Power & Flow Control segment, primarily due to the overall decline in the industrial economy, specifically slower demand in FCX's end markets. The non-cash goodwill impairment charge decreased net income by $118.8 million and earnings per share by $3.04 per share for fiscal 2020.
Operating income increased $116.5 million, or 130.9%, to $205.5 million during fiscal 2021 from $89.0 million during fiscal 2020, and as a percentage of sales, increased to 6.3% from 2.7%, primarily as a result of the goodwill impairment expense recorded during fiscal 2020 offset by the intangible impairment recorded in fiscal 2021.
Operating income, before impairment charges, as a percentage of sales for the Service Center Based Distribution segment increased to 10.2% in fiscal 2021 from 9.4% in fiscal 2020. Operating income, before impairment charges, as a percentage of sales for the Fluid Power & Flow Control segment increased to 11.8% in fiscal 2021 from 10.9% in fiscal 2020.
Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other income, net, represents certain non-operating items of income and expense, and was $2.2 million of income in fiscal 2021 compared to $2.8 million of income in fiscal 2020. Current year income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $4.0 million and other income of $0.3 million, offset by foreign currency transaction losses of $2.1 million. Fiscal 2020 income consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.5 million and foreign currency transaction gains of $2.5 million offset by other expenses of $0.2 million.
The effective income tax rate was 18.2% for fiscal 2021 compared to 56.5% for fiscal 2020. The decrease in the effective tax rate is primarily due to the FCX goodwill impairment charge in the prior year, which increased the effective tax rate by 31.4% in fiscal 2020.
We expect our income tax rate for fiscal 2022 to be in the range of 22.0% to 23.0%.
As a result of the factors discussed above, net income for fiscal 2021 increased $120.7 million from the prior year. Net income per share was $3.68 per share for fiscal 2021 compared to $0.62 per share for fiscal 2020.
At June 30, 2021, we had a total of 568 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore, versus 580 at June 30, 2020.
The approximate number of Company employees was 5,900 at June 30, 2021 and 6,200 at June 30, 2020.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2021 we had total debt obligations outstanding of $829.4 million compared to $935.3 million at June 30, 2020. Management expects that our existing cash, cash equivalents, funds available under our debt facilities, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.

The Company’s working capital at June 30, 2021 was $768.9 million compared to $733.7 million at June 30, 2020. The current ratio was 2.8 to 1 at June 30, 2021 and 2.7 to 1 at June 30, 2020.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows; all amounts are in thousands.

	Year Ended June 30,
	2021	2020
Net Cash Provided by:
Operating Activities	$241,697	$296,714
Investing Activities	(44,930)	(55,404)
Financing Activities	(213,037)	(78,238)
Exchange Rate Effect	5,464	(2,740)
(Decrease) Increase in Cash and Cash Equivalents	$(10,806)	$160,332
The decrease in cash provided by operating activities during fiscal 2021 is driven by changes in working capital for the year offset by increased operating results. Changes in cash flows between years related to working capital were driven by:

Accounts receivable	$(133,556)
Inventory	$(15,710)
Accounts payable	$64,775
Net cash used in investing activities in fiscal 2021 included $30.2 million used for the acquisitions of ACS and Gibson and $15.9 million used for capital expenditures. Net cash used in investing activities in fiscal 2020 included $37.2 million used for the acquisitions of Olympus and $20.1 million for capital expenditures.
Net cash used in financing activities included $131.9 million and $49.6 million of long-term debt repayments in 2021 and 2020, respectively, offset by $26.0 million of cash borrowings from the trade receivable securitization facility in 2021 and $25.0 million of cash borrowings under a unsecured shelf facility agreement with Prudential Investment Management in 2020. Further uses of cash in 2021 were $50.7 million for dividend payments, $10.1 million used to pay taxes for shares withheld, and $40.1 million used to repurchase 400,000 shares of treasury stock. Further uses of cash in 2020 were $48.9 million for dividend payments and $2.6 million used to pay taxes for shares withheld.
The increase in dividends over the year is the result of regular increases in our dividend payout rates. We paid dividends of $1.30 and $1.26 per share in fiscal 2021 and 2020, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2022 to be in the $18.0 million to $20.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2021, we had authorization to purchase an additional 464,618 shares.
The Company repurchased 400,000 shares in fiscal 2021 at an average price per share of $100.22. In fiscal 2020 no shares were repurchased and in 2019, we repurchased 192,082 shares of the Company’s common stock at an average price per share of $58.10.

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows; all amounts are in thousands:

June 30,	2021	2020
Unsecured credit facility	$550,250	$589,250
Trade receivable securitization facility	188,300	175,000
Series C notes	40,000	120,000
Series D Notes	25,000	25,000
Series E Notes	25,000	25,000
Other	846	1,026
Total debt	$829,396	$935,276
Less: unamortized debt issuance costs	1,016	1,487
	$828,380	$933,789
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver as of June 30, 2021 and June 30, 2020. Unused lines under this facility, net of outstanding letters of credit of $0.2 million and $1.9 million, respectively, to secure certain insurance obligations, totaled $249.8 million and $248.1 million at June 30, 2021 and June 30, 2020, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.88% and 1.94% as of June 30, 2021 and June 30, 2020, respectively.

In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. In March 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the drawn fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of June 30, 2021 and June 30, 2020 was 1.20% and 1.07%, respectively. The termination date of the AR Securitization is now in March 2024.
At June 30, 2021 and June 30, 2020, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90.0 million and $170.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes, which had an original principal amount of $120.0 million, carry a fixed interest rate of 3.19%. During fiscal 2021, two principal payments of $40.0 million each were made on the "Series C" notes and the remaining balance of $40.0 million is due in July 2022. The "Series D" notes have a remaining principal amount of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The "Series E" notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
The Company entered into an interest rate swap which mitigates variability in forecasted interest payments on $420.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see note 7, Derivatives, to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2021, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2021, the Company's net indebtedness was less than 2.5 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2021.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2021	2020
Accounts receivable, gross	$532,777	$463,659
Allowance for doubtful accounts	16,455	13,661
Accounts receivable, net	$516,322	$449,998
Allowance for doubtful accounts, % of gross receivables	3.1%	2.9%

Year Ended June 30,	2021	2020
Provision for losses on accounts receivable	$6,540	$14,055
Provision as a % of net sales	0.20%	0.43%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 51.9 at June 30, 2021 versus 55.9 at June 30, 2020. Approximately 3.0% of our accounts receivable balances are more than 90 days past due at June 30, 2021 compared to 4.6% at June 30, 2020. On an overall basis, our provision for losses from uncollected receivables represents 0.20% of our sales for the year ended June 30, 2021, compared to 0.43% of sales for the year ended June 30, 2020. The decrease primarily relates to strong cash collections and an improvement in the overall credit profile of the accounts receivable portfolio in the current year, compared to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the year ended June 30, 2021 was 4.3 versus 3.8 for the year ended June 30, 2020. We believe our inventory turnover ratio in fiscal 2022 will be slightly better than our fiscal 2021 levels.

CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2021 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$99,150	$29,853	$40,878	$17,009	$11,410	—
Planned funding of post-retirement obligations	9,400	900	1,100	500	6,900	—
Unrecognized income tax benefit liabilities, including interest and penalties	6,500	—	—	—	—	6,500
Long-term debt obligations	829,396	44,118	760,173	25,105	—	—
Interest on long-term debt obligations (1)	39,500	17,800	16,900	4,800	—	—
Acquisition holdback payments	3,538	2,569	969	—	—	—
Total Contractual Cash Obligations	$987,484	$95,240	$820,020	$47,414	$18,310	$6,500
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations and net payments under the terms of the interest rate swap. Rates in effect as of June 30, 2021 are used for variable rate debt.
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
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 19.8% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $151.9 million as reflected in our consolidated balance sheet at June 30, 2021. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
LIFO layers and/or liquidations are determined consistently year-to-year. See the Inventories note to the consolidated financial statements in Item 8 under the caption "Financial Statements and Supplementary Data,"
for further information.
Allowances for Slow-Moving and Obsolete Inventories
We evaluate the recoverability of our slow-moving and inactive inventories at least quarterly. We estimate the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory, as well as assumptions regarding future demand. Our ability to recover our cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers. A significant portion of the products we hold in inventory have long shelf lives and are not highly susceptible to obsolescence.
As of June 30, 2021 and 2020, the Company's reserve for slow-moving or obsolete inventories was $43.5 million and $42.9 million, respectively, recorded in inventories in the consolidated balance sheets.

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
As of June 30, 2021 and 2020, our allowance for doubtful accounts was 3.1% and 2.9% of gross receivables, respectively. Our provision for losses on accounts receivable was $6.5 million, $14.1 million and $4.1 million in fiscal 2021, 2020 and 2019, respectively.
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
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the prolonged economic downturn in these end markets, the Company determined during the second quarter of fiscal 2021 that certain carrying values may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45.0 million, which was recorded in the second quarter of fiscal 2021, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $2.0 million and $2.5 million, respectively, which were recorded in the second quarter of fiscal 2021. Sustained significant softness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
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
Goodwill on our consolidated financial statements relates to both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment. The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2021.  The Company concluded that seven (7) of the reporting units’ fair values exceeded their carrying amounts by at least 25% as of January 1, 2021. The fair value of the final reporting unit, which is comprised of the FCX Performance Inc. (FCX) operations, exceeded its carrying value by 14%. The FCX reporting unit has a goodwill balance of $309.0 million as of June 30, 2021.
The Company had eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2020. The Company concluded that seven (7) of the reporting units’ fair values exceeded their carrying amounts by at least 10% as of January 1, 2020. Specifically, the Canada reporting unit's fair value exceeded its carrying value by 12%, and the Mexico reporting unit's fair value exceeded its carrying value by 14%. The carrying value of the final reporting unit, which is comprised of the FCX operations, exceeded the fair value, resulting in goodwill impairment of $131.0 million. The non-cash impairment charge was the result of the overall decline in the industrial economy, specifically slower demand in FCX's end markets, which led to reduced spending by customers and reduced revenue expectations. If the Company does not achieve forecasted sales growth and margin improvements goodwill could be further impaired.
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
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2021, the Company recognized $12.9 million of net deferred tax liabilities. Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets on a jurisdiction by jurisdiction basis. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; risks relating to the effects of the COVID-19 pandemic; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability, changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; the cost of products and energy and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
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
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 14.0% of our fiscal year 2021 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other income, net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian, Mexican, Australian and New Zealand currency exchange rates increased in relation to the U.S. dollar by 10.5%, 16.7%, 9.7% and 9.1%, respectively. In the twelve months ended June 30, 2021, we experienced net foreign currency translation gains totaling $24.4 million, which were included in other comprehensive income. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2021 would have resulted in a $1.7 million decrease in net income for the year ended June 30, 2021.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates. The Company uses interest rate swap instruments to mitigate variability in forcasted interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $250.0 million in borrowings with no balance outstanding at June 30, 2021, a $780.0 million term loan, of which $550.3 million was outstanding at June 30, 2021, and a $188.3 million trade receivable securitization facility, all of which was outstanding at June 30, 2021. In January 2019, the Company entered into an interest rate swap on $463.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount of the interest rate swap was $420.0 million as of June 30, 2021. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. Fixed interest rate debt facilities include $90.0 million outstanding under our unsecured shelf facility agreement, as well as $0.8 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $739.3 million during fiscal 2021. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings (not considering the impact of our interest rate swap) would have resulted in a $7.4 million increase in interest expense. Due to the interest rate swap, the impact of a hypothetical 1.0% increase in the variable interest rate would have reduced net cash interest paid by $4.2 million. Changes in market interest rates would also impact interest rates on these facilities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
Effective July 1, 2019, the Company adopted the new accounting standard related to leases using the optional transition method, which required application of the new guidance to only those leases that existed at the date of adoption.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill - FCX Reporting Unit - Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA and multiples that are applied to management’s forecasted revenues and EBITDA estimates. The goodwill balance was

$560.1 million as of June 30, 2021, of which $309.0 million related to the FCX reporting unit. The fair value of the FCX reporting unit exceeded its carrying value by 14% as of the measurement date and, therefore, no impairment was recognized.
Given the nature of the FCX reporting unit’s operations, the sensitivity of the business to changes in the economy, the reporting unit’s historical performance as compared to projections, and the difference between its fair value and the carrying value, auditing management’s judgments regarding forecasts of future revenues and EBITDA, as well as selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates for the FCX reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA (“forecasts”), and the selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates (“market multiples”) for the FCX reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, such as controls related to management’s forecasts and the selection of the discount rate and market multiples used.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports for the various industries the reporting unit operates within.
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the market multiples by evaluating the selected comparable publicly traded companies and the adjustments made for differences in growth prospects and risk profiles between the reporting unit and the comparable publicly traded companies. We tested the underlying source information and mathematical accuracy of the calculations.
•With the assistance of our fair value specialists, we evaluated the fair value of the reporting unit based upon reconciling the fair value of the reporting unit to the market capitalization of the Company.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
August 17, 2021

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2021	2020	2019
Net sales	$3,235,919	$3,245,652	$3,472,739
Cost of sales	2,300,395	2,307,916	2,465,116
Gross profit	935,524	937,736	1,007,623
Selling, distribution and administrative expense, including depreciation	680,542	717,747	742,241
Impairment expense	49,528	131,000	31,594
Operating income	205,454	88,989	233,788
Interest expense	30,807	37,264	40,788
Interest income	(215)	(729)	(600)
Other income, net	(2,200)	(2,782)	(881)
Income before income taxes	177,062	55,236	194,481
Income tax expense	32,305	31,194	50,488
Net income	$144,757	$24,042	$143,993
Net income per share — basic	$3.73	$0.62	$3.72
Net income per share — diluted	$3.68	$0.62	$3.68

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2021	2020	2019
Net income per the statements of consolidated income	$144,757	$24,042	$143,993

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	24,352	(18,499)	2,021
Post-employment benefits:
Actuarial gain (loss) on re-measurement	903	(2,192)	(372)
Reclassification of actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	270	(66)	(306)
Cumulative effect of adopting accounting standard	—	—	(50)
Unrealized gain (loss) on cash flow hedge	3,250	(16,615)	(14,446)
Reclassification of interest from cash flow hedge into interest expense	11,553	4,638	244
Total other comprehensive income (loss), before tax	40,328	(32,734)	(12,909)
Income tax expense (benefit) related to items of other comprehensive loss	3,990	(3,190)	(3,246)
Other comprehensive income (loss), net of tax	36,338	(29,544)	(9,663)
Comprehensive income (loss)	$181,095	$(5,502)	$134,330

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2021	2020
Assets
Current assets
Cash and cash equivalents	$257,745	$268,551
Accounts receivable, net	516,322	449,998
Inventories	362,547	389,150
Other current assets	59,961	52,070
Total current assets	1,196,575	1,159,769
Property — at cost
Land	14,399	14,339
Buildings	107,142	104,396
Equipment, including computers and software	198,374	195,220
Total property — at cost	319,915	313,955
Less accumulated depreciation	204,326	192,054
Property — net	115,589	121,901
Operating lease assets, net	87,111	90,636
Identifiable intangibles, net	279,628	343,215
Goodwill	560,077	540,594
Other assets	32,827	27,436
Total Assets	$2,271,807	$2,283,551
Liabilities
Current liabilities
Accounts payable	$208,162	$186,270
Current portion of long-term debt	43,525	78,646
Compensation and related benefits	77,657	61,887
Other current liabilities	98,356	99,280
Total current liabilities	427,700	426,083
Long-term debt	784,855	855,143
Other liabilities	126,706	158,783
Total Liabilities	1,339,261	1,440,009
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 38,516 and 38,710 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	177,014	176,492
Retained earnings	1,294,413	1,200,570
Treasury shares — at cost (15,697 and 15,503 shares, respectively)	(455,789)	(414,090)
Accumulated other comprehensive loss	(93,092)	(129,430)
Total Shareholders’ Equity	932,546	843,542
Total Liabilities and Shareholders’ Equity	$2,271,807	$2,283,551

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2021	2020	2019
Cash Flows from Operating Activities
Net income	$144,757	$24,042	$143,993
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment Expense	49,528	131,000	31,594
Depreciation and amortization of property	20,780	21,196	20,236
Amortization of intangibles	34,365	41,553	41,883
Amortization of stock appreciation rights and options	2,526	2,954	2,437
Deferred income taxes	(31,080)	(13,292)	2,368
Provision for losses on accounts receivable	6,540	14,055	4,058
Unrealized foreign exchange transaction losses (gains)	1,814	(1,357)	238
Other share-based compensation expense	6,454	4,000	4,474
Gain on sale of property	(368)	(1,157)	(459)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(59,119)	74,437	8,465
Inventories	41,318	57,028	(16,590)
Other operating assets	(5,262)	(5,268)	(7,738)
Accounts payable	10,919	(53,856)	(29,788)
Other operating liabilities	18,525	1,379	(24,570)
Cash provided by Operating Activities	241,697	296,714	180,601
Cash Flows from Investing Activities
Capital expenditures	(15,852)	(20,115)	(18,970)
Proceeds from property sales	1,152	1,948	1,003
Cash paid for acquisition of businesses, net of cash acquired	(30,230)	(37,237)	(37,526)
Other	—	—	391
Cash used in Investing Activities	(44,930)	(55,404)	(55,102)
Cash Flows from Financing Activities
Net repayments under revolving credit facility	—	—	(19,500)
Borrowings under long-term debt facilities	26,000	25,000	175,000
Long-term debt repayments	(131,883)	(49,553)	(161,738)
Interest rate swap settlement payments	(3,737)	—	—
Payment of debt issuance costs	(399)	(95)	(775)
Purchases of treasury shares	(40,089)	—	(11,158)
Dividends paid	(50,664)	(48,873)	(47,266)
Acquisition holdback payments	(2,345)	(2,440)	(2,610)
Exercise of stock appreciation rights and options	163	330	—
Taxes paid for shares withheld	(10,083)	(2,607)	(3,492)
Cash used in Financing Activities	(213,037)	(78,238)	(71,539)
Effect of exchange rate changes on cash	5,464	(2,740)	109
(Decrease) increase in cash and cash equivalents	(10,806)	160,332	54,069
Cash and cash equivalents at beginning of year	268,551	108,219	54,150
Cash and Cash Equivalents at End of Year	$257,745	$268,551	$108,219

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	64,394	41,162	54,294
Interest	27,492	36,648	40,142
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2021, 2020 and 2019	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2018	38,703	$10,000	$169,383	$1,129,678	$(403,875)	$(90,223)	$814,963
Net income				143,993			143,993
Other comprehensive income (loss)						(9,663)	(9,663)
Cumulative effect of adopting accounting standards				3,056			3,056
Cash dividends — $1.22 per share				(47,621)			(47,621)
Purchases of common stock for treasury	(192)				(11,158)		(11,158)
Treasury shares issued for:
Exercise of stock appreciation rights and options	30		(1,069)		(59)		(1,128)
Performance share awards	18		(844)		(301)		(1,145)
Restricted stock units	23		(1,057)		(120)		(1,177)
Compensation expense — stock appreciation rights and options			2,437				2,437
Other share-based compensation expense			4,474				4,474
Other	15		(393)	42	354		3
Balance at June 30, 2019	38,597	10,000	172,931	1,229,148	(415,159)	(99,886)	897,034
Net income				24,042			24,042
Other comprehensive income (loss)						(29,544)	(29,544)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $1.26 per share				(49,305)			(49,305)
Treasury shares issued for:
Exercise of stock appreciation rights and options	43		(730)		71		(659)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	17		(671)		213		(458)
Compensation expense — stock appreciation rights and options			2,954				2,954
Other share-based compensation expense			4,000				4,000
Other	17		(452)	(40)	423		(69)
Balance at June 30, 2020	38,710	10,000	176,492	1,200,570	(414,090)	(129,430)	843,542
Net income				144,757			144,757
Other comprehensive income (loss)						36,338	36,338
Cash dividends — $1.30 per share				(50,992)			(50,992)
Purchases of common stock for treasury	(400)				(40,089)		(40,089)
Treasury shares issued for:
Exercise of stock appreciation rights and options	152		(6,379)		(2,009)		(8,388)
Performance share awards	22		(985)		(20)		(1,005)
Restricted stock units	19		(740)		95		(645)
Compensation expense — stock appreciation rights and options			2,526				2,526
Other share-based compensation expense			6,454				6,454
Other	13		(354)	78	324		48
Balance at June 30, 2021	38,516	$10,000	$177,014	$1,294,413	$(455,789)	$(93,092)	$932,546

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
Allowances for Doubtful Accounts
The Company evaluates the collectibility of trade accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. The allowance for doubtful accounts was $16,455 and $13,661 at June 30, 2021 and June 30, 2020, respectively.
Inventories
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2021, approximately 19.8% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
Revenue Recognition
The Company primarily sells purchased products distributed through its network of service centers and recognizes revenue at a point in time when control of the product transfers to the customer, typically upon shipment from an Applied facility or directly from a supplier. For products that ship directly from suppliers to customers, Applied generally acts as the principal in the transaction and recognizes revenue on a gross basis. Revenue recognized over time is not significant. Revenue is measured as the amount of consideration expected to be received in exchange for the products and services provided, net of allowances for product returns, variable consideration, and any taxes collected from customers that will be remitted to governmental authorities. Shipping and handling costs are recognized in net sales when they are billed to the customer. The Company has elected to account for shipping and handling activities as fulfillment costs. There are no significant costs associated with obtaining customer contracts.
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
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. Product returns are estimated based on historical return rates. The returns reserve was $9,772 and $9,883 at June 30, 2021 and June 30, 2020, respectively.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expense were approximately $15,970, $19,620 and $24,090 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
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
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $3,945, $5,959 and $7,711 during 2021, 2020 and 2019, respectively.

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
Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan and Key Executive Restoration Plan, are unfunded:
Supplemental Executive Retirement Benefits Plan
The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable and determinable at retirement based upon a percentage of the participant’s historical compensation. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. The Company recorded net periodic benefit costs associated with the SERP of $401, $317, and $414 in fiscal 2021, 2020, and 2019, respectively. The Company expects to make payments of approximately $800 under the SERP in fiscal 2022 and 2023, and approximately $200 in fiscal 2024.
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $334, $189, and $400 of expense associated with this plan in fiscal 2021, 2020, and 2019, respectively.
Qualified Defined Benefit Retirement Plan
The Company has a qualified defined benefit retirement plan that provides benefits to certain hourly employees at retirement. These employees did not participate in the Retirement Savings Plan. The benefits are based on length of service and date of retirement. The plan accruals were frozen as of April 16, 2018, and employees are permitted to participate in the Retirement Savings Plan, following that date. The Company recorded net periodic cost (benefits) associated with this plan of $46, $(116), and $(34) in fiscal 2021, 2020, and 2019, respectively
Retiree Health Care Benefits
The Company provides health care benefits, through third-party policies, to eligible retired employees who pay a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are partially subsidized by the Company. Additionally, in conjunction with a fiscal 1998 acquisition, the Company assumed the obligation for a post-retirement medical benefit plan which provides health care benefits to eligible retired employees at no cost to the individual. The Company recorded net periodic benefits associated with these plans of $161, $257, and $418 in fiscal 2021, 2020, and 2019, respectively.
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
Recently Issued Accounting Guidance
In December 2019, the FASB issued its final standard on simplifying the accounting for income taxes. This standard, issued as ASU 2019-12, makes a number of changes meant to add or clarify guidance on accounting for income taxes. This update is effective for annual and interim financial statement periods beginning after December 15, 2020, with early adoption permitted in any interim period for which financial statements have not yet been filed. The Company has determined that this pronouncement will not have a material impact on its financial statements and related disclosures.

NOTE 2: REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the years ended June 30, 2021, 2020 and 2019. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Year Ended June 30, 2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,768,965	$1,013,894	$2,782,859
Canada	255,360	—	255,360
Other countries	175,208	22,492	197,700
Total	$2,199,533	$1,036,386	$3,235,919

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,833,275	$986,125	$2,819,400
Canada	248,610	—	248,610
Other countries	160,064	17,578	177,642
Total	$2,241,949	$1,003,703	$3,245,652

	Year Ended June 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$2,009,479	$1,007,280	$3,016,759
Canada	271,305	—	271,305
Other countries	172,121	12,554	184,675
Total	$2,452,905	$1,019,834	$3,472,739
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the years ended June 30, 2021, 2020, and 2019:

	Year Ended June 30, 2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.8%	40.0%	37.2%
Industrial Machinery	9.8%	26.8%	15.2%
Food	13.5%	2.9%	10.1%
Metals	10.5%	6.8%	9.3%
Forest Products	10.7%	2.9%	8.2%
Chem/Petrochem	3.3%	13.6%	6.6%
Cement & Aggregate	7.9%	1.1%	5.7%
Transportation	4.6%	4.8%	4.7%
Oil & Gas	3.9%	1.1%	3.0%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.0%	41.2%	36.8%
Industrial Machinery	9.7%	24.4%	14.3%
Food	12.2%	3.1%	9.4%
Metals	11.1%	7.2%	9.9%
Forest Products	9.3%	3.7%	7.6%
Chem/Petrochem	3.3%	13.4%	6.4%
Cement & Aggregate	7.3%	1.0%	5.4%
Transportation	4.6%	4.4%	4.5%
Oil & Gas	7.5%	1.6%	5.7%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	33.7%	43.0%	36.3%
Industrial Machinery	10.4%	21.8%	13.8%
Food	10.6%	2.7%	8.3%
Metals	12.6%	9.4%	11.6%
Forest Products	8.0%	3.1%	6.6%
Chem/Petrochem	3.1%	13.8%	6.3%
Cement & Aggregate	6.7%	1.0%	5.0%
Transportation	4.8%	3.1%	4.3%
Oil & Gas	10.1%	2.1%	7.8%
Total	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the years ended June 30, 2021, 2020, and 2019:

	Year Ended June 30, 2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.3%	7.5%	27.8%
Fluid Power	13.2%	38.0%	21.2%
Bearings, Linear & Seals	29.0%	0.4%	19.8%
General Maintenance; Hose Products	20.5%	16.9%	19.3%
Specialty Flow Control	—%	37.2%	11.9%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	35.4%	9.5%	27.4%
Fluid Power	13.4%	39.0%	21.3%
Bearings, Linear & Seals	26.6%	0.3%	18.5%
General Maintenance; Hose Products	24.6%	11.7%	20.6%
Specialty Flow Control	—%	39.5%	12.2%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2019
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	33.9%	1.6%	24.4%
Fluid Power	13.5%	39.4%	21.1%
Bearings, Linear & Seals	27.5%	0.3%	19.5%
General Maintenance; Hose Products	25.1%	5.3%	19.3%
Specialty Flow Control	—%	53.4%	15.7%
Total	100.0%	100.0%	100.0%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the consolidated balance sheet, is as follows:

	June 30, 2021	June 30, 2020	$ Change	% Change
Contract assets	$15,178	$8,435	$6,743	79.9%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.
NOTE 3: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2021 Acquisitions
On December 31, 2020, the Company acquired 100% of the outstanding shares of Gibson Engineering (Gibson), a Norwood, Massachusetts provider of automation products, services, and engineered solutions focused on machine vision, motion control, mobile and collaborative robotic solutions, intelligent sensors, and other related equipment. Gibson is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $15,450, net tangible assets acquired were $1,030, and intangible assets including goodwill were $14,420 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,938 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2021, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

On October 5, 2020, the Company acquired substantially all of the net assets of Advanced Control Solutions (ACS), which operates four locations in Georgia, Tennessee and Alabama. ACS is a provider of automation products, services, and engineered solutions focused on machine vision equipment and software, mobile and collaborative robotic solutions, intelligent sensors, logic controllers, and other related equipment. ACS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $17,867, net tangible assets acquired were $1,210, and intangible assets including goodwill were $16,657 based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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
Fiscal 2019 Acquisitions
On March 4, 2019, the Company acquired substantially all of the net assets of MilRoc Distribution (MilRoc) and Woodward Steel (Woodward). MilRoc is an Oklahoma based distributor of oilfield specific products, namely pumps and valves, as well as equipment repair services and industrial parts to the oil & gas industry. Woodward is an Oklahoma based steel supplier to the oil & gas and agriculture industries. MilRoc and Woodward are both included in the Service Center Based Distribution segment. The purchase price for the acquisition was $35,000, net tangible assets acquired were $17,788, and intangible assets including goodwill was $17,212 based upon estimated fair values at the acquisition date. The purchase price includes $4,375 of acquisition holdback payments, of which $1,244 and $1,666 were paid during fiscal 2021 and 2020, respectively. The remaining balance of $1,465 is included in other current liabilities on the consolidated balance sheet as of June 30, 2021, and which will be paid on the third anniversary of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 2, 2018, the Company acquired substantially all of the net assets of Fluid Power Sales, Inc. (FPS), a Baldwinsville, New York based manufacturer and distributor of fluid power components, specializing in the engineering and fabrication of manifolds and power units. FPS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,066, net tangible assets acquired were $4,151, and goodwill was $3,915 based upon estimated fair values at the acquisition date. The purchase price included $1,200 of acquisition holdback payments, of which $600 was paid during fiscal years 2021 and 2020. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Holdback Liabilities for Acquisitions
Acquisition holdback payments of approximately $2,569 and $969 will be made in fiscal 2022 and 2023, respectively. The related liabilities for these payments are recorded in the consolidated balance sheets in other current liabilities for the amounts due in fiscal year 2022 and other liabilities for the amounts due in fiscal year 2023.
NOTE 4: INVENTORIES
Inventories consist of the following:

June 30,	2021	2020
U.S. inventories at average cost	$387,456	$431,866
Foreign inventories at average cost	126,945	112,795
	514,401	544,661
Less: Excess of average cost over LIFO cost for U.S. inventories	151,854	155,511
Inventories on consolidated balance sheets	$362,547	$389,150
The overall impact of LIFO layer liquidations increased gross profit by $3,895, $1,990, and $112 in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

NOTE 5: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the years ended June 30, 2021 and 2020 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2019	$213,634	$448,357	$661,991
Goodwill adjusted/acquired during the year	(3,393)	14,667	11,274
Impairment	—	(131,000)	(131,000)
Other, primarily currency translation	(1,671)	—	(1,671)
Balance at June 30, 2020	208,570	332,024	540,594
Goodwill acquired during the year	—	15,757	15,757
Other, primarily currency translation	3,726	—	3,726
Balance at June 30, 2021	$212,296	$347,781	$560,077
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2021.  The Company concluded that seven (7) of the reporting units’ fair values exceeded their carrying amounts by at least 25% as of January 1, 2021. The fair value of the final reporting unit, which is comprised of the FCX Performance Inc. (FCX) operations, exceeded its carrying value by 14%. The FCX reporting unit has a goodwill balance of $309,012 as of June 30, 2021.
The Company had eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2020. The Company concluded that seven (7) of the reporting units’ fair values exceeded their carrying amounts by at least 10% as of January 1, 2020. Specifically, the Canada reporting unit's fair value exceeded its carrying value by 12%, and the Mexico reporting unit's fair value exceeded its carrying value by 14%. The carrying value of the final reporting unit, which is comprised of the FCX operations, exceeded the fair value, resulting in goodwill impairment of $131,000. The non-cash impairment charge was the result of the overall decline in the industrial economy, specifically slower demand in FCX's end markets, which led to reduced spending by customers and reduced revenue expectations.
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

At June 30, 2021 and 2020, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Fluid Power & Flow Control segment.
The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2021	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$353,028	$143,862	$209,166
Trade names	104,780	37,626	67,154
Vendor relationships	11,469	9,859	1,610
Other	2,070	372	1,698
Total Intangibles	$471,347	$191,719	$279,628

June 30, 2020	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$426,017	$162,965	$263,052
Trade names	111,453	34,815	76,638
Vendor relationships	11,329	8,934	2,395
Other	2,078	948	1,130
Total Intangibles	$550,877	$207,662	$343,215
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During fiscal 2021, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$10,390	20.0
Trade names	3,840	15.0
Other	1,090	5.9
Total Intangibles Acquired	$15,320	17.7
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the prolonged economic downturn in these end markets, the Company determined during the second quarter of fiscal 2021 that certain carrying values may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45,033, which was recorded during the second quarter of fiscal 2021, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA, and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $1,983 and $2,512, respectively, which were recorded during the second quarter of fiscal 2021. Sustained significant softness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
Amortization of identifiable intangibles totaled $34,365, $41,553 and $41,883 in fiscal 2021, 2020 and 2019, respectively, and is included in selling, distribution and administrative expense in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2021 is estimated to be $31,400 for 2022, $29,500 for 2023, $25,800 for 2024, $23,600 for 2025 and $21,900 for 2026.

NOTE 6: DEBT
A summary of long-term debt, including the current portion, follows:

June 30,	2021	2020
Term Loan	$550,250	$589,250
Trade receivable securitization facility	188,300	175,000
Series C Notes	40,000	120,000
Series D Notes	25,000	25,000
Series E Notes	25,000	25,000
Other	846	1,026
Total debt	$829,396	$935,276
Less: unamortized debt issuance costs	1,016	1,487
	$828,380	$933,789
Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver as of June 30, 2021 and June 30, 2020. Unused lines under this facility, net of outstanding letters of credit of $200 and $1,873, respectively, to secure certain insurance obligations, totaled $249,800 and $248,127 at June 30, 2021 and June 30, 2020, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.88% and 1.94% as of June 30, 2021 and June 30, 2020, respectively.
Additionally, the Company had letters of credit outstanding with a separate bank, not associated with the revolving credit agreement, in the amount of $4,540 and $4,475 as of June 30, 2021 and June 30, 2020, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the drawn fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of June 30, 2021 and June 30, 2020 was 1.20% and 1.07%, respectively. The termination date of the AR Securitization is now March 26, 2024.
Unsecured Shelf Facility
At June 30, 2021 and June 30, 2020, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90,000 and $170,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes, which had an original principal amount of $120,000, carry a fixed interest rate of 3.19%. During Fiscal 2021, two principal payments of $40,000 each were made on the "Series C" notes and the remaining balance of $40,000 is due in July 2022. The "Series D" notes have a remaining principal amount of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The "Series E" notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
Other Long-Term Borrowing
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, maturing in May 2024.

The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2022	$44,118
2023	546,622
2024	213,551
2025	25,105
Covenants
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2021, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2021, the Company's net indebtedness was less than 2.5 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2021.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The new pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converts $420,000 of variable rate debt to a rate of 3.38% as of June 30, 2021. The interest rate swap converted $431,000 of variable rate debt to a rate of 4.36% as of June 30, 2020. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $14,346 and $26,179 as of June 30, 2021 and June 30, 2020, respectively, which is included in other current liabilities and other liabilities in the consolidated balance sheet. Amounts reclassified from other comprehensive income (loss), before tax to interest expense, net totaled $11,553 and $4,638 for the years ended June 30, 2021 and 2020, respectively.

NOTE 8: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2021 and June 30, 2020 totaled $16,844 and $12,259, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2021, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the term loan contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).
NOTE 9: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2021	2020	2019
U.S.	$152,202	$36,161	$204,462
Foreign	24,860	19,075	(9,981)
Income before income taxes	$177,062	$55,236	$194,481
Provision
The provision (benefit) for income taxes consists of:

Year Ended June 30,	2021	2020	2019
Current:
Federal	$46,685	$31,149	$34,437
State and local	11,035	7,580	7,965
Foreign	5,665	5,757	5,718
Total current	63,385	44,486	48,120
Deferred:
Federal	(24,168)	(8,594)	6,265
State and local	(4,740)	(3,098)	1,947
Foreign	(2,172)	(1,600)	(5,844)
Total deferred	(31,080)	(13,292)	2,368
Total	$32,305	$31,194	$50,488
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

Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2021	2020	2019
Statutory income tax rate	21.0%	21.0%	21.0%
Effects of:
State and local taxes	3.2	6.4	4.4
U.S. federal tax reform/CARES Act NOL carryback	—	(1.8)	(0.3)
Goodwill impairment	—	31.4	—
Stock compensation	(2.5)	(1.3)	(0.5)
GILTI/FDII	0.1	3.6	0.7
R & D credit	(1.5)	(1.2)	(0.4)
U.S. tax on foreign income, net	(0.5)	(3.1)	0.5
Impact of foreign operations	—	1.6	(0.6)
Non-deductibles/Deductible dividend	—	0.6	0.4
Interest deduction	(1.1)	(4.0)	(1.2)
Valuation allowance	0.1	2.6	2.9
Other, net	(0.6)	0.7	(0.9)
Effective income tax rate	18.2%	56.5%	26.0%
Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2021	2020
Deferred tax assets:
Compensation liabilities not currently deductible	$17,436	$17,252
Other expenses and reserves not currently deductible	18,676	15,272
Leases	23,126	24,016
Net operating loss carryforwards	9,262	8,859
Hedging instrument	2,794	6,406
Other	799	757
Total deferred tax assets	$72,093	$72,562
Less: Valuation allowance	(8,542)	(7,494)
Deferred tax assets, net of valuation allowance	$63,551	$65,068
Deferred tax liabilities:
Inventories	$(9,215)	$(8,284)
Goodwill and intangibles	(38,534)	(58,506)
Leases	(22,475)	(23,407)
Depreciation and differences in property bases	(6,214)	(13,018)
Total deferred tax liabilities	(76,438)	(103,215)
Net deferred tax liabilities	$(12,887)	$(38,147)
Net deferred tax liabilities are classified as follows:
Other assets	$6,373	$4,749
Other liabilities	(19,260)	(42,896)
Net deferred tax liabilities	$(12,887)	$(38,147)
As of June 30, 2021 and 2020, the Company had foreign net operating loss carryforwards of approximately $35,415 and $29,584, respectively, the tax benefit of which is approximately $8,445 and $7,929, respectively. These loss carryforwards will expire at various dates beginning in 2033. Also, as of June 30, 2021 and 2020, the Company had state net operating loss carryforwards, the tax benefit of which is approximately $1,034 and $1,177 respectively, which will expire at various dates beginning in 2027.

Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future income levels. During the years ended June 30, 2021 and 2020, the Company recorded a valuation allowance of $267 and $2,124, respectively, related to certain deferred tax assets in Canada due to the uncertainty in realizing these net deferred tax assets. The total valuation allowance provided against the deferred tax assets in Canada is $8,498 and $7,450 as of June 30, 2021 and 2020, respectively.
As of June 30, 2021, the Company had accumulated undistributed earnings of non-U.S. subsidiaries of approximately $121,463. The vast majority of such earnings have previously been subjected to the one-time transition tax or the Global Intangible Low Taxed Income ("GILTI") inclusion. Therefore, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2021, 2020, and 2019:

Year Ended June 30,	2021	2020	2019
Unrecognized Income Tax Benefits at beginning of the year	$4,955	$4,979	$3,988
Current year tax positions	285	105	105
Prior year tax positions	620	177	1,151
Expirations of statutes of limitations	(630)	(306)	(265)
Unrecognized Income Tax Benefits at end of year	$5,230	$4,955	$4,979
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. During 2021, 2020, and 2019, the Company recognized $144, $256, and $161 of expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $1,238, $1,094, and $838 as of June 30, 2021, 2020, and 2019, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months. Included in the balance of unrecognized income tax benefits at June 30, 2021, 2020, and 2019 are $4,986, $4,708, and $4,701 respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to U.S. federal income tax examinations for the tax years 2018 through 2021 and to state and local income tax examinations for the tax years 2015 through 2021. In addition, the Company is subject to foreign income tax examinations for the tax years 2014 through 2021.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year, or as a reduction of a deferred tax asset.

NOTE 10: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2021, 128 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss for the years ended June 30, 2021, 2020, and 2019, are comprised of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Unrealized gain (loss) on securities available for sale	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at July 1, 2018	$(87,974)	$50	$(2,299)	$—	$(90,223)
Other comprehensive income (loss)	1,644	—	(327)	(10,887)	(9,570)
Amounts reclassified from accumulated other comprehensive loss	—	—	(226)	183	(43)
Cumulative effect of adopting accounting standards	—	(50)	—	—	(50)
Net current-period other comprehensive income (loss)	1,644	(50)	(553)	(10,704)	(9,663)
Balance at June 30, 2019	(86,330)	—	(2,852)	(10,704)	(99,886)
Other comprehensive loss	(18,764)	—	(1,662)	(12,572)	(32,998)
Amounts reclassified from accumulated other comprehensive loss	—	—	(50)	3,504	3,454
Net current-period other comprehensive loss	(18,764)	—	(1,712)	(9,068)	(29,544)
Balance at June 30, 2020	(105,094)	—	(4,564)	(19,772)	(129,430)
Other comprehensive income	24,256	—	687	2,480	27,423
Amounts reclassified from accumulated other comprehensive loss	—	—	204	8,711	8,915
Net current-period other comprehensive income	24,256	—	891	11,191	36,338
Balance at June 30, 2021	$(80,838)	$—	$(3,673)	$(8,581)	$(93,092)

Other Comprehensive Loss
Details of other comprehensive loss are as follows:

Year Ended June 30,	2021			2020			2019
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$24,352	$96	$24,256	$(18,499)	$265	$(18,764)	$2,021	$377	$1,644
Post-employment benefits:
Actuarial gain (loss) on re-measurement	903	216	687	(2,192)	(530)	(1,662)	(372)	(45)	(327)
Reclassification of actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	270	66	204	(66)	(16)	(50)	(306)	(80)	(226)
Unrealized gain (loss) on cash flow hedge	3,250	770	2,480	(16,615)	(4,043)	(12,572)	(14,446)	(3,559)	(10,887)
Reclassification of interest from cash flow hedge into interest expense	11,553	2,842	8,711	4,638	1,134	3,504	244	61	183
Cumulative effect of adopting accounting standard	—	—	—	—	—	—	(50)	—	(50)
Other comprehensive loss	$40,328	$3,990	$36,338	$(32,734)	$(3,190)	$(29,544)	$(12,909)	$(3,246)	$(9,663)
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
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2021	2020	2019
Net Income	$144,757	$24,042	$143,993
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	38,758	38,658	38,670
Dilutive effect of potential common shares	538	341	490
Weighted-average common shares outstanding for dilutive computation	39,296	38,999	39,160
Net Income Per Share — Basic	$3.73	$0.62	$3.72
Net Income Per Share — Diluted	$3.68	$0.62	$3.68
Stock awards relating to 234, 726 and 226 shares of common stock were outstanding at June 30, 2021, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.

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

Year Ended June 30,	2021	2020	2019
SARs and options	$2,526	$2,954	$2,440
Performance shares	2,494	854	2,082
Restricted stock and RSUs	3,960	3,146	2,391
Total compensation costs under award programs	$8,980	$6,954	$6,913
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $6,649, $2,189 and $2,709 for fiscal years 2021, 2020 and 2019, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2021 is summarized in the table below:

June 30,	2021	Average Expected Period of Expected Recognition (Years)
SARs and options	$2,848	2.1
Performance shares	5,172	1.7
Restricted stock and RSUs	5,352	2.5
Total unrecognized compensation costs under award programs	$13,372	2.1
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.1 years. The aggregate number of shares of common stock which may be awarded under the 2019 Plan is 2,250; shares available for future grants at June 30, 2021 were 2,009.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs and stock option grants issued in fiscal 2021, 2020 and 2019 are:

	2021	2020	2019
Expected life, in years	7.0	6.2	6.0
Risk free interest rate	0.5%	1.6%	2.8%
Dividend yield	1.9%	2.3%	1.8%
Volatility	32.0%	23.7%	22.5%
Per share fair value of SARs granted during the year	$17.97	$10.12	$16.15
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
A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2021
(Shares in thousands)
Outstanding, beginning of year	1,620	$51.07
Granted	68	69.05
Exercised	(527)	43.16
Forfeited	(3)	59.18
Outstanding, end of year	1,158	$55.70
Exercisable at end of year	728	$52.59
Expected to vest at end of year	1,152	$55.69
The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2021 were 6.3, 5.4, and 6.3 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2021 were $40,928 $27,988, and $40,742, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2021, 2020, and 2019 was $21,189, $3,460, and $3,363, respectively.
The total fair value of shares vested during fiscal 2021, 2020, and 2019 was $2,880, $2,285, and $1,846, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the Committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of non-vested performance shares activity at June 30, 2021 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2021
(Shares in thousands)
Non-vested, beginning of year	56	$54.62
Awarded	46	53.53
Vested	(37)	51.50
Non-vested, end of year	65	$55.64
The Committee set three one-year goals for each of the 2021, 2020, and 2019 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. For the outstanding grants as of June 30, 2021, the maximum number of shares that could be earned in future periods was 97.

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
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2021 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2021
(Share amounts in thousands)
Non-vested, beginning of year	130	$59.91
Granted	94	71.28
Forfeitures	(2)	70.85
Vested	(45)	60.86
Non-vested, end of year	177	$65.57

NOTE 12: LEASES
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the statements of consolidated income. Operating lease costs and short-term lease costs were $31,778 and $9,929, respectively, for the year ended June 30, 2021 and $33,152 and $10,581,respectively, for the year ended June 30, 2020. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

June 30,	2021	2020
Operating lease assets, net	$87,111	$90,636

Operating lease liabilities
Other current liabilities	$27,359	$27,231
Other liabilities	64,248	67,926
Total operating lease liabilities	$91,607	$95,157

June 30,	2021	2020
Weighted average remaining lease term (years)	5.6	3.6
Weighted average incremental borrowing rate	3.26%	3.45%

Year Ended June 30,	2021	2020
Cash paid for operating leases	$33,695	$34,642
Right of use assets obtained in exchange for new operating lease liabilities	$25,556	$39,136

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2022	$29,853
2023	22,982
2024	17,896
2025	10,462
2026	6,547
Thereafter	11,410
Total lease payments	99,150
Less interest	7,543
Present value of lease liabilities	$91,607

The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,100 in 2021, $2,500 in 2020, and $2,400 in 2019.
NOTE 13: SEGMENT INFORMATION
The Company's reportable segments are: Service Center Based Distribution and Fluid Power & Flow Control. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center Based Distribution segment operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of motion control infrastructure and production equipment. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment. The Fluid Power & Flow Control segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, and engineered flow control products and services. This segment also includes our operations that focus on advanced automation solutions including machine vision, robotics, motion control, and smart technologies.
The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment of $31,615, $29,582, and $28,677, in 2021, 2020, and 2019, respectively, have been eliminated in the following table.

Segment Financial Information

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Year Ended June 30, 2021
Net sales	$2,199,533	$1,036,386	$3,235,919
Operating income for reportable segments	225,206	121,782	346,988
Assets used in the business	1,332,720	939,087	2,271,807
Depreciation and amortization of property	17,155	3,625	20,780
Capital expenditures	13,735	2,117	15,852
Year Ended June 30, 2020
Net sales	$2,241,949	$1,003,703	$3,245,652
Operating income for reportable segments	211,667	109,847	321,514
Assets used in the business	1,314,011	969,540	2,283,551
Depreciation and amortization of property	17,133	4,063	21,196
Capital expenditures	17,063	3,052	20,115
Year Ended June 30, 2019
Net sales	$2,452,905	$1,019,834	$3,472,739
Operating income for reportable segments	254,954	112,117	367,071
Assets used in the business	1,265,093	1,066,604	2,331,697
Depreciation and amortization of property	15,982	4,254	20,236
Capital expenditures	16,475	2,495	18,970
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2021	2020	2019
Operating income for reportable segments	$346,988	$321,514	$367,071
Adjustments for:
Intangible amortization — Service Center Based Distribution	5,426	12,385	13,639
Intangible amortization — Fluid Power & Flow Control	28,938	29,168	28,244
Impairment — Service Center Based Distribution	49,528	—	31,594
Goodwill Impairment — Fluid Power & Flow Control	—	131,000	—
Corporate and other expense, net	57,642	59,972	59,806
Total operating income	205,454	88,989	233,788
Interest expense, net	30,592	36,535	40,188
Other income, net	(2,200)	(2,782)	(881)
Income before income taxes	$177,062	$55,236	$194,481
Fluctuations in corporate and other expense, net, are due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support and other items.

Geographic Information
Long-lived assets are based on physical locations and are comprised of the net book value of property and right of use assets. Information by geographic area is as follows:

June 30,	2021	2020	2019
Long-Lived Assets:
United States	$173,335	$185,475	$112,812
Canada	21,458	20,575	8,871
Other Countries	7,907	6,487	2,619
Total	$202,700	$212,537	$124,302
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
NOTE 15: OTHER INCOME, NET
Other income, net, consists of the following:

Year Ended June 30,	2021	2020	2019
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(4,048)	$(458)	$(689)
Foreign currency transaction losses (gains)	2,091	(2,463)	334
Net other periodic post-employment costs (benefits)	283	(120)	(85)
Life insurance (income) expense, net	(296)	233	(479)
Other, net	(230)	26	38
Total other income, net	$(2,200)	$(2,782)	$(881)
NOTE 16: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2021 through the date the financial statements were issued.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2021.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 17, 2021

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated August 17, 2021, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard related to leases.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 17, 2021

ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 26, 2021, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Information about our Executive Officers.”
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

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 26, 2021, under the captions “Executive Compensation” and “Compensation Committee Report.”

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
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2021.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,151,872	$55.69	*
Equity compensation plans not approved by security holders	—	—	—
Total	1,151,872	$55.69	*
*    The 2019 Long-Term Performance Plan was adopted in October 2019 to replace the 2015 Long-Term Performance Plan and, similarly, the 2015 Long-Term Performance Plan replaced the 2011 Long-Term Performance Plan. Stock options, stock appreciation rights, and other awards remain outstanding under the 2011 and 2015 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2019 Long-Term Performance Plan at June 30, 2021 was 2,009,333.
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 26, 2021, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 26, 2021, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 26, 2021, under the caption “Item 3 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2021, 2020, and 2019

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2021, 2020, and 2019

•	Consolidated Balance Sheets at June 30, 2021 and 2020

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2021, 2020, and 2019

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2021, 2020, and 2019

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2021, 2020, and 2019

•	Supplementary Data:
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

4.3
Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement dated as of March 26, 2021 between Applied Industrial Technologies, Inc. and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and certain of its affiliates (filed as Exhibit 4.3 to Applied's Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.4
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Amended and Restated Note Purchase and Private Shelf Agreement, between Applied Industrial Technologies, Inc. and PGIM, Inc. (filed as Exhibit 10.1 to Applied's Form 8-K filed July 2, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.5
Credit Agreement dated as of January 31, 2018, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 10.1 to Applied's Form 8-K filed February 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.6
First Amendment to Credit Agreement dated as of March 26, 2021, among Applied Industrial Technologies, Inc., Key Bank National Association as Agent, and various financial institutions (filed as Exhibit 4.6 to Applied's Form 10-Q for the quarter ended March 31,2021, SEC File No. 1-2299, and incorporated here by reference) .

4.7
Receivables Financing Agreement dated as of August 31, 2018, among AIT Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, Applied Industrial Technologies, Inc., as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders (filed as Exhibit 10.1 to Applied's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.8
Amendment No. 1 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty dated as of March 26, 2021 among AIT Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, Applied Industrial Technologies, Inc., as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders (filed as Exhibit 10.2 to Applied's Form 8-K filed March 29, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.9
Purchase and Sale Agreement dated as of August 31, 2018 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to Applied's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.10
Amendment No. 1 to Purchase and Sale Agreement dated as of November 19, 2018 among Applied Industrial Technologies, Inc. and various of its affiliates, as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer(filed as Exhibit 4.10 to Applied's Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.11
Amendment No. 2 to Purchase and Sale Agreement dated as of March 26, 2021, among various entities listed on Schedule 1 thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc, as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to Applied's Form 8-K filed March 29, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.12	Description of Applied's securities (filed as Exhibit 4.7 to Applied's Form 10-K for the year ended June 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.1	A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 26, 2021 under the caption “Director Compensation.”

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

*10.7
2015 Long-Term Performance Plan (filed as Appendix to Applied's proxy statement for the annual meeting of shareholders held on October 27, 2015, SEC File No. 1-2299, and incorporated here by reference).

*10.8	2019 Long-Term Performance Plan, amended and restated (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2019, SEC File No. 1-2299, and incorporated here by reference).

*10.9	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K filed November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.10	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.11
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2020 revision) (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.12	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Performance Shares Terms and Conditions (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.14	Management Incentive Plan General Terms (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.1 to Applied's Form 8-K filed August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.16
Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2018, SEC File No. 1-2299, and incorporated here by reference).

*10.17
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

*10.19
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

*10.24
First Amendment to Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.5 to Applied's 10-Q for the quarter ended September 30, 2020 SEC File No. 1-2299, and incorporated here by reference.)

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

21	Applied’s subsidiaries at June 30, 2021.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

101	The following financial information from Applied Industrial Technologies, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Income, (ii) the Statements of Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Shareholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2021, 2020, AND 2019
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2021
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$13,661	$6,540	$—		$3,746	(B)	$16,455
Returns reserve	9,883	—	(111)	(A)	—		9,772
	$23,544	$6,540	$(111)		$3,746		$26,227
Year Ended June 30, 2020
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$10,498	$14,055	$—		$10,892	(B)	$13,661
Returns reserve	7,265	—	2,618	(A)	—		9,883
	$17,763	$14,055	$2,618		$10,892		$23,544
Year Ended June 30, 2019
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$10,964	$4,058	$—		$4,524	(B)	$10,498
Returns reserve	2,602	738	3,925	(A)	—		7,265
	$13,566	$4,796	$3,925		$4,524		$17,763
(A)Amounts in the years ending June 30, 2021, 2020 and 2019 represent reserves recorded for the return of merchandise by customers. The Company adopted ASC 606 - Revenue from Contracts with Customers effective July 1, 2018 which requires the Company's sales returns reserve to be established at the gross sales value with an asset established for the value of the expected product to be returned.
(B)Amounts represent uncollectible accounts charged off.

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
Date: August 17, 2021

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
Date: August 17, 2021