Form 10-Q
period 2021-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2021-10-28
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2021

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

There were 38,457,425 (no par value) shares of common stock outstanding on October 15, 2021.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2021	2020
Net sales	$891,681	$747,807
Cost of sales	636,341	532,026
Gross profit	255,340	215,781
Selling, distribution and administrative expense, including depreciation	180,726	163,473
Operating income	74,614	52,308
Interest expense, net	7,390	7,653
Other income, net	(312)	(177)
Income before income taxes	67,536	44,832
Income tax expense	14,567	10,048
Net income	$52,969	$34,784
Net income per share - basic	$1.38	$0.90
Net income per share - diluted	$1.36	$0.89
Weighted average common shares outstanding for basic computation	38,502	38,722
Dilutive effect of potential common shares	582	366
Weighted average common shares outstanding for diluted computation	39,084	39,088
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2021	2020
Net income per the condensed statements of consolidated income	$52,969	$34,784

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(7,182)	5,554
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other income, net and included in net periodic pension costs	75	68
Unrealized gain (loss) on cash flow hedge	596	(17)
Reclassification of interest from cash flow hedge into interest expense	2,585	2,690
Total other comprehensive (loss) income, before tax	(3,926)	8,295
Income tax expense related to items of other comprehensive (loss) income	805	786
Other comprehensive (loss) income, net of tax	(4,731)	7,509
Comprehensive income, net of tax	$48,238	$42,293
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$247,313	$257,745
Accounts receivable, net	530,824	516,322
Inventories	377,978	362,547
Other current assets	54,452	59,961
Total current assets	1,210,567	1,196,575
Property, less accumulated depreciation of $208,991 and $204,326	113,813	115,589
Operating lease assets, net	94,476	87,111
Identifiable intangibles, net	274,410	279,628
Goodwill	562,791	560,077
Other assets	47,123	32,827
TOTAL ASSETS	$2,303,180	$2,271,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$210,987	$208,162
Current portion of long-term debt	88,401	43,525
Compensation and related benefits	65,509	77,657
Other current liabilities	101,930	98,356
Total current liabilities	466,827	427,700
Long-term debt	730,307	784,855
Other liabilities	129,476	126,706
TOTAL LIABILITIES	1,326,610	1,339,261
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	179,574	177,014
Retained earnings	1,347,375	1,294,413
Treasury shares—at cost (15,756 and 15,697 shares, respectively)	(462,556)	(455,789)
Accumulated other comprehensive loss	(97,823)	(93,092)
TOTAL SHAREHOLDERS’ EQUITY	976,570	932,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,303,180	$2,271,807
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$52,969	$34,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	5,427	5,352
Amortization of intangibles	8,121	9,726
Amortization of stock options and appreciation rights	1,907	693
Other share-based compensation expense	1,563	677
Changes in operating assets and liabilities, net of acquisitions	(20,404)	24,559
Other, net	(941)	6,051
Net Cash provided by Operating Activities	48,642	81,842
Cash Flows from Investing Activities
Net cash paid for acquisitions, net of cash acquired	(7,094)	—
Cash payments for loans on company-owned life insurance	(14,835)	—
Capital expenditures	(3,621)	(3,597)
Proceeds from property sales	48	193
Net Cash used in Investing Activities	(25,502)	(3,404)
Cash Flows from Financing Activities
Long-term debt repayments	(9,811)	(62,450)
Purchases of treasury shares	(6,537)	—
Interest rate swap settlement payments	(1,644)	—
Dividends paid	(12,712)	(12,415)
Acquisition holdback payments	(135)	(521)
Taxes paid for shares withheld for equity awards	(1,141)	(1,797)
Net Cash used in Financing Activities	(31,980)	(77,183)
Effect of Exchange Rate Changes on Cash	(1,592)	1,254
(Decrease) Increase in Cash and Cash Equivalents	(10,432)	2,509
Cash and Cash Equivalents at Beginning of Period	257,745	268,551
Cash and Cash Equivalents at End of Period	$247,313	$271,060
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended September 30, 2021	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2021	38,516	$10,000	$177,014	$1,294,413	$(455,789)	$(93,092)	$932,546
Net income				52,969			52,969
Other comprehensive loss						(4,731)	(4,731)
Cash dividends — $0.33 per share				—			—
Purchases of common stock for treasury	(77)				(6,537)		(6,537)
Treasury shares issued for:
Exercise of stock appreciation rights and options	3		(116)		8		(108)
Performance share awards	5		(222)		(73)		(295)
Restricted stock units	12		(572)		(120)		(692)
Compensation expense — stock appreciation rights and options			1,907				1,907
Other share-based compensation expense			1,563				1,563
Other	(2)			(7)	(45)		(52)
Balance at September 30, 2021	38,457	$10,000	$179,574	$1,347,375	$(462,556)	$(97,823)	$976,570

For the Period Ended September 30, 2020	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2020	38,710	$10,000	$176,492	$1,200,570	$(414,090)	$(129,430)	$843,542
Net income				34,784			34,784
Other comprehensive income						7,509	7,509
Cash dividends — $0.32 per share				(18)			(18)
Treasury shares issued for:
Exercise of stock appreciation rights and options	13		(277)		12		(265)
Performance share awards	22		(985)		(20)		(1,005)
Restricted stock units	15		(593)		96		(497)
Compensation expense — stock appreciation rights and options			693				693
Other share-based compensation expense			677				677
Other				15	(29)		(14)
Balance at September 30, 2020	38,760	$10,000	$176,007	$1,235,351	$(414,031)	$(121,921)	$885,406

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2021, and the results of its operations and its cash flows for the three month periods ended September 30, 2021 and 2020, have been included. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.
Operating results for the three month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2022.
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

2.    REVENUE RECOGNITION

Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three months ended September 30, 2021 and 2020. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended September 30,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$479,164	$285,044	$764,208	$415,242	$228,815	$644,057
Canada	74,566	—	74,566	56,896	—	56,896
Other countries	47,141	5,766	52,907	41,146	5,708	46,854
Total	$600,871	$290,810	$891,681	$513,284	$234,523	$747,807

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.6%	38.9%	35.9%	36.0%	39.4%	37.0%
Industrial Machinery	10.3%	29.0%	16.4%	9.4%	26.7%	14.9%
Metals	11.0%	7.4%	9.9%	10.2%	7.0%	9.2%
Food	12.5%	2.5%	9.3%	14.1%	3.0%	10.7%
Forest Products	10.4%	2.5%	7.8%	10.8%	2.9%	8.3%
Chem/Petrochem	3.4%	13.8%	6.8%	3.5%	13.3%	6.6%
Cement & Aggregate	8.5%	1.1%	6.1%	7.7%	1.1%	5.6%
Oil & Gas	5.2%	1.2%	3.9%	3.6%	1.2%	2.8%
Transportation	4.1%	3.6%	3.9%	4.7%	5.4%	4.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.7%	10.1%	28.7%	37.7%	7.6%	28.3%
Fluid Power	12.7%	37.6%	20.8%	13.1%	39.1%	21.3%
General Maintenance; Hose Products	20.6%	18.8%	20.0%	20.2%	13.8%	18.1%
Bearings, Linear & Seals	29.0%	0.4%	19.7%	29.0%	0.4%	20.0%
Specialty Flow Control	—%	33.1%	10.8%	—%	39.1%	12.3%
Total	100%	100%	100%	100%	100%	100%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	September 30, 2021	June 30, 2021	$ Change	% Change
Contract assets	$14,563	$15,178	$(615)	(4.1)%
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
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois provider of high technology solutions for advanced factory automation. Floody is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,094, net tangible assets acquired were $1,813, and intangible assets including goodwill were $6,281 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,000 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the consolidated balance sheet as of September 30, 2021, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2021 Acquisitions
On December 31, 2020, the Company acquired 100% of the outstanding shares of Gibson Engineering Company (Gibson), a Norwood, Massachusetts provider of automation products, services, and engineered solutions focused on machine vision, motion control, mobile and collaborative robotic solutions, intelligent sensors, and other related equipment. Gibson is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $15,450, net tangible assets acquired were $1,030, and intangible assets including goodwill were $14,420 based upon estimated fair values at the acquisition date. The purchase price includes $1,938 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of September 30, 2021, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On October 5, 2020, the Company acquired substantially all of the net assets of Advanced Control Solutions (ACS), which operates four locations in Georgia, Tennessee, and Alabama. ACS is a provider of automation products, services, and engineered solutions focused on machine vision equipment and software, mobile and collaborative robotic solutions, intelligent sensors, logic controllers, and other related equipment. ACS is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $17,867, net tangible assets acquired were $1,210, and intangible assets including goodwill were $16,657 based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2021 and the three month period ended September 30, 2021 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at June 30, 2020	$208,570	$332,024	$540,594
Goodwill acquired during the year	—	15,757	15,757
Other, primarily currency translation	3,726	—	3,726
Balance at June 30, 2021	212,296	347,781	560,077
Goodwill acquired during the period	—	3,267	3,267
Other, primarily currency translation	(1,018)	465	(553)
Balance at September 30, 2021	$211,278	$351,513	$562,791

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2021.  The Company concluded that seven (7) of the reporting units’ fair values exceeded their carrying amounts by at least 25% as of January 1, 2021. The fair value of the final reporting unit, which is comprised of the FCX Performance Inc. (FCX) operations, exceeded its carrying value by 14%. The FCX reporting unit has a goodwill balance of $309,012 as of September 30, 2021.
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
At September 30, 2021 and June 30, 2021, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Fluid Power & Flow Control segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2021	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$354,332	$149,454	$204,878
Trade names	105,621	39,349	66,272
Vendor relationships	11,414	10,018	1,396
Other	2,321	457	1,864
Total Identifiable Intangibles	$473,688	$199,278	$274,410

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

June 30, 2021	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$353,028	$143,862	$209,166
Trade names	104,780	37,626	67,154
Vendor relationships	11,469	9,859	1,610
Other	2,070	372	1,698
Total Identifiable Intangibles	$471,347	$191,719	$279,628
Fully amortized amounts are written off.
During the three month period ended September 30, 2021, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$1,884	20.0
Trade names	879	15.0
Other	251	6.5
Total Identifiable Intangibles	$3,014	17.4
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2021) for the next five years is as follows: $23,800 for the remainder of 2022, $30,000 for 2023, $26,300 for 2024, $24,100 for 2025, $22,400 for 2026 and $20,600 for 2027.

5.     DEBT

A summary of long-term debt, including the current portion, follows:

	September 30, 2021	June 30, 2021
Term Loan	$540,500	$550,250
Trade receivable securitization facility	188,300	188,300
Series C notes	40,000	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	786	846
Total debt	$819,586	$829,396
Less: unamortized debt issuance costs	878	1,016
	$818,708	$828,380
Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780,000 unsecured term loan and a $250,000 unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver at September 30, 2021 or June 30, 2021. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $249,800 at September 30, 2021 and June 30, 2021, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.88% as of September 30, 2021 and June 30, 2021.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,768 and $4,540 as of September 30, 2021 and June 30, 2021, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of September 30, 2021 and June 30, 2021 was 1.06% and 1.20%, respectively. The termination date of the AR Securitization is March 26, 2024.
Unsecured Shelf Facility
At September 30, 2021 and June 30, 2021, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes had an original principal amount of $120,000, carry a fixed interest rate of 3.19%, and the remaining principal balance is due in July 2022. The "Series D" notes had an original principal amount of $50,000, carry a fixed interest rate of 3.21%, and the remaining principal balance is due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The new pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converted $420,000 of variable rate debt to a rate of 3.38% as of September 30, 2021 and June 30, 2021. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $12,671 and $14,346 as of September 30, 2021 and June 30, 2021, respectively, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive (loss) income, before tax to interest expense, net totaled $2,585 and $2,690 for the three months ended September 30, 2021 and 2020, respectively.

7.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2021 and June 30, 2021 totaled $16,880 and $16,844, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of September 30, 2021 and June 30, 2021, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility, the term loan and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2021	$(80,838)	$(3,673)	$(8,581)	$(93,092)
Other comprehensive (loss) income	(7,188)	—	450	(6,738)
Amounts reclassified from accumulated other comprehensive (loss) income	—	57	1,950	2,007
Net current-period other comprehensive (loss) income	(7,188)	57	2,400	(4,731)
Balance at September 30, 2021	$(88,026)	$(3,616)	$(6,181)	$(97,823)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2020	$(105,094)	$(4,564)	$(19,772)	$(129,430)
Other comprehensive income (loss)	5,439	—	(13)	5,426
Amounts reclassified from accumulated other comprehensive (loss) income	—	51	2,032	2,083
Net current-period other comprehensive income	5,439	51	2,019	7,509
Balance at September 30, 2020	$(99,655)	$(4,513)	$(17,753)	$(121,921)

Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended September 30,
	2021			2020
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(7,182)	$6	$(7,188)	$5,554	$115	$5,439
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other income, net and included in net periodic pension costs	75	18	57	68	17	51
Unrealized gain (loss) on cash flow hedge	596	146	450	(17)	(4)	(13)
Reclassification of interest from cash flow hedge into interest expense	2,585	635	1,950	2,690	658	2,032
Other comprehensive (loss) income	$(3,926)	$805	$(4,731)	$8,295	$786	$7,509

Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2021 and September 30, 2020, stock options and stock appreciation rights related to 109 and 578 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
9.    SEGMENT INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $3,571 and $1,133 in the three months ended September 30, 2021 and 2020, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $8,132 and $7,496, in the three months ended September 30, 2021 and 2020, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
September 30, 2021
Net sales	$600,871	$290,810	$891,681
Operating income for reportable segments	64,653	34,805	99,458
Assets used in business	1,349,654	953,526	2,303,180
Depreciation and amortization of property	4,379	1,048	5,427
Capital expenditures	3,097	524	3,621

September 30, 2020
Net sales	$513,284	$234,523	$747,807
Operating income for reportable segments	49,901	25,861	75,762
Assets used in business	1,283,031	966,222	2,249,253
Depreciation and amortization of property	4,395	957	5,352
Capital expenditures	3,088	509	3,597

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2021	2020
Operating income for reportable segments	$99,458	$75,762
Adjustment for:
Intangible amortization—Service Center Based Distribution	892	2,581
Intangible amortization—Fluid Power & Flow Control	7,229	7,145
Corporate and other expense, net	16,723	13,728
Total operating income	74,614	52,308
Interest expense, net	7,390	7,653
Other income, net	(312)	(177)
Income before income taxes	$67,536	$44,832

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
10.    OTHER INCOME, NET

Other income, net consists of the following:

	Three Months Ended
	September 30,
	2021	2020
Unrealized loss (gain) on assets held in rabbi trust for a non-qualified deferred compensation plan	$91	$(819)
Foreign currency transactions (gain) loss	(567)	416
Net other periodic post-employment benefits	152	71
Life insurance (income) expense, net	(41)	177
Other, net	53	(22)
Total other income, net	$(312)	$(177)

11.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to September 30, 2021 through the date the financial statements were issued.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 5,900 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2022, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 570 facilities.
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
Overview
Consolidated sales for the quarter ended September 30, 2021 increased $143.9 million or 19.2% compared to the prior year quarter, with acquisitions increasing sales by $15.4 million or 2.1% and favorable foreign currency translation of $6.0 million increasing sales by 0.8%. Operating margin was 8.4% of sales for the quarter ended September 30, 2021 compared to 7.0% of sales for the same quarter in the prior year. Net income of $53.0 million increased 52.3% compared to the prior year quarter. The current ratio was 2.6 to 1 at September 30, 2021 and 2.8 to 1 at June 30, 2021.
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
The MCU (total industry) index has decreased while the IP index has increased since June 2021. The MCU for September 2021 was 75.2, which is down from the June 2021 revised reading of 75.6. The ISM PMI registered 61.1 in September, up from the June 2021 reading of 60.6. The indices for the months during the current quarter, along with the indices for the prior fiscal year end, were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2021	75.2	61.1	98.7
August 2021	76.2	59.9	99.4
July 2021	76.3	59.5	99.8
June 2021	75.6	60.6	98.1

The number of Company employees was 5,998 at September 30, 2021, 5,976 at June 30, 2021, and 6,141 at September 30, 2020. The number of operating facilities totaled 570 at September 30, 2021, 568 at June 30, 2021 and 583 at September 30, 2020.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 2021 and 2020
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Decrease
	As a Percent of Net Sales
	2021	2020
Net sales	100.0%	100.0%	19.2%
Gross profit	28.6%	28.9%	18.3%
Selling, distribution & administrative expense	20.3%	21.9%	10.6%
Operating income	8.4%	7.0%	42.6%
Net income	5.9%	4.7%	52.3%
During the quarter ended September 30, 2021, sales increased $143.9 million or 19.2% compared to the prior year quarter, with sales from acquisitions adding $15.4 million or 2.1% and favorable foreign currency translation accounting for an increase of $6.0 million or 0.8%. There were 64 selling days in both the quarters ended September 30, 2021 and September 30, 2020. Excluding the impact of businesses acquired and foreign currency translation, sales were up $122.5 million or 16.3% during the quarter, due to increased demand across key end markets.
The following table shows changes in sales by reportable segment.

Sales by Reportable Segment	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
Service Center Based Distribution	$600.9	$513.3	$87.6	$—	$6.0	$81.6
Fluid Power & Flow Control	290.8	234.5	56.3	15.4	—	40.9
Total	$891.7	$747.8	$143.9	$15.4	$6.0	$122.5
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $87.6 million or 17.1%. Favorable foreign currency translation increased sales by $6.0 million or 1.2%. Excluding the impact of foreign currency translation, sales increased $81.6 million or 15.9%, driven by an increase from operations due to an ongoing end-market recovery, as well as internal sales process initiatives, partially offset by industry-wide supply chain constraints.
Sales from our Fluid Power & Flow Control segment increased $56.3 million or 24.0%. Acquisitions within this segment increased sales by $15.4 million or 6.6%. Excluding the impact of businesses acquired, sales increased $40.9 million or 17.4%, driven by an increase from operations due to strong demand within the technology end market, as well as a ongoing recovery across off-highway mobile, life sciences, chemical, and industrial industries, partially offset by industry-wide supply chain constraints.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2021	2020		Acquisitions
United States	$764.2	$644.1	$120.1	$15.4	$—	$104.7
Canada	74.6	56.9	17.7	—	3.3	14.4
Other countries	52.9	46.8	6.1	—	2.7	3.4
Total	$891.7	$747.8	$143.9	$15.4	$6.0	$122.5
Sales in our U.S. operations were up $120.1 million or 18.7%, as acquisitions added $15.4 million or 2.4%. Excluding the impact of businesses acquired, U.S. sales were up $104.7 million or 16.3%. Sales from our Canadian operations increased

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

$17.7 million or 31.1%. Favorable foreign currency translation increased Canadian sales by $3.3 million or 5.9%. Excluding the impact of foreign currency translation, Canadian sales were up $14.4 million or 25.2%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $6.1 million or 12.9% from the prior year. Favorable foreign currency translation increased other country sales by $2.7 million or 5.8%. Excluding the impact of currency translation, other country sales were up $3.4 million, or 7.1% during the quarter.
Our gross profit margin was 28.6% in the quarter ended September 30, 2021 compared to 28.9% in the prior period. The gross profit margin for the current quarter was negatively impacted by 25 basis points due to a $2.4 million increase in LIFO expense.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

	Three Months Ended September 30,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
SD&A	$180.7	$163.5	$17.2	$4.5	$1.6	$11.1
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 20.3% of sales in the quarter ended September 30, 2021 compared to 21.9% in the prior year quarter. SD&A increased $17.2 million or 10.6% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended September 30, 2021 by $1.6 million or 1.0% compared to the prior year quarter. SD&A from businesses acquired added $4.5 million or 2.8% of SD&A expenses, including $0.4 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $11.1 million or 6.8% during the quarter ended September 30, 2021 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $17.9 million during the quarter ended September 30, 2021, primarily due to cost reduction actions taken by the Company in the prior year in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. All of the temporary cost reductions were reinstated in the second half of fiscal 2021. The increase was offset by a $4.3 million decrease in bad debt expense during the quarter ended September 30, 2021 due to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. All other expenses within SD&A were down $2.5 million.
Operating income increased $22.3 million or 42.6%, and as a percent of sales increased to 8.4% from 7.0% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 10.8% in the current year quarter from 9.7% in the prior year quarter. Operating income as a percentage of sales for the Fluid Power & Flow Control segment increased to 12.0% in the current year quarter from 11.0% in the prior year quarter.
Other income, net was income of $0.3 million for the current year quarter, which included favorable foreign currency transaction gains of $0.6 million, offset by net other periodic benefit costs of $0.2 million and $0.1 million of unrealized losses on investments held by non-qualified deferred compensation trusts. During the prior year quarter, other income, net was income of $0.2 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.8 million, offset by net unfavorable foreign currency transaction losses of $0.4 million and $0.2 million of expense from other items.
The effective income tax rate was 21.6% for the quarter ended September 30, 2021 compared to 22.4% for the quarter ended September 30, 2020. The decrease in the effective tax rate over the prior year is primarily due to discrete adjustments during the quarter ended September 30, 2021. We expect our full year tax rate for fiscal 2022 to be in the 22.0% to 23.0% range.
As a result of the factors addressed above, net income for the quarter ended September 30, 2021 increased $18.2 million or 52.3% compared to the prior year quarter. Net income was $1.36 per share for the quarter ended September 30, 2021 compared to $0.89 per share in the prior year quarter, an increase of 52.8%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2021, we had total debt obligations outstanding of $819.6 million compared to $829.4 million at June 30, 2021. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at September 30, 2021 was $743.7 million, compared to $768.9 million at June 30, 2021. The current ratio was 2.6 to 1 at September 30, 2021 and 2.8 to 1 at June 30, 2021.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2021	2020
Operating Activities	$48,642	$81,842
Investing Activities	(25,502)	(3,404)
Financing Activities	(31,980)	(77,183)
Exchange Rate Effect	(1,592)	1,254
(Decrease) Increase in Cash and Cash Equivalents	$(10,432)	$2,509
The decrease in cash provided by operating activities during the three months ended September 30, 2021 is driven by changes in working capital for the period offset by increased operating results. Changes in cash flows between periods related to working capital were driven by:

Accounts receivable	$(16,294)
Inventory	$(45,237)
Accounts payable	$10,710
Net cash used in investing activities during the three months ended September 30, 2021 decreased from the prior period primarily due to $14.8 million used for payments for loans on company-owned life insurance as well as $7.1 million used for the acquisition of R.R. Floody in the current year period.
Net cash used in financing activities during the three months ended September 30, 2021 decreased from the prior period primarily due to a change in net debt activity, as there was $9.8 million of debt payments in the current year period compared to $62.5 million of debt payments in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 76,658 shares of treasury stock on the open market in the three months ended September 30, 2021 for $6.5 million. During the three months ended September 30, 2020, the Company did not acquire any shares of treasury stock on the open market. At September 30, 2021, we had authorization to repurchase 387,960 shares.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	September 30, 2021	June 30, 2021
Unsecured credit facility	$540,500	$550,250
Trade receivable securitization facility	188,300	188,300
Series C notes	40,000	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	786	846
Total debt	$819,586	$829,396
Less: unamortized debt issuance costs	878	1,016
	$818,708	$828,380
Revolving Credit Facility & Term Loan
In January 2018, the Company refinanced its existing credit facility and entered into a new five-year credit facility with a group of banks expiring in January 2023. This agreement provides for a $780.0 million unsecured term loan and a $250.0 million unsecured revolving credit facility. Fees on this facility range from 0.10% to 0.20% per year based upon the Company's leverage ratio at each quarter end. Borrowings under this agreement carry variable interest rates tied to either LIBOR or prime at the Company's discretion. The Company had no amount outstanding under the revolver at September 30, 2021 or June 30, 2021. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $249.8 million at September 30, 2021 and June 30, 2021, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.88% as of September 30, 2021 and June 30, 2021.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.8 million and $4.5 million as of September 30, 2021 and June 30, 2021, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of September 30, 2021 and June 30, 2021 was 1.06% and 1.20%, respectively. The termination date of the AR Securitization is March 26, 2024.

Other Long-Term Borrowings
At September 30, 2021 and June 30, 2021, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes had an original principal amount of $120,000, carry a fixed interest rate of 3.19%, and the remaining principal balance is due in July 2022. The "Series D" notes had an original principal amount of $50,000, carry a fixed interest rate of 3.21%, and the remaining principal balance is due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2021, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At September 30, 2021, the Company's net indebtedness was less than 2.5 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at September 30, 2021.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

	September 30,	June 30,
	2021	2021
Accounts receivable, gross	$547,296	$532,777
Allowance for doubtful accounts	16,472	16,455
Accounts receivable, net	$530,824	$516,322
Allowance for doubtful accounts, % of gross receivables	3.0%	3.1%

	Three Months Ended September 30,
	2021	2020
Provision for losses on accounts receivable	$798	$5,098
Provision as a % of net sales	0.09%	0.68%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 53.6 at September 30, 2021 compared to 51.9 at June 30, 2021.
As of September 30, 2021, approximately 3.6% of our accounts receivable balances are more than 90 days past due, compared to 3.0% at June 30, 2021. On an overall basis, our provision for losses from uncollected receivables represents 0.09% of our sales in the three months ended September 30, 2021, compared to 0.68% of sales for the three months ended September 30, 2020. The decrease primarily relates to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2021 was 4.5 versus 4.3 for the period ended June 30, 2021.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at September 30, 2021.

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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2021.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2021.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2021 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 to July 31, 2021	510	$89.07	0	464,618
August 1, 2021 to August 31, 2021	0	$0.00	0	464,618
September 1, 2021 to September 30, 2021	76,658	$85.27	76,658	387,960
Total	77,168	$85.30	76,658	387,960

(1)During the quarter the Company purchased 510 shares in connection with the Deferred Compensation Plan.
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

ITEM 5.         Other Information

Jason W. Vasquez, Vice President-Sales & Marketing, U.S. Service Centers, was elected an officer of the Company effective on September 1, 2021.

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

4.6
First Amendment to Credit Agreement dated as of March 26, 2021, among Applied Industrial Technologies, Inc., Key Bank National Association as Agent, and various financial institutions (filed as Exhibit 4.6 to Applied's Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference) .

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

4.10
Amendment No. 1 to Purchase and Sale Agreement dated as of November 19, 2018 among Applied Industrial Technologies, Inc. and various of its affiliates, as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 4.10 to Applied's Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference).

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

10.1	Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated.

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101	The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 28, 2021	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 28, 2021	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer