Form 10-Q
period 2021-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2022-01-28
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2021

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

There were 38,456,519 (no par value) shares of common stock outstanding on January 14, 2022.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$876,874	$751,287	$1,768,555	$1,499,094
Cost of sales	619,249	541,753	1,255,590	1,073,779
Gross profit	257,625	209,534	512,965	425,315
Selling, distribution and administrative expense, including depreciation	179,448	162,428	360,174	325,901
Impairment expense	—	49,528	—	49,528
Operating income (loss)	78,177	(2,422)	152,791	49,886
Interest expense, net	7,007	7,658	14,397	15,311
Other (income) expense, net	(869)	88	(1,181)	(89)
Income (loss) before income taxes	72,039	(10,168)	139,575	34,664
Income tax expense (benefit)	15,013	(4,834)	29,580	5,214
Net income (loss)	$57,026	$(5,334)	$109,995	$29,450
Net income (loss) per share - basic	$1.48	$(0.14)	$2.86	$0.76
Net income (loss) per share - diluted	$1.46	$(0.14)	$2.81	$0.75
Weighted average common shares outstanding for basic computation	38,456	38,781	38,479	38,751
Dilutive effect of potential common shares	666	—	625	414
Weighted average common shares outstanding for diluted computation	39,122	38,781	39,104	39,165
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net income (loss) per the condensed statements of consolidated income	$57,026	$(5,334)	$109,995	$29,450

Other comprehensive income, before tax:
Foreign currency translation adjustments	(783)	14,471	(7,965)	20,025
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other income, net and included in net periodic pension costs	75	67	150	135
Unrealized gain (loss) on cash flow hedge	4,867	(2,724)	5,463	(2,741)
Reclassification of interest from cash flow hedge into interest expense	2,585	2,822	5,170	5,512
Total other comprehensive income, before tax	6,744	14,636	2,818	22,931
Income tax expense related to items of other comprehensive income	1,856	79	2,661	865
Other comprehensive income, net of tax	4,888	14,557	157	22,066
Comprehensive income, net of tax	$61,914	$9,223	$110,152	$51,516
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2021	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$154,843	$257,745
Accounts receivable, net	520,134	516,322
Inventories	399,763	362,547
Other current assets	68,878	59,961
Total current assets	1,143,618	1,196,575
Property, less accumulated depreciation of $212,160 and $204,326	112,113	115,589
Operating lease assets, net	90,996	87,111
Identifiable intangibles, net	266,314	279,628
Goodwill	562,811	560,077
Other assets	49,857	32,827
TOTAL ASSETS	$2,225,709	$2,271,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$203,563	$208,162
Current portion of long-term debt	40,182	43,525
Compensation and related benefits	64,689	77,657
Other current liabilities	91,421	98,356
Total current liabilities	399,855	427,700
Long-term debt	681,266	784,855
Other liabilities	122,899	126,706
TOTAL LIABILITIES	1,204,020	1,339,261
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	180,248	177,014
Retained earnings	1,391,655	1,294,413
Treasury shares—at cost (15,760 and 15,697 shares, respectively)	(467,279)	(455,789)
Accumulated other comprehensive loss	(92,935)	(93,092)
TOTAL SHAREHOLDERS’ EQUITY	1,021,689	932,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,225,709	$2,271,807
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$109,995	$29,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	10,863	10,561
Amortization of intangibles	16,205	18,002
Impairment expense	—	49,528
Amortization of stock options and appreciation rights	2,516	1,328
Other share-based compensation expense	3,268	2,167
Changes in operating assets and liabilities, net of acquisitions	(61,066)	52,005
Other, net	(517)	(3,685)
Net Cash provided by Operating Activities	81,264	159,356
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(6,974)	(31,078)
Capital expenditures	(7,510)	(8,449)
Proceeds from property sales	442	292
Cash payments for loans on company-owned life insurance	(14,835)	—
Net Cash used in Investing Activities	(28,877)	(39,235)
Cash Flows from Financing Activities
Net borrowings under revolving credit facility	442,592	—
Long-term debt repayments	(550,371)	(72,260)
Interest rate swap settlement payments	(3,294)	(549)
Payment of debt issuance costs	(1,794)	—
Purchases of treasury shares	(10,064)	—
Dividends paid	(25,465)	(24,899)
Acquisition holdback payments	(1,070)	(1,138)
Exercise of stock options and appreciation rights	116	163
Taxes paid for shares withheld for equity awards	(4,093)	(5,571)
Net Cash used in Financing Activities	(153,443)	(104,254)
Effect of Exchange Rate Changes on Cash	(1,846)	4,357
(Decrease) increase in Cash and Cash Equivalents	(102,902)	20,224
Cash and Cash Equivalents at Beginning of Period	257,745	268,551
Cash and Cash Equivalents at End of Period	$154,843	$288,775
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2021	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2021	38,516	$10,000	$177,014	$1,294,413	$(455,789)	$(93,092)	$932,546
Net income				52,969			52,969
Other comprehensive loss						(4,731)	(4,731)
Cash dividends — $0.33 per share				—			—
Purchases of common stock for treasury	(77)				(6,537)		(6,537)
Treasury shares issued for:
Exercise of stock appreciation rights and options	3		(116)		8		(108)
Performance share awards	5		(222)		(73)		(295)
Restricted stock units	12		(572)		(120)		(692)
Compensation expense — stock appreciation rights and options			1,907				1,907
Other share-based compensation expense			1,563				1,563
Other	(2)			(7)	(45)		(52)
Balance at September 30, 2021	38,457	$10,000	$179,574	$1,347,375	$(462,556)	$(97,823)	$976,570
Net income				57,026			57,026
Other comprehensive income						4,888	4,888
Cash dividends — $0.33 per share				(12,759)			(12,759)
Purchases of common stock for treasury	(35)				(3,527)		(3,527)
Treasury shares issued for:
Exercise of stock appreciation rights and options	35		(1,639)		(832)		(2,471)
Compensation expense — stock appreciation rights and options			609				609
Other share-based compensation expense			1,705				1,705
Other	(4)		(1)	13	(364)		(352)
Balance at December 31, 2021	38,453	$10,000	$180,248	$1,391,655	$(467,279)	$(92,935)	$1,021,689

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2020	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2020	38,710	$10,000	$176,492	$1,200,570	$(414,090)	$(129,430)	$843,542
Net income				34,784			34,784
Other comprehensive income						7,509	7,509
Cash dividends — $0.32 per share				(18)			(18)
Treasury shares issued for:
Exercise of stock appreciation rights and options	13		(277)		12		(265)
Performance share awards	22		(985)		(20)		(1,005)
Restricted stock units	15		(593)		96		(497)
Compensation expense — stock appreciation rights and options			693				693
Other share-based compensation expense			677				677
Other	—		—	15	(29)		(14)
Balance at September 30, 2020	38,760	$10,000	$176,007	$1,235,351	$(414,031)	$(121,921)	$885,406
Net loss				(5,334)			(5,334)
Other comprehensive income						14,557	14,557
Cash dividends — $0.32 per share				(12,483)			(12,483)
Treasury shares issued for:
Exercise of stock appreciation rights and options	71		(3,116)		(496)		(3,612)
Compensation expense — stock appreciation rights and options			635				635
Other share-based compensation expense			1,490				1,490
Other				48	—		48
Balance at December 31, 2020	38,831	$10,000	$175,016	$1,217,582	$(414,527)	$(107,364)	$880,707

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2021, and the results of its operations and its cash flows for the six month periods ended December 31, 2021 and 2020, have been included. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.
Operating results for the six month period ended December 31, 2021 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2022.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $4,675 and $863 in the three months ended December 31, 2021 and 2020, respectively, and $8,246 and $1,996 in the six months ended December 31, 2021 and 2020, respectively, is recorded in cost of sales in the condensed statements of income.

2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and six months ended December 31, 2021 and 2020. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended December 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$474,412	$282,355	$756,767	$417,456	$230,358	$647,814
Canada	66,263	—	66,263	57,809	—	57,809
Other countries	46,543	7,301	53,844	40,425	5,239	45,664
Total	$587,218	$289,656	$876,874	$515,690	$235,597	$751,287

	Six Months Ended December 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$953,576	$567,399	$1,520,975	$832,698	$459,173	$1,291,871
Canada	140,829	—	140,829	114,705	—	114,705
Other countries	93,684	13,067	106,751	81,571	10,947	92,518
Total	$1,188,089	$580,466	$1,768,555	$1,028,974	$470,120	$1,499,094

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.1%	40.9%	36.9%	35.8%	39.8%	37.1%
Industrial Machinery	10.5%	29.0%	16.6%	9.3%	26.3%	14.6%
Metals	11.1%	7.1%	9.8%	10.5%	6.6%	9.3%
Food	12.6%	2.2%	9.2%	14.1%	3.0%	10.6%
Forest Products	10.7%	2.1%	7.9%	10.8%	3.1%	8.4%
Chem/Petrochem	3.1%	13.8%	6.6%	3.3%	14.5%	6.8%
Cement & Aggregate	7.1%	0.9%	5.1%	7.6%	1.0%	5.5%
Oil & Gas	5.4%	1.2%	4.0%	3.7%	1.1%	2.9%
Transportation	4.4%	2.8%	3.9%	4.9%	4.6%	4.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended December 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.8%	39.9%	36.6%	36.0%	39.6%	37.1%
Industrial Machinery	10.4%	29.0%	16.5%	9.3%	26.5%	14.7%
Metals	11.1%	7.2%	9.8%	10.3%	6.8%	9.2%
Food	12.6%	2.4%	9.2%	14.1%	3.0%	10.6%
Forest Products	10.5%	2.3%	7.8%	10.8%	3.0%	8.4%
Chem/Petrochem	3.3%	13.8%	6.7%	3.4%	13.9%	6.7%
Cement & Aggregate	7.8%	1.0%	5.6%	7.7%	1.1%	5.6%
Oil & Gas	5.3%	1.2%	3.9%	3.6%	1.1%	2.9%
Transportation	4.2%	3.2%	3.9%	4.8%	5.0%	4.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and six months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	36.6%	10.4%	27.9%	37.3%	8.0%	28.1%
Fluid Power	13.0%	37.4%	21.1%	13.3%	37.1%	20.8%
General Maintenance; Hose Products & Other	21.5%	19.9%	21.0%	20.5%	15.4%	18.9%
Bearings, Linear & Seals	28.9%	0.5%	19.5%	28.9%	0.5%	20.0%
Specialty Flow Control	—%	31.8%	10.5%	—%	39.0%	12.2%
Total	100%	100%	100%	100%	100%	100%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2021			2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.1%	10.2%	28.3%	37.5%	7.8%	28.2%
Fluid Power	12.9%	37.5%	21.0%	13.2%	38.1%	21.0%
General Maintenance; Hose Products & Other	21.1%	19.4%	20.5%	20.4%	14.7%	18.6%
Bearings, Linear & Seals	28.9%	0.5%	19.6%	28.9%	0.4%	20.0%
Specialty Flow Control	—%	32.4%	10.6%	—%	39.0%	12.2%
Total	100%	100%	100%	100%	100%	100%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	December 31, 2021	June 30, 2021	$ Change	% Change
Contract assets	$15,837	$15,178	$659	4.3%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois provider of high technology solutions for advanced factory automation. Floody is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,049, net tangible assets acquired were $1,553, and intangible assets including goodwill were $6,496 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,000 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of December 31, 2021, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2021 Acquisitions
On December 31, 2020, the Company acquired 100% of the outstanding shares of Gibson Engineering Company (Gibson), a Norwood, Massachusetts provider of automation products, services, and engineered solutions focused on machine vision, motion control, mobile and collaborative robotic solutions, intelligent sensors, and other related equipment. Gibson is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $15,341, net tangible assets acquired were $955, and intangible assets including goodwill were $14,386 based upon estimated fair values at the acquisition date. The purchase price includes $1,904 of acquisition holdback payments, of which $935 was paid during the three months ended December 31, 2021. The remaining balance of $969 is included in other current liabilities on the condensed consolidated balance sheet as of December 31, 2021, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

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

4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2021 and the six month period ended December 31, 2021 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at June 30, 2020	$208,570	$332,024	$540,594
Goodwill acquired during the period	—	15,757	15,757
Other, primarily currency translation	3,726	—	3,726
Balance at June 30, 2021	$212,296	$347,781	$560,077
Goodwill acquired during the period	—	3,482	3,482
Other, primarily currency translation	(1,178)	430	(748)
Balance at December 31, 2021	$211,118	$351,693	$562,811

The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2021.  The Company concluded that seven (7) of the reporting units’ fair value exceeded their carrying amounts by at least 25% as of January 1, 2021. The fair value of the final reporting unit, which is comprised of the FCX Performance Inc. (FCX) operations, exceeded its carrying value by 14%. The FCX reporting unit has a goodwill balance of $309,012 as of December 31, 2021.
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
At December 31, 2021 and June 30, 2021, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Fluid Power & Flow Control segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2021	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$354,240	$155,405	$198,835
Trade names	105,619	41,108	64,511
Vendor relationships	11,416	10,223	1,193
Other	2,321	546	1,775
Total Identifiable Intangibles	$473,596	$207,282	$266,314

June 30, 2021	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$353,028	$143,862	$209,166
Trade names	104,780	37,626	67,154
Vendor relationships	11,469	9,859	1,610
Other	2,070	372	1,698
Total Identifiable Intangibles	$471,347	$191,719	$279,628
Fully amortized amounts are written off.
During the six month period ended December 31, 2021, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

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
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2021) for the next five years is as follows: $15,700 for the remainder of 2022, $30,000 for 2023, $26,300 for 2024, $24,100 for 2025, $22,400 for 2026 and $20,600 for 2027.

5.     DEBT
A summary of long-term debt, including the current portion, follows:

	December 31, 2021	June 30, 2021
Revolving credit facility	$442,592	$—
Term Loan	—	550,250
Trade receivable securitization facility	188,300	188,300
Series C notes	40,000	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	725	846
Total debt	$721,617	$829,396
Less: unamortized debt issuance costs	169	1,016
	$721,448	$828,380
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $457,208 at December 31, 2021, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 1.15% as of December 31, 2021.
The new credit facility replaced the Company's previous credit facility agreement. The Company used its initial borrowings on the new revolving credit facility along with cash on hand of $98,206 to extinguish the term loan balance outstanding under the previous credit facility of $540,500. The Company had no amount outstanding under the revolver at June 30, 2021. Unused lines under the previous facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $249,800 at June 30, 2021, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.88% as of June 30, 2021.
The Company paid $1,794 of debt issuance costs related to the new revolving credit facility in the three months ended December 31, 2021, which are included in other current assets and other assets on the condensed consolidated balance sheet as of December 31, 2021 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under Accounting Standards Codification (ASC) Topic 470 - Debt. As a result of this analysis, $118 of unamortized debt issuance costs were expensed and included within interest expense, net on the condensed statements of consolidated income in the three months ended December 31, 2021, and $540 of unamortized debt issuance costs were rolled forward into the new credit facility and were reclassified from the current portion of long-term debt and long term debt into other current assets and other assets on the condensed consolidated balance sheet as of December 31, 2021, and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,772 and $4,540 as of December 31, 2021 and June 30, 2021, respectively, in order to secure certain insurance obligations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of December 31, 2021 and June 30, 2021 was 1.07% and 1.20%, respectively. The termination date of the AR Securitization is March 26, 2024.
Unsecured Shelf Facility
At December 31, 2021 and June 30, 2021, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes had an original principal amount of $120,000, carry a fixed interest rate of 3.19%, and the remaining principal balance is due in July 2022. The "Series D" notes had an original principal amount of $50,000, carry a fixed interest rate of 3.21%, and the remaining principal balance is due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During fiscal 2021, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The new pay-fixed interest rate swap is

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converts $409,000 of variable rate debt to a rate of 2.65% as of December 31, 2021. The interest rate swap converted $420,000 of variable rate debt to a rate of 3.38% as of June 30, 2021. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $6,621 and $14,346 as of December 31, 2021 and June 30, 2021, respectively, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive income, before tax to interest expense, net totaled $2,585 and $2,822 for the three months ended December 31, 2021 and 2020, respectively, and $5,170 and $5,512 for the six months ended December 31, 2021 and 2020, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at December 31, 2021 and June 30, 2021 totaled $18,200 and $16,844, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of December 31, 2021 and June 30, 2021, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended December 31, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at September 30, 2021	$(88,026)	$(3,616)	$(6,181)	$(97,823)
Other comprehensive (loss) income	(791)	—	3,672	2,881
Amounts reclassified from accumulated other comprehensive (loss) income	—	57	1,950	2,007
Net current-period other comprehensive (loss) income	(791)	57	5,622	4,888
Balance at December 31, 2021	$(88,817)	$(3,559)	$(559)	$(92,935)

	Three Months Ended December 31, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at September 30, 2020	$(99,655)	$(4,513)	$(17,753)	$(121,921)
Other comprehensive income (loss)	14,433	—	(2,058)	12,375
Amounts reclassified from accumulated other comprehensive (loss) income	—	51	2,131	2,182
Net current-period other comprehensive income	14,433	51	73	14,557
Balance at December 31, 2020	$(85,222)	$(4,462)	$(17,680)	$(107,364)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2021	$(80,838)	$(3,673)	$(8,581)	$(93,092)
Other comprehensive (loss) income	(7,979)	—	4,122	(3,857)
Amounts reclassified from accumulated other comprehensive (loss) income	—	114	3,900	4,014
Net current-period other comprehensive (loss) income	(7,979)	114	8,022	157
Balance at December 31, 2021	$(88,817)	$(3,559)	$(559)	$(92,935)

	Six Months Ended December 31, 2020
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2020	$(105,094)	$(4,564)	$(19,772)	$(129,430)
Other comprehensive income (loss)	19,872	—	(2,071)	17,801
Amounts reclassified from accumulated other comprehensive (loss) income	—	102	4,163	4,265
Net current-period other comprehensive income	19,872	102	2,092	22,066
Balance at December 31, 2020	$(85,222)	$(4,462)	$(17,680)	$(107,364)
Other Comprehensive Income
Details of other comprehensive income are as follows:

	Three Months Ended December 31,
	2021			2020
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(783)	$8	$(791)	$14,471	$38	$14,433
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other income, net and included in net periodic pension costs	75	18	57	67	16	51
Unrealized loss (gain) on cash flow hedge	4,867	1,195	3,672	(2,724)	(666)	(2,058)
Reclassification of interest from cash flow hedge into interest expense	2,585	635	1,950	2,822	691	2,131
Other comprehensive income	$6,744	$1,856	$4,888	$14,636	$79	$14,557

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2021			2020
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(7,965)	$14	$(7,979)	$20,025	$153	$19,872
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other income, net and included in net periodic pension costs	150	36	114	135	33	102
Unrealized loss (gain) on cash flow hedge	5,463	1,341	4,122	(2,741)	(670)	(2,071)
Reclassification of interest from cash flow hedge into interest expense	5,170	1,270	3,900	5,512	1,349	4,163
Other comprehensive income	$2,818	$2,661	$157	$22,931	$865	$22,066
Anti-dilutive Common Stock Equivalents
In the three month period ended December 31, 2021, stock options and stock appreciation rights related to 78 shares of common stock were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive. In the six month periods ended December 31, 2021 and 2020, stock options and stock appreciation rights related to 108 and 294 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $4,675 and $863 in the three months ended December 31, 2021 and 2020, respectively, and $8,246 and $1,996 in the six months ended December 31, 2021 and 2020, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $8,859 and $7,442, in the three months ended December 30, 2021 and 2020, respectively, and $16,991 and $14,938 in the six months ended December 31, 2021 and 2020, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
December 31, 2021
Net sales	$587,218	$289,656	$876,874
Operating income for reportable segments	67,450	36,426	103,876
Depreciation and amortization of property	4,371	1,065	5,436
Capital expenditures	3,039	850	3,889

December 31, 2020
Net sales	$515,690	$235,597	$751,287
Operating income for reportable segments	42,654	26,647	69,301
Depreciation and amortization of property	4,252	957	5,209
Capital expenditures	4,442	410	4,852

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Six Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
December 31, 2021
Net sales	$1,188,089	$580,466	$1,768,555
Operating income for reportable segments	132,103	71,231	203,334
Assets used in business	1,265,567	960,142	2,225,709
Depreciation and amortization of property	8,750	2,113	10,863
Capital expenditures	6,136	1,374	7,510

December 31, 2020
Net sales	$1,028,974	$470,120	$1,499,094
Operating income for reportable segments	92,555	52,508	145,063
Assets used in business	1,257,457	983,560	2,241,017
Depreciation and amortization of property	8,647	1,914	10,561
Capital expenditures	7,530	919	8,449

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Operating income for reportable segments	$103,876	$69,301	$203,334	$145,063
Adjustment for:
Intangible amortization—Service Center Based Distribution	881	982	1,773	3,563
Intangible amortization—Fluid Power & Flow Control	7,203	7,293	14,432	14,438
Impairment—Service Center Based Distribution	—	49,528	—	49,528
Corporate and other expense, net	17,615	13,920	34,338	27,648
Total operating income (loss)	78,177	(2,422)	152,791	49,886
Interest expense, net	7,007	7,658	14,397	15,311
Other (income) expense, net	(869)	88	(1,181)	(89)
Income (loss) before income taxes	$72,039	$(10,168)	$139,575	$34,664
The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,031)	$(1,643)	$(940)	$(2,462)
Foreign currency transactions loss (gain)	217	1,805	(350)	2,221
Net other periodic post-employment costs	153	71	305	142
Life insurance (income) expense, net	(113)	(36)	(154)	141
Other, net	(95)	(109)	(42)	(131)
Total other (income) expense, net	$(869)	$88	$(1,181)	$(89)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,000 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2022, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 569 facilities.
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
Overview
Consolidated sales for the quarter ended December 31, 2021 increased $125.6 million or 16.7% compared to the prior year quarter, with acquisitions increasing sales by $12.1 million or 1.6% and favorable foreign currency translation of $1.9 million increasing sales by 0.3%. The Company had operating income of $78.2 million, or operating margin of 8.9% of sales for the quarter ended December 31, 2021 compared to an operating loss of $2.4 million, or negative operating margin of 0.3% of sales for the same quarter in the prior year. The prior year quarter included a $49.5 million pre-tax non-cash charge related to the impairment of certain intangible, lease, and fixed assets, as well as non-routine costs of $7.8 million pre-tax within the Service Center Based Distribution segment. The quarter ended December 31, 2021 had net income of $57.0 million compared to a net loss of $5.3 million in the prior year quarter. The current ratio was 2.9 to 1 at December 31, 2021 and 2.8 to 1 at June 30, 2021.
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
The MCU (total industry) and IP indices have increased since June 2021. The MCU for December 2021 was 76.5, which is up from the September and June revised readings of 75.2 and 75.7, respectively. The ISM PMI registered 58.7 in December, down from the September and June 2021 readings of 61.1 and 60.6, respectively. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
December 2021	76.5	58.7	100.2
November 2021	76.6	61.1	100.5
October 2021	76.1	60.8	99.9
September 2021	75.2	61.1	98.5
June 2021	75.7	60.6	98.2

The number of Company employees was 6,007 at December 31, 2021, 5,976 at June 30, 2021, and 6,054 at December 31, 2020. The number of operating facilities totaled 569 at December 31, 2021, 568 at June 30, 2021 and 572 at December 31, 2020.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended December 31, 2021 and 2020
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2021	2020
Net sales	100.0%	100.0%	16.7%
Gross profit	29.4%	27.9%	23.0%
Selling, distribution & administrative expense	20.5%	21.6%	10.5%
Operating income (loss)	8.9%	(0.3)%	N/M
Net income (loss)	6.5%	(0.7)%	N/M
During the quarter ended December 31, 2021, sales increased $125.6 million or 16.7% compared to the prior year quarter, with sales from acquisitions adding $12.1 million or 1.6% and favorable foreign currency translation accounting for an increase of $1.9 million or 0.3%. There were 61 selling days in the quarter ended December 31, 2021 and 62 selling days in the quarter ended December 31, 2020. Excluding the impact of businesses acquired and foreign currency translation, sales were up $111.6 million or 14.8% during the quarter, driven by an increase from operations of 16.4% reflecting positive industrial activity, offset by 1.6% due to one less sales day.
The following table shows changes in sales by reportable segment.

Sales by Reportable Segment	Three Months Ended December 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
Service Center Based Distribution	$587.2	$515.7	$71.5	$—	$1.9	$69.6
Fluid Power & Flow Control	289.7	235.6	54.1	12.1	—	42.0
Total	$876.9	$751.3	$125.6	$12.1	$1.9	$111.6
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $71.5 million or 13.9%. Favorable foreign currency translation increased sales by $1.9 million or 0.4%. Excluding the impact of foreign currency translation, sales increased $69.6 million or 13.5%, driven by an increase of 15.1% from operations due to benefits from firm break-fix MRO activity, stronger local account growth, sales process initiatives, and a greater recovery across heavy industries, offset by 1.6% due to one less sales day.
Sales from our Fluid Power & Flow Control segment increased $54.1 million or 22.9%. Acquisitions within this segment increased sales by $12.1 million or 5.2%. Excluding the impact of businesses acquired, sales increased $41.9 million or 17.7%, driven by an increase of 19.3% from operations due to strong demand within the technology end market, as well as ongoing recovery across off-highway mobile, life sciences, chemical, and industrial industries, offset by 1.6% due to one less sales day.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended December 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2021	2020		Acquisitions
United States	$756.8	$647.8	$109.0	$12.1	$—	$96.9
Canada	66.3	57.8	8.5	—	2.0	6.5
Other countries	53.8	45.7	8.1	—	(0.1)	8.2
Total	$876.9	$751.3	$125.6	$12.1	$1.9	$111.6
Sales in our U.S. operations were up $109.0 million or 16.8%, as acquisitions added $12.1 million or 1.9%. Excluding the impact of businesses acquired, U.S. sales were up $96.9 million or 14.9%, driven by a 16.5% increase in operations, offset by 1.6% due to one less sales day. Sales from our Canadian operations increased $8.5 million or 14.6%. Favorable foreign currency translation increased Canadian sales by $2.0 million or 3.5%. Excluding the impact of foreign currency translation, Canadian sales increased $6.5 million or 11.1%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $8.1 million or 17.9% from the prior year. Unfavorable foreign currency translation decreased other country sales by $0.1 million or 0.1%. Excluding the impact of currency translation, other country sales were up $8.2 million, or 18.0% during the quarter.
Our gross profit margin was 29.4% in the quarter ended December 31, 2021 compared to 27.9% in the prior year quarter. The increase in gross profit margin reflects improving demand and ongoing margin initiatives. The gross profit margin for the prior quarter was negatively impacted by 98 basis points due to a $7.4 million of inventory reserve charge recorded within cost of sales related to closed locations. This change was offset by 44 basis points due to a $3.8 million increase in LIFO expense. Gross profit margins expanded year over year and sequentially primarily reflecting broad-based execution across the business and countermeasures in response to ongoing inflation and supply chain dynamics.
The following table shows the changes in selling, distribution and administrative expense (SD&A).

	Three Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
SD&A	$179.4	$162.4	$17.0	$2.7	$0.5	$13.8
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 20.5% of sales in the quarter ended December 31, 2021 compared to 21.6% in the prior year quarter. SD&A increased $17.0 million or 10.5% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended December 31, 2021 by $0.5 million or 0.3% compared to the prior year quarter. SD&A from businesses acquired added $2.7 million or 1.6% of SD&A expenses, including $0.2 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $13.8 million or 8.6% during the quarter ended December 31, 2021 compared to the prior year quarter. The Company incurred $0.4 million of non-routine expenses related to severance and closed facilities during the quarter ended December 31, 2020. Excluding the impact of acquisitions and severance, total compensation increased $11.5 million during the quarter ended December 31, 2021, primarily due to cost reduction actions taken by the Company in the prior year in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. All of the temporary cost reductions were reinstated in the second half of fiscal 2021. All other expenses within SD&A were up $2.7 million.
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
The Company had operating income of $78.2 million during the quarter ended December 31, 2021, compared to an operating loss of $2.4 million in the prior year quarter, primarily due to the impairment charges of $49.5 million in the prior year quarter.
Operating income, before impairment, as a percentage of sales for the Service Center Based Distribution segment increased to 11.5% in the current year quarter from 8.3% in the prior year quarter. Operating income, as a percentage of sales for the Fluid Power & Flow Control segment increased to 12.6% in the current year quarter from 11.3% in the prior year quarter.
Other (income) expense, net was income of $0.9 million for the quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.0 million and $0.1 million of income from other items, offset by net unfavorable foreign currency transaction losses of $0.2 million. During the prior year quarter, other (income) expense, net was expense of $0.1 million, which included net unfavorable foreign currency transaction losses of $1.8 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $1.6 million and $0.1 million of income from other items.
The effective income tax rate was 20.8% for the quarter ended December 31, 2021 compared to 47.5% for the quarter ended December 31, 2020. The decrease in the effective tax rate is due to changes in compensation-related deductions and uncertain tax positions during the quarter ended December 31, 2021 compared to the prior year quarter.
As a result of the factors addressed above, the Company had net income of $57.0 million during the quarter ended December 31, 2021, compared to a net loss of $5.3 million in the prior year quarter. Net income per share was $1.46 per share for the quarter ended December 31, 2021 compared to net loss per share of $0.14 per share in the prior year quarter.
Results of Operations
Six Months Ended December 31, 2021 and 2020
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31, 2021		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2021	2020
Net sales	100.0%	100.0%	18.0%
Gross profit	29.0%	28.4%	20.6%
Selling, distribution & administrative expense	20.4%	21.7%	10.5%
Operating income	8.6%	3.3%	N/M
Net income	6.2%	2.0%	N/M
During the six months ended December 31, 2021, sales increased $269.5 million or 18.0% compared to the prior year period, with sales from acquisitions adding $27.6 million or 1.8% and favorable foreign currency translation accounting for an increase of $8.0 million or 0.5%. There were 125 selling days in the six months ended December 31, 2021 and 126 selling days in the six months ended December 31, 2020. Excluding the impact of businesses acquired and foreign currency translation, sales were up $233.9 million or 15.7% during the period, driven by an increase from operations of 16.5% due to increased demand across key end markets, offset by 0.8% due to one less sales day.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by reportable segment.

Sales by Reportable Segment	Six Months Ended December 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
Service Center Based Distribution	$1,188.1	$1,029.0	$159.1	$—	$8.0	$151.1
Fluid Power & Flow Control	580.5	470.1	110.4	27.6	—	82.8
Total	$1,768.6	$1,499.1	$269.5	$27.6	$8.0	$233.9
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $159.1 million or 15.5%. Favorable foreign currency translation increased sales by $8.0 million or 0.8%. Excluding the impact of foreign currency translation, sales increased $151.1 million or 14.7%, driven by an increase of 15.5% from operations due to benefits from firm break-fix MRO activity, stronger local account growth, sales process initiatives, and a greater recovery across heavy industries, offset by 0.8% due to one less sales day.
Sales from our Fluid Power & Flow Control segment increased $110.4 million or 23.5%. Acquisitions within this segment increased sales by $27.6 million or 5.9%. Excluding the impact of businesses acquired, sales increased $82.8 million or 17.6%, driven by an increase of 18.4% from operations due to strong demand within the technology end market, as well as ongoing recovery across off-highway mobile, life sciences, chemical, and industrial industries, offset by 0.8% due to one less sales day.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore.

	Six Months Ended December 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2021	2020		Acquisitions
United States	$1,521.0	$1,291.9	$229.1	$27.6	$—	$201.5
Canada	140.8	114.7	26.1	—	5.4	20.7
Other countries	106.8	92.5	14.3	—	2.6	11.7
Total	$1,768.6	$1,499.1	$269.5	$27.6	$8.0	$233.9
Sales in our U.S. operations were up $229.1 million or 17.7%, as acquisitions added $27.6 million or 2.1%. Excluding the impact of businesses acquired, U.S. sales were up $201.5 million or 15.6%, driven by a 16.4% increase in operations, offset by 0.8% due to one less sales day. Sales from our Canadian operations increased $26.1 million or 22.8%. Favorable foreign currency translation increased Canadian sales by $5.4 million or 4.7%. Excluding the impact of foreign currency translation, Canadian sales were up $20.7 million or 18.1%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $14.3 million or 15.4% from the prior year. Favorable foreign currency translation increased other country sales by $2.6 million or 2.8%. Excluding the impact of currency translation, other country sales were up $11.7 million, or 12.6%, during the period.
Our gross profit margin was 29.0% in the six months ended December 31, 2021 compared to 28.4% in the prior year period. The increase in gross profit margin reflects improving demand and ongoing margin initiatives. The gross profit margin for the prior year period was negatively impacted by 49 basis points due to $7.4 million of non-routine costs from ongoing business alignment initiatives and cost actions recorded in the six months ended December 31, 2020. This was offset by 36 basis points due to a $6.3 million increase in LIFO expense over the prior year period. Gross profit margins expanded year over year and sequentially primarily reflecting broad-based execution across the business and countermeasures in response to ongoing inflation and supply chain dynamics.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows the changes in selling, distribution and administrative expense (SD&A).

	Six Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2021	2020		Acquisitions
SD&A	$360.2	$325.9	$34.3	$7.2	$2.0	$25.1
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 20.4% of sales in the six months ended December 31, 2021 compared to 21.7% in the prior year period. SD&A increased $34.3 million or 10.5% compared to the prior year period. Changes in foreign currency exchange rates had the effect of increasing SD&A during the six months ended December 31, 2021 by $2.0 million or 0.6% compared to the prior year period. SD&A from businesses acquired added $7.2 million or 2.2% of SD&A expenses, including $0.6 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $25.1 million or 7.7% during the six months ended December 31, 2021 compared to the prior year period. The Company incurred $0.4 million of non-routine expenses related to severance and closed facilities during the six months ended December 31, 2021. Excluding the impact of acquisitions and severance, total compensation increased $29.3 million during the six months ended December 31, 2021, primarily due to cost reduction actions taken by the Company in the prior year in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. All of the temporary cost reductions were reinstated in the second half of fiscal 2021. All other expenses within SD&A were down $3.8 million.
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
Operating income increased $102.9 million, and as a percent of sales increased to 8.6% from 3.3% during the prior year period, primarily due to non-cash impairment charges of $49.5 million in the prior year period.
Operating income, before impairment, as a percentage of sales for the Service Center Based Distribution segment increased to 11.1% in the current year period from 9.0% in the prior year period. Operating income, as a percentage of sales for the Fluid Power & Flow Control segment increased to 12.3% in the current year period from 11.2% in the prior year period.
Other (income) expense, net was income of $1.2 million for the six months ended December 31, 2021, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.9 million, net favorable foreign currency transaction gains of $0.4 million, and other income of $0.2 million, offset by other periodic post-employment costs of $0.3 million. During the prior year period, other (income) expense, net was income of $0.1 million and included unrealized gains on investments held by non-qualified deferred compensation trusts of $2.5 million, offset by net unfavorable foreign currency transaction losses of $2.2 million and other expense of $0.2 million.
The effective income tax rate was 21.2% for the six months ended December 31, 2021 compared to 15.0% for the six months ended December 31, 2020. The increase in the effective tax rate is due to changes in compensation-related deductions and uncertain tax positions during the six months ended December 31, 2021 compared to the prior year period. We expect our full year tax rate for fiscal 2022 to be in the 22.0% to 23.0% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of the factors addressed above, net income for the six months ended December 31, 2021 increased $80.5 million compared to the prior year period. Net income was $2.81 per share for the six months ended December 31, 2021 compared to $0.75 per share in the prior year period.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2021, we had total debt obligations outstanding of $721.6 million compared to $829.4 million at June 30, 2021. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at December 31, 2021 was $743.8 million, compared to $768.9 million at June 30, 2021. The current ratio was 2.9 to 1 at December 31, 2021 and 2.8 to 1 at June 30, 2021.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows; all amounts are in thousands.

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2021	2020
Operating Activities	$81,264	$159,356
Investing Activities	(28,877)	(39,235)
Financing Activities	(153,443)	(104,254)
Exchange Rate Effect	(1,846)	4,357
(Decrease) Increase in Cash and Cash Equivalents	$(102,902)	$20,224
The decrease in cash provided by operating activities during the six months ended December 31, 2021 is driven by changes in working capital for the period partially offset by increased operating results. Changes in cash flows between periods related to working capital were driven by:

Accounts receivable	$(18,495)
Inventories	$(78,883)
Other operating assets	$(12,594)
Net cash used in investing activities during the six months ended December 31, 2021 decreased from the prior period primarily due to $7.0 million used for the acquisition of R.R. Floody in the current year compared to $31.1 million used for the acquisitions of Gibson Engineering and Advanced Control Solutions in the prior year period, offset by $14.8 million in cash payments for loans on company-owned life insurance in the current year.
Net cash used in financing activities during the six months ended December 31, 2021 increased from the prior year period primarily due to a change in net debt activity, as there was $107.8 million of net debt payments in the current year period compared to $72.3 million of debt payments in the prior year period. Further, the Company used $10.1 million of cash for the purchase of treasury shares during the six months ended December 31, 2021, while no shares were purchased in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 35,000 shares of treasury stock on the open market in the three months ended December 31, 2021 for $3.5 million. During the six months ended December 31, 2021, we acquired 111,658 shares of treasury stock for $10.1 million. During the six months ended December 31, 2020, the Company did not acquire any shares of treasury stock on the open market. At December 31, 2021, we had authorization to repurchase 352,960 shares.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	December 31, 2021	June 30, 2021
Revolving credit facility	$442,592	$—
Term Loan	—	550,250
Trade receivable securitization facility	188,300	188,300
Series C notes	40,000	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	725	846
Total debt	$721,617	$829,396
Less: unamortized debt issuance costs	169	1,016
	$721,448	$828,380
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $457.2 million at December 31, 2021, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 1.2% as of December 31, 2021.
The new credit facility replaced the Company's previous credit facility agreement. The Company used its initial borrowings on the new revolving credit facility along with cash on hand of $98.2 million to extinguish the term loan balance outstanding under the previous credit facility of $540.5 million. The Company had no amount outstanding under the revolver at June 30, 2021. Unused lines under the previous facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $249.8 million at June 30, 2021, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 1.88% as of June 30, 2021.
The Company paid $1.8 million of debt issuance costs related to the new revolving credit facility in the three months ended December 31, 2021, which are included in other current assets and other assets on the condensed consolidated balance sheet as of December 31, 2021 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under Accounting Standards Codification (ASC) Topic 470 - Debt. As a result of this analysis, $0.1 million of unamortized debt issuance costs were expensed and included within interest expense, net on the condensed statements of consolidated income in the three months ended December 31, 2021, and $0.5 million of unamortized debt issuance costs were rolled forward into the new credit facility and were reclassified from the current portion of long-term debt and long term debt into other current assets and other assets on the condensed consolidated balance sheet as of December 31, 2021, and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.8 million and $4.5 million as of December 31, 2021 and June 30, 2021, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of December 31, 2021 and June 30, 2021 was 1.07% and 1.20%, respectively. The termination date of the AR Securitization is March 26, 2024.
Unsecured Shelf Facility
At December 31, 2021 and June 30, 2021, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes had an original principal amount of $120.0 million, carry a fixed interest rate of 3.19%, and the remaining principal balance is due in July 2022. The "Series D" notes had an original principal amount of $50.0 million, carry a fixed interest rate of 3.21%, and the remaining principal balance is due in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
Other Long-Term Borrowing
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, and matures in May 2024.
The Company entered into an interest rate swap which mitigates variability in forecasted interest payments on $409.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see note 6, Derivatives, to the consolidated financial statements, included in Item 1 under the caption “Notes to Condensed Consolidated Financial Statements.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2021, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At December 31, 2021, the Company's net indebtedness was below 1.65 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at December 31, 2021.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable:

			December 31,	June 30,
			2021	2021
Accounts receivable, gross			$536,847	$532,777
Allowance for doubtful accounts			16,713	16,455
Accounts receivable, net			$520,134	$516,322
Allowance for doubtful accounts, % of gross receivables			3.1%	3.1%

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Provision for losses on accounts receivable	$531	$697	$1,328	$5,795
Provision as a % of net sales	0.06%	0.09%	0.08%	0.39%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 53.4 at December 31, 2021 compared to 51.9 at June 30, 2021.
As of December 31, 2021, approximately 4.3% of our accounts receivable balances are more than 90 days past due, compared to 3.0% at June 30, 2021. On an overall basis, our provision for losses on accounts receivable represents 0.06% of our sales in

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the three months ended December 31, 2021, compared to 0.09% of sales for the three months ended December 31, 2020, and 0.08% of sales for the six months ended December 31, 2021 compared to 0.39% of sales for the six months ended December 31, 2020. The decrease primarily relates to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.6 for the period ended December 31, 2021 and 4.3 for the period ended June 30, 2021.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at December 31, 2021.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; risks relating to the effects of the COVID-19 pandemic; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability (such as due to supply chain strains), changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; inflationary or deflationary trends in the cost of products, energy, labor and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2021 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 to October 31, 2021	0	$0.00	0	387,960
November 1, 2021 to November 30, 2021	0	$0.00	0	387,960
December 1, 2021 to December 31, 2021	35,000	$100.78	35,000	352,960
Total	35,000	$100.78	35,000	352,960

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

4.3
Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement dated as of March 26, 2021 between Applied Industrial Technologies, Inc. and PGIM, Inc. (formerly known as Prudential Investment Management, Inc.), and certain of its affiliates, (filed as Exhibit 4.3 to the Company’s Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.4
Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 9, 2021, between Applied and PGIM, Inc., (filed as Exhibit 10.2 to the Company's Form 8-K filed December 14, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.5
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Amended and Restated Note Purchase and Private Shelf Agreement, between Applied Industrial Technologies, Inc. and PGIM, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed July 2, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.6
Credit Agreement dated as of December 9, 2021, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions, (filed as Exhibit 10.1 to the Company's Form 8-K filed December 14, 2021, SEC File No. 1-2299, and incorporated here by reference).

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

4.10
Amendment No. 1 to Purchase and Sale Agreement dated as of November 19, 2018 among Applied Industrial Technologies, Inc. and various of its affiliates, as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer, (filed as Exhibit 4.10 to the Company’s Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference).

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
Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 28, 2022	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 28, 2022	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer