Form 10-Q
period 2022-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2022-04-28
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2022

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

There were 38,444,100 (no par value) shares of common stock outstanding on April 15, 2022.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$980,662	$840,937	$2,749,217	$2,340,031
Cost of sales	693,338	593,712	1,948,928	1,667,491
Gross profit	287,324	247,225	800,289	672,540
Selling, distribution and administrative expense, including depreciation	191,481	172,758	551,655	498,659
Impairment expense	—	—	—	49,528
Operating income	95,843	74,467	248,634	124,353
Interest expense, net	5,852	7,608	20,249	22,919
Other expense (income), net	469	(1,657)	(712)	(1,746)
Income before income taxes	89,522	68,516	229,097	103,180
Income tax expense	21,216	12,453	50,796	17,667
Net income	$68,306	$56,063	$178,301	$85,513
Net income per share - basic	$1.78	$1.44	$4.63	$2.21
Net income per share - diluted	$1.75	$1.42	$4.56	$2.18
Weighted average common shares outstanding for basic computation	38,453	38,835	38,470	38,779
Dilutive effect of potential common shares	645	577	632	482
Weighted average common shares outstanding for diluted computation	39,098	39,412	39,102	39,261
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income per the condensed statements of consolidated income	$68,306	$56,063	$178,301	$85,513

Other comprehensive income, before tax:
Foreign currency translation adjustments	6,782	(496)	(1,183)	19,529
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	74	68	224	203
Unrealized gain on cash flow hedge	17,738	8,758	23,201	6,017
Reclassification of interest from cash flow hedge into interest expense	2,462	2,992	7,632	8,504
Total other comprehensive income, before tax	27,056	11,322	29,874	34,253
Income tax expense related to items of other comprehensive income	4,977	2,829	7,638	3,694
Other comprehensive income, net of tax	22,079	8,493	22,236	30,559
Comprehensive income, net of tax	$90,385	$64,556	$200,537	$116,072
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2022	June 30, 2021
ASSETS
Current assets
Cash and cash equivalents	$188,084	$257,745
Accounts receivable, net	618,079	516,322
Inventories	425,373	362,547
Other current assets	63,504	59,961
Total current assets	1,295,040	1,196,575
Property, less accumulated depreciation of $212,463 and $204,326	111,166	115,589
Operating lease assets, net	95,049	87,111
Identifiable intangibles, net	258,501	279,628
Goodwill	563,751	560,077
Other assets	60,064	32,827
TOTAL ASSETS	$2,383,571	$2,271,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$247,639	$208,162
Current portion of long-term debt	40,166	43,525
Compensation and related benefits	81,518	77,657
Other current liabilities	95,033	98,356
Total current liabilities	464,356	427,700
Long-term debt	681,197	784,855
Other liabilities	139,624	126,706
TOTAL LIABILITIES	1,285,177	1,339,261
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	183,100	177,014
Retained earnings	1,446,847	1,294,413
Treasury shares—at cost (15,769 and 15,697 shares, respectively)	(470,697)	(455,789)
Accumulated other comprehensive loss	(70,856)	(93,092)
TOTAL SHAREHOLDERS’ EQUITY	1,098,394	932,546
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,383,571	$2,271,807
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$178,301	$85,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	16,215	15,641
Amortization of intangibles	24,096	26,238
Impairment expense	—	49,528
Amortization of stock options and appreciation rights	2,897	1,930
Other share-based compensation expense	6,064	4,660
Changes in operating assets and liabilities, net of acquisitions	(106,136)	33,574
Other, net	12,386	(13,675)
Net Cash provided by Operating Activities	133,823	203,409
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(6,974)	(30,023)
Capital expenditures	(11,674)	(12,177)
Proceeds from property sales	494	691
Life insurance proceeds	3,159	—
Cash payments for loans on company-owned life insurance	(14,835)	—
Net Cash used in Investing Activities	(29,830)	(41,509)
Cash Flows from Financing Activities
Net borrowings under revolving credit facility	442,592	—
Long-term debt repayments	(550,432)	(82,070)
Interest rate swap settlement payments	(4,812)	(2,122)
Payment of debt issuance costs	(1,956)	(399)
Purchases of treasury shares	(13,604)	—
Dividends paid	(38,612)	(37,772)
Acquisition holdback payments	(2,361)	(2,344)
Exercise of stock options and appreciation rights	224	163
Taxes paid for shares withheld for equity awards	(4,405)	(5,990)
Net Cash used in Financing Activities	(173,366)	(130,534)
Effect of Exchange Rate Changes on Cash	(288)	4,099
(Decrease) increase in Cash and Cash Equivalents	(69,661)	35,465
Cash and Cash Equivalents at Beginning of Period	257,745	268,551
Cash and Cash Equivalents at End of Period	$188,084	$304,016
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2022	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2021	38,516	$10,000	$177,014	$1,294,413	$(455,789)	$(93,092)	$932,546
Net income				52,969			52,969
Other comprehensive loss						(4,731)	(4,731)
Cash dividends — $0.33 per share				—			—
Purchases of common stock for treasury	(77)				(6,537)		(6,537)
Treasury shares issued for:
Exercise of stock appreciation rights and options	3		(116)		8		(108)
Performance share awards	5		(222)		(73)		(295)
Restricted stock units	12		(572)		(120)		(692)
Compensation expense — stock appreciation rights and options			1,907				1,907
Other share-based compensation expense			1,563				1,563
Other	(2)			(7)	(45)		(52)
Balance at September 30, 2021	38,457	$10,000	$179,574	$1,347,375	$(462,556)	$(97,823)	$976,570
Net income				57,026			57,026
Other comprehensive income						4,888	4,888
Cash dividends — $0.33 per share				(12,759)			(12,759)
Purchases of common stock for treasury	(35)				(3,527)		(3,527)
Treasury shares issued for:
Exercise of stock appreciation rights and options	35		(1,639)		(832)		(2,471)
Compensation expense — stock appreciation rights and options			609				609
Other share-based compensation expense			1,705				1,705
Other	(4)		(1)	13	(364)		(352)
Balance at December 31, 2021	38,453	$10,000	$180,248	$1,391,655	$(467,279)	$(92,935)	$1,021,689
Net income				68,306			68,306
Other comprehensive income						22,079	22,079
Cash dividends — $0.34 per share				(13,131)			(13,131)
Purchases of common stock for treasury	(35)				(3,540)		(3,540)
Treasury shares issued for:							—
Exercise of stock appreciation rights and options	16		(40)		(130)		(170)
Restricted stock units	—		(18)		(16)		(34)
Compensation expense — stock appreciation rights and options			381				381
Other share-based compensation expense			2,796				2,796
Other	10		(267)	17	268		18
Balance at March 31, 2022	38,444	10,000	183,100	1,446,847	(470,697)	(70,856)	1,098,394
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2022, and the results of its operations and its cash flows for the nine month periods ended March 31, 2022 and 2021, have been included. The condensed consolidated balance sheet as of June 30, 2021 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.
Operating results for the nine month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2022.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $7,397 and $781 in the three months ended March 31, 2022 and 2021, respectively, and $15,643 and $2,777 in the nine months ended March 31, 2022 and 2021, respectively, is recorded in cost of sales in the condensed statements of consolidated income.

2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and nine months ended March 31, 2022 and 2021. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended March 31,
	2022			2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$541,622	$314,626	$856,248	$461,945	$262,672	$724,617
Canada	70,493	—	70,493	66,146	—	66,146
Other countries	46,883	7,038	53,921	44,801	5,373	50,174
Total	$658,998	$321,664	$980,662	$572,892	$268,045	$840,937

	Nine Months Ended March 31,
	2022			2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,495,198	$882,025	$2,377,223	$1,294,643	$721,845	$2,016,488
Canada	211,322	—	211,322	180,851	—	180,851
Other countries	140,567	20,105	160,672	126,372	16,320	142,692
Total	$1,847,087	$902,130	$2,749,217	$1,601,866	$738,165	$2,340,031

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.2%	40.5%	36.8%	35.1%	41.1%	37.0%
Industrial Machinery	10.6%	27.9%	16.3%	10.1%	26.7%	15.4%
Metals	11.4%	7.7%	10.2%	10.9%	6.9%	9.6%
Food	12.6%	2.7%	9.4%	13.2%	2.6%	9.8%
Forest Products	10.8%	2.1%	7.9%	10.9%	2.7%	8.3%
Chem/Petrochem	2.9%	13.3%	6.3%	3.2%	13.5%	6.5%
Cement & Aggregate	7.1%	1.1%	5.2%	8.1%	1.1%	5.9%
Oil & Gas	5.5%	1.1%	4.1%	3.8%	1.1%	2.9%
Transportation	3.9%	3.6%	3.8%	4.7%	4.3%	4.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended March 31,
	2022			2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.8%	40.1%	36.5%	35.6%	40.1%	36.9%
Industrial Machinery	10.5%	28.6%	16.4%	9.6%	26.6%	15.0%
Metals	11.2%	7.4%	10.0%	10.5%	6.8%	9.4%
Food	12.6%	2.5%	9.3%	13.8%	2.9%	10.3%
Forest Products	10.6%	2.2%	7.9%	10.9%	2.9%	8.4%
Chem/Petrochem	3.2%	13.6%	6.6%	3.4%	13.7%	6.6%
Cement & Aggregate	7.6%	1.1%	5.4%	7.8%	1.1%	5.7%
Oil & Gas	5.4%	1.2%	4.0%	3.7%	1.1%	2.9%
Transportation	4.1%	3.3%	3.9%	4.7%	4.8%	4.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and nine months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	36.3%	11.5%	28.2%	37.2%	7.7%	27.8%
Fluid Power	12.7%	36.5%	20.5%	13.4%	38.3%	21.3%
General Maintenance: Hose Products & Other	21.1%	18.8%	20.4%	20.5%	18.8%	20.0%
Bearings, Linear & Seals	29.9%	0.5%	20.2%	28.9%	0.2%	19.7%
Specialty Flow Control	—%	32.7%	10.7%	—%	35.0%	11.2%
Total	100%	100%	100%	100%	100%	100%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2022			2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	36.8%	10.7%	28.3%	37.4%	7.8%	28.0%
Fluid Power	12.8%	37.1%	20.8%	13.3%	38.2%	21.1%
General Maintenance; Hose Products & Other	21.1%	19.2%	20.4%	20.4%	16.0%	19.1%
Bearings, Linear & Seals	29.3%	0.5%	19.8%	28.9%	0.4%	19.9%
Specialty Flow Control	—%	32.5%	10.7%	—%	37.6%	11.9%
Total	100%	100%	100%	100%	100%	100%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	March 31, 2022	June 30, 2021	$ Change	% Change
Contract assets	$16,400	$15,178	$1,222	8.1%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois provider of high technology solutions for advanced factory automation. Floody is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,049, net tangible assets acquired were $1,504, and intangible assets including goodwill were $6,545 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,000 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2022, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2021 Acquisitions
On December 31, 2020, the Company acquired 100% of the outstanding shares of Gibson Engineering Company (Gibson), a Norwood, Massachusetts provider of automation products, services, and engineered solutions focused on machine vision, motion control, mobile and collaborative robotic solutions, intelligent sensors, and other related equipment. Gibson is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $15,341, net tangible assets acquired were $955, and intangible assets including goodwill were $14,386 based upon estimated fair values at the acquisition date. The purchase price includes $1,904 of acquisition holdback payments, of which $935 was paid during the nine months ended March 31, 2022. The remaining balance of $969 is included in other current liabilities on the condensed consolidated balance sheet as of March 31, 2022, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

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

4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the fiscal year ended June 30, 2021 and the nine month period ended March 31, 2022 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at June 30, 2020	$208,570	$332,024	$540,594
Goodwill acquired during the period	—	15,757	15,757
Other, primarily currency translation	3,726	—	3,726
Balance at June 30, 2021	$212,296	$347,781	$560,077
Goodwill acquired during the period	—	3,531	3,531
Other, primarily currency translation	(287)	430	143
Balance at March 31, 2022	$212,009	$351,742	$563,751

The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2022.  The Company concluded that all of the the reporting units’ fair values exceeded their carrying amounts by at least 25% as of January 1, 2022.
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
At March 31, 2022 and June 30, 2021, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Fluid Power & Flow Control segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2022	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$354,754	$161,686	$193,068
Trade names	105,655	42,901	62,754
Vendor relationships	11,464	10,472	992
Other	2,321	634	1,687
Total Identifiable Intangibles	$474,194	$215,693	$258,501

June 30, 2021	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$353,028	$143,862	$209,166
Trade names	104,780	37,626	67,154
Vendor relationships	11,469	9,859	1,610
Other	2,070	372	1,698
Total Identifiable Intangibles	$471,347	$191,719	$279,628
Fully amortized amounts are written off.
During the nine month period ended March 31, 2022, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2022) for the next five years is as follows: $7,800 for the remainder of 2022, $30,000 for 2023, $26,300 for 2024, $24,100 for 2025, $22,400 for 2026 and $20,600 for 2027.

5.     DEBT
A summary of long-term debt, including the current portion, follows:

	March 31, 2022	June 30, 2021
Revolving credit facility	$442,592	$—
Term Loan	—	550,250
Trade receivable securitization facility	188,300	188,300
Series C notes	40,000	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	664	846
Total debt	$721,556	$829,396
Less: unamortized debt issuance costs	193	1,016
	$721,363	$828,380
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $457,208 at March 31, 2022, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 1.3% as of March 31, 2022.
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
The Company paid $1,956 of debt issuance costs related to the new revolving credit facility in the nine months ended March 31, 2022, which are included in other current assets and other assets on the condensed consolidated balance sheet as of March 31, 2022 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under Accounting Standards Codification (ASC) Topic 470 - Debt. As a result of this analysis, $118 of unamortized debt issuance costs were expensed and included within interest expense, net on the condensed statements of consolidated income in the nine months ended March 31, 2022, and $540 of unamortized debt issuance costs were rolled forward into the new credit facility and were reclassified from the current portion of long-term debt and long-term debt into other current assets and other assets on the condensed consolidated balance sheet as of March 31, 2022, and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,798 and $4,540 as of March 31, 2022 and June 30, 2021, respectively, in order to secure certain insurance obligations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of March 31, 2022 and June 30, 2021 was 1.16% and 1.20%, respectively. The termination date of the AR Securitization is March 26, 2024.
Unsecured Shelf Facility
At March 31, 2022 and June 30, 2021, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes had an original principal amount of $120,000, carry a fixed interest rate of 3.19%, and the remaining principal balance is due in July 2022. The "Series D" notes had an original principal amount of $50,000, carry a fixed interest rate of 3.21%, and the remaining principal balance is due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declines over time. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During fiscal 2021, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The new

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converts $409,000 of variable rate debt to a rate of 2.65% as of March 31, 2022. The interest rate swap converted $420,000 of variable rate debt to a rate of 3.38% as of June 30, 2021. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $12,441 as of March 31, 2022, which is included in other current assets and other assets in the condensed consolidated balance sheet. The fair value (Level 2 fair value hierarchy) of the interest rate cash flow hedge was $14,346 as of June 30, 2021, which is included in other current liabilities and other liabilities in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive income, before tax, to interest expense, net totaled $2,462 and $2,992 for the three months ended March 31, 2022 and 2021, respectively, and $7,632 and $8,504 for the nine months ended March 31, 2022 and 2021, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at March 31, 2022 and June 30, 2021 totaled $17,667 and $16,844, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of March 31, 2022 and June 30, 2021, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended March 31, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at December 31, 2021	$(88,817)	$(3,559)	$(559)	$(92,935)
Other comprehensive income	6,783	—	13,382	20,165
Amounts reclassified from accumulated other comprehensive (loss) income	—	56	1,858	1,914
Net current-period other comprehensive income	6,783	56	15,240	22,079
Balance at March 31, 2022	$(82,034)	$(3,503)	$14,681	$(70,856)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at December 31, 2020	$(85,222)	$(4,462)	$(17,680)	$(107,364)
Other comprehensive (loss) income	(434)	—	6,615	6,181
Amounts reclassified from accumulated other comprehensive (loss) income	—	52	2,260	2,312
Net current-period other comprehensive (loss) income	(434)	52	8,875	8,493
Balance at March 31, 2021	$(85,656)	$(4,410)	$(8,805)	$(98,871)

	Nine Months Ended March 31, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2021	$(80,838)	$(3,673)	$(8,581)	$(93,092)
Other comprehensive (loss) income	(1,196)	—	17,504	16,308
Amounts reclassified from accumulated other comprehensive (loss) income	—	170	5,758	5,928
Net current-period other comprehensive (loss) income	(1,196)	170	23,262	22,236
Balance at March 31, 2022	$(82,034)	$(3,503)	$14,681	$(70,856)

	Nine Months Ended March 31, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2020	$(105,094)	$(4,564)	$(19,772)	$(129,430)
Other comprehensive income	19,438	—	4,544	23,982
Amounts reclassified from accumulated other comprehensive (loss) income	—	154	6,423	6,577
Net current-period other comprehensive income	19,438	154	10,967	30,559
Balance at March 31, 2021	$(85,656)	$(4,410)	$(8,805)	$(98,871)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive Income
Details of other comprehensive income are as follows:

	Three Months Ended March 31,
	2022			2021
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$6,782	$(1)	$6,783	$(496)	$(62)	$(434)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	74	18	56	68	16	52
Unrealized gain on cash flow hedge	17,738	4,356	13,382	8,758	2,143	6,615
Reclassification of interest from cash flow hedge into interest expense	2,462	604	1,858	2,992	732	2,260
Other comprehensive income	$27,056	$4,977	$22,079	$11,322	$2,829	$8,493

	Nine Months Ended March 31,
	2022			2021
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(1,183)	$13	$(1,196)	$19,529	$91	$19,438
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	224	54	170	203	49	154
Unrealized gain on cash flow hedge	23,201	5,697	17,504	6,017	1,473	4,544
Reclassification of interest from cash flow hedge into interest expense	7,632	1,874	5,758	8,504	2,081	6,423
Other comprehensive income	$29,874	$7,638	$22,236	$34,253	$3,694	$30,559
Anti-dilutive Common Stock Equivalents
In the three month period ended March 31, 2022, stock options and stock appreciation rights related to 77 shares of common stock were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive. In the nine month periods ended March 31, 2022 and 2021, stock options and stock appreciation rights related to 107 and 291 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $7,397 and $781 in the three months ended March 31, 2022 and 2021, respectively, and $15,643 and $2,777 in the nine months ended March 31, 2022 and 2021, respectively, is recorded in cost of sales in the condensed statements of consolidated income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment, of $9,951 and $8,835, in the three months ended March 31, 2022 and 2021, respectively, and $26,942 and $23,773 in the nine months ended March 31, 2022 and 2021 respectively, have been eliminated in the Segment Financial Information tables below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Three Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2022
Net sales	$658,998	$321,664	$980,662
Operating income for reportable segments	81,640	40,586	122,226
Depreciation and amortization of property	4,362	990	5,352
Capital expenditures	3,435	729	4,164

March 31, 2021
Net sales	$572,892	$268,045	$840,937
Operating income for reportable segments	65,553	30,829	96,382
Depreciation and amortization of property	4,230	850	5,080
Capital expenditures	3,150	578	3,728

Nine Months Ended	Service Center Based Distribution	Fluid Power & Flow Control	Total
March 31, 2022
Net sales	$1,847,087	$902,130	$2,749,217
Operating income for reportable segments	213,743	111,817	325,560
Assets used in business	1,401,236	982,335	2,383,571
Depreciation and amortization of property	13,112	3,103	16,215
Capital expenditures	9,571	2,103	11,674

March 31, 2021
Net sales	$1,601,866	$738,165	$2,340,031
Operating income for reportable segments	158,108	83,337	241,445
Assets used in business	1,385,648	919,740	2,305,388
Depreciation and amortization of property	12,877	2,764	15,641
Capital expenditures	10,680	1,497	12,177

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating income for reportable segments	$122,226	$96,382	$325,560	$241,445
Adjustment for:
Intangible amortization—Service Center Based Distribution	848	944	2,621	4,507
Intangible amortization—Fluid Power & Flow Control	7,043	7,293	21,475	21,731
Impairment—Service Center Based Distribution	—	—	—	49,528
Corporate and other expense, net	18,492	13,678	52,830	41,326
Total operating income (loss)	95,843	74,467	248,634	124,353
Interest expense, net	5,852	7,608	20,249	22,919
Other expense (income), net	469	(1,657)	(712)	(1,746)
Income before income taxes	$89,522	$68,516	$229,097	$103,180
The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

10.    OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Unrealized loss (gain) on assets held in rabbi trust for a non-qualified deferred compensation plan	$1,090	$(642)	$150	$(3,104)
Foreign currency transactions loss (gain)	413	(485)	63	1,736
Net other periodic post-employment costs	152	71	457	213
Life insurance income, net	(1,157)	(543)	(1,311)	(402)
Other, net	(29)	(58)	(71)	(189)
Total other expense (income), net	$469	$(1,657)	$(712)	$(1,746)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,000 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2022, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 566 facilities.
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
Overview
Consolidated sales for the quarter ended March 31, 2022 increased $139.7 million or 16.6% compared to the prior year quarter, with acquisitions increasing sales by $3.5 million or 0.4%, and unfavorable foreign currency translation of $1.1 million decreasing sales by 0.1%. The Company had operating income of $95.8 million, or operating margin of 9.8% of sales for the quarter ended March 31, 2022 compared to an operating income of $74.5 million, or operating margin of 8.9% of sales for the same quarter in the prior year. The quarter ended March 31, 2022 had net income of $68.3 million compared to net income of $56.1 million in the prior year quarter. The current ratio was 2.8 to 1 at March 31, 2022 and at June 30, 2021.
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
The MCU (total industry) and IP indices have increased since June 2021. The MCU for March 2022 was 78.3, which is up from the December and June revised readings of 76.3 and 75.7, respectively. The ISM PMI registered 57.1 in March, down from the December and June 2021 revised readings of 58.8 and 60.9, respectively. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
March 2022	78.3	57.1	102.6
February 2022	77.7	58.6	101.7
January 2022	77.0	57.6	100.5
December 2021	76.3	58.8	100.4
June 2021	75.7	60.9	98.2

The number of Company employees was 6,008 at March 31, 2022, 5,976 at June 30, 2021, and 6,032 at March 31, 2021. The number of operating facilities totaled 566 at March 31, 2022, 568 at June 30, 2021 and 571 at March 31, 2021.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 2022 and 2021
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2022	2021
Net sales	100.0%	100.0%	16.6%
Gross profit	29.3%	29.4%	16.2%
Selling, distribution & administrative expense	19.5%	20.5%	10.8%
Operating income	9.8%	8.9%	28.7%
Net income	7.0%	6.7%	21.8%
During the quarter ended March 31, 2022, sales increased $139.7 million or 16.6% compared to the prior year quarter, with sales from acquisitions adding $3.5 million or 0.4% and unfavorable foreign currency translation accounting for a decrease of $1.1 million or 0.1%. There were 64 selling days in the quarter ended March 31, 2022 and 63 selling days in the quarter ended March 31, 2021. Excluding the impact of businesses acquired and foreign currency translation, sales were up $137.3 million or 16.3% during the quarter, driven by an increase from operations of 14.7% reflecting positive industrial activity, as well as a 1.6% increase due to one additional sales day.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended March 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
Service Center Based Distribution	$659.0	$572.9	$86.1	$—	$(1.1)	$87.2
Fluid Power & Flow Control	321.7	268.0	53.6	3.5	—	50.1
Total	$980.7	$840.9	$139.7	$3.5	$(1.1)	$137.3
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $86.1 million or 15.0%. Unfavorable foreign currency translation decreased sales by $1.1 million or 0.2%. Excluding the impact of foreign currency translation, sales increased $87.2 million or 15.2%, driven by an increase of 13.6% from operations due to benefits from break-fix MRO activity, stronger local account growth and sales process initiatives, as well as a 1.6% increase due to one additional sales day.
Sales from our Fluid Power & Flow Control segment increased $53.6 million or 20.0%. Acquisitions within this segment increased sales by $3.5 million or 1.3%. Excluding the impact of businesses acquired, sales increased $50.1 million or 18.7%, driven by an increase of 17.1% from operations due to strong demand across the technology, off-highway mobile, life sciences, chemical, metals and machinery industries, and emerging strength across the refinery and petro-chemical end markets, as well as a 1.6% increase due to one additional sales day.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Three Months Ended March 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2022	2021		Acquisitions
United States	$856.2	$724.6	$131.6	$3.5	$—	$128.1
Canada	70.5	66.1	4.3	—	0.1	4.2
Other countries	54.0	50.2	3.8	—	(1.2)	5.0
Total	$980.7	$840.9	$139.7	$3.5	$(1.1)	$137.3
Sales in our U.S. operations were up $131.6 million or 18.2%, as acquisitions added $3.5 million or 0.5%. Excluding the impact of businesses acquired, U.S. sales were up $128.1 million or 17.7%, driven by a 16.1% increase in operations, as well as a 1.6% increase due to one additional sales day. Sales from our Canadian operations increased $4.3 million or 6.6%. Favorable foreign currency translation increased Canadian sales by $0.1 million or 0.1%. Excluding the impact of foreign currency translation, Canadian sales increased $4.2 million or 6.5%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $3.8 million or 7.5% from the prior year. Unfavorable foreign currency translation decreased other country sales by $1.2 million or 2.4%. Excluding the impact of currency translation, other country sales were up $5.0 million, or 9.9% during the quarter.
Our gross profit margin was 29.3% in the quarter ended March 31, 2022 compared to 29.4% in the prior year quarter. The gross profit margin for the current year quarter was negatively impacted by 67 basis points due to a $6.6 million increase in LIFO expense over the prior year quarter driven by inflation. The decrease in gross profit margin from the prior year quarter is offset by price actions, channel execution, effective freight management, and other ongoing margin initiatives providing benefit.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
SD&A	$191.5	$172.8	$18.7	$0.9	$(0.4)	$18.2
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.5% of sales in the quarter ended March 31, 2022 compared to 20.5% in the prior year quarter. SD&A increased $18.7 million or 10.8% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended March 31, 2022 by $0.4 million or 0.2% compared to the prior year quarter. SD&A from businesses acquired added $0.9 million or 0.5% of SD&A expenses, including $0.1 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $18.2 million or 10.5% during the quarter ended March 31, 2022 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $10.4 million during the quarter ended March 31, 2022 as a result of merit increases and improved Company performance. Also, travel & entertainment and fleet expenses increased $1.8 million during the quarter ended March 31, 2022 primarily driven by higher fuel costs in the current quarter along with reduced travel activity related to COVID-19 in the prior year quarter. In addition, bad debt expense increased $1.8 million, primarily tied to the increase in sales. All other expenses within SD&A were up $4.2 million.
Operating income increased $21.4 million, and as a percent of sales increased to 9.8% from 8.9% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 12.4% in the current year quarter from 11.4% in the prior year quarter. Operating income, as a percentage of sales for the Fluid Power & Flow Control segment increased to 12.6% in the current year quarter from 11.5% in the prior year quarter.
Other expense (income), net was expense of $0.5 million for the quarter, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $1.1 million, net unfavorable foreign currency transaction losses of $0.4

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

million, and $0.2 million of other expense, offset by $1.2 million of life insurance income. During the prior year quarter, other expense (income), net was income of $1.7 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.6 million, net favorable foreign currency transaction gains of $0.5 million, and $0.6 million of income from other items.
The effective income tax rate was 23.7% for the quarter ended March 31, 2022 compared to 18.2% for the quarter ended March 31, 2021. The increase in the effective tax rate is due to changes in compensation-related deductions and uncertain tax positions during the quarter ended March 31, 2022 compared to the prior year quarter.
As a result of the factors addressed above, net income for the quarter ended March 31, 2022 increased $12.2 million compared to the prior year quarter. Net income per share was $1.75 per share for the quarter ended March 31, 2022 compared to $1.42 per share in the prior year quarter.
Results of Operations
Nine Months Ended March 31, 2022 and 2021
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31, 2022		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2022	2021
Net sales	100.0%	100.0%	17.5%
Gross profit	29.1%	28.7%	19.0%
Selling, distribution & administrative expense	20.1%	21.3%	10.6%
Operating income	9.0%	5.3%	99.9%
Net income	6.5%	3.7%	108.5%
During the nine months ended March 31, 2022, sales increased $409.2 million or 17.5% compared to the prior year period, with sales from acquisitions adding $31.1 million or 1.3% and favorable foreign currency translation accounting for an increase of $6.9 million or 0.3%. There were 189 selling days in both the nine months ended March 31, 2022 and March 31, 2021. Excluding the impact of businesses acquired and foreign currency translation, sales were up $371.2 million or 15.9% during the period, driven by an increase from operations due to increased demand across key end markets.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Nine Months Ended March 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
Service Center Based Distribution	$1,847.1	$1,601.9	$245.2	$—	$6.9	$238.3
Fluid Power & Flow Control	902.1	738.2	164.0	31.1	—	132.9
Total	$2,749.2	$2,340.1	$409.2	$31.1	$6.9	$371.2
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $245.2 million or 15.3%. Favorable foreign currency translation increased sales by $6.9 million or 0.4%. Excluding the impact of foreign currency translation, sales increased $238.3 million or 14.9%, driven by an increase from operations due to benefits from break-fix MRO activity, stronger local account growth, and sales process initiatives.
Sales from our Fluid Power & Flow Control segment increased $164.0 million or 22.2%. Acquisitions within this segment increased sales by $31.1 million or 4.2%. Excluding the impact of businesses acquired, sales increased $132.9 million or 18.0%, driven by an increase from operations due to strong demand across the technology, off-highway mobile, life sciences, chemical, metals and machinery industries, and emerging strength across the refinery and petro-chemical end markets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Nine Months Ended March 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2022	2021		Acquisitions
United States	$2,377.2	$2,016.5	$360.7	$31.1	$—	$329.6
Canada	211.3	180.9	30.5	—	5.5	25.0
Other countries	160.7	142.7	18.0	—	1.4	16.6
Total	$2,749.2	$2,340.1	$409.2	$31.1	$6.9	$371.2
Sales in our U.S. operations were up $360.7 million or 17.9%, as acquisitions added $31.1 million or 1.5%. Excluding the impact of businesses acquired, U.S. sales were up $329.6 million or 16.4%. Sales from our Canadian operations increased $30.5 million or 16.8%. Favorable foreign currency translation increased Canadian sales by $5.5 million or 3.0%. Excluding the impact of foreign currency translation, Canadian sales were up $25.0 million or 13.8%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $18.0 million or 12.6% from the prior year. Favorable foreign currency translation increased other country sales by $1.4 million or 1.0%. Excluding the impact of currency translation, other country sales were up $16.6 million, or 11.6%, during the period.
Our gross profit margin was 29.1% in the nine months ended March 31, 2022 compared to 28.7% in the prior year period. The gross profit margin for the prior year period was negatively impacted by 31 basis points due to $7.4 million of non-routine costs from business alignment initiatives and cost actions recorded in the nine months ended March 31, 2021. This was offset by 47 basis points due to a $12.9 million increase in LIFO expense over the prior year period driven by inflation. Gross profit margins expanded year over year and sequentially primarily reflecting broad-based execution across the business and countermeasures in response to ongoing inflation and supply chain dynamics.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Nine Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
SD&A	$551.7	$498.7	$53.0	$8.1	$1.6	$43.3
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 20.1% of sales in the nine months ended March 31, 2022 compared to 21.3% in the prior year period. SD&A increased $53.0 million or 10.6% compared to the prior year period. Changes in foreign currency exchange rates had the effect of increasing SD&A during the nine months ended March 31, 2022 by $1.6 million or 0.3% compared to the prior year period. SD&A from businesses acquired added $8.1 million or 1.6% of SD&A expenses, including $0.7 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $43.3 million or 8.7% during the nine months ended March 31, 2022 compared to the prior year period. The Company incurred $0.4 million of non-routine expenses related to severance and closed facilities during the nine months ended March 31, 2021. Excluding the impact of acquisitions and severance, total compensation increased $39.7 million during the nine months ended March 31, 2022 as a result of merit increases and improved Company performance, in addition to cost reduction actions taken by the Company in the prior year in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) company match. All of the temporary cost reductions were reinstated in the second half of fiscal 2021. All other expenses within SD&A were up $4.0 million.
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
Operating income increased $124.3 million, and as a percent of sales increased to 9.0% from 5.3% during the prior year period, primarily due to non-cash impairment charges of $49.5 million in the prior year period.
Operating income, before impairment charges, as a percentage of sales for the Service Center Based Distribution segment increased to 11.6% in the current year period from 9.9% in the prior year period. Operating income, as a percentage of sales for the Fluid Power & Flow Control segment increased to 12.4% in the current year period from 11.3% in the prior year period.
Other expense (income), net was income of $0.7 million for the nine months ended March 31, 2022, which included $1.3 million of life insurance income, offset by other periodic post-employment costs of $0.5 million and other expense of $0.1 million. During the prior year period, other expense (income), net was income of $1.7 million and included unrealized gains on investments held by non-qualified deferred compensation trusts of $3.1 million and $0.3 million of income from other items, offset by net unfavorable foreign currency transaction losses of $1.7 million.
The effective income tax rate was 22.2% for the nine months ended March 31, 2022 compared to 17.1% for the nine months ended March 31, 2021. The increase in the effective tax rate is due to changes in compensation-related deductions and uncertain tax positions during the nine months ended March 31, 2022 compared to the prior year period. We expect our full year tax rate for fiscal 2022 to be in the 22.0% to 23.0% range.
As a result of the factors addressed above, net income for the nine months ended March 31, 2022 increased $92.8 million compared to the prior year period. Net income was $4.56 per share for the nine months ended March 31, 2022 compared to $2.18 per share in the prior year period.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2022, we had total debt obligations outstanding of $721.6 million compared to $829.4 million at June 30, 2021. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at March 31, 2022 was $830.7 million, compared to $768.9 million at June 30, 2021. The current ratio was 2.8 to 1 at March 31, 2022 and June 30, 2021.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2022	2021
Operating Activities	$133,823	$203,409
Investing Activities	(29,830)	(41,509)
Financing Activities	(173,366)	(130,534)
Exchange Rate Effect	(288)	4,099
(Decrease) Increase in Cash and Cash Equivalents	$(69,661)	$35,465

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The decrease in cash provided by operating activities during the nine months ended March 31, 2022 is driven by increases in working capital in this expansionary environment partially offset by increased operating results. Changes in cash flows between periods related to working capital were driven by (amounts in thousands):

Accounts receivable	$(50,537)
Inventories	$(106,225)
Accounts payable	$20,556
Net cash used in investing activities during the nine months ended March 31, 2022 decreased from the prior period primarily due to $7.0 million used for the acquisition of R.R. Floody in the current year compared to $30.0 million used for the acquisitions of Gibson Engineering and Advanced Control Solutions in the prior year period, offset by $14.8 million in cash payments for loans on company-owned life insurance in the current year.
Net cash used in financing activities during the nine months ended March 31, 2022 increased from the prior year period primarily due to a change in net debt activity, as there was $107.8 million of net debt payments in the current year period compared to $82.1 million of debt payments in the prior year period. Further, the Company used $13.6 million of cash for the purchase of treasury shares during the nine months ended March 31, 2022, while no shares were purchased in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 35,000 shares of treasury stock on the open market in the three months ended March 31, 2022 for $3.5 million. During the nine months ended March 31, 2022, we acquired 146,658 shares of treasury stock for $13.6 million. During the nine months ended March 31, 2021, the Company did not acquire any shares of treasury stock on the open market. At March 31, 2022, we had authorization to repurchase 317,960 shares.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	March 31, 2022	March 31, 2021
Revolving credit facility	$442,592	$—
Term Loan	—	550,250
Trade receivable securitization facility	188,300	188,300
Series C notes	40,000	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	664	846
Total debt	$721,556	$829,396
Less: unamortized debt issuance costs	193	1,016
	$721,363	$828,380
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $457.2 million at March 31, 2022, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 1.3% as of March 31, 2022.

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
The Company paid $2.0 million of debt issuance costs related to the new revolving credit facility in the nine months ended March 31, 2022, which are included in other current assets and other assets on the condensed consolidated balance sheet as of March 31, 2022 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under Accounting Standards Codification (ASC) Topic 470 - Debt. As a result of this analysis, $0.1 million of unamortized debt issuance costs were expensed and included within interest expense, net on the condensed statements of consolidated income in the nine months ended March 31, 2022, and $0.5 million of unamortized debt issuance costs were rolled forward into the new credit facility and were reclassified from the current portion of long-term debt and long term debt into other current assets and other assets on the condensed consolidated balance sheet as of March 31, 2022, and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.8 million and $4.5 million as of March 31, 2022 and June 30, 2021, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of March 31, 2022 and June 30, 2021 was 1.16% and 1.20%, respectively. The termination date of the AR Securitization is March 26, 2024.
Unsecured Shelf Facility
At March 31, 2022 and June 30, 2021, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes had an original principal amount of $120.0 million, carry a fixed interest rate of 3.19%, and the remaining principal balance is due in July 2022. The "Series D" notes had an original principal amount of $50.0 million, carry a fixed interest rate of 3.21%, and the remaining principal balance is due in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2022, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At March 31, 2022, the Company's net indebtedness was below 1.5 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at March 31, 2022.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			March 31,	June 30,
			2022	2021
Accounts receivable, gross			$636,177	$532,777
Allowance for doubtful accounts			18,098	16,455
Accounts receivable, net			$618,079	$516,322
Allowance for doubtful accounts, % of gross receivables			2.8%	3.1%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Provision for losses on accounts receivable	$1,577	$(200)	$2,905	$5,595
Provision as a % of net sales	0.16%	(0.02)%	0.11%	0.24%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 56.7 at March 31, 2022 compared to 51.9 at June 30, 2021.
As of March 31, 2022, approximately 4.3% of our accounts receivable balances are more than 90 days past due, compared to 3.0% at June 30, 2021. On an overall basis, our provision for losses on accounts receivable represents 0.16% of our sales in the three months ended March 31, 2022, compared to 0.02% of sales for the three months ended March 31, 2021, and 0.11% of sales for the nine months ended March 31, 2022 compared to 0.24% of sales for the nine months ended March 31, 2021. The decrease primarily relates to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.7 for the period ended March 31, 2022 and 4.3 for the period ended June 30, 2021.  We believe our inventory turnover ratio at the end of the year will be similar or slightly better than the ratio at March 31, 2022.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; risks relating to the effects of the COVID-19 pandemic; changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability (such as due to supply chain strains), changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; inflationary or deflationary trends in the cost of products, energy, labor and other operating costs; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, war, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition or results of operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2022 were as follows:

Period	(a) Total Number of Shares (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2022 to January 31, 2022	0	$0.00	0	352,960
February 1, 2022 to February 28, 2022	12	$98.77	0	352,960
March 1, 2022 to March 31, 2022	35,000	$101.15	35,000	317,960
Total	35,012	$101.15	35,000	317,960

(1)During the quarter the Company purchased 12 shares in connection with the Deferred Compensation Plan.
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
Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	April 28, 2022	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	April 28, 2022	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer