Form 10-K
period 2022-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2022-08-12
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2022

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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2021): $3,898,147,000.

The registrant had outstanding 38,493,690 shares of common stock as of August 5, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of Applied Industrial Technologies, Inc., to be held October 25, 2022, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
We are a leading distributor and solutions provider of industrial motion, power, control, and automation technologies. Through our comprehensive network of approximately 6,100 employee associates and 568 facilities including service center, fluid power, flow control, and automation operations, as well as repair shops and distribution centers, we offer a selection of more than 8.5 million stock keeping units with a focus on industrial bearings, power transmission products, fluid power components and systems, specialty flow control, and advanced factory automation solutions. We market our products with a set of service solutions including inventory management, engineering, design, assembly, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both MRO (maintenance, repair, and operating) and OEM (original equipment manufacturing) applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore. Headquartered in Cleveland, Ohio, Applied and its predecessor companies have engaged in business since 1923.
Our internet address is www.applied.com. The following documents are available via hyperlink from the investor relations area of our website:
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
•Charters for the Audit, Corporate Governance & Sustainability, and Executive Organization & Compensation Committees of Applied's Board of Directors
The information available via hyperlink from our website is not incorporated into this annual report on Form 10-K.
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
VALUE PROPOSITION
We serve a segment of the industrial market that requires technical expertise and service given that our products and solutions are directly tied to companies’ production and efficiency initiatives. As such, we believe we are integral to our customers’ supply chains considering the critical nature and direct exposure our solutions have on our customers’ core production equipment and plant capabilities. While we compete with other distributors and service providers offering products and solutions addressing this area of the industrial supply chain, we believe our industry position and value proposition benefits from relative advantages tied to the following key attributes:
1) Technical expertise in motion control technologies and related service offerings
2) Broad in-stock product offering, inventory availability, and repair capabilities
3) Tenured relationships with industrial customers and leading suppliers
4) Scale and proximity of our service center network relative to customer facilities
5) Leading positions in engineered fluid power and flow control solutions
6) Expanding capabilities in advanced automation solutions and smart technologies
7) Talent acquisition and development of technically-oriented sales associates, engineers, and service personnel
8) Business systems and distribution capabilities
9) Complementary offerings including indirect consumable supply inventory management
We focus on helping customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs, as well as optimize the efficiency and safety of their facilities and equipment. A primary focus for our service center network is responding to a critical “break-fix” situation, which requires knowledge of a customer’s facility, localized inventory, timely delivery capabilities, service execution, and accountability. In addition, our fluid power, flow control, and automation operations design, engineer, and integrate solutions focused on making a customer’s operations and equipment more productive, cost-efficient, and automated. We believe our products and solutions are increasingly critical within the industrial supply chain given increased manufacturing activity in the U.S., potential reshoring or localization of supply chains across North America, greater supply chain investments following the pandemic, an aging and tighter customer labor force, more sophisticated production equipment and processes, a greater focus on plant floor optimization, and compliance and regulatory requirements.
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
Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, linear motion components, and automation solutions, and, to a lesser extent, providers of tools, safety products, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations. We also compete with original equipment manufacturers and integrators. The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
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
•Leverage technical industry position in developing growth around emerging industrial technologies. We are expanding our position and capabilities focused on advanced factory automation and smart technologies that optimize and connect customers’ industrial supply chains. We believe we have a favorable position to capture this addressable market given our technical product focus, service capabilities, embedded customer relationships and knowledge across direct production infrastructure and equipment, and existing supplier relationships. Following several business acquisitions made in recent years, we now offer products and solutions focused on the design, assembly, integration, and distribution of machine vision, robotics, digital networking, and motion control technologies. Our emerging growth across these areas is diversifying our end-market exposure with greater penetration into technology, life sciences, logistics, and food and beverage industries. We expect to continue to expand our automation footprint and capabilities in coming years, as well as pursue opportunities tied to the Industrial Internet of Things (IIoT). We believe this market potential could be meaningful as technology continues to converge within traditional industrial supply chains and end-markets.
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
OPERATIONS
Our distribution and sales network consists of approximately 446 locations in our Service Center Distribution segment and 122 locations in our Fluid Power & Flow Control segment. This includes service centers, distribution centers, and facilities tied to our fluid power, flow control, and automation operations. Our service centers resemble local inventory hubs located in close proximity to our customers and focused primarily on MRO related fulfillment and service needs. Our fluid power, flow control, and automation locations support technical and shop-oriented services integral to the more specialized and integrated nature of the products and solutions they provide. Other operations and channels we market through include inventory management services for indirect consumable supplies and digital solutions including our Applied.com website, electronic data interchange (EDI) and other electronic interfaces with customers' technology platforms and plant maintenance systems.
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
Our operations are primarily based in the U.S. where 87% of our fiscal 2022 sales were generated. We also have international operations, the largest of which is in Canada (7% of fiscal 2022 sales) with the balance (6% of fiscal 2022 sales) in Mexico, Australia, New Zealand, and Singapore.
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
MARKETS
We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, cement, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, life sciences, mining, oil and gas, primary metals, technology, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our fiscal 2022 sales.
SERVICES
We believe part of our success, differentiation, and competitive advantage is attributable to the comprehensive set of services and solutions we provide, which we view as critical given the technical nature and application of our core product offering of motion, power, control, and automation technologies. The foundation of our service capabilities lies with our technically-oriented associate team, which includes engineers, industry segment specialists, mechanics, technicians, fluid power specialists, as well as our systems, shop network, and supplier relationships. We believe knowledge and service capabilities relating to our core product offering are increasingly needed across our customer base given skilled labor constraints within their operations, maintenance requirements, and more sophisticated plant equipment and processes. Our services and solutions help customers minimize production downtime, improve machine performance, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships. See the Reportable Segments section below for more detail on the various service solutions we provide to customers.
REPORTABLE SEGMENTS
We report results of operations in two segments: 1) Service Center Based Distribution, and 2) Fluid Power & Flow Control. In fiscal 2022, our Service Center Based Distribution segment represented 67% of our total sales, while our Fluid Power & Flow Control segment represented 33% of our total sales.
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
At June 30, 2022, we had approximately 6,100 associates across six countries, with geographic and segment counts as follows:

Country	Associates	Segment	Associates
United States	4,700	Service Center Based Distribution	3,900
Canada	700	Fluid Power & Flow Control	1,800
Other Countries	700	Other	400
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
Compensation and Benefits. We seek to provide competitive compensation and benefits in order to help attract and retain high quality associates. In the U.S., Applied offers comprehensive benefits with choices to fit our associates’ varied needs, including the following: medical, dental, vision, and prescription drug insurance; short and long-term disability benefits; life insurance plans; Section 401(k) retirement savings plan with company match; paid vacations and holidays; incentive programs in support of our pay for performance culture; an employee assistance program; and an educational reimbursement program.
Diversity and Inclusion. We are committed to a diverse and inclusive workplace that is respectful to all associates and believe this serves as a cornerstone for a strong company. We employ multiple initiatives to recruit, train, and advance diverse associates. In the area of recruitment, for example, we engage in on-campus events and targeted recruitment strategies, including networking with diverse professional groups, that increase our exposure to diverse populations in order to promote enhanced diversity in our hiring.
Health and Safety. Applied is also committed to the safety and well-being of our associates. In the U.S., all associates are required to complete specific assigned online training courses annually, which include offerings on workplace safety hazards and vehicle safety. In addition, role-specific training is assigned based on the types of hazards associates may face while carrying out their job function, such as training modules on operating in confined spaces, forklift operation, and lockout/tagout procedures. Our U.S. associates complete over 10,000 such safety training courses annually, helping to raise awareness of workplace risks.
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
SEASONALITY
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
ENVIRONMENTAL LAWS
We believe that compliance with government regulations relating to the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

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
When customers or prospective customers reduce production levels because of lower demand, increased supply, higher costs, supply chain or labor market disruptions, tight credit conditions, unfavorable currency exchange rates, adverse trade policies, foreign competition, other competitive disadvantage, offshoring of production, geopolitical instability, or other reasons, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships, and credit losses may increase. Inventory management becomes more difficult in times of economic uncertainty. Volatile economic and credit conditions also make it more difficult for us, as well as our customers and suppliers, to forecast and plan future business activities.
The extent to which the COVID-19 pandemic and measures taken in response thereto continue to impact our results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted. The COVID-19 pandemic created significant volatility, uncertainty, and economic disruption. The effects of the pandemic resulted in lost or delayed sales to us, and we experienced business disruptions as we modified our business practices (including travel, work locations, and cancellation of physical participation in meetings). While the pandemic’s impact on social and economic conditions in the U.S. has subsided, the extent to which it will continue to impact our results of operations and financial condition will depend on evolving factors that are uncertain and cannot be predicted, including the following: the duration, spread, and severity of the pandemic, particularly due to virus variants, in the countries in which we operate or otherwise in our supply chain; responsive measures taken by governmental authorities, businesses, and individuals; the effect on our customers and their demand for our products and services; the effect on our suppliers and disruptions to the global supply chain; disruptions to our ability to sell and provide our products and services and otherwise operate effectively, including as a result of travel restrictions and associates working from home; disruptions to our operations resulting from associate illness; restrictions or disruptions to, or reduced availability of, transportation; customers’ ability to pay for our services and products; closures of our facilities or those of our customers or suppliers; the impact of reduced customer demand on purchasing incentives we earn from suppliers; and how quickly and to what extent normal economic and operating conditions can resume. In addition, the pandemic’s impact on the economy could affect the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, labor supply and costs, and interest rates. The pandemic’s effects may also amplify the other risks and uncertainties described in this Annual Report on Form 10-K, and may continue to adversely affect our business, financial condition, results of operations, and/or stock price.
Supply chain disruptions could adversely affect our results of operations and financial condition. Our supply chain could be disrupted by natural or human-induced events or conditions, such as power or telecommunications outage, security incident, terrorist attack, war, other geopolitical events, public health emergency, earthquake, extreme weather events, fire, flood, other natural disasters, transportation disruption, labor actions, raw materials shortages, financial problems or insolvency, trade regulations or actions, inadequate manufacturing capacity or utilization to meet demand, or other reasons beyond our control. For example, the COVID-19 pandemic has disrupted certain suppliers’ operations and our ability to procure product to meet customer demand fully and timely, and may continue to do so in the future. When we can find acceptable alternate sources for certain products, they may cost more. Impairment of our ability to meet customer demand could result in lost sales, increased costs, reduced profitability, and damage to our reputation.
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
An increase in competition could decrease sales or earnings. We operate in a highly competitive industry. The industry remains fragmented, but is consolidating. Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, automation technologies, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Existing competitors have, and future competitors may have, greater financial or other resources than we do, broader or more appealing product or service offerings, greater market presence, stronger relationships with key suppliers or customers, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies or sales methods, business acquisition, or otherwise through competitive advantage, our sales and profitability could be adversely affected. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to product and service types, brands, quality, or prices. Technological evolution or other factors can render product and service offerings obsolete, potentially impairing our competitive position and our inventory values.
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 13% of our sales in 2022. This presence outside the U.S. increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions, and currency exchange fluctuations.

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
Loss of key supplier authorizations, lack of product availability, or changes in distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations, or a substantial decrease in the availability of their products (including due to supply chain disruptions, as noted above), could put us at a competitive disadvantage and have a material adverse effect on our business.
In addition, as a distributor, we face the risk of key product suppliers changing their relationships with distributors generally, or us in particular, in a manner that adversely impacts us. For example, key suppliers could change the following: the prices we must pay for their products relative to other distributors or relative to competing brands; the geographic or product line breadth of distributor authorizations; the number of distributor authorizations; supplier purchasing incentive or other support programs; product purchase or stocking expectations; or the extent to which the suppliers seek to serve end users directly.
The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand. Certain product suppliers have historically offered to their distributors, including us, incentives for purchasing their products. In addition to market, customer account-specific, or transaction-specific incentives, certain suppliers pay incentives to the distributor for attaining specific purchase volumes during a program period. In some cases, to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When demand for our products declines, we may be less inclined to add inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.
Volatility in product, energy, labor, and other costs can affect our profitability. Product manufacturers may adjust the prices of products we distribute for many reasons, including changes in their costs for raw materials, components, energy, labor, and tariffs and taxes on imports. In addition, a portion of our own distribution costs is composed of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. Labor costs are our largest expense. Our ability to pass along increases in our costs in a timely manner to our customers depends on execution, market conditions, and contractual limitations. Failing to pass along price increases timely in an inflationary environment, such as the current economic climate, or not maintaining sales volume while increasing prices, could significantly reduce our profitability.
While increases in the cost of products, labor, or energy could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Changes in energy or raw materials costs can also adversely affect customers; for example, declines in oil, gas, and coal prices may negatively impact customers operating in those industries and, consequently, our sales to those customers.
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
An interruption of operations at our headquarters or distribution centers, or in our means of transporting product, could adversely impact our business. Our business depends on maintaining operating activity at our headquarters and distribution centers, and being able to receive and deliver product in a timely manner. A serious, prolonged interruption due to power or telecommunications outage, security incident, terrorist attack, war, public health emergency, earthquake, extreme weather events, other natural disasters, fire, flood, transportation disruption, or other interruption could have a material adverse effect on our business and financial results.
FINANCIAL AND REPORTING RISKS
Our indebtedness entails debt service commitments that could adversely affect our ability to fulfill our obligations and could limit or reduce our flexibility. As of June 30, 2022, we had total debt obligations outstanding of $689.5 million. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. Our debt commitments may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to businesses in our industry that have lower levels of indebtedness. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.
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
As of June 30, 2022, we had remaining $563.2 million of goodwill and $250.6 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
We may be adversely affected by changes to interest rates on our borrowings. The U.K. Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced in 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors after June 30, 2023. Any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate prior to that date. Possible replacement rates include the Secured Overnight Financing Rate (SOFR). Uncertainty as to the nature of such phase out and selection of an alternative reference rate, together with disruption in the financial markets, could increase the cost of our indebtedness that is currently tied to LIBOR.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2022, we owned real properties at 113 locations and leased 411 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2022:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, hose shop
Florence, Kentucky	Distribution center
Baldwinsville, New York	Offices, warehouse, and fluid power shop
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2022 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Midland, Michigan	Flow control shop
Strongsville, Ohio	Offices and warehouse
Portland, Oregon	Distribution center
Stafford, Texas	Offices, warehouse, and flow control shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Nisku, Alberta	Offices, service center, and shops
Saskatoon, Saskatchewan	Service center and shop
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organization meeting held following the annual meeting of shareholders.
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 26, 2021:
:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since 2013 and Chief Executive Officer since 2011.	58
Fred D. Bauer	Vice President-General Counsel since 2002 and Secretary since 2001.	56
Warren E. Hoffner	Vice President, General Manager-Fluid Power & Flow Control since October 2018. He served as Vice President, General Manager-Fluid Power from 2003 to October 2018. The Board of Directors designated Mr. Hoffner an executive officer in 2015.	62
Kurt W. Loring	Vice President-Chief Human Resources Officer since 2014.	53
Jason W. Vasquez	Vice President-Sales & Marketing, U.S. Service Centers since June 2017. The Board of Directors designated Mr. Vasquez an executive officer in September 2021.	46
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017. Prior to joining Applied, Mr. Wells was Vice President & Chief Financial Officer of ESAB, a manufacturer of welding and material cutting products and a division of Colfax Corporation (NYSE: CFX).	59

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” On August 5, 2022, there were 3,326 shareholders of record including 2,222 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan.
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2022.

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	—	—	317,960
May 1, 2022 to May 31, 2022	—	—	—	317,960
June 1, 2022 to June 30, 2022	2,000	89.87	2,000	315,960
Total	2,000	89.87	2,000	315,960
(1)On October 24, 2016, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on October 26, 2016. Purchases could be made in the open market or in privately negotiated transactions.
On August 9, 2022, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on August 11, 2022. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 6. SELECTED FINANCIAL DATA.
This selected financial data should be read in conjunction with Applied's consolidated financial statements and related notes included elsewhere in this annual report as well as the section of the annual report titled Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except per share amounts and statistical data)	2022	2021	2020	2019	2018(d)
Consolidated Operations — Year Ended June 30
Net sales	$3,810,676	$3,235,919	$3,245,652	$3,472,739	$3,073,274
Depreciation and amortization of property	21,676	20,780	21,196	20,236	17,798
Amortization:
Intangible assets	31,879	34,365	41,553	41,883	32,065
SARs and stock options	3,284	2,526	2,954	2,437	1,961
Operating income (a) (b) (c)	357,858	205,454	88,989	233,788	225,827
Net income (a) (b) (c)	257,414	144,757	24,042	143,993	141,625
Per share data:
Net income:
Basic	6.69	3.73	0.62	3.72	3.65
Diluted (a) (b) (c)	6.58	3.68	0.62	3.68	3.61
Cash dividend	1.34	1.30	1.26	1.22	1.18

Year-End Position — June 30
Working capital	$859,902	$768,875	$733,686	$724,344	$625,469
Long-term debt (including portion classified as current)	689,495	829,396	935,276	959,829	966,063
Total assets	2,452,588	2,271,807	2,283,551	2,331,697	2,285,741
Shareholders’ equity	1,149,355	932,546	843,542	897,034	814,963

Year-End Statistics — June 30
Current ratio	2.7	2.8	2.7	2.7	2.4
Operating facilities	568	568	580	600	610
Shareholders of record	3,344	3,535	3,772	4,165	4,323
Return on assets (a) (b) (c) (e)	11.1%	6.4%	1.0%	6.3%	8.0%
Return on equity (a) (b) (c) (f)	24.7%	16.3%	2.8%	16.8%	18.2%

Capital expenditures	$18,124	$15,852	$20,115	$18,970	$23,230

Cash Returned to Shareholders During the Year
Dividends paid	$51,805	$50,664	$48,873	$47,266	$45,858
Purchases of treasury shares	13,784	40,089	—	11,158	22,778
Total	$65,589	$90,753	$48,873	$58,424	$68,636
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
(e)Return on assets is calculated as net income divided by monthly average assets.
(f)Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With approximately 6,100 associates across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies, Inc. ("Applied," the "Company," "We," "Us," or "Our") is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2022, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from approximately 568 facilities.
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
Our fiscal 2022 consolidated sales were $3.8 billion, an increase of $574.8 million or 17.8% compared to the prior year, with the acquisitions of Advanced Control Solutions (ACS), Gibson Engineering (Gibson) and R.R. Floody Company (Floody) increasing sales by $34.1 million or 1.1% and favorable foreign currency translation of $2.4 million increasing sales by 0.1%. Gross profit margin increased to 29.0% for fiscal 2022 from 28.9% for fiscal 2021. Operating margin increased to 9.4% in fiscal 2022 from 6.3% in fiscal 2021.
Our earnings per share was $6.58 in fiscal 2022 versus $3.68 in fiscal year 2021.
Fiscal 2021 results included a $49.5 million pre-tax non-cash charge related to the impairment of certain intangible, lease, and fixed assets, as well as non-routine costs of $7.8 million pre-tax, which were the result of weaker economic conditions and business alignment initiatives across a portion of the Service Center Based Distribution segment operations exposed to oil and gas end markets. Total non-routine costs of $7.8 million pre-tax included a $7.4 million inventory reserve charge recorded within cost of sales, and $0.4 million related to severance and facility consolidation recorded in selling, distribution and administrative expense. These charges were offset in the prior year by non-routine income of $2.6 million. On a net basis, the fiscal 2021 non-routine items unfavorably impacted operating income by $54.7 million, net income by $41.7 million, and earnings per share by $1.06 per share.
Shareholders’ equity was $1,149.4 million at June 30, 2022 compared to $932.5 million at June 30, 2021. Working capital increased $91.0 million from June 30, 2021 to $859.9 million at June 30, 2022. The current ratio was 2.7 to 1 and 2.8 to 1 at June 30, 2022 and at June 30, 2021, respectively.
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

The MCU (total industry) and IP indices increased since June 2021 correlating with an overall increase in the economy in the same period. The ISM PMI registered 53.0 in June 2022, a decrease from the June 2021 revised reading of 60.9. A reading above 50 generally indicates expansion. The index readings for the months during the most recent quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2022	80.0	53.0	101.6
May 2022	80.3	56.1	102.2
April 2022	80.4	55.4	102.7
March 2022	79.9	57.1	102.1
December 2021	78.7	58.8	100.3
September 2021	77.4	60.5	98.2
June 2021	77.7	60.9	98.1
RESULTS OF OPERATIONS
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended June 30, 2022 and 2021. For the comparison of the years ended June 30, 2021 and 2020, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Annual Report on Form 10-K.
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2022	2021	% Change
Net Sales	100.0%	100.0%	17.8%
Gross Profit Margin	29.0%	28.9%	18.3%
Selling, Distribution & Administrative Expense	19.7%	21.0%	10.1%
Operating Income	9.4%	6.3%	74.2%
Net Income	6.8%	4.5%	77.8%
Sales in fiscal 2022 were $3.8 billion, which was $574.8 million or 17.8% above the prior year, with sales from acquisitions adding $34.1 million or 1.1% and favorable foreign currency translation accounting for an increase of $2.4 million or 0.1%. There were 252.5 selling days in both fiscal 2022 and 2021. Excluding the impact of businesses acquired and foreign currency translation, sales were up $538.3 million or 16.6% during the year, driven by an increase from operations reflecting positive growth across core end markets, including heavy industrial verticals, as well as ongoing pricing actions and our internal growth initiatives.
The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2022	2021
Service Center Based Distribution	$2,565.6	$2,199.5	$366.1	$—	$2.4	$363.7
Fluid Power & Flow Control	1,245.1	1,036.4	208.7	34.1	—	174.6
Total	$3,810.7	$3,235.9	$574.8	$34.1	$2.4	$538.3
Sales in our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $366.1 million, or 16.6%. Favorable foreign currency translation increased sales by $2.4 million or 0.1%. Excluding the impact of businesses acquired and the impact of foreign currency translation, sales increased $363.7 million or 16.5% during the year, driven by an increase from operations due to benefits from break-fix MRO activity, sales process initiatives, as well as incremental growth from heavy industry verticals, with the strongest growth from the metals, machinery, aggregates, mining, pulp & paper, rubber & plastics, energy, and lumber & wood end markets.

Sales in our Fluid Power & Flow Control segment increased $208.7 million or 20.1%. Acquisitions within this segment, primarily Gibson and Floody, increased sales $34.1 million or 3.3%. Excluding the impact of businesses acquired, sales increased $174.6 million or 16.8%, driven by an increase from operations due to ongoing demand strength across technology verticals and automation, as well as end market growth across the metals, chemicals, refining, utilities, pulp & paper and mining end-markets, partially offset by supply chain bottlenecks.
The following table shows changes in sales by geographical area. Other countries include Mexico, Australia, New Zealand, and Singapore.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2022	2021
United States	$3,299.8	$2,782.9	$516.9	$34.1	$—	$482.8
Canada	291.5	255.4	36.2	—	2.8	33.4
Other Countries	219.4	197.7	21.7	—	(0.4)	22.1
Total	$3,810.7	$3,235.9	$574.8	$34.1	$2.4	$538.3
Sales in our U.S. operations increased $516.9 million or 18.6%, with acquisitions adding $34.1 million or 1.2%. Excluding the impact of businesses acquired, U.S. sales were up $482.8 million or 17.4%, driven by an increase from operations. Sales from our Canadian operations increased $36.2 million or 14.2%, while favorable foreign currency translation increased Canadian sales by $2.8 million or 1.1%. Excluding the impact of foreign currency translation, Canadian sales were up $33.4 million or 13.1%. Consolidated sales from our other countries operations increased $21.7 million or 11.0% compared to the prior year. Unfavorable foreign currency translation decreased other countries sales by $0.4 million or 0.2%. Excluding the impact of foreign currency translation, other countries sales were up $22.1 million or 11.2% compared to the prior year, driven by an increase from operations, primarily a $13.9 million increase in Mexican sales due to increased industrial activity, primarily related to steel operations.
Our gross profit margin increased to 29.0% in fiscal 2022 compared to 28.9% in fiscal 2021. Gross profit margin expanded year over year and sequentially primarily reflecting broad-based execution across the business and countermeasures in response to ongoing inflation and supply chain dynamics. This was offset by 72 basis points due to a $27.3 million increase in LIFO expense year over year.
The following table shows the changes in selling, distribution, and administrative expense (SD&A).

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Increase	Acquisitions	Foreign Currency	Organic Change
	2022	2021
SD&A	$749.1	$680.5	$68.5	$9.3	$0.5	$58.7
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility related expenses and expenses incurred in acquiring businesses. SD&A increased $68.5 million or 10.1% during fiscal 2022 compared to the prior year, and as a percentage of sales decreased to 19.7% in fiscal 2022 compared to 21.0% in fiscal 2021. Changes in foreign currency exchange rates had the effect of increasing SD&A by $0.5 million or 0.1% compared to the prior year. SD&A from businesses acquired added $9.3 million or 1.4%, including $0.8 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable impact from foreign currency translation, SD&A increased $58.7 million or 8.6% during fiscal 2022 compared to fiscal 2021. The Company incurred $0.4 million of non-routine expenses related to severance and closed facilities during fiscal 2021. Excluding the impact of acquisitions and severance, total compensation increased $50.3 million during fiscal 2022, primarily due to cost reduction actions taken by the Company in fiscal 2021 in response to the COVID-19 pandemic, including headcount reductions, temporary furloughs and pay reductions, and suspension of the 401(k) plan company match. Also, excluding the impact of acquisitions, travel & entertainment and fleet expenses increased $9.0 million during 2022, primarily due to reduced travel activity related to COVID-19 in the prior year. All other expenses within SD&A were down $0.2 million.
During fiscal 2021, the Company determined that an impairment existed in two of its three asset groups within the Service Center Based Distribution segment that have significant exposure to oil and gas end markets as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45.0 million, as the fair value of the intangible assets was determined to be zero. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $2.0 million and $2.5 million, respectively, which were recorded in fiscal 2021. Combined, the non-cash impairment charges decreased net income by $37.8 million and earnings per share by $0.96 per share for fiscal 2021.
Operating income increased $152.4 million, or 74.2%, to $357.9 million during fiscal 2022 from $205.5 million during fiscal 2021, and as a percentage of sales, increased to 9.4% from 6.3%, primarily due to gross profit margin expansion and control of SD&A expense in fiscal 2022, in addition to the $49.5 million non-cash impairment charges recorded in fiscal 2021.
Operating income, before impairment charges, as a percentage of sales for the Service Center Based Distribution segment increased to 11.8% in fiscal 2022 from 10.2% in fiscal 2021. Operating income as a percentage of sales for the Fluid Power & Flow Control segment increased to 12.6% in fiscal 2022 from 11.8% in fiscal 2021.
Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other expense (income), net, represents certain non-operating items of income and expense, and was $1.8 million of expense in fiscal 2022 compared to $2.2 million of income in fiscal 2021. Current year expense primarily consists of unrealized loss on investments held by non-qualified deferred compensation trusts of $2.6 million and other expense of $0.6 million, offset by life insurance income of $1.4 million. Fiscal 2021 income consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $4.0 million and other income of $0.3 million offset by foreign currency transaction losses of $2.1 million.
The effective income tax rate was 21.9% for fiscal 2022 compared to 18.2% for fiscal 2021. The increase in the effective tax rate is due to changes in compensation-related deductions and uncertain tax positions in fiscal 2022 compared to the prior year.
As a result of the factors discussed above, net income for fiscal 2022 increased $112.7 million from the prior year. Net income per share was $6.58 per share for fiscal 2022 compared to $3.68 per share for fiscal 2021.
We had a total of 568 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore at June 30, 2022 and June 30, 2021.
The approximate number of Company employees was 6,100 at June 30, 2022 and 5,900 at June 30, 2021.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2022 we had total debt obligations outstanding of $689.5 million compared to $829.4 million at June 30, 2021. Management expects that our existing cash, cash equivalents, funds available under our debt facilities, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries we operate in, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company’s working capital at June 30, 2022 was $859.9 million compared to $768.9 million at June 30, 2021. The current ratio was 2.7 to 1 at June 30, 2022 and 2.8 to 1 at June 30, 2021.

Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows.

Amounts in thousands	Year Ended June 30,
	2022	2021
Net Cash Provided by (Used in):
Operating Activities	$187,570	$241,697
Investing Activities	(35,658)	(44,930)
Financing Activities	(223,029)	(213,037)
Exchange Rate Effect	(2,154)	5,464
(Decrease) Increase in Cash and Cash Equivalents	$(73,271)	$(10,806)
The decrease in cash provided by operating activities during fiscal 2022 is driven by changes in working capital for the year offset by increased operating results. Changes in cash flows between years related to working capital were driven by (amounts in thousands):

Accounts receivable	$(86,400)
Inventory	$(133,743)
Accounts payable	$42,678
Net cash used in investing activities in fiscal 2022 included $7.0 million used for the acquisition of Floody, $14.8 million in cash payments for loans on company-owned life insurance and $18.1 million used for capital expenditures. Net cash used in investing activities in fiscal 2021 included $30.2 million used for the acquisitions of ACS and Gibson and $15.9 million for capital expenditures.
Net cash used in financing activities increased from the prior year period primarily due to a change in net debt activity, as there was $139.9 million of net debt payments in fiscal 2022 compared to $105.9 million of net debt payments in 2021. Further uses of cash in 2022 were $51.8 million for dividend payments, $8.1 million used to pay taxes for shares withheld, and $13.8 million used to repurchase 148,658 shares of treasury stock. Further uses of cash in 2021 were $50.7 million for dividend payments, $10.1 million used to pay taxes for shares withheld, and $40.1 million used to repurchase 400,000 shares of treasury stock.
The increase in dividends over the year is the result of regular increases in our dividend payout rates. We paid dividends of $1.34 and $1.30 per share in fiscal 2022 and 2021, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2023 to be in the $23.0 million to $25.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2022, we had authorization to purchase an additional 315,960 shares. On August 9, 2022 the Board of Directors authorized the repurchase of 1.5 million shares of the Company's stock.
The Company repurchased 148,658 shares in fiscal 2022 at an average price per share of $92.72. In fiscal 2021, we repurchased 400,000 shares of the Company's common stock at an average price per share of $100.22 and in fiscal 2020, no shares were repurchased.

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts are in thousands):

June 30,	2022	2021
Revolving credit facility	$410,592	$—
Term Loan	—	550,250
Trade receivable securitization facility	188,300	188,300
Series C Notes	40,000	40,000
Series D Notes	25,000	25,000
Series E Notes	25,000	25,000
Other	603	846
Total debt	$689,495	$829,396
Less: unamortized debt issuance costs	171	1,016
	$689,324	$828,380
In December 2021, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $489.2 million at June 30, 2022, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 2.81% as of June 30, 2022.
The new credit facility replaced the Company's previous credit facility agreement. The Company used its initial borrowings on the new revolving credit facility along with cash on hand of $98.2 million to extinguish the term loan balance outstanding under the previous credit facility of $540.5 million. The Company had no amount outstanding under the revolver at June 30, 2021. Unused lines under the previous facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $249.8 million at June 30, 2021. The interest rate on the term loan was 1.88% as of June 30, 2021.
The Company paid $2.0 million of debt issuance costs related to the new revolving credit facility in the year ended June 30, 2022, which are included in other current assets and other assets on the consolidated balance sheet as of June 30, 2022 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under Accounting Standards Codification (ASC) Topic 470 - Debt. As a result of this analysis, $0.1 million of unamortized debt issuance costs were expensed and included within interest expense on the statements of consolidated income for the year ended June 30, 2022, and $0.5 million of unamortized debt issuance costs were rolled forward into the new credit facility and were reclassified from the current portion of long-term debt and long-term debt into other current assets and other assets on the consolidated balance sheet as of June 30, 2022, and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $4.7 million and $4.5 million as of June 30, 2022 and June 30, 2021, respectively, in order to secure certain insurance obligations.
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

The interest rate on the AR Securitization Facility as of June 30, 2022 and June 30, 2021 was 2.60% and 1.20%, respectively. The new termination date of the AR Securitization Facility is March 26, 2024.
At June 30, 2022 and June 30, 2021, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes carried a fixed interest rate of 3.19%, and the remaining balance of $40.0 million was paid in July 2022. The "Series D" notes have a remaining principal amount of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The "Series E" notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency and matures in November 2024.
In 2019, the Company entered into an interest rate swap which mitigates variability in forecasted interest payments on $409.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see note 7, Derivatives, to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2022, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2022, the Company's net indebtedness was less than 1.3 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2022.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2022	2021
Accounts receivable, gross	$673,951	$532,777
Allowance for doubtful accounts	17,522	16,455
Accounts receivable, net	$656,429	$516,322
Allowance for doubtful accounts, % of gross receivables	2.6%	3.1%

Year Ended June 30,	2022	2021
Provision for losses on accounts receivable	$3,193	$6,540
Provision as a % of net sales	0.08%	0.20%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations. The Company experienced a significant increase in accounts receivable during fiscal 2022 commensurate with the increase in sales.
On a consolidated basis, DSO was 55.7 at June 30, 2022 versus 51.9 at June 30, 2021. Approximately 3.4% of our accounts receivable balances are more than 90 days past due at June 30, 2022 compared to 3.0% at June 30, 2021. On an overall basis, our provision for losses from uncollected receivables represents 0.08% of our sales for the year ended June 30, 2022, compared to 0.20% of sales for the year ended June 30, 2021. The decrease primarily relates to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. and Mexican operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Inventory increased throughout fiscal 2022 to meet increasing customer demand. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the year ended June 30, 2022 was 4.7 versus 4.3 for the year ended June 30, 2021.

CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2022 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$119,834	$32,759	$46,514	$23,807	$16,754	—
Planned funding of post-retirement obligations	8,830	900	500	530	6,900	—
Unrecognized income tax benefit liabilities, including interest and penalties	5,800	—	—	—	—	5,800
Long-term debt obligations	689,495	40,247	238,656	410,592	—	—
Interest on long-term debt obligations (1)	74,300	19,700	32,800	21,800	—	—
Acquisition holdback payments	1,969	1,469	500	—	—	—
Total Contractual Cash Obligations	$900,228	$95,075	$318,970	$456,729	$23,654	$5,800
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations and net payments under the terms of the interest rate swap. Rates in effect as of June 30, 2022 are used for variable rate debt.
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
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 15.7% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $178.9 million as reflected in our consolidated balance sheet at June 30, 2022. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
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
As of June 30, 2022 and 2021, the Company's reserve for slow-moving or obsolete inventories was $39.2 million and $43.5 million, respectively, recorded in inventories in the consolidated balance sheets.

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
As of June 30, 2022 and 2021, our allowance for doubtful accounts was 2.6% and 3.1% of gross receivables, respectively. Our provision for losses on accounts receivable was $3.2 million, $6.5 million, and $14.1 million in fiscal 2022, 2021, and 2020, respectively.
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
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the economic downturn in these end markets in the prior year, the Company determined during the second quarter of fiscal 2021 that certain carrying values may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45.0 million, which was recorded in the second quarter of fiscal 2021, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $2.0 million and $2.5 million, respectively, which were recorded in the second quarter of fiscal 2021. Sustained significant softness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
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
Goodwill on our consolidated financial statements relates to both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment. The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2022.  The Company concluded that all of the reporting units’ fair values exceeded their carrying amounts by at least 25% as of January 1, 2022.
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
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2022, the Company recognized $38.3 million of net deferred tax liabilities. Valuation allowances are provided against net deferred tax assets, determined on a jurisdiction by jurisdiction basis, where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; continuing risks relating to the effects of the COVID-19 pandemic; inflationary or deflationary trends in the cost of products, energy, labor and other operating costs, and changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability (such as due to supply chain strains), changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, war, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition, or results of operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
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
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 13.4% of our fiscal year 2022 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other income, net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian, Mexican, Australian and New Zealand currency exchange rates decreased in relation to the U.S. dollar by 3.9%, 1.6%, 8.5% and 11.1%, respectively. In the twelve months ended June 30, 2022, we experienced net foreign currency translation losses totaling $9.9 million, which were included in other comprehensive income. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2022 would have resulted in a $2.8 million decrease in net income for the year ended June 30, 2022.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates. The Company uses interest rate swap instruments to mitigate variability in forecasted interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $900.0 million in borrowings with $410.6 million outstanding at June 30, 2022, and a $188.3 million trade receivable securitization facility, all of which was outstanding at June 30, 2022. In January 2019, the Company entered into an interest rate swap on $463.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount of the interest rate swap was $409.0 million as of June 30, 2022. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. Fixed interest rate debt facilities include $90.0 million outstanding under our unsecured shelf facility agreement, as well as $0.6 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $670.6 million during fiscal 2022. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings (not considering the impact of the interest rate swap) would have resulted in a $6.7 million increase in interest expense. Including the impact of the interest rate swap, the impact of a hypothetical 1.0% increase in the variable interest rate would have resulted in a $2.6 million increase in interest expense.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill - Fluid Power & Flow Control Segment - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA and multiples that are applied to management’s forecasted revenues and EBITDA estimates. The goodwill balance was $563.2 million as of June 30, 2022, of which $352.2 million related to reporting units within the Fluid Power & Flow Control segment. The fair value of all reporting units exceeded their carrying value by at least 25% as of the measurement date and, therefore, no impairment was recognized.

Given the nature of one of the reporting unit’s operations within the Fluid Power & Flow Control segment, the sensitivity of the reporting unit to changes in the economy, the reporting unit’s historical performance as compared to projections, and the difference between its fair value and the carrying value, auditing management’s judgments regarding forecasts of future revenues and EBITDA, as well as selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates for the reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA (“forecasts”), and the selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates (“market multiples”) for this reporting unit within the Fluid Power & Flow Control segment included the following, among others:
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

/s/ Deloitte & Touche LLP

Cleveland, Ohio

August 12, 2022

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2022	2021	2020
Net sales	$3,810,676	$3,235,919	$3,245,652
Cost of sales	2,703,760	2,300,395	2,307,916
Gross profit	1,106,916	935,524	937,736
Selling, distribution and administrative expense, including depreciation	749,058	680,542	717,747
Impairment expense	—	49,528	131,000
Operating income	357,858	205,454	88,989
Interest expense	26,785	30,807	37,264
Interest income	(522)	(215)	(729)
Other expense (income), net	1,805	(2,200)	(2,782)
Income before income taxes	329,790	177,062	55,236
Income tax expense	72,376	32,305	31,194
Net income	$257,414	$144,757	$24,042
Net income per share — basic	$6.69	$3.73	$0.62
Net income per share — diluted	$6.58	$3.68	$0.62

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2022	2021	2020
Net income per the statements of consolidated income	$257,414	$144,757	$24,042

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(9,862)	24,352	(18,499)
Post-employment benefits:
Actuarial gain (loss) on re-measurement	2,839	903	(2,192)
Reclassification of actuarial losses (gains) and prior service cost into other expense (income), net and included in net periodic pension costs	300	270	(66)
Unrealized gain (loss) on cash flow hedge	26,204	3,250	(16,615)
Reclassification of interest from cash flow hedge into interest expense	11,361	11,553	4,638
Total other comprehensive income (loss), before tax	30,842	40,328	(32,734)
Income tax expense (benefit) related to items of other comprehensive loss	10,045	3,990	(3,190)
Other comprehensive income (loss), net of tax	20,797	36,338	(29,544)
Comprehensive income (loss)	$278,211	$181,095	$(5,502)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2022	2021
Assets
Current assets
Cash and cash equivalents	$184,474	$257,745
Accounts receivable, net	656,429	516,322
Inventories	449,821	362,547
Other current assets	68,805	59,961
Total current assets	1,359,529	1,196,575
Property — at cost
Land	14,319	14,399
Buildings	108,119	107,142
Equipment, including computers and software	204,473	198,374
Total property — at cost	326,911	319,915
Less accumulated depreciation	215,015	204,326
Property — net	111,896	115,589
Operating lease assets, net	108,052	87,111
Identifiable intangibles, net	250,590	279,628
Goodwill	563,205	560,077
Other assets	59,316	32,827
Total Assets	$2,452,588	$2,271,807
Liabilities
Current liabilities
Accounts payable	$259,463	$208,162
Current portion of long-term debt	40,174	43,525
Compensation and related benefits	91,166	77,657
Other current liabilities	108,824	98,356
Total current liabilities	499,627	427,700
Long-term debt	649,150	784,855
Other liabilities	154,456	126,706
Total Liabilities	1,303,233	1,339,261
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 38,499 and 38,516 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	183,822	177,014
Retained earnings	1,499,676	1,294,413
Treasury shares — at cost (15,714 and 15,697 shares, respectively)	(471,848)	(455,789)
Accumulated other comprehensive loss	(72,295)	(93,092)
Total Shareholders’ Equity	1,149,355	932,546
Total Liabilities and Shareholders’ Equity	$2,452,588	$2,271,807

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2022	2021	2020
Cash Flows from Operating Activities
Net income	$257,414	$144,757	$24,042
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment Expense	—	49,528	131,000
Depreciation and amortization of property	21,676	20,780	21,196
Amortization of intangibles	31,879	34,365	41,553
Amortization of stock appreciation rights and options	3,284	2,526	2,954
Deferred income taxes	15,176	(31,080)	(13,292)
Provision for losses on accounts receivable	3,193	6,540	14,055
Other share-based compensation expense	8,558	6,454	4,000
Other	(1,752)	1,446	(2,514)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(145,519)	(59,119)	74,437
Inventories	(92,425)	41,318	57,028
Other operating assets	(4,982)	(5,262)	(5,268)
Accounts payable	53,597	10,919	(53,856)
Other operating liabilities	37,471	18,525	1,379
Cash provided by Operating Activities	187,570	241,697	296,714
Cash Flows from Investing Activities
Cash paid for acquisition of businesses, net of cash acquired	(6,964)	(30,230)	(37,237)
Capital expenditures	(18,124)	(15,852)	(20,115)
Proceeds from property sales	1,107	1,152	1,948
Life insurance proceeds	3,158	—	—
Cash payments for loans on company-owned life insurance	(14,835)	—	—
Cash used in Investing Activities	(35,658)	(44,930)	(55,404)
Cash Flows from Financing Activities
Net borrowings under revolving credit facility	410,592	—	—
Borrowings under long-term debt facilities	—	26,000	25,000
Long-term debt repayments	(550,493)	(131,883)	(49,553)
Interest rate swap settlement payments	(5,703)	(3,737)	—
Payment of debt issuance costs	(1,956)	(399)	(95)
Purchases of treasury shares	(13,784)	(40,089)	—
Dividends paid	(51,805)	(50,664)	(48,873)
Acquisition holdback payments	(2,361)	(2,345)	(2,440)
Exercise of stock appreciation rights and options	555	163	330
Taxes paid for shares withheld	(8,074)	(10,083)	(2,607)
Cash used in Financing Activities	(223,029)	(213,037)	(78,238)
Effect of exchange rate changes on cash	(2,154)	5,464	(2,740)
(Decrease) increase in cash and cash equivalents	(73,271)	(10,806)	160,332
Cash and cash equivalents at beginning of year	257,745	268,551	108,219
Cash and Cash Equivalents at End of Year	$184,474	$257,745	$268,551

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$53,301	$64,394	$41,162
Interest	$20,164	$27,492	$36,648
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2022, 2021 and 2020	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2019	38,597	$10,000	$172,931	$1,229,148	$(415,159)	$(99,886)	$897,034
Net income				24,042			24,042
Other comprehensive income (loss)						(29,544)	(29,544)
Cumulative effect of adopting accounting standards				(3,275)			(3,275)
Cash dividends — $1.26 per share				(49,305)			(49,305)
Treasury shares issued for:
Exercise of stock appreciation rights and options	43		(730)		71		(659)
Performance share awards	36		(1,540)		362		(1,178)
Restricted stock units	17		(671)		213		(458)
Compensation expense — stock appreciation rights and options			2,954				2,954
Other share-based compensation expense			4,000				4,000
Other	17		(452)	(40)	423		(69)
Balance at June 30, 2020	38,710	10,000	176,492	1,200,570	(414,090)	(129,430)	843,542
Net income				144,757			144,757
Other comprehensive income (loss)						36,338	36,338
Cash dividends — $1.30 per share				(50,992)			(50,992)
Purchases of common stock for treasury	(400)				(40,089)		(40,089)
Treasury shares issued for:
Exercise of stock appreciation rights and options	152		(6,379)		(2,009)		(8,388)
Performance share awards	22		(985)		(20)		(1,005)
Restricted stock units	19		(740)		95		(645)
Compensation expense — stock appreciation rights and options			2,526				2,526
Other share-based compensation expense			6,454				6,454
Other	13		(354)	78	324		48
Balance at June 30, 2021	38,516	10,000	177,014	1,294,413	(455,789)	(93,092)	932,546
Net income				257,414			257,414
Other comprehensive income (loss)						20,797	20,797
Cash dividends — $1.34 per share				(52,175)			(52,175)
Purchases of common stock for treasury	(149)				(13,784)		(13,784)
Treasury shares issued for:
Exercise of stock appreciation rights and options	104		(3,945)		(2,132)		(6,077)
Performance share awards	5		(222)		(73)		(295)
Restricted stock units	12		(598)		(138)		(736)
Compensation expense — stock appreciation rights and options			3,284				3,284
Other share-based compensation expense			8,558				8,558
Other	11		(269)	24	68		(177)
Balance at June 30, 2022	38,499	$10,000	$183,822	$1,499,676	$(471,848)	$(72,295)	$1,149,355

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
Allowances for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which reflects management’s best estimate of probable losses based on an analysis of customer accounts, known troubled accounts, historical experience with write-offs, and other currently available evidence. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. The allowance for doubtful accounts was $17,522 and $16,455 at June 30, 2022 and June 30, 2021, respectively.
Inventories
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2022, approximately 15.7% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. Product returns are estimated based on historical return rates. The returns reserve was $10,522 and $9,772 at June 30, 2022 and June 30, 2021, respectively.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expense were approximately $17,890, $15,970 and $19,620 for the fiscal years ended June 30, 2022, 2021 and 2020, respectively.
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
Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees under the 2019 Long-Term Performance Plan, the 2015 Long-Term Performance Plan, or the 2011 Long-Term Performance Plan. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Non-qualified stock appreciation rights (SARs) and stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant and the fair values are determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. SARs and stock option awards generally vest over four years of continuous service and have ten-year contractual terms. The fair value of restricted stock awards, restricted stock units (RSUs), and performance shares are based on the closing market price of Company common stock on the grant date.
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
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company suspended the 401(k) match starting in the fourth quarter of 2020 and restored it in the third quarter of fiscal 2021. The Company’s expense for matching of employees’ 401(k) contributions was $9,149, $3,945 and $5,959 during 2022, 2021 and 2020, respectively.

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
Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan and Key Executive Restoration Plan, are unfunded:
Supplemental Executive Retirement Benefits Plan
The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable and determinable at retirement based upon a percentage of the participant’s historical compensation. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. The Company recorded net periodic benefit costs associated with the SERP of $450, $401, and $317 in fiscal 2022, 2021, and 2020, respectively. The Company expects to make payments of approximately $800 under the SERP in fiscal 2023 and approximately $200 in fiscal 2024.
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $514, $334, and $189 of expense associated with this plan in fiscal 2022, 2021, and 2020, respectively.
Qualified Defined Benefit Retirement Plan
The Company has a qualified defined benefit retirement plan that provides benefits to certain hourly employees at retirement. These employees did not participate in the Retirement Savings Plan. The benefits are based on length of service and date of retirement. The plan accruals were frozen as of April 16, 2018, and employees are permitted to participate in the Retirement Savings Plan, following that date. The Company recorded net periodic cost (benefits) associated with this plan of $282, $46, and $(116) in fiscal 2022, 2021, and 2020, respectively.
Retiree Health Care Benefits
The Company provides health care benefits, through third-party policies, to eligible retired employees who pay a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are partially subsidized by the Company. Additionally, in conjunction with a fiscal 1998 acquisition, the Company assumed the obligation for a post-retirement medical benefit plan which provides health care benefits to eligible retired employees at no cost to the individual. The Company recorded net periodic benefits associated with these plans of $123, $161, and $257 in fiscal 2022, 2021, and 2020, respectively.
The Company has determined that the related disclosures under ASC Topic 715 - Compensation, Retirement Benefits, for these post-employment benefit plans are not material to the consolidated financial statements.
Leases
The Company leases facilities for certain service centers, warehouses, distribution centers and office space. The Company also leases office equipment and vehicles. All leases are classified as operating. The Company’s leases expire at various dates through 2032, with terms ranging from 1 year to 15 years. Many of the Company’s real estate leases contain renewal provisions to extend lease terms up to 5 years. The exercise of renewal options is solely at the Company’s discretion. The Company’s lease agreements do not contain material variable lease payments, residual value guarantees or restrictive covenants. The Company does not recognize right-of-use assets or lease liabilities for short-term leases with initial terms of 12 months or less. Leased vehicles comprise the majority of the Company’s short-term leases. All other leases are recorded on the balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing lease payment obligations. The Company’s leases do not provide implicit rates; therefore the Company uses its incremental borrowing rate as the discount rate for measuring lease liabilities. Non-lease components are accounted for separately from lease components. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the statements of consolidated income.

NOTE 2: REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the years ended June 30, 2022, 2021 and 2020. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Year Ended June 30, 2022
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$2,081,566	$1,218,184	$3,299,750
Canada	291,530	—	291,530
Other Countries	192,508	26,888	219,396
Total	$2,565,604	$1,245,072	$3,810,676

	Year Ended June 30, 2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,768,965	$1,013,894	$2,782,859
Canada	255,360	—	255,360
Other Countries	175,208	22,492	197,700
Total	$2,199,533	$1,036,386	$3,235,919

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Geographic Areas:
United States	$1,833,275	$986,125	$2,819,400
Canada	248,610	—	248,610
Other Countries	160,064	17,578	177,642
Total	$2,241,949	$1,003,703	$3,245,652
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the years ended June 30, 2022, 2021, and 2020:

	Year Ended June 30, 2022
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	34.9%	40.1%	36.7%
Industrial Machinery	10.3%	28.3%	16.2%
Metals	11.2%	7.4%	9.9%
Food	12.6%	2.5%	9.3%
Forest Products	10.8%	2.4%	8.0%
Chem/Petrochem	3.1%	13.8%	6.6%
Cement & Aggregate	7.6%	1.0%	5.5%
Oil & Gas	5.4%	1.2%	4.0%
Transportation	4.1%	3.3%	3.8%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.8%	40.0%	37.2%
Industrial Machinery	9.8%	26.8%	15.2%
Metals	10.5%	6.8%	9.3%
Food	13.5%	2.9%	10.1%
Forest Products	10.7%	2.9%	8.2%
Chem/Petrochem	3.3%	13.6%	6.6%
Cement & Aggregate	7.9%	1.1%	5.7%
Oil & Gas	3.9%	1.1%	3.0%
Transportation	4.6%	4.8%	4.7%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
General Industry	35.0%	41.2%	36.8%
Industrial Machinery	9.7%	24.4%	14.3%
Metals	11.1%	7.2%	9.9%
Food	12.2%	3.1%	9.4%
Forest Products	9.3%	3.7%	7.6%
Chem/Petrochem	3.3%	13.4%	6.4%
Cement & Aggregate	7.3%	1.0%	5.4%
Oil & Gas	7.5%	1.6%	5.7%
Transportation	4.6%	4.4%	4.5%
Total	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the years ended June 30, 2022, 2021, and 2020:

	Year Ended June 30, 2022
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.1%	10.6%	28.4%
Fluid Power	12.8%	37.2%	20.8%
General Maintenance; Hose Products	20.9%	18.9%	20.3%
Bearings, Linear & Seals	29.2%	0.4%	19.8%
Specialty Flow Control	—%	32.9%	10.7%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2021
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	37.3%	7.5%	27.8%
Fluid Power	13.2%	38.0%	21.2%
General Maintenance; Hose Products	20.5%	16.9%	19.3%
Bearings, Linear & Seals	29.0%	0.4%	19.8%
Specialty Flow Control	—%	37.2%	11.9%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2020
	Service Center Based Distribution	Fluid Power & Flow Control	Total
Power Transmission	35.4%	9.5%	27.4%
Fluid Power	13.4%	39.0%	21.3%
General Maintenance; Hose Products	24.6%	11.7%	20.6%
Bearings, Linear & Seals	26.6%	0.3%	18.5%
Specialty Flow Control	—%	39.5%	12.2%
Total	100.0%	100.0%	100.0%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the consolidated balance sheet, is as follows:

	June 30, 2022	June 30, 2021	$ Change	% Change
Contract assets	$18,050	$15,178	$2,872	18.9%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.
NOTE 3: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois provider of high technology solutions for advanced factory automation. Floody is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $8,038, net tangible assets acquired were $1,040, and intangible assets including goodwill were $6,998 based upon estimated fair values at the acquisition date. The purchase price includes $1,000 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2022, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2021 Acquisitions
On December 31, 2020, the Company acquired 100% of the outstanding shares of Gibson Engineering (Gibson), a Norwood, Massachusetts provider of automation products, services, and engineered solutions focused on machine vision, motion control, mobile and collaborative robotic solutions, intelligent sensors, and other related equipment. Gibson is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $15,341, net tangible assets acquired were $955, and intangible assets including goodwill were $14,386 based upon estimated fair values at the acquisition date. The purchase price includes $1,904 of acquisition holdback payments, of which $935 was paid during the year-ended June 30, 2022. The remaining balance of $969 is included in other current liabilities on the consolidated balance sheet as of June 30, 2022, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

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
Fiscal 2020 Acquisitions
On August 21, 2019, the Company acquired 100% of the outstanding shares of Olympus Controls (Olympus), a
Portland, Oregon automation solutions provider - including design, assembly, integration, and distribution - of motion control, machine vision, and robotic technologies. Olympus is included in the Fluid Power & Flow Control segment. The purchase price for the acquisition was $36,642, net tangible assets acquired were $9,540, and intangible assets including goodwill were $27,102 based upon estimated fair values at the acquisition date. The
Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Holdback Liabilities for Acquisitions
Acquisition holdback payments of approximately $1,469 and $500 will be made in fiscal 2023 and 2024, respectively. The related liabilities for these payments are recorded in the consolidated balance sheets in other current liabilities for the amounts due in fiscal year 2023 and other liabilities for the amounts due in fiscal year 2024.
NOTE 4: INVENTORIES
Inventories consist of the following:

June 30,	2022	2021
U.S. inventories at average cost	$487,555	$387,456
Foreign inventories at average cost	141,176	126,945
	628,731	514,401
Less: Excess of average cost over LIFO cost for U.S. inventories	178,910	151,854
Inventories on consolidated balance sheets	$449,821	$362,547
The overall impact of LIFO layer liquidations increased gross profit by $501, $3,895, and $1,990 in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

NOTE 5: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Fluid Power & Flow Control segment for the years ended June 30, 2022 and 2021 are as follows:

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Balance at July 1, 2020	$208,570	$332,024	$540,594
Goodwill acquired during the year	—	15,757	15,757
Other, primarily currency translation	3,726	—	3,726
Balance at June 30, 2021	212,296	347,781	560,077
Goodwill acquired during the year	—	3,984	3,984
Other, primarily currency translation	(1,286)	430	(856)
Balance at June 30, 2022	$211,010	$352,195	$563,205
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2022.  The Company concluded that all of the reporting units’ fair values exceeded their carrying amounts by at least 25% as of January 1, 2022.
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
At June 30, 2022 and 2021, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Fluid Power & Flow Control segment.

The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2022	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$353,836	$166,623	$187,213
Trade names	105,629	44,637	60,992
Vendor relationships	11,320	10,533	787
Other	2,321	723	1,598
Total Intangibles	$473,106	$222,516	$250,590

June 30, 2021	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$353,028	$143,862	$209,166
Trade names	104,780	37,626	67,154
Vendor relationships	11,469	9,859	1,610
Other	2,070	372	1,698
Total Intangibles	$471,347	$191,719	$279,628
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During fiscal 2022, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$1,884	20.0
Trade names	879	15.0
Other	251	6.5
Total Intangibles Acquired	$3,014	17.4
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
The Company has three asset groups that have significant exposure to oil and gas end markets. Due to the economic downturn in these end markets, the Company determined during the second quarter of fiscal 2021 that certain carrying values may not be recoverable. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45,033, which was recorded during the second quarter of fiscal 2021, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA, and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $1,983 and $2,512, respectively, which were recorded during the second quarter of fiscal 2021. Sustained significant softness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
Amortization of identifiable intangibles totaled $31,879, $34,365 and $41,553 in fiscal 2022, 2021 and 2020, respectively, and is included in selling, distribution and administrative expense in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2022 is estimated to be $30,000 for 2023, $26,300 for 2024, $24,100 for 2025, $22,300 for 2026 and $20,600 for 2027.

NOTE 6: DEBT
A summary of long-term debt, including the current portion, follows:

June 30,	2022	2021
Revolving credit facility	$410,592	$—
Term Loan	—	550,250
Trade receivable securitization facility	188,300	188,300
Series C Notes	40,000	40,000
Series D Notes	25,000	25,000
Series E Notes	25,000	25,000
Other	603	846
Total debt	$689,495	$829,396
Less: unamortized debt issuance costs	171	1,016
	$689,324	$828,380
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $489,208 at June 30, 2022, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 2.81% as of June 30, 2022.
The new credit facility replaced the Company's previous credit facility agreement. The Company used its initial borrowings on the new revolving credit facility along with cash on hand of $98,206 to extinguish the term loan balance outstanding under the previous credit facility of $540,500. The Company had no amount outstanding under the revolver at June 30, 2021. Unused lines under the previous facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $249,800 at June 30, 2021. The interest rate on the term loan was 1.88% as of June 30, 2021.
The Company paid $1,956 of debt issuance costs related to the new revolving credit facility in the year ended June 30, 2022, which are included in other current assets and other assets on the consolidated balance sheet as of June 30, 2022 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under Accounting Standards Codification (ASC) Topic 470 - Debt. As a result of this analysis, $118 of unamortized debt issuance costs were expensed and included within interest expense on the statements of consolidated income for the year ended June 30, 2022, and $540 of unamortized debt issuance costs were rolled forward into the new credit facility and were reclassified from the current portion of long-term debt and long-term debt into other current assets and other assets on the consolidated balance sheet as of June 30, 2022, and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $4,735 and $4,540 as of June 30, 2022 and June 30, 2021, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the drawn fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of June 30, 2022 and June 30, 2021 was 2.60% and 1.20%, respectively. The new termination date of the AR Securitization Facility is March 26, 2024.
Unsecured Shelf Facility
At June 30, 2022 and June 30, 2021, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $90,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes carry a fixed interest rate of 3.19%, and the remaining balance of $40,000 was paid in July 2022. The "Series D" notes have a remaining principal amount of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The "Series E" notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
Other Long-Term Borrowing
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency and matures in November 2024.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2023	$40,247
2024	213,551
2025	25,105
2026	—
2027	410,592
Covenants
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2022, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2022, the Company's net indebtedness was less than 1.3 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2022.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converts $409,000 of variable rate debt to a rate of 2.75% as of June 30, 2022. The interest rate swap converted $420,000 of variable rate debt to a rate of 3.38% as of June 30, 2021. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $17,827 as of June 30, 2022, which is included in other current assets and other assets in the consolidated balance sheet. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $14,346 as of June 30, 2021, which is included in other current liabilities and other liabilities in the consolidated balance sheet. Amounts reclassified from other comprehensive income (loss), before tax to interest expense totaled $11,361 and $11,553 for the years ended June 30, 2022 and 2021, respectively.
NOTE 8: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2022 and June 30, 2021 totaled $15,317 and $16,844, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2022, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility contains variable interest rates and its carrying value approximates fair value (Level 2 in the fair value hierarchy).
NOTE 9: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2022	2021	2020
U.S.	$287,367	$152,202	$36,161
Foreign	42,423	24,860	19,075
Income before income taxes	$329,790	$177,062	$55,236

Provision
The provision for income taxes consists of:

Year Ended June 30,	2022	2021	2020
Current:
Federal	$40,608	$46,685	$31,149
State and local	10,188	11,035	7,580
Foreign	6,404	5,665	5,757
Total current	57,200	63,385	44,486
Deferred:
Federal	12,467	(24,168)	(8,594)
State and local	2,659	(4,740)	(3,098)
Foreign	50	(2,172)	(1,600)
Total deferred	15,176	(31,080)	(13,292)
Total	$72,376	$32,305	$31,194
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
Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2022	2021	2020
Statutory income tax rate	21.0%	21.0%	21.0%
Effects of:
State and local taxes	3.3	3.2	6.4
U.S. federal tax reform/CARES Act NOL carryback	—	—	(1.8)
Goodwill impairment	—	—	31.4
Stock compensation	(1.5)	(2.5)	(1.3)
GILTI/FDII	0.2	0.1	3.6
R & D credit	(0.4)	(1.5)	(1.2)
U.S. tax on foreign income, net	(0.4)	(0.5)	(3.1)
Impact of foreign operations	0.4	—	1.6
Non-deductibles/Deductible dividend	0.2	—	0.6
Interest deduction	(0.6)	(1.1)	(4.0)
Valuation allowance	(0.6)	0.1	2.6
Other, net	0.3	(0.6)	0.7
Effective income tax rate	21.9%	18.2%	56.5%

Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2022	2021
Deferred tax assets:
Compensation liabilities not currently deductible	$19,131	$17,436
Other expenses and reserves not currently deductible	17,143	18,676
Leases	26,688	23,126
Net operating loss carryforwards	7,371	9,262
Hedging instrument	—	2,794
Other	563	799
Total deferred tax assets	$70,896	$72,093
Less: Valuation allowance	(6,271)	(8,542)
Deferred tax assets, net of valuation allowance	$64,625	$63,551
Deferred tax liabilities:
Inventories	$(13,728)	$(9,215)
Goodwill and intangibles	(46,513)	(38,534)
Leases	(26,509)	(22,475)
Hedging instrument	(6,446)	—
Depreciation and differences in property bases	(9,760)	(6,214)
Total deferred tax liabilities	(102,956)	(76,438)
Net deferred tax liabilities	$(38,331)	$(12,887)
Net deferred tax liabilities are classified as follows:
Other assets	$5,677	$6,373
Other liabilities	(44,008)	(19,260)
Net deferred tax liabilities	$(38,331)	$(12,887)
As of June 30, 2022 and 2021, the Company had foreign net operating loss carryforwards of approximately $32,018 and $35,415, respectively, the tax benefit of which is approximately $6,677 and $8,445, respectively. These loss carryforwards will expire at various dates beginning in 2033. Also, as of June 30, 2022 and 2021, the Company had state net operating loss carryforwards, the tax benefit of which is approximately $878 and $1,034 respectively, which will expire at various dates beginning in 2027.
Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future income levels. The Company evaluates the realization of its deferred tax assets each quarter throughout the year. During the years ended June 30, 2022 and 2021, the Company released a valuation allowance of $2,270 and recorded a valuation allowance of $267, respectively, related to certain deferred tax assets in Canada. The total valuation allowance provided against the deferred tax assets in Canada is $6,228 and $8,498 as of June 30, 2022 and 2021, respectively.
As of June 30, 2022, the Company had accumulated undistributed earnings of non-U.S. subsidiaries of approximately $146,154. The vast majority of such earnings have previously been subjected to the one-time transition tax or the Global Intangible Low Taxed Income ("GILTI") inclusion. Therefore, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2022, 2021, and 2020:

Year Ended June 30,	2022	2021	2020
Unrecognized Income Tax Benefits at beginning of the year	$5,230	$4,955	$4,979
Current year tax positions	505	285	105
Prior year tax positions	(83)	620	177
Expirations of statutes of limitations	(726)	(630)	(306)
Unrecognized Income Tax Benefits at end of year	$4,926	$5,230	$4,955
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. During 2022, 2021, and 2020, the Company recognized $(362), $144, and $256 of (income) expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $876, $1,238, and $1,094 as of June 30, 2022, 2021, and 2020, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months. Included in the balance of unrecognized income tax benefits at June 30, 2022, 2021, and 2020 are $4,813, $4,986, and $4,708 respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to U.S. federal income tax examinations for the tax years 2019 through 2022 and to state and local income tax examinations for the tax years 2016 through 2022. In addition, the Company is subject to foreign income tax examinations for the tax years 2015 through 2022.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year, or as a reduction of a deferred tax asset.

NOTE 10: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2022, 128 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss for the years ended June 30, 2022, 2021, and 2020, are comprised of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at July 1, 2019	$(86,330)	$(2,852)	$(10,704)	$(99,886)
Other comprehensive loss	(18,764)	(1,662)	(12,572)	(32,998)
Amounts reclassified from accumulated other comprehensive loss	—	(50)	3,504	3,454
Net current-period other comprehensive loss	(18,764)	(1,712)	(9,068)	(29,544)
Balance at June 30, 2020	(105,094)	(4,564)	(19,772)	(129,430)
Other comprehensive income	24,256	687	2,480	27,423
Amounts reclassified from accumulated other comprehensive loss	—	204	8,711	8,915
Net current-period other comprehensive income	24,256	891	11,191	36,338
Balance at June 30, 2021	(80,838)	(3,673)	(8,581)	(93,092)
Other comprehensive (loss) income	(9,900)	2,142	19,770	12,012
Amounts reclassified from accumulated other comprehensive loss	—	228	8,557	8,785
Net current-period other comprehensive (loss) income	(9,900)	2,370	28,327	20,797
Balance at June 30, 2022	$(90,738)	$(1,303)	$19,746	$(72,295)

Other Comprehensive Income (Loss)
Details of other comprehensive income (loss) are as follows:

Year Ended June 30,	2022			2021			2020
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(9,862)	$38	$(9,900)	$24,352	$96	$24,256	$(18,499)	$265	$(18,764)
Post-employment benefits:
Actuarial gain (loss) on re-measurement	2,839	697	2,142	903	216	687	(2,192)	(530)	(1,662)
Reclassification of actuarial losses (gains) and prior service cost into other expense (income), net and included in net periodic pension costs	300	72	228	270	66	204	(66)	(16)	(50)
Unrealized gain (loss) on cash flow hedge	26,204	6,434	19,770	3,250	770	2,480	(16,615)	(4,043)	(12,572)
Reclassification of interest from cash flow hedge into interest expense	11,361	2,804	8,557	11,553	2,842	8,711	4,638	1,134	3,504
Other comprehensive income (loss)	$30,842	$10,045	$20,797	$40,328	$3,990	$36,338	$(32,734)	$(3,190)	$(29,544)
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
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2022	2021	2020
Net Income	$257,414	$144,757	$24,042
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	38,471	38,758	38,658
Dilutive effect of potential common shares	634	538	341
Weighted-average common shares outstanding for dilutive computation	39,105	39,296	38,999
Net Income Per Share — Basic	$6.69	$3.73	$0.62
Net Income Per Share — Diluted	$6.58	$3.68	$0.62
Stock awards relating to 106, 234 and 726 shares of common stock were outstanding at June 30, 2022, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.

NOTE 11: SHARE-BASED COMPENSATION
Share-Based Incentive Plans
Following approval by the Company's shareholders in October 2019, the 2019 Long-Term Performance Plan (the "2019 Plan") replaced the 2015 Long-Term Performance Plan. The 2019 Plan, which expires in 2024, provides for granting of SARs, stock options, stock awards, cash awards, and such other awards or combination thereof as the Executive Organization and Compensation Committee or, in the case of director awards, the Corporate Governance & Sustainability Committee of the Board of Directors (together referred to as the Committee) may determine to officers, other key employees and members of the Board of Directors. Grants are generally made at regularly scheduled committee meetings. Compensation costs charged to expense under award programs paid (or to be paid) with shares (including SARs, performance shares, restricted stock, and RSUs) are summarized in the table below:

Year Ended June 30,	2022	2021	2020
SARs	$3,284	$2,526	$2,954
Performance shares	4,549	2,494	854
Restricted stock and RSUs	4,009	3,960	3,146
Total compensation costs under award programs	$11,842	$8,980	$6,954
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $5,105, $6,649, and $2,189 for fiscal years 2022, 2021, and 2020, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2022 is summarized in the table below:

June 30,	2022	Average Expected Period of Expected Recognition (Years)
SARs	$2,204	2.4
Performance shares	5,531	1.7
Restricted stock and RSUs	4,612	2.2
Total unrecognized compensation costs under award programs	$12,347	2.0
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.0 years. The aggregate number of shares of common stock which may be awarded under the 2019 Plan is 2,250; shares available for future grants at June 30, 2022 were 1,826.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs grants issued in fiscal 2022, 2021 and 2020 are:

	2022	2021	2020
Expected life, in years	6.4	7.0	6.2
Risk free interest rate	1.0%	0.5%	1.6%
Dividend yield	1.5%	1.9%	2.3%
Volatility	34.3%	32.0%	23.7%
Per share fair value of SARs granted during the year	$26.18	$17.97	$10.12
The expected life is based upon historical exercise experience of the officers, other key employees and members of the Board of Directors. The risk free interest rate is based upon U.S. Treasury zero-coupon bonds with remaining terms equal to the expected life of the SARs. The assumed dividend yield has been estimated based upon the Company’s historical results and expectations for changes in dividends and stock prices. The volatility assumption is calculated based upon historical daily price observations of the Company’s common stock for a period equal to the expected life.
SARs are redeemable solely in Company common stock. The exercise price of stock option awards may be settled by the holder with cash or by tendering Company common stock.

A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2022
(Shares in thousands)
Outstanding, beginning of year	1,158	$55.70
Granted	109	88.79
Exercised	(290)	47.25
Forfeited	(12)	67.57
Outstanding, end of year	965	$61.85
Exercisable at end of year	625	$57.53
Expected to vest at end of year	960	$61.77
The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2022 were 6.2, 5.4, and 6.2 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2022 were $33,121 $24,144, and $33,029, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2022, 2021, and 2020 was $17,015, $21,189, and $3,460, respectively.
The total fair value of shares vested during fiscal 2022, 2021, and 2020 was $2,341, $2,880, and $2,285, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the Committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of non-vested performance shares activity at June 30, 2022 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2022
(Shares in thousands)
Non-vested, beginning of year	65	$55.64
Awarded	74	61.85
Vested	(8)	71.11
Non-vested, end of year	131	$58.27
The Committee set three one-year goals for each of the 2022, 2021, and 2020 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. For the outstanding grants as of June 30, 2022, the maximum number of shares that could be earned in future periods was 78.

Restricted Stock and Restricted Stock Units
Under the 2019 Plan, restricted stock award recipients have voting rights with respect to their shares, but are restricted from selling or transferring the shares prior to vesting; dividends are accrued and paid upon vesting. Restricted stock awards vest over periods of one to four years. RSUs are grants valued in shares of Applied stock, but shares are not issued until the grants vest three to five years from the award date, assuming continued employment with Applied; dividend equivalents on RSUs are accrued and paid upon vesting.
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2022 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2022
(Share amounts in thousands)
Non-vested, beginning of year	177	$65.57
Granted	41	91.89
Forfeitures	(7)	73.96
Vested	(34)	76.36
Non-vested, end of year	177	$69.23

NOTE 12: LEASES
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the statements of consolidated income. Operating lease costs and short-term lease costs were $34,144 and $7,501, respectively, for the year ended June 30, 2022 and $31,778 and $9,929,respectively, for the year ended June 30, 2021. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

June 30,	2022	2021
Operating lease assets, net	$108,052	$87,111

Operating lease liabilities
Other current liabilities	$30,114	$27,359
Other liabilities	80,807	64,248
Total operating lease liabilities	$110,921	$91,607

June 30,	2022	2021
Weighted average remaining lease term (years)	5.5	5.6
Weighted average incremental borrowing rate	2.92%	3.26%

Year Ended June 30,	2022	2021
Cash paid for operating leases	$35,313	$33,695
Right of use assets obtained in exchange for new operating lease liabilities	$50,743	$25,556

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2023	$32,759
2024	27,688
2025	18,826
2026	14,084
2027	9,723
Thereafter	16,754
Total lease payments	119,834
Less interest	8,913
Present value of lease liabilities	$110,921

The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,100 in 2022, $2,100 in 2021, and $2,500 in 2020.
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
The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Fluid Power & Flow Control segment to the Service Center Based Distribution segment of $37,163, $31,615, and $29,582, in 2022, 2021, and 2020, respectively, have been eliminated in the following table.

Segment Financial Information

	Service Center Based Distribution	Fluid Power & Flow Control	Total
Year Ended June 30, 2022
Net sales	$2,565,604	$1,245,072	$3,810,676
Operating income for reportable segments	301,881	156,644	458,525
Assets used in the business	1,455,293	997,295	2,452,588
Depreciation and amortization of property	17,509	4,167	21,676
Capital expenditures	14,486	3,638	18,124
Year Ended June 30, 2021
Net sales	$2,199,533	$1,036,386	$3,235,919
Operating income for reportable segments	225,206	121,782	346,988
Assets used in the business	1,332,720	939,087	2,271,807
Depreciation and amortization of property	17,155	3,625	20,780
Capital expenditures	13,735	2,117	15,852
Year Ended June 30, 2020
Net sales	$2,241,949	$1,003,703	$3,245,652
Operating income for reportable segments	211,667	109,847	321,514
Assets used in the business	1,314,011	969,540	2,283,551
Depreciation and amortization of property	17,133	4,063	21,196
Capital expenditures	17,063	3,052	20,115
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2022	2021	2020
Operating income for reportable segments	$458,525	$346,988	$321,514
Adjustments for:
Intangible amortization — Service Center Based Distribution	3,435	5,426	12,385
Intangible amortization — Fluid Power & Flow Control	28,444	28,938	29,168
Impairment — Service Center Based Distribution	—	49,528	—
Impairment — Fluid Power & Flow Control	—	—	131,000
Corporate and other expense, net	68,788	57,642	59,972
Total operating income	357,858	205,454	88,989
Interest expense, net	26,263	30,592	36,535
Other expense (income), net	1,805	(2,200)	(2,782)
Income before income taxes	$329,790	$177,062	$55,236
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

Geographic Information
Long-lived assets are based on physical locations and are comprised of the net book value of property and right of use assets. Information by geographic area is as follows:

June 30,	2022	2021	2020
Long-Lived Assets:
United States	$178,522	$173,335	$185,475
Canada	31,728	21,458	20,575
Other Countries	9,698	7,907	6,487
Total	$219,948	$202,700	$212,537
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
NOTE 15: OTHER EXPENSE (INCOME), NET
Other expense (income), net, consists of the following:

Year Ended June 30,	2022	2021	2020
Unrealized loss (gain) on assets held in rabbi trust for a non-qualified deferred compensation plan	$2,612	$(4,048)	$(458)
Foreign currency transaction (gains) losses	(65)	2,091	(2,463)
Net other periodic post-employment costs (benefits)	610	283	(120)
Life insurance (income) expense, net	(1,374)	(296)	233
Other, net	22	(230)	26
Total other expense (income), net	$1,805	$(2,200)	$(2,782)
NOTE 16: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2022 through the date the financial statements were issued.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2022.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 12, 2022

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 12, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

Cleveland, Ohio
August 12, 2022

ITEM 9B. OTHER INFORMATION.
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 25, 2022, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Information about our Executive Officers.”
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied's proxy statement, under the caption “Delinquent Section 16(a) Reports."
Applied’s Code of Business Ethics applies to our employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Ethics is posted via hyperlink at the investor relations area of our www.applied.com website. In addition, amendments to and waivers from the Code of Business Ethics will be disclosed promptly at the same location.
Information regarding the composition of Applied’s audit committee and the identification of audit committee financial experts serving on the audit committee is incorporated by reference to Applied's proxy statement, under the caption “Corporate Governance.”
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2022, under the captions “Executive Compensation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Applied's shareholders have approved the following equity compensation plans: the 2011 Long-Term Performance Plan, the 2015 Long-Term Performance Plan, the 2019 Long-Term Performance Plan, the Deferred Compensation Plan (no active employees participate in the plan), and the Deferred Compensation Plan for Non-Employee Directors (one active director participates in the plan). All of these plans are currently in effect.
The following table shows information regarding the number of shares of Applied common stock that may be issued pursuant to equity compensation plans or arrangements of Applied as of June 30, 2022.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	960,083	$61.77	*
Equity compensation plans not approved by security holders	—	—	—
Total	960,083	$61.77	*
*    The 2019 Long-Term Performance Plan was adopted in October 2019 to replace the 2015 Long-Term Performance Plan and, similarly, the 2015 Long-Term Performance Plan replaced the 2011 Long-Term Performance Plan. Stock options, stock appreciation rights, and other awards remain outstanding under the 2011 and 2015 plans, but no new awards are made under those plans. The aggregate number of shares that remained available for awards under the 2019 Long-Term Performance Plan on June 30, 2022 was 1,826,236.
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2022, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2022, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), fees and services required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 25, 2022, under the caption “Item 3 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2022, 2021, and 2020

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2022, 2021, and 2020

•	Consolidated Balance Sheets at June 30, 2022 and 2021

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2022, 2021, and 2020

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2022, 2021, and 2020

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2022, 2021, and 2020

•	Supplementary Data:
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

4.4
Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 9, 2021, between Applied and PGIM, Inc. (filed as Exhibit 10.2 to the Company's Form 8-K filed December 14, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.5
Request for Purchase dated May 30, 2014 and 3.19% Series C Notes dated July 1, 2014, under Amended and Restated Note Purchase and Private Shelf Agreement, between Applied Industrial Technologies, Inc. and PGIM, Inc. (filed as Exhibit 10.1 to Applied's Form 8-K filed July 2, 2014, SEC File No. 1-2299, and incorporated here by reference).

4.6
Credit Agreement dated as of December 9, 2021, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 10.1 to the Company's Form 8-K filed December 14, 2021, SEC File No. 1-2299, and incorporated here by reference).

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

4.12	Description of Applied's securities (filed as Exhibit 4.7 to Applied's Form 10-K for the year ended June 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.1	A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 25, 2022 under the caption “Director Compensation.”

*10.2
Deferred Compensation Plan for Non-Employee Directors (Post-2004 Terms), in which Peter C. Wallace participates (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended December 31, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.3
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

*10.6
2015 Long-Term Performance Plan (filed as Appendix to Applied's proxy statement for the annual meeting of shareholders held on October 27, 2015, SEC File No. 1-2299, and incorporated here by reference).

*10.7	2019 Long-Term Performance Plan, amended and restated (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2019, SEC File No. 1-2299, and incorporated here by reference).

*10.8	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K filed November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.9	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.10
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2020 revision) (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.12	Performance Shares Terms and Conditions (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Management Incentive Plan General Terms (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.14	Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.1 to Applied's Form 8-K filed August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.15
Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2021, SEC File No. 1-2299, and incorporated here by reference).

*10.16
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

*10.18
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

*10.23
First Amendment to Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.5 to Applied's 10-Q for the quarter ended September 30, 2020 SEC File No. 1-2299, and incorporated here by reference.)

*10.24	Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K filed October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.25	Amendment to Severance Agreement for Neil A. Schrimsher (filed as Exhibit 10.2 to Applied's Form 8-K filed October 26, 2012, SEC File No. 1-2299, and incorporated here by reference).

*10.26	Change in Control Agreement for Neil A. Schrimsher (filed as Exhibit 10.3 to Applied's Form 8-K filed October 31, 2011, SEC File No. 1-2299, and incorporated here by reference).

*10.27	Change in Control Agreement for Fred D. Bauer (filed as Exhibit 99.1 to Applied's Form 8-K filed April 25, 2008, SEC File No. 1-2299, and incorporated here by reference).

*10.28
Form of Change in Control Agreement for Kurt W. Loring and David K. Wells (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.29
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

21	Applied’s subsidiaries at June 30, 2022.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

101	The following financial information from Applied Industrial Technologies, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Income, (ii) the Statements of Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Shareholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2022, 2021, AND 2020
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2022
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$16,455	$3,193	$—		$2,126	(B)	$17,522
Returns reserve	9,772	—	750	(A)	—		10,522
	$26,227	$3,193	$750		$2,126		$28,044
Year Ended June 30, 2021
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$13,661	$6,540	$—		$3,746	(B)	$16,455
Returns reserve	9,883	—	(111)	(A)	—		9,772
	$23,544	$6,540	$(111)		$3,746		$26,227
Year Ended June 30, 2020
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$10,498	$14,055	$—		$10,892	(B)	$13,661
Returns reserve	7,265	—	2,618	(A)	—		9,883
	$17,763	$14,055	$2,618		$10,892		$23,544
(A)Amounts in the years ending June 30, 2022, 2021 and 2020 represent reserves recorded for the return of merchandise by customers. The Company adopted ASC 606 - Revenue from Contracts with Customers effective July 1, 2018 which requires the Company's sales returns reserve to be established at the gross sales value with an asset established for the value of the expected product to be returned.
(B)Amounts represent uncollectible accounts charged off.

SIGNATURES.
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
Date: August 12, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*
Madhuri A. Andrews, Director	Shelly M. Chadwick, Director

*	*
Mary Dean Hall, Director	Dan P. Komnenovich, Director

*	*
Robert J. Pagano, Jr., Director	Vincent K. Petrella, Director

*	/s/ Neil A. Schrimsher
Joe A. Raver, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director

*
Peter C. Wallace, Director and Chairman

/s/ Fred D. Bauer
Fred D. Bauer, as attorney in fact
for persons indicated by “*”
Date: August 12, 2022