Form 10-Q
period 2022-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2022-10-28
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2022

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

There were 38,571,962 (no par value) shares of common stock outstanding on October 21, 2022.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2022	2021
Net sales	$1,062,405	$891,681
Cost of sales	755,622	636,341
Gross profit	306,783	255,340
Selling, distribution and administrative expense, including depreciation	200,251	180,726
Operating income	106,532	74,614
Interest expense, net	6,480	7,390
Other expense (income), net	1,008	(312)
Income before income taxes	99,044	67,536
Income tax expense	22,164	14,567
Net income	$76,880	$52,969
Net income per share - basic	$2.00	$1.38
Net income per share - diluted	$1.97	$1.36
Weighted average common shares outstanding for basic computation	38,526	38,502
Dilutive effect of potential common shares	585	582
Weighted average common shares outstanding for diluted computation	39,111	39,084
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2022	2021
Net income per the condensed statements of consolidated income	$76,880	$52,969

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(11,437)	(7,182)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	8	75
Unrealized gain on cash flow hedge	12,310	596
Reclassification of interest from cash flow hedge into interest expense	796	2,585
Total other comprehensive income (loss), before tax	1,677	(3,926)
Income tax expense related to items of other comprehensive income (loss)	3,312	805
Other comprehensive loss, net of tax	(1,635)	(4,731)
Comprehensive income, net of tax	$75,245	$48,238
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2022	June 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$147,575	$184,474
Accounts receivable, net	674,136	656,429
Inventories	490,099	449,821
Other current assets	78,686	68,805
Total current assets	1,390,496	1,359,529
Property, less accumulated depreciation of $218,280 and $215,015	110,539	111,896
Operating lease assets, net	103,037	108,052
Identifiable intangibles, net	242,741	250,590
Goodwill	561,477	563,205
Other assets	65,884	59,316
TOTAL ASSETS	$2,474,174	$2,452,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$277,224	$259,463
Current portion of long-term debt	181	40,174
Compensation and related benefits	61,230	91,166
Other current liabilities	112,628	108,824
Total current liabilities	451,263	499,627
Long-term debt	649,103	649,150
Other liabilities	152,368	154,456
TOTAL LIABILITIES	1,252,734	1,303,233
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	183,348	183,822
Retained earnings	1,576,551	1,499,676
Treasury shares—at cost (15,642 and 15,714 shares, respectively)	(474,529)	(471,848)
Accumulated other comprehensive loss	(73,930)	(72,295)
TOTAL SHAREHOLDERS’ EQUITY	1,221,440	1,149,355
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,474,174	$2,452,588
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$76,880	$52,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	5,481	5,427
Amortization of intangibles	7,705	8,121
Provision for losses on accounts receivable	3,994	798
Amortization of stock appreciation rights and options	1,424	1,907
Other share-based compensation expense	1,939	1,563
Changes in operating assets and liabilities, net of acquisitions	(72,071)	(20,404)
Other, net	591	(1,739)
Net Cash provided by Operating Activities	25,943	48,642
Cash Flows from Investing Activities
Net cash paid for acquisitions, net of cash acquired	—	(7,094)
Cash payments for loans on company-owned life insurance	—	(14,835)
Capital expenditures	(5,554)	(3,621)
Proceeds from property sales	56	48
Net Cash used in Investing Activities	(5,498)	(25,502)
Cash Flows from Financing Activities
Long-term debt repayments	(40,061)	(9,811)
Purchases of treasury shares	(716)	(6,537)
Interest rate swap settlement receipts (payments)	294	(1,644)
Dividends paid	(13,100)	(12,712)
Acquisition holdback payments	(660)	(135)
Exercise of stock appreciation rights and options	126	—
Taxes paid for shares withheld for equity awards	(1,401)	(1,141)
Net Cash used in Financing Activities	(55,518)	(31,980)
Effect of Exchange Rate Changes on Cash	(1,826)	(1,592)
Decrease in Cash and Cash Equivalents	(36,899)	(10,432)
Cash and Cash Equivalents at Beginning of Period	184,474	257,745
Cash and Cash Equivalents at End of Period	$147,575	$247,313
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended September 30, 2022	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2022	38,499	$10,000	$183,822	$1,499,676	$(471,848)	$(72,295)	$1,149,355
Net income				76,880			76,880
Other comprehensive loss						(1,635)	(1,635)
Cash dividends — $0.34 per share
Purchases of common stock for treasury	(8)				(716)		(716)
Treasury shares issued for:
Exercise of stock appreciation rights and options	21		(860)		(366)		(1,226)
Performance share awards	23		(1,290)		(758)		(2,048)
Restricted stock units	33		(1,668)		(902)		(2,570)
Compensation expense — stock appreciation rights and options			1,424				1,424
Other share-based compensation expense			1,939				1,939
Other	3		(19)	(5)	61		37
Balance at September 30, 2022	38,571	$10,000	$183,348	$1,576,551	$(474,529)	$(73,930)	$1,221,440

For the Period Ended September 30, 2021	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2021	38,516	$10,000	$177,014	$1,294,413	$(455,789)	$(93,092)	$932,546
Net income				52,969			52,969
Other comprehensive income						(4,731)	(4,731)
Cash dividends — $0.33 per share
Purchases of common stock for treasury	(77)				(6,537)		(6,537)
Treasury shares issued for:
Exercise of stock appreciation rights and options	3		(116)		8		(108)
Performance share awards	5		(222)		(73)		(295)
Restricted stock units	12		(572)		(120)		(692)
Compensation expense — stock appreciation rights and options			1,907				1,907
Other share-based compensation expense			1,563				1,563
Other	(2)			(7)	(45)		(52)
Balance at September 30, 2021	38,457	$10,000	$179,574	$1,347,375	$(462,556)	$(97,823)	$976,570

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2022, and the results of its operations and its cash flows for the three month periods ended September 30, 2022 and 2021, have been included. The condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.
Operating results for the three month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2023.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $9,060 and $3,571 in the three months ended September 30, 2022 and 2021, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
Reportable Segments
The Company has two reportable segments: Service Center Based Distribution and Engineered Solutions (formerly known as Fluid Power & Flow Control). The Company changed the reportable segment name to Engineered Solutions in the first quarter of fiscal 2023. There was no change in the composition of either reportable segment. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center Based Distribution segment operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of motion control infrastructure and production equipment. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment. The Engineered Solutions segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, and engineered flow control products and services. This segment also includes our operations that focus on advanced automation solutions including machine vision, robotics, motion control, industrial networking, and smart technologies.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION

Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three months ended September 30, 2022 and 2021. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended September 30,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$584,880	$336,609	$921,489	$479,164	$285,044	$764,208
Canada	79,770	—	79,770	74,566	—	74,566
Other countries	53,338	7,808	61,146	47,141	5,766	52,907
Total	$717,988	$344,417	$1,062,405	$600,871	$290,810	$891,681

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.4%	39.9%	36.1%	34.6%	38.9%	35.9%
Industrial Machinery	9.9%	27.1%	15.5%	10.3%	29.0%	16.4%
Metals	11.0%	7.9%	10.0%	11.0%	7.4%	9.9%
Food	12.8%	2.8%	9.6%	12.5%	2.5%	9.3%
Forest Products	11.4%	2.6%	8.6%	10.4%	2.5%	7.8%
Chem/Petrochem	3.0%	13.8%	6.5%	3.4%	13.8%	6.8%
Cement & Aggregate	7.8%	1.5%	5.7%	8.5%	1.1%	6.1%
Oil & Gas	5.7%	1.3%	4.3%	5.2%	1.2%	3.9%
Transportation	4.0%	3.1%	3.7%	4.1%	3.6%	3.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.4%	10.1%	28.6%	37.7%	10.1%	28.7%
Fluid Power	12.9%	35.5%	20.2%	12.7%	37.6%	20.8%
General Maintenance, Hose Products & Other	21.6%	15.3%	19.5%	20.6%	18.8%	20.0%
Bearings, Linear & Seals	28.1%	0.3%	19.1%	29.0%	0.4%	19.7%
Specialty Flow Control	—%	38.8%	12.6%	—%	33.1%	10.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	September 30, 2022	June 30, 2022	$ Change	% Change
Contract assets	$17,890	$18,050	$(160)	(0.9)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS

The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois provider of high technology solutions for advanced factory automation. Floody is included in the Engineered Solutions segment. The purchase price for the acquisition was $8,038, net tangible assets acquired were $1,040, and intangible assets including goodwill were $6,998 based upon estimated fair values at the acquisition date. The purchase price includes $1,000 of acquisition holdback payments, of which $500 was paid during the quarter ended September 30, 2022. The remaining balance of $500 is included in other current liabilities on the condensed consolidated balance sheet as of September 30, 2022, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES

The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2022 and the three month period ended September 30, 2022 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2021	$212,296	$347,781	$560,077
Goodwill acquired during the year	—	3,984	3,984
Other, primarily currency translation	(1,286)	430	(856)
Balance at June 30, 2022	211,010	352,195	563,205
Other, primarily currency translation	(1,728)	—	(1,728)
Balance at September 30, 2022	$209,282	$352,195	$561,477

The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2022. The Company concluded that all of the reporting units' fair values exceeded their carrying amounts by at least 25% as of January 1, 2022.
At September 30, 2022 and June 30, 2022, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2022	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$352,635	$171,251	$181,384
Trade names	105,627	46,388	59,239
Vendor relationships	11,222	10,613	609
Other	2,321	812	1,509
Total Identifiable Intangibles	$471,805	$229,064	$242,741

June 30, 2022	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$353,836	$166,623	$187,213
Trade names	105,629	44,637	60,992
Vendor relationships	11,320	10,533	787
Other	2,321	723	1,598
Total Identifiable Intangibles	$473,106	$222,516	$250,590
Fully amortized amounts are written off.
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2022) for the next five years is as follows: $22,200 for the remainder of 2023, $26,300 for 2024, $24,100 for 2025, $22,300 for 2026, $20,600 for 2027 and $19,100 for 2028.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5.     DEBT

A summary of long-term debt, including the current portion, follows:

	September 30, 2022	June 30, 2022
Revolving credit facility	$410,592	$410,592
Trade receivable securitization facility	188,300	188,300
Series C notes	—	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	542	603
Total debt	$649,434	$689,495
Less: unamortized debt issuance costs	150	171
	$649,284	$689,324
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $489,208 at September 30, 2022 and June 30, 2022, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 4.04% and 2.81% as of September 30, 2022 and June 30, 2022, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,694 and $4,735 as of September 30, 2022 and June 30, 2022, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the drawn fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of September 30, 2022 and June 30, 2022 was 4.06% and 2.60%, respectively. The termination date of the AR Securitization Facility is March 26, 2024.
Unsecured Shelf Facility
At September 30, 2022 and June 30, 2022, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50,000 and $90,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes carried a fixed interest rate of 3.19%, and the remaining principal balance of $40,000 was paid in July 2022. The "Series D" notes have a remaining principal amount of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.

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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The new pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converted $409,000 of variable rate debt to a rate of 2.54% as of September 30, 2022 and at a rate of 2.75% as of June 30, 2022. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $29,569 and $17,827 as of September 30, 2022 and June 30, 2022, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive income (loss), before tax to interest expense, net totaled $796 and $2,585 for the three months ended September 30, 2022 and 2021, respectively.

7.    FAIR VALUE MEASUREMENTS

Marketable securities measured at fair value at September 30, 2022 and June 30, 2022 totaled $15,409 and $15,317, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of September 30, 2022 and June 30, 2022, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy). The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
8.    SHAREHOLDERS' EQUITY

Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2022	$(90,738)	$(1,303)	$19,746	$(72,295)
Other comprehensive (loss) income	(11,521)	—	9,280	(2,241)
Amounts reclassified from accumulated other comprehensive (loss) income	—	6	600	606
Net current-period other comprehensive (loss) income	(11,521)	6	9,880	(1,635)
Balance at September 30, 2022	$(102,259)	$(1,297)	$29,626	$(73,930)

	Three Months Ended September 30, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2021	$(80,838)	$(3,673)	$(8,581)	$(93,092)
Other comprehensive (loss) income	(7,188)	—	450	(6,738)
Amounts reclassified from accumulated other comprehensive (loss) income	—	57	1,950	2,007
Net current-period other comprehensive (loss) income	(7,188)	57	2,400	(4,731)
Balance at September 30, 2021	$(88,026)	$(3,616)	$(6,181)	$(97,823)

Other Comprehensive Loss
Details of other comprehensive loss are as follows:

	Three Months Ended September 30,
	2022			2021
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(11,437)	$84	$(11,521)	$(7,182)	$6	$(7,188)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	8	2	6	75	18	57
Unrealized gain on cash flow hedge	12,310	3,030	9,280	596	146	450
Reclassification of interest from cash flow hedge into interest expense	796	196	600	2,585	635	1,950
Other comprehensive loss	$1,677	$3,312	$(1,635)	$(3,926)	$805	$(4,731)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2022 and September 30, 2021, stock options and stock appreciation rights related to 185 and 109 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION

The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $9,060 and $3,571 in the three months ended September 30, 2022 and 2021, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $10,518 and $8,132, in the three months ended September 30, 2022 and 2021, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
September 30, 2022
Net sales	$717,988	$344,417	$1,062,405
Operating income for reportable segments	88,809	45,534	134,343
Assets used in business	1,460,896	1,013,278	2,474,174
Depreciation and amortization of property	4,449	1,032	5,481
Capital expenditures	3,565	1,989	5,554

September 30, 2021
Net sales	$600,871	$290,810	$891,681
Operating income for reportable segments	64,653	34,805	99,458
Assets used in business	1,349,654	953,526	2,303,180
Depreciation and amortization of property	4,379	1,048	5,427
Capital expenditures	3,097	524	3,621

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2022	2021
Operating income for reportable segments	$134,343	$99,458
Adjustment for:
Intangible amortization—Service Center Based Distribution	758	892
Intangible amortization—Engineered Solutions	6,947	7,229
Corporate and other expense, net	20,106	16,723
Total operating income	106,532	74,614
Interest expense, net	6,480	7,390
Other expense (income), net	1,008	(312)
Income before income taxes	$99,044	$67,536

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
10.    OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of the following:

	Three Months Ended
	September 30,
	2022	2021
Unrealized loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$827	$91
Foreign currency transactions loss (gain)	228	(567)
Net other periodic post-employment costs	143	152
Life insurance income, net	(111)	(41)
Other, net	(79)	53
Total other expense (income), net	$1,008	$(312)

11.    SUBSEQUENT EVENTS

We have evaluated events and transactions occurring subsequent to September 30, 2022 through the date the financial statements were issued.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,000 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2023, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 567 facilities.
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
Overview
Consolidated sales for the quarter ended September 30, 2022 increased $170.7 million or 19.1% compared to the prior year quarter, with acquisitions increasing sales by $1.7 million or 0.2% and unfavorable foreign currency translation of $4.7 million decreasing sales by 0.5%. Operating margin was 10.0% of sales for the quarter ended September 30, 2022 compared to 8.4% of sales for the same quarter in the prior year. Net income of $76.9 million increased 45.1% compared to the prior year quarter. The current ratio was 3.1 to 1 at September 30, 2022 and 2.7 to 1 at June 30, 2022.
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
The MCU (total industry) and IP indices increased since June 2022. The ISM PMI registered 50.9 in September, down from the June 2022 reading of 53.0. The indices for the months during the current quarter, along with the indices for the prior fiscal year end, were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2022	80.3	50.9	102.8
August 2022	80.1	52.8	102.3
July 2022	80.3	52.8	102.0
June 2022	79.8	53.0	101.3

The number of Company employees was 6,067 at September 30, 2022, 6,075 at June 30, 2022, and 5,998 at September 30, 2021. The number of operating facilities totaled 567 at September 30, 2022, 568 at June 30, 2022 and 570 at September 30, 2021.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 2022 and 2021
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Decrease
	As a Percent of Net Sales
	2022	2021
Net sales	100.0%	100.0%	19.1%
Gross profit	28.9%	28.6%	20.1%
Selling, distribution & administrative expense	18.8%	20.3%	10.8%
Operating income	10.0%	8.4%	42.8%
Net income	7.2%	5.9%	45.1%
During the quarter ended September 30, 2022, sales increased $170.7 million or 19.1% compared to the prior year quarter, with sales from acquisitions adding $1.7 million or 0.2% and unfavorable foreign currency translation accounting for a decrease of $4.7 million or 0.5%. There were 64 selling days in both the quarters ended September 30, 2022 and September 30, 2021. Excluding the impact of businesses acquired and foreign currency translation, sales were up $173.7 million or 19.4% during the quarter, driven by an increase from operations reflecting firm underlying demand across both segments, structural and secular tailwinds across U.S. industrial manufacturing markets, and support from company-specific growth opportunities.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
Service Center Based Distribution	$718.0	$600.9	$117.1	$—	$(4.7)	$121.8
Engineered Solutions	344.4	290.8	53.6	1.7	—	51.9
Total	$1,062.4	$891.7	$170.7	$1.7	$(4.7)	$173.7
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $117.1 million or 19.5%. Unfavorable foreign currency translation decreased sales by $4.7 million or 0.8%. Excluding the impact of foreign currency translation, sales increased $121.8 million or 20.3%, driven by an increase from operations due to benefits from break-fix MRO activity, sales process initiatives, and ongoing pricing actions, as well as secular growth and support from investments across the U.S. manufacturing sector. The strongest growth was experienced across the food & beverage, mining, metals, pulp & paper, energy, aggregates, lumber & wood, and transportation end markets.
Sales from our Engineered Solutions segment increased $53.6 million or 18.4%. Acquisitions within this segment increased sales by $1.7 million or 0.6%. Excluding the impact of businesses acquired, sales increased $51.9 million or 17.8%, driven by an increase from operations due to end market growth especially across mining, metals, agriculture, chemicals, technology, food & beverage, and machinery end-markets, partially offset by supply chain bottlenecks and extended component lead times.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2022	2021		Acquisitions
United States	$921.5	$764.2	$157.3	$1.7	$—	$155.6
Canada	79.8	74.6	5.2	—	(2.6)	7.8
Other countries	61.1	52.9	8.2	—	(2.1)	10.3
Total	$1,062.4	$891.7	$170.7	$1.7	$(4.7)	$173.7
Sales in our U.S. operations were up $157.3 million or 20.6%, as acquisitions added $1.7 million or 0.2%. Excluding the impact of businesses acquired, U.S. sales were up $155.6 million or 20.4%. Sales from our Canadian operations increased $5.2 million or 7.0%. Unfavorable foreign currency translation decreased Canadian sales by $2.6 million or 3.5%. Excluding the impact of foreign currency translation, Canadian sales were up $7.8 million or 10.5%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $8.2 million or 15.6% from the prior year. Unfavorable foreign currency translation decreased other country sales by $2.1 million or 3.9%. Excluding the impact of currency translation, other country sales were up $10.3 million, or 19.5% during the quarter.
Our gross profit margin was 28.9% in the quarter ended September 30, 2022 compared to 28.6% in the prior period. Gross profit margin expanded year over year primarily reflecting broad-based execution across the business and countermeasures in response to ongoing inflation and supply chain dynamics. The gross profit margin for the current quarter was negatively impacted by 52 basis points due to a $5.5 million increase in LIFO expense.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended September 30,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
SD&A	$200.3	$180.7	$19.5	$0.8	$(1.1)	$19.8
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.8% of sales in the quarter ended September 30, 2022 compared to 20.3% in the prior year quarter. SD&A increased $19.5 million or 10.8% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended September 30, 2022 by $1.1 million or 0.6% compared to the prior year quarter. SD&A from businesses acquired added $0.8 million or 0.4% of SD&A expenses. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $19.8 million or 11.0% during the quarter ended September 30, 2022 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $10.9 million during the quarter ended September 30, 2022, primarily due to an increase in employee incentive compensation correlating with the improved Company performance. Also, excluding acquisitions, travel & entertainment and fleet expenses were up a combined $1.6 million primarily due to reduced travel activity in the prior year related to lingering effects of the COVID-19 pandemic. Bad debt expense increased $3.2 million due to provisions recorded in the current year for customer credit deterioration primarily in the U.S. operations of the Service Center Based Distribution segment. All other expenses within SD&A were up $4.1 million.
Operating income increased $31.9 million or 42.8%, and as a percent of sales increased to 10.0% from 8.4% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 12.4% in the current year quarter from 10.8% in the prior year quarter. Operating income as a percentage of sales for the Engineered Solutions segment increased to 13.2% in the current year quarter from 12.0% in the prior year quarter.
Other expense (income), net was expense of $1.0 million for the current year quarter, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $0.8 million and unfavorable foreign currency transaction

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

losses of $0.2 million. During the prior year quarter, other expense (income), net was income of $0.3 million, which included favorable foreign currency transaction gains of $0.6 million, offset by net other periodic benefit costs of $0.2 million, and $0.1 million of unrealized losses on investments held by non-qualified deferred compensation trusts.
The effective income tax rate was 22.4% for the quarter ended September 30, 2022 compared to 21.6% for the quarter ended September 30, 2021. The increase in the effective tax rate over the prior year is primarily due to discrete favorable adjustments during the quarter ended September 30, 2021. We expect our full year tax rate for fiscal 2023 to be in the 22.0% to 24.0% range.
As a result of the factors addressed above, net income for the quarter ended September 30, 2022 increased $23.9 million or 45.1% compared to the prior year quarter. Net income was $1.97 per share for the quarter ended September 30, 2022 compared to $1.36 per share in the prior year quarter, an increase of 44.9%.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At September 30, 2022, we had total debt obligations outstanding of $649.4 million compared to $689.5 million at June 30, 2022. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at September 30, 2022 was $939.2 million, compared to $859.9 million at June 30, 2022. The current ratio was 3.1 to 1 at September 30, 2022 and 2.7 to 1 at June 30, 2022.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2022	2021
Operating Activities	$25,943	$48,642
Investing Activities	(5,498)	(25,502)
Financing Activities	(55,518)	(31,980)
Exchange Rate Effect	(1,826)	(1,592)
Decrease in Cash and Cash Equivalents	$(36,899)	$(10,432)
The decrease in cash provided by operating activities during the three months ended September 30, 2022 from the prior period is driven by changes in working capital for the period offset by increased operating results. Changes in cash flows between periods related to working capital were driven by (amounts in thousands):

Accounts receivable	$(9,242)
Inventory	$(27,474)
Accounts payable	$14,582
Net cash used in investing activities during the three months ended September 30, 2022 decreased from the prior period primarily due to $14.8 million used for payments for loans on company-owned life insurance as well as $7.1 million used for the acquisition of R.R. Floody in the prior year period.
Net cash used in financing activities during the three months ended September 30, 2022 increased from the prior period primarily due to a change in net debt activity, as there was $40.1 million of debt payments in the current year period compared to $9.8 million of debt payments in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. We acquired 8,000 shares of treasury stock on the open market in the three months ended September 30, 2022 for $0.7 million. During the three

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

months ended September 30, 2021, the company acquired 76,658 shares of treasury stock on the open market for $6.5 million. At September 30, 2022, we had authorization to repurchase 1,500,000 shares.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	September 30, 2022	June 30, 2022
Revolving credit facility	$410,592	$410,592
Trade receivable securitization facility	188,300	188,300
Series C notes	—	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	542	603
Total debt	$649,434	$689,495
Less: unamortized debt issuance costs	150	171
	$649,284	$689,324
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $489.2 million at September 30, 2022 and June 30, 2022, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 4.04% and 2.81% as of September 30, 2022 and June 30, 2022, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.7 million as of September 30, 2022 and June 30, 2022, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”) with a termination date of August 31, 2021. On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the drawn fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of September 30, 2022 and June 30, 2022 was 4.06% and 2.60%, respectively. The termination date of the AR Securitization Facility is March 26, 2024.
Unsecured Shelf Facility
At September 30, 2022 and June 30, 2022, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50.0 million and $90.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes carried a fixed interest rate of 3.19%, and the remaining principal balance of $40.0 million was paid in July 2022. The "Series D" notes have a remaining principal amount of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2022, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At September 30, 2022, the Company's net indebtedness was less than 1.3 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at September 30, 2022.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

	September 30,	June 30,
	2022	2022
Accounts receivable, gross	$695,309	$673,951
Allowance for doubtful accounts	21,173	17,522
Accounts receivable, net	$674,136	$656,429
Allowance for doubtful accounts, % of gross receivables	3.0%	2.6%

	Three Months Ended September 30,
	2022	2021
Provision for losses on accounts receivable	$3,994	$798
Provision as a % of net sales	0.38%	0.09%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations. The Company has continued to experience an increase in accounts receivable during fiscal 2023 commensurate with the increase in sales.
On a consolidated basis, DSO was 57.1 at September 30, 2022 compared to 55.7 at June 30, 2022. As of September 30, 2022, approximately 4.6% of our accounts receivable balances are more than 90 days past due, compared to 3.4% at June 30, 2022. On an overall basis, our provision for losses from uncollected receivables represents 0.38% of our sales in the three months ended September 30, 2022, compared to 0.09% of sales for the three months ended September 30, 2021. The increase primarily relates to provisions recorded in the current year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2022 was 4.6 versus 4.7 for the period ended June 30, 2022.

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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2022.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2022.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended September 30, 2022 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2022 to July 31, 2022	8,518	$89.69	8,000	307,960
August 1, 2022 to August 31, 2022	0	$0.00	0	1,500,000
September 1, 2022 to September 30, 2022	0	$0.00	0	1,500,000
Total	8,518	$89.69	8,000	1,500,000

(1)During the quarter the Company purchased 518 shares in connection with the Deferred Compensation Plan.
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

ITEM 4.        Mine Safety Disclosures

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

4.8
Purchase and Sale Agreement dated as of August 31, 2018 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to Applied's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.9
Amendment No. 1 to Purchase and Sale Agreement dated as of November 19, 2018 among Applied Industrial Technologies, Inc. and various of its affiliates, as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 4.10 to Applied's Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.10
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

10.1	Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2022 revision).

10.2	Restricted Stock Units Terms and Conditions (Officers) (August 2022 revision).

10.3	Performance Shares Terms and Conditions (August 2022 revision).

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

95	Mine safety and health disclosures

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 28, 2022	By:
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 28, 2022	By:
David K. Wells
Vice President-Chief Financial Officer & Treasurer