Form 10-Q
period 2022-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2023-01-27
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2022

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

There were 38,599,687 (no par value) shares of common stock outstanding on January 13, 2023.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$1,060,280	$876,874	$2,122,685	$1,768,555
Cost of sales	751,775	619,249	1,507,397	1,255,590
Gross profit	308,505	257,625	615,288	512,965
Selling, distribution and administrative expense, including depreciation	195,612	179,448	395,863	360,174
Operating income	112,893	78,177	219,425	152,791
Interest expense, net	6,185	7,007	12,665	14,397
Other expense (income), net	758	(869)	1,766	(1,181)
Income before income taxes	105,950	72,039	204,994	139,575
Income tax expense	25,493	15,013	47,657	29,580
Net income	$80,457	$57,026	$157,337	$109,995
Net income per share - basic	$2.09	$1.48	$4.08	$2.86
Net income per share - diluted	$2.05	$1.46	$4.02	$2.81
Weighted average common shares outstanding for basic computation	38,579	38,456	38,552	38,479
Dilutive effect of potential common shares	629	666	610	625
Weighted average common shares outstanding for diluted computation	39,208	39,122	39,162	39,104
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net income per the condensed statements of consolidated income	$80,457	$57,026	$157,337	$109,995

Other comprehensive income, before tax:
Foreign currency translation adjustments	5,929	(783)	(5,508)	(7,965)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	10	75	18	150
Termination of pension plan	1,031	—	1,031	—
Unrealized gain on cash flow hedge	548	4,867	12,858	5,463
Reclassification of interest from cash flow hedge into interest expense, net	(715)	2,585	81	5,170
Total other comprehensive income, before tax	6,803	6,744	8,480	2,818
Income tax expense related to items of other comprehensive income	259	1,856	3,571	2,661
Other comprehensive income, net of tax	6,544	4,888	4,909	157
Comprehensive income, net of tax	$87,001	$61,914	$162,246	$110,152
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2022	June 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$165,538	$184,474
Accounts receivable, net	654,510	656,429
Inventories	523,021	449,821
Other current assets	79,183	68,805
Total current assets	1,422,252	1,359,529
Property, less accumulated depreciation of $222,086 and $215,015	112,790	111,896
Operating lease assets, net	105,797	108,052
Identifiable intangibles, net	246,739	250,590
Goodwill	572,319	563,205
Other assets	63,007	59,316
TOTAL ASSETS	$2,522,904	$2,452,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$250,407	$259,463
Current portion of long-term debt	25,189	40,174
Compensation and related benefits	73,873	91,166
Other current liabilities	97,736	108,824
Total current liabilities	447,205	499,627
Long-term debt	624,052	649,150
Other liabilities	155,771	154,456
TOTAL LIABILITIES	1,227,028	1,303,233
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	184,795	183,822
Retained earnings	1,643,874	1,499,676
Treasury shares—at cost (15,614 and 15,714 shares, respectively)	(475,407)	(471,848)
Accumulated other comprehensive loss	(67,386)	(72,295)
TOTAL SHAREHOLDERS’ EQUITY	1,295,876	1,149,355
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,522,904	$2,452,588
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$157,337	$109,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	11,033	10,863
Amortization of intangibles	15,519	16,205
Provision for losses on accounts receivable	9,573	1,328
Amortization of stock appreciation rights and options	1,871	2,516
Other share-based compensation expense	4,001	3,268
Changes in operating assets and liabilities, net of acquisitions	(111,542)	(61,066)
Other, net	1,031	(1,845)
Net Cash provided by Operating Activities	88,823	81,264
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(25,516)	(6,974)
Capital expenditures	(12,817)	(7,510)
Proceeds from property sales	128	442
Cash payments for loans on company-owned life insurance	—	(14,835)
Net Cash used in Investing Activities	(38,205)	(28,877)
Cash Flows from Financing Activities
Net borrowings under revolving credit facility	—	442,592
Long-term debt repayments	(40,123)	(550,371)
Interest rate swap settlement receipts (payments)	2,684	(3,294)
Payment of debt issuance costs	—	(1,794)
Purchases of treasury shares	(716)	(10,064)
Dividends paid	(26,259)	(25,465)
Acquisition holdback payments	(1,510)	(1,070)
Exercise of stock appreciation rights and options	127	116
Taxes paid for shares withheld for equity awards	(3,340)	(4,093)
Net Cash used in Financing Activities	(69,137)	(153,443)
Effect of Exchange Rate Changes on Cash	(417)	(1,846)
Decrease in Cash and Cash Equivalents	(18,936)	(102,902)
Cash and Cash Equivalents at Beginning of Period	184,474	257,745
Cash and Cash Equivalents at End of Period	$165,538	$154,843
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2022	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2022	38,499	$10,000	$183,822	$1,499,676	$(471,848)	$(72,295)	$1,149,355
Net income				76,880			76,880
Other comprehensive loss						(1,635)	(1,635)
Cash dividends — $0.34 per share
Purchases of common stock for treasury	(8)				(716)		(716)
Treasury shares issued for:
Exercise of stock appreciation rights and options	21		(860)		(366)		(1,226)
Performance share awards	23		(1,290)		(758)		(2,048)
Restricted stock units	33		(1,668)		(902)		(2,570)
Compensation expense — stock appreciation rights and options			1,424				1,424
Other share-based compensation expense			1,939				1,939
Other	3		(19)	(5)	61		37
Balance at September 30, 2022	38,571	$10,000	$183,348	$1,576,551	$(474,529)	$(73,930)	$1,221,440
Net income				80,457			80,457
Other comprehensive income						6,544	6,544
Cash dividends — $0.34 per share				(13,175)			(13,175)
Treasury shares issued for:
Exercise of stock appreciation rights and options	28		(1,061)		(878)		(1,939)
Compensation expense — stock appreciation rights and options			447				447
Other share-based compensation expense			2,062				2,062
Other			(1)	41			40
Balance at December 31, 2022	38,599	$10,000	$184,795	$1,643,874	$(475,407)	$(67,386)	$1,295,876

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2022, and the results of its operations and its cash flows for the six month periods ended December 31, 2022 and 2021, have been included. The condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.
Operating results for the six month period ended December 31, 2022 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2023.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $8,853 and $4,675 in the three months ended December 31, 2022 and 2021, respectively, and $17,913 and $8,246 in the six months ended December 31, 2022 and 2021, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
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
Qualified Defined Benefit Retirement Plan
The Company's qualified defined benefit retirement plan, which provided benefits to certain hourly employees at retirement, was frozen in April 2018. These employees did not participate in the Company's Retirement Savings Plan. The Company terminated the plan effective February 28, 2022. Participants elected to receive benefits as either a lump sum payment or through an annuity contract and the settlement of $8,895 was paid from plan assets in the second quarter of fiscal 2023. As a result of the plan termination, the Company recognized a loss of $1,184 in the three months ended December 31, 2022, which is recorded in other expense (income), net in the condensed statements of consolidated income. The Company has determined that activity related to the qualified defined benefit retirement plan is not material to the consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and six months ended December 31, 2022 and 2021. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended December 31,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$581,452	$347,745	$929,197	$474,412	$282,355	$756,767
Canada	74,702	—	74,702	66,263	—	66,263
Other countries	49,238	7,143	56,381	46,543	7,301	53,844
Total	$705,392	$354,888	$1,060,280	$587,218	$289,656	$876,874

	Six Months Ended December 31,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$1,166,332	$684,354	$1,850,686	$953,576	$567,399	$1,520,975
Canada	154,472	—	154,472	140,829	—	140,829
Other countries	102,576	14,951	117,527	93,684	13,067	106,751
Total	$1,423,380	$699,305	$2,122,685	$1,188,089	$580,466	$1,768,555

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	33.4%	42.3%	36.3%	35.1%	40.9%	36.9%
Industrial Machinery	10.3%	27.4%	16.0%	10.5%	29.0%	16.6%
Metals	10.6%	7.4%	9.5%	11.1%	7.1%	9.8%
Food	13.1%	2.2%	9.4%	12.6%	2.2%	9.2%
Forest Products	11.9%	2.4%	8.8%	10.7%	2.1%	7.9%
Chem/Petrochem	3.0%	12.9%	6.4%	3.1%	13.8%	6.6%
Cement & Aggregate	7.9%	1.3%	5.7%	7.1%	0.9%	5.1%
Oil & Gas	6.3%	1.2%	4.6%	5.4%	1.2%	4.0%
Transportation	3.5%	2.9%	3.3%	4.4%	2.8%	3.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	33.7%	41.0%	36.1%	34.8%	39.9%	36.6%
Industrial Machinery	10.2%	27.3%	15.8%	10.4%	29.0%	16.5%
Metals	10.7%	7.6%	9.7%	11.1%	7.2%	9.8%
Food	12.9%	2.5%	9.5%	12.6%	2.4%	9.2%
Forest Products	11.9%	2.5%	8.8%	10.5%	2.3%	7.8%
Chem/Petrochem	2.9%	13.4%	6.3%	3.3%	13.8%	6.7%
Cement & Aggregate	7.8%	1.4%	5.7%	7.8%	1.0%	5.6%
Oil & Gas	6.3%	1.3%	4.7%	5.3%	1.2%	3.9%
Transportation	3.6%	3.0%	3.4%	4.2%	3.2%	3.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and six months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.5%	10.1%	28.4%	36.6%	10.4%	27.9%
General Maintenance: Hose Products & Other	21.0%	23.6%	21.8%	21.5%	19.9%	21.0%
Fluid Power	13.3%	34.8%	20.5%	13.0%	37.4%	21.1%
Bearings, Linear & Seals	28.2%	0.5%	18.9%	28.9%	0.5%	19.5%
Specialty Flow Control	—%	31.0%	10.4%	—%	31.8%	10.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended December 31,
	2022			2021
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.5%	10.1%	28.5%	37.1%	10.2%	28.3%
General Maintenance; Hose Products & Other	21.2%	19.6%	20.6%	21.1%	19.4%	20.5%
Fluid Power	13.1%	35.1%	20.4%	12.9%	37.5%	21.0%
Bearings, Linear & Seals	28.2%	0.4%	19.0%	28.9%	0.5%	19.6%
Specialty Flow Control	—%	34.8%	11.5%	—%	32.4%	10.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	December 31, 2022	June 30, 2022	$ Change	% Change
Contract assets	$15,586	$18,050	$(2,464)	(13.7)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2023 Acquisitions
On November 1, 2022, the Company acquired substantially all of the net assets of Automation, Inc., a Minneapolis, Minnesota based provider of automation products, services, and engineered solutions focused on machine vision, collaborative and mobile robotics, motion control, intelligent sensors, pneumatics, and other related products and solutions. Automation, Inc. is included in the Engineered Solutions segment. The purchase price for the acquisition was $25,516, net tangible assets acquired were $3,801, and intangible assets including goodwill were $21,715 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois based provider of high technology solutions for advanced factory automation. Floody is included in the Engineered Solutions segment. The purchase price for the acquisition was $8,038, net tangible assets acquired were $1,040, and intangible assets including goodwill were $6,998 based upon estimated fair values at the acquisition date. The purchase price includes $1,000 of acquisition holdback payments, of which $500 was paid during the six months ended December 31, 2022. The remaining balance of $500 is included in other current liabilities on the condensed consolidated balance sheet as of December 31, 2022, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2022 and the six month period ended December 31, 2022 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2021	$212,296	$347,781	$560,077
Goodwill acquired during the period	—	3,984	3,984
Other, primarily currency translation	(1,286)	430	(856)
Balance at June 30, 2022	$211,010	$352,195	$563,205
Goodwill acquired during the period	—	9,955	9,955
Other, primarily currency translation	(1,258)	417	(841)
Balance at December 31, 2022	$209,752	$362,567	$572,319

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
At December 31, 2022 and June 30, 2022, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2022	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$361,770	$177,401	$184,369
Trade names	108,033	48,211	59,822
Vendor relationships	9,861	9,416	445
Other	3,021	918	2,103
Total Identifiable Intangibles	$482,685	$235,946	$246,739

June 30, 2022	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$353,836	$166,623	$187,213
Trade names	105,629	44,637	60,992
Vendor relationships	11,320	10,533	787
Other	2,321	723	1,598
Total Identifiable Intangibles	$473,106	$222,516	$250,590
Fully amortized amounts are written off.
During the six month period ended December 31, 2022, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$8,700	20.0
Trade names	2,360	15.0
Other	700	6.7
Total Identifiable Intangibles	$11,760	18.2
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2022) for the next five years is as follows: $15,200 for the remainder of 2023, $27,300 for 2024, $25,100 for 2025, $23,300 for 2026, $21,500 for 2027 and $20,000 for 2028.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5.     DEBT
A summary of long-term debt, including the current portion, follows:

	December 31, 2022	June 30, 2022
Revolving credit facility	$410,592	410,592
Trade receivable securitization facility	188,300	188,300
Series C notes	—	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	480	603
Total debt	$649,372	$689,495
Less: unamortized debt issuance costs	131	171
	$649,241	$689,324
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $489,208 at December 31, 2022 and June 30, 2022, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 5.35% and 2.81% as of December 31, 2022 and June 30, 2022, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,046 and $4,735 as of December 31, 2022 and June 30, 2022, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of December 31, 2022 and June 30, 2022 was 5.36% and 2.60%, respectively. The termination date of the AR Securitization Facility is March 26, 2024.
Unsecured Shelf Facility
At December 31, 2022 and June 30, 2022, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50,000 and $90,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes carried a fixed interest rate of 3.19%, and the remaining principal balance of $40,000 was paid in July 2022. The "Series D" notes have a remaining principal amount of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Long-Term Borrowing
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, and matures in November 2024.

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense, net in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declines over time. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The interest rate swap converted $384,000 of variable rate debt to a rate of 2.54% as of December 31, 2022. The interest rate swap converted $409,000 of variable rate debt to a rate of 2.75% as of June 30, 2022. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $27,975 and $17,827 as of December 31, 2022 and June 30, 2022, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive income, before tax to interest expense, net totaled $(715) and $2,585 for the three months ended December 31, 2022 and 2021, respectively, and $81 and $5,170 for the six months ended December 31, 2022 and 2021, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at December 31, 2022 and June 30, 2022 totaled $16,751 and $15,317, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of December 31, 2022 and June 30, 2022, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy). The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended December 31, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at September 30, 2022	$(102,259)	$(1,297)	$29,626	$(73,930)
Other comprehensive income	5,885	777	414	7,076
Amounts reclassified from accumulated other comprehensive (loss) income	—	7	(539)	(532)
Net current-period other comprehensive income (loss)	5,885	784	(125)	6,544
Balance at December 31, 2022	$(96,374)	$(513)	$29,501	$(67,386)

	Three Months Ended December 31, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at September 30, 2021	$(88,026)	$(3,616)	$(6,181)	$(97,823)
Other comprehensive (loss) income	(791)	—	3,672	2,881
Amounts reclassified from accumulated other comprehensive (loss) income	—	57	1,950	2,007
Net current-period other comprehensive (loss) income	(791)	57	5,622	4,888
Balance at December 31, 2021	$(88,817)	$(3,559)	$(559)	$(92,935)

	Six Months Ended December 31, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2022	$(90,738)	$(1,303)	$19,746	$(72,295)
Other comprehensive (loss) income	(5,636)	777	9,694	4,835
Amounts reclassified from accumulated other comprehensive (loss) income	—	13	61	74
Net current-period other comprehensive (loss) income	(5,636)	790	9,755	4,909
Balance at December 31, 2022	$(96,374)	$(513)	$29,501	$(67,386)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2021
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2021	$(80,838)	$(3,673)	$(8,581)	$(93,092)
Other comprehensive (loss) income	(7,979)	—	4,122	(3,857)
Amounts reclassified from accumulated other comprehensive (loss) income	—	114	3,900	4,014
Net current-period other comprehensive (loss) income	(7,979)	114	8,022	157
Balance at December 31, 2021	$(88,817)	$(3,559)	$(559)	$(92,935)
Other Comprehensive Income
Details of other comprehensive income are as follows:

	Three Months Ended December 31,
	2022			2021
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$5,929	$44	$5,885	$(783)	$8	$(791)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	10	3	7	75	18	57
Termination of pension plan	1,031	254	777	—	—	—
Unrealized gain on cash flow hedge	548	134	414	4,867	1,195	3,672
Reclassification of interest from cash flow hedge into interest expense, net	(715)	(176)	(539)	2,585	635	1,950
Other comprehensive income	$6,803	$259	$6,544	$6,744	$1,856	$4,888

	Six Months Ended December 31,
	2022			2021
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(5,508)	$128	$(5,636)	$(7,965)	$14	$(7,979)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	18	5	13	150	36	114
Termination of pension plan	1,031	254	777	—	—	—
Unrealized gain on cash flow hedge	12,858	3,164	9,694	5,463	1,341	4,122
Reclassification of interest from cash flow hedge into interest expense, net	81	20	61	5,170	1,270	3,900
Other comprehensive income	$8,480	$3,571	$4,909	$2,818	$2,661	$157
Anti-dilutive Common Stock Equivalents
In the three month periods ended December 31, 2022 and 2021, stock options and stock appreciation rights related to 82 and 78 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive. In the six month periods ended December 31, 2022 and 2021, stock

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
options and stock appreciation rights related to 109 and 108 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $8,853 and $4,675 in the three months ended December 31, 2022 and 2021, respectively, and $17,913 and $8,246 in the six months ended December 31, 2022 and 2021, respectively, is recorded in cost of sales in the condensed statements of consolidated income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $11,695 and $8,859, in the three months ended December 31, 2022 and 2021, respectively, and $22,213 and $16,991 in the six months ended December 31, 2022 and 2021 respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
December 31, 2022
Net sales	$705,392	$354,888	$1,060,280
Operating income for reportable segments	86,484	51,626	138,110
Depreciation and amortization of property	4,474	1,078	5,552
Capital expenditures	4,751	2,512	7,263

December 31, 2021
Net sales	$587,218	$289,656	$876,874
Operating income for reportable segments	67,450	36,426	103,876
Depreciation and amortization of property	4,371	1,065	5,436
Capital expenditures	3,039	850	3,889

Six Months Ended	Service Center Based Distribution	Engineered Solutions	Total
December 31, 2022
Net sales	$1,423,380	$699,305	$2,122,685
Operating income for reportable segments	175,293	97,160	272,453
Assets used in business	1,454,040	1,068,864	2,522,904
Depreciation and amortization of property	8,923	2,110	11,033
Capital expenditures	8,316	4,501	12,817

December 31, 2021
Net sales	$1,188,089	$580,466	$1,768,555
Operating income for reportable segments	132,103	71,231	203,334
Assets used in business	1,265,567	960,142	2,225,709
Depreciation and amortization of property	8,750	2,113	10,863
Capital expenditures	6,136	1,374	7,510

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Operating income for reportable segments	$138,110	$103,876	$272,453	$203,334
Adjustment for:
Intangible amortization—Service Center Based Distribution	730	881	1,488	1,773
Intangible amortization—Engineered Solutions	7,084	7,203	14,031	14,432
Corporate and other expense, net	17,403	17,615	37,509	34,338
Total operating income	112,893	78,177	219,425	152,791
Interest expense, net	6,185	7,007	12,665	14,397
Other expense (income), net	758	(869)	1,766	(1,181)
Income before income taxes	$105,950	$72,039	$204,994	$139,575
The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

10.    OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,065)	$(1,031)	$(238)	$(940)
Foreign currency transactions loss (gain)	700	217	928	(350)
Net other periodic post-employment costs	1,176	153	1,319	305
Life insurance income, net	(104)	(113)	(215)	(154)
Other, net	51	(95)	(28)	(42)
Total other expense (income), net	$758	$(869)	$1,766	$(1,181)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,100 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2023, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 567 facilities.
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
Overview
Consolidated sales for the quarter ended December 31, 2022 increased $183.4 million or 20.9% compared to the prior year quarter, with acquisitions increasing sales by $4.0 million or 0.5% and unfavorable foreign currency translation of $6.0 million decreasing sales by 0.7%. The Company had operating income of $112.9 million, or operating margin of 10.6% of sales for the quarter ended December 31, 2022 compared to an operating income of $78.2 million, or operating margin of 8.9% of sales for the same quarter in the prior year. The quarter ended December 31, 2022 had net income of $80.5 million compared to net income of $57.0 million in the prior year quarter. The current ratio was 3.2 to 1 at December 31, 2022 and 2.7 to 1 at June 30, 2022.
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
The MCU (total industry) and IP indices have decreased since June 2022. The MCU for December 2022 was 78.8, which is down from the September and June revised readings of 80.1 and 79.7, respectively. The ISM PMI registered 48.4 in December, down from the September and June 2022 readings of 50.9 and 53.0, respectively. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
December 2022	78.8	48.4	99.8
November 2022	79.4	49.0	101.1
October 2022	80.0	50.2	102.2
September 2022	80.1	50.9	101.9
June 2022	79.7	53.0	101.1

The number of Company employees was 6,157 at December 31, 2022, 6,075 at June 30, 2022, and 6,007 at December 31, 2021. The number of operating facilities totaled 567 at December 31, 2022, 568 at June 30, 2022, and 569 at December 31, 2021.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended December 31, 2022 and 2021
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2022	2021
Net sales	100.0%	100.0%	20.9%
Gross profit	29.1%	29.4%	19.7%
Selling, distribution & administrative expense	18.4%	20.5%	9.0%
Operating income	10.6%	8.9%	44.4%
Net income	7.6%	6.5%	41.1%
During the quarter ended December 31, 2022, sales increased $183.4 million or 20.9% compared to the prior year quarter, with sales from acquisitions adding $4.0 million or 0.5%, and unfavorable foreign currency translation accounting for a decrease of $6.0 million or 0.7%. There were 61 selling days in the quarters ended December 31, 2022 and December 31, 2021. Excluding the impact of businesses acquired and foreign currency translation, sales were up $185.4 million or 21.1% during the quarter, driven by an increase from operations reflecting resilient underlying demand across both segments, structural and secular tailwinds across legacy and new markets, and support from company-specific growth opportunities.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended December 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
Service Center Based Distribution	$705.4	$587.2	$118.2	$—	$(6.0)	$124.2
Engineered Solutions	354.9	289.7	65.2	4.0	—	61.2
Total	$1,060.3	$876.9	$183.4	$4.0	$(6.0)	$185.4
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $118.2 million or 20.1%. Unfavorable foreign currency translation decreased sales by $6.0 million or 1.0%. Excluding the impact of foreign currency translation, sales increased $124.2 million or 21.1%, driven by an increase from operations due to benefits from break-fix MRO activity, sales process initiatives, ongoing pricing actions, as well as secular growth and support from supply chain investments across the U.S. manufacturing sector.
Sales from our Engineered Solutions segment increased $65.2 million or 22.5%. Acquisitions within this segment increased sales by $4.0 million or 1.4%. Excluding the impact of businesses acquired, sales increased $61.2 million or 21.1%, driven by growth related to the segment's diverse end market mix, as well as increased automation demand supported by the Company's technical and engineering capabilities.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Three Months Ended December 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2022	2021		Acquisitions
United States	$929.2	$756.8	$172.4	$4.0	$—	$168.4
Canada	74.7	66.3	8.4	—	(4.8)	13.2
Other countries	56.4	53.8	2.6	—	(1.2)	3.8
Total	$1,060.3	$876.9	$183.4	$4.0	$(6.0)	$185.4

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales in our U.S. operations were up $172.4 million or 22.8%, as acquisitions added $4.0 million or 0.5%. Excluding the impact of businesses acquired, U.S. sales were up $168.4 million or 22.3%. Sales from our Canadian operations increased $8.4 million or 12.7%. Unfavorable foreign currency translation decreased Canadian sales by $4.8 million or 7.2%. Excluding the impact of foreign currency translation, Canadian sales increased $13.2 million or 19.9%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $2.6 million or 4.7% from the prior year. Unfavorable foreign currency translation decreased other country sales by $1.2 million or 2.2%. Excluding the impact of currency translation, other country sales were up $3.8 million, or 6.9% during the quarter.
Our gross profit margin was 29.1% in the quarter ended December 31, 2022 compared to 29.4% in the prior year quarter. The gross profit margin for the current year quarter was negatively impacted by 39 basis points due to a $4.2 million increase in LIFO expense over the prior year quarter driven by ongoing inflationary impact.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
SD&A	$195.6	$179.4	$16.2	$1.6	$(1.5)	$16.1
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.4% of sales in the quarter ended December 31, 2022 compared to 20.5% in the prior year quarter. SD&A increased $16.2 million or 9.0% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended December 31, 2022 by $1.5 million or 0.9% compared to the prior year quarter. SD&A from businesses acquired added $1.6 million or 0.9% of SD&A expenses, including $0.2 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $16.1 million or 9.0% during the quarter ended December 31, 2022 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $10.9 million during the quarter ended December 31, 2022 primarily due to merit increases and an increase in employee incentive compensation correlating with the improved company performance. In addition, bad debt expense increased $5.0 million due to provisions recorded in the current year for customer credit risk factors related to rising interest rates primarily in the U.S. operations of the Service Center Based Distribution segment. Further, excluding acquisitions, travel & entertainment and fleet expenses increased $1.3 million during the quarter ended December 31, 2022 driven by higher fuel costs and the return of travel activity in the current quarter, along with reduced travel activity related to COVID-19 in the prior year quarter. All other expenses within SD&A were down $1.1 million.
Operating income increased $34.7 million, and as a percent of sales increased to 10.6% from 8.9% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 12.3% in the current year quarter from 11.5% in the prior year quarter. Operating income, as a percentage of sales for the Engineered Solutions segment increased to 14.5% in the current year quarter from 12.6% in the prior year quarter.
Other expense (income), net was expense of $0.8 million for the quarter, which included net other periodic benefit costs primarily related to the termination of the qualified defined benefit retirement plan of $1.2 million and net unfavorable foreign currency transaction losses of $0.7 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $1.1 million. During the prior year quarter, other expense (income), net was income of $0.9 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.0 million and $0.1 million of other income, offset by $0.2 million of net unfavorable foreign currency transaction losses.
The effective income tax rate was 24.1% for the quarter ended December 31, 2022 compared to 20.8% for the quarter ended December 31, 2021. The increase in the effective tax rate is primarily due to a reduction in discrete favorable adjustments during the quarter ended December 31, 2022 compared to the prior year quarter.
As a result of the factors addressed above, net income for the quarter ended December 31, 2022 increased $23.4 million compared to the prior year quarter. Net income per share was $2.05 per share for the quarter ended December 31, 2022 compared to $1.46 per share in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Six Months Ended December 31, 2022 and 2021
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31, 2022		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2022	2021
Net sales	100.0%	100.0%	20.0%
Gross profit	29.0%	29.0%	19.9%
Selling, distribution & administrative expense	18.6%	20.4%	9.9%
Operating income	10.3%	8.6%	43.6%
Net income	7.4%	6.2%	43.0%
During the six months ended December 31, 2022, sales increased $354.1 million or 20.0% compared to the prior year period, with sales from acquisitions adding $5.7 million or 0.3% and unfavorable foreign currency translation of $10.8 million decreasing sales by 0.6%. There were 125 selling days in both the six months ended December 31, 2022 and December 31, 2021. Excluding the impact of businesses acquired and foreign currency translation, sales were up $359.2 million or 20.3% during the period, driven by an increase from operations reflecting a productive U.S. manufacturing backdrop, as well as ongoing traction with growth initiatives and backlog support.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Six Months Ended December 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
Service Center Based Distribution	$1,423.4	$1,188.1	$235.3	$—	$(10.8)	$246.1
Engineered Solutions	699.3	580.5	118.8	5.7	—	113.1
Total	$2,122.7	$1,768.6	$354.1	$5.7	$(10.8)	$359.2
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $235.3 million or 19.8%. Unfavorable foreign currency translation decreased sales by $10.8 million or 0.9%. Excluding the impact of foreign currency translation, sales increased $246.1 million or 20.7%, driven by an increase from operations due to benefits from break-fix MRO activity, sales process initiatives, ongoing pricing actions, as well as secular growth and support from supply chain investments across the U.S. manufacturing sector.
Sales from our Engineered Solutions segment increased $118.8 million or 20.5%. Acquisitions within this segment increased sales by $5.7 million or 1.0%. Excluding the impact of businesses acquired, sales increased $113.1 million or 19.5%, driven by growth related to the segment's diverse end market mix, as well as increased automation demand supported by the Company's technical and engineering capabilities.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Six Months Ended December 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2022	2021		Acquisitions
United States	$1,850.7	$1,521.0	$329.7	$5.7	$—	$324.0
Canada	154.5	140.8	13.7	—	(7.5)	21.2
Other countries	117.5	106.8	10.7	—	(3.3)	14.0
Total	$2,122.7	$1,768.6	$354.1	$5.7	$(10.8)	$359.2

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales in our U.S. operations were up $329.7 million or 21.7%, as acquisitions added $5.7 million or 0.4%. Excluding the impact of businesses acquired, U.S. sales were up $324.0 million or 21.3%. Sales from our Canadian operations increased $13.7 million or 9.7%. Unfavorable foreign currency translation decreased Canadian sales by $7.5 million or 5.3%. Excluding the impact of foreign currency translation, Canadian sales were up $21.2 million or 15.0%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $10.7 million or 10.1% from the prior year. Unfavorable foreign currency translation decreased other country sales by $3.3 million or 3.1%. Excluding the impact of currency translation, other country sales were up $14.0 million, or 13.2%, during the period.
Our gross profit margin was 29.0% in both the six months ended December 31, 2022 and in the prior year period. The gross profit margin for the current year period was negatively impacted by 46 basis points due to a $9.7 million increase in LIFO expense over the prior year period driven by inflation offset by broad-based execution across the business and countermeasures in response to ongoing inflation and supply chain dynamics.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Six Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2022	2021		Acquisitions
SD&A	$395.9	$360.2	$35.7	$2.4	$(2.6)	$35.9
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.6% of sales in the six months ended December 31, 2022 compared to 20.4% in the prior year period. SD&A increased $35.7 million or 9.9% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the six months ended December 31, 2022 by $2.6 million or 0.7% compared to the prior year period. SD&A from businesses acquired added $2.4 million or 0.7% of SD&A expenses, including $0.2 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $35.9 million or 9.9% during the six months ended December 31, 2022 compared to the prior year period. Excluding the impact of acquisitions, total compensation increased $21.8 million during the six months ended December 31, 2022 as a result of merit increases and an increase in employee incentive compensation correlating with the improved company performance. In addition, bad debt expense increased $8.2 million due to provisions recorded in the current year for customer credit risk factors related to rising interest rates primarily in the U.S. operations of the Service Center Based Distribution segment. Further, travel & entertainment and fleet expenses increased $2.6 million during the six months ended December 31, 2022 compared to the prior year period primarily driven by higher fuel costs in the current year and the return of travel activity, along with reduced travel activity related to COVID-19 in the prior year. All other expenses within SD&A were up $3.3 million.
Operating income increased $66.6 million, and as a percent of sales increased to 10.3% from 8.6% during the prior year period.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 12.3% in the current year period from 11.1% in the prior year period. Operating income, as a percentage of sales for the Engineered Solutions segment increased to 13.9% in the current year period from 12.3% in the prior year period.
Other expense (income), net was expense of $1.8 million for the six months ended December 31, 2022, which included net other periodic benefit costs primarily related to the termination of the qualified defined benefit retirement plan of $1.3 million and net unfavorable foreign currency transaction losses of $0.9 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million and $0.2 million of other income. During the prior year period, other expense (income), net was income of $1.2 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.9 million, net favorable foreign currency transaction gains of $0.4 million, and $0.2 million of other income, offset by other periodic post-employment costs of $0.3 million.
The effective income tax rate was 23.2% for the six months ended December 31, 2022 compared to 21.2% for the six months ended December 31, 2021. The increase in the effective tax rate is primarily due to a reduction in discrete favorable adjustments during the current year period ended December 31, 2022 compared to the prior year period. We expect our full year tax rate for fiscal 2022 to be in the 22.0% to 24.0% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of the factors addressed above, net income for the six months ended December 31, 2022 increased $47.3 million compared to the prior year period. Net income was $4.02 per share for the six months ended December 31, 2022 compared to $2.81 per share in the prior year period.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2022, we had total debt obligations outstanding of $649.4 million compared to $689.5 million at June 30, 2022. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at December 31, 2022 was $975.0 million, compared to $859.9 million at June 30, 2022. The current ratio was 3.2 to 1 at December 31, 2022 and 2.7 to 1 at June 30, 2022.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2022	2021
Operating Activities	$88,823	$81,264
Investing Activities	(38,205)	(28,877)
Financing Activities	(69,137)	(153,443)
Exchange Rate Effect	(417)	(1,846)
Decrease in Cash and Cash Equivalents	$(18,936)	$(102,902)
The increase in cash provided by operating activities during the six months ended December 31, 2022 is driven by increased operating results offset by changes in working capital during the period. Changes in cash flows between periods related to working capital were driven by (amounts in thousands):

Inventories	$(31,557)
Accounts payable	$(7,969)
Net cash used in investing activities during the six months ended December 31, 2022 increased from the prior period primarily due to $25.5 million used for the acquisition of Automation, Inc. in the current year compared to $7.0 million used for the acquisition of R.R. Floody in the prior year period, offset by $14.8 million in cash payments for loans on company-owned life insurance in the prior year.
Net cash used in financing activities during the six months ended December 31, 2022 decreased from the prior year period primarily due to a change in net debt activity, as there was $40.1 million of debt payments in the current year period compared to $107.8 million of net debt payments in the prior year period. Further, the Company used $0.7 million of cash for the purchase of treasury shares during the six months ended December 31, 2022 compared to $10.1 million in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended December 31, 2022, the Company did not acquire any shares of treasury stock on the open market. We acquired 35,000 shares of treasury stock on the open market in the three months ended December 31, 2021 for $3.5 million. During the six months ended December 31, 2022, we acquired 8,000 shares of treasury stock for $0.7 million. During the six months ended December 31, 2021, we acquired 111,658 shares of treasury stock for $10.1 million. At December 31, 2022, we had authorization to repurchase 1,500,000 shares.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	December 31, 2022	June 30, 2022
Revolving credit facility	$410,592	$410,592
Trade receivable securitization facility	188,300	188,300
Series C notes	—	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	480	603
Total debt	$649,372	$689,495
Less: unamortized debt issuance costs	131	171
	$649,241	$689,324
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $489.2 million at December 31, 2022 and June 30, 2022, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 5.35% and 2.81% as of December 31, 2022 and June 30, 2022, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.0 million and $4.7 million as of December 31, 2022 and June 30, 2022, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of December 31, 2022 and June 30, 2022 was 5.36% and 2.60%, respectively. The termination date of the AR Securitization Facility is March 26, 2024.
Unsecured Shelf Facility
At December 31, 2022 and June 30, 2022, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50.0 million and $90.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes carried a fixed interest rate of 3.19%, and the remaining principal balance of $40.0 million was paid in July 2022. The "Series D" notes have a remaining principal amount of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other Long-Term Borrowing
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency, and matures in May 2024.
The Company entered into an interest rate swap which mitigates variability in forecasted interest payments on $384.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see note 6, Derivatives, to the consolidated financial statements, included in Item 1 under the caption “Notes to Condensed Consolidated Financial Statements.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2022, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At December 31, 2022, the Company's net indebtedness was 1.1 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at December 31, 2022.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			December 31,	June 30,
			2022	2022
Accounts receivable, gross			$680,020	$673,951
Allowance for doubtful accounts			25,510	17,522
Accounts receivable, net			$654,510	$656,429
Allowance for doubtful accounts, % of gross receivables			3.8%	2.6%

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Provision for losses on accounts receivable	$5,579	$531	$9,573	$1,328
Provision as a % of net sales	0.53%	0.06%	0.45%	0.08%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 55.6 at December 31, 2022 compared to 55.7 at June 30, 2022.
As of December 31, 2022, approximately 4.1% of our accounts receivable balances are more than 90 days past due, compared to 3.4% at June 30, 2022. On an overall basis, our provision for losses on accounts receivable represents 0.53% of our sales in the three months ended December 31, 2022, compared to 0.06% of sales for the three months ended December 31, 2021, and 0.45% of sales for the six months ended December 31, 2022 compared to 0.08% of sales for the six months ended December 31, 2021. The increase primarily relates to provisions recorded in the current year for customer credit deterioration and bankruptcies primarily in the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.6 for the period ended December 31, 2022 and 4.7 for the period ended June 30, 2022.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; continuing risks relating to the effects of the COVID-19 pandemic; inflationary or deflationary trends in the cost of products, energy, labor and other operating costs, and changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability (such as due to supply chain strains), changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, labor policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, war, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition, or results of operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2022 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 to October 31, 2022	0	$0.00	0	1,500,000
November 1, 2022 to November 30, 2022	0	$0.00	0	1,500,000
December 1, 2022 to December 31, 2022	0	$0.00	0	1,500,000
Total	0	$0.00	0	1,500,000

(1)On August 9, 2022, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on August 11, 2022. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

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

4.5
Amendment No. 3 to Amended and Restated Note Purchase and Private Shelf Agreement, dated as of October 28, 2022, between Applied and PGIM, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed November 1, 2022, SEC File No. 1-2299, as incorporated here by reference).

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

4.11
Amendment No. 2 to Purchase and Sale Agreement dated as of March 26, 2021 among various entities listed on Schedule 1 thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to the Company's Form 8-K filed March 29, 2021, SEC File No. 1-2299, and incorporated here by reference).

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101	The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on
Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 27, 2023	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 27, 2023	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer