Form 10-Q
period 2023-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2023-04-28
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2023

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

There were 38,654,124 (no par value) shares of common stock outstanding on April 21, 2023.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$1,132,035	$980,662	$3,254,720	$2,749,217
Cost of sales	798,917	693,338	2,306,314	1,948,928
Gross profit	333,118	287,324	948,406	800,289
Selling, distribution and administrative expense, including depreciation	206,207	191,481	602,070	551,655
Operating income	126,911	95,843	346,336	248,634
Interest expense, net	4,773	5,852	17,438	20,249
Other (income) expense, net	(142)	469	1,624	(712)
Income before income taxes	122,280	89,522	327,274	229,097
Income tax expense	25,093	21,216	72,750	50,796
Net income	$97,187	$68,306	$254,524	$178,301
Net income per share - basic	$2.52	$1.78	$6.60	$4.63
Net income per share - diluted	$2.47	$1.75	$6.49	$4.56
Weighted average common shares outstanding for basic computation	38,617	38,453	38,574	38,470
Dilutive effect of potential common shares	651	645	629	632
Weighted average common shares outstanding for diluted computation	39,268	39,098	39,203	39,102
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income per the condensed statements of consolidated income	$97,187	$68,306	$254,524	$178,301

Other comprehensive income, before tax:
Foreign currency translation adjustments	5,763	6,782	255	(1,183)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	9	74	27	224
Termination of pension plan	—	—	1,031	—
Unrealized (loss) gain on cash flow hedge	(2,309)	17,738	10,549	23,201
Reclassification of interest from cash flow hedge into interest expense, net	(3,036)	2,462	(2,955)	7,632
Total other comprehensive income, before tax	427	27,056	8,907	29,874
Income tax (benefit) expense related to items of other comprehensive income	(1,315)	4,977	2,256	7,638
Other comprehensive income, net of tax	1,742	22,079	6,651	22,236
Comprehensive income, net of tax	$98,929	$90,385	$261,175	$200,537
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2023	June 30, 2022
ASSETS
Current assets
Cash and cash equivalents	$182,127	$184,474
Accounts receivable, net	705,638	656,429
Inventories	526,978	449,821
Other current assets	92,002	68,805
Total current assets	1,506,745	1,359,529
Property, less accumulated depreciation of $225,379 and $215,015	115,383	111,896
Operating lease assets, net	101,960	108,052
Identifiable intangibles, net	243,133	250,590
Goodwill	577,235	563,205
Other assets	64,182	59,316
TOTAL ASSETS	$2,608,638	$2,452,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$276,024	$259,463
Current portion of long-term debt	25,196	40,174
Compensation and related benefits	80,545	91,166
Other current liabilities	98,827	108,824
Total current liabilities	480,592	499,627
Long-term debt	597,006	649,150
Other liabilities	150,380	154,456
TOTAL LIABILITIES	1,227,978	1,303,233
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	186,187	183,822
Retained earnings	1,727,534	1,499,676
Treasury shares—at cost (15,559 and 15,714 shares, respectively)	(477,417)	(471,848)
Accumulated other comprehensive loss	(65,644)	(72,295)
TOTAL SHAREHOLDERS’ EQUITY	1,380,660	1,149,355
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,608,638	$2,452,588
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$254,524	$178,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	16,598	16,215
Amortization of intangibles	23,189	24,096
Provision for losses on accounts receivable	4,676	2,905
Amortization of stock options and appreciation rights	2,322	2,897
Other share-based compensation expense	7,419	6,064
Changes in operating assets and liabilities, net of acquisitions	(142,092)	(106,136)
Other, net	(2,609)	9,481
Net Cash provided by Operating Activities	164,027	133,823
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(35,667)	(6,974)
Capital expenditures	(20,809)	(11,674)
Proceeds from property sales	226	494
Life insurance proceeds	—	3,159
Cash payments for loans on company-owned life insurance	—	(14,835)
Net Cash used in Investing Activities	(56,250)	(29,830)
Cash Flows from Financing Activities
Net (repayments) borrowings under revolving credit facility	(27,000)	442,592
Long-term debt repayments	(40,185)	(550,432)
Interest rate swap settlement receipts (payments)	5,501	(4,812)
Payment of debt issuance costs	—	(1,956)
Purchases of treasury shares	(716)	(13,604)
Dividends paid	(39,829)	(38,612)
Acquisition holdback payments	(1,510)	(2,361)
Exercise of stock options and appreciation rights	127	224
Taxes paid for shares withheld for equity awards	(7,914)	(4,405)
Net Cash used in Financing Activities	(111,526)	(173,366)
Effect of Exchange Rate Changes on Cash	1,402	(288)
Decrease in Cash and Cash Equivalents	(2,347)	(69,661)
Cash and Cash Equivalents at Beginning of Period	184,474	257,745
Cash and Cash Equivalents at End of Period	$182,127	$188,084
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2023	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2022	38,499	$10,000	$183,822	$1,499,676	$(471,848)	$(72,295)	$1,149,355
Net income				76,880			76,880
Other comprehensive loss						(1,635)	(1,635)
Cash dividends — $0.34 per share							—
Purchases of common stock for treasury	(8)				(716)		(716)
Treasury shares issued for:
Exercise of stock appreciation rights and options	21		(860)		(366)		(1,226)
Performance share awards	23		(1,290)		(758)		(2,048)
Restricted stock units	33		(1,668)		(902)		(2,570)
Compensation expense — stock appreciation rights and options			1,424				1,424
Other share-based compensation expense			1,939				1,939
Other	3		(19)	(5)	61		37
Balance at September 30, 2022	38,571	$10,000	$183,348	$1,576,551	$(474,529)	$(73,930)	$1,221,440
Net income				80,457			80,457
Other comprehensive income						6,544	6,544
Cash dividends — $0.34 per share				(13,175)			(13,175)
Treasury shares issued for:
Exercise of stock appreciation rights and options	28		(1,061)		(878)		(1,939)
Compensation expense — stock appreciation rights and options			447				447
Other share-based compensation expense			2,062				2,062
Other			(1)	41			40
Balance at December 31, 2022	38,599	$10,000	$184,795	$1,643,874	$(475,407)	$(67,386)	$1,295,876
Net income				97,187			97,187
Other comprehensive income						1,742	1,742
Cash dividends — $0.35 per share				(13,562)			(13,562)
Treasury shares issued for:
Exercise of stock appreciation rights and options	40		(2,173)		(2,401)		(4,574)
Restricted stock units	1		(44)		(30)		(74)
Compensation expense — stock appreciation rights and options			451				451
Other share-based compensation expense			3,418				3,418
Other	14		(260)	35	421		196
Balance at March 31, 2023	38,654	10,000	186,187	1,727,534	(477,417)	(65,644)	1,380,660

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2022	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2021	38,516	$10,000	$177,014	$1,294,413	$(455,789)	$(93,092)	$932,546
Net income				52,969			52,969
Other comprehensive loss						(4,731)	(4,731)
Cash dividends — $0.33 per share							—
Purchases of common stock for treasury	(77)				(6,537)		(6,537)
Treasury shares issued for:
Exercise of stock appreciation rights and options	3		(116)		8		(108)
Performance share awards	5		(222)		(73)		(295)
Restricted stock units	12		(572)		(120)		(692)
Compensation expense — stock appreciation rights and options			1,907				1,907
Other share-based compensation expense			1,563				1,563
Other	(2)			(7)	(45)		(52)
Balance at September 30, 2021	38,457	$10,000	$179,574	$1,347,375	$(462,556)	$(97,823)	$976,570
Net income				57,026			57,026
Other comprehensive income						4,888	4,888
Cash dividends — $0.33 per share				(12,759)			(12,759)
Purchases of common stock for treasury	(35)				(3,527)		(3,527)
Treasury shares issued for:
Exercise of stock appreciation rights and options	35		(1,639)		(832)		(2,471)
Compensation expense — stock appreciation rights and options			609				609
Other share-based compensation expense			1,705				1,705
Other	(4)		(1)	13	(364)		(352)
Balance at December 31, 2021	38,453	$10,000	$180,248	$1,391,655	$(467,279)	$(92,935)	$1,021,689
Net income				68,306			68,306
Other comprehensive income						22,079	22,079
Cash dividends — $0.34 per share				(13,131)			(13,131)
Purchases of common stock for treasury	(35)				(3,540)		(3,540)
Treasury shares issued for:
Exercise of stock appreciation rights and options	16		(40)		(130)		(170)
Restricted stock units			(18)		(16)		(34)
Compensation expense — stock appreciation rights and options			381				381
Other share-based compensation expense			2,796				2,796
Other	10		(267)	17	268		18
Balance at March 31, 2022	38,444	$10,000	$183,100	$1,446,847	$(470,697)	$(70,856)	$1,098,394

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2023, and the results of its operations and its cash flows for the nine month periods ended March 31, 2023 and 2022, have been included. The condensed consolidated balance sheet as of June 30, 2022 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022.
Operating results for the nine month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2023.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $8,205 and $7,397 in the three months ended March 31, 2023 and 2022, respectively, and $26,118 and $15,643 in the nine months ended March 31, 2023 and 2022, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
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
Qualified Defined Benefit Retirement Plan
The Company's qualified defined benefit retirement plan, which provided benefits to certain hourly employees at retirement, was frozen in April 2018. These employees did not participate in the Company's Retirement Savings Plan. The Company terminated the plan effective February 28, 2022. Participants elected to receive benefits as either a lump sum payment or through an annuity contract and the settlement of $8,895 was paid from plan assets in the second quarter of fiscal 2023. As a result of the plan termination, the Company recognized a loss of $1,184 in the nine months ended March 31, 2023, which is recorded in other (income) expense, net in the condensed statements of consolidated income. The Company determined that activity related to the qualified defined benefit retirement plan is not material to the consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and nine months ended March 31, 2023 and 2022. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended March 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$628,816	$363,945	$992,761	$541,622	$314,626	$856,248
Canada	80,133	—	80,133	70,493	—	70,493
Other countries	52,650	6,491	59,141	46,883	7,038	53,921
Total	$761,599	$370,436	$1,132,035	$658,998	$321,664	$980,662

	Nine Months Ended March 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$1,795,148	$1,048,299	$2,843,447	$1,495,198	$882,025	$2,377,223
Canada	234,605	—	234,605	211,322	—	211,322
Other countries	155,226	21,442	176,668	140,567	20,105	160,672
Total	$2,184,979	$1,069,741	$3,254,720	$1,847,087	$902,130	$2,749,217

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	33.9%	39.9%	35.8%	35.2%	40.5%	36.8%
Industrial Machinery	9.7%	25.9%	15.0%	10.6%	27.9%	16.3%
Metals	10.6%	7.8%	9.7%	11.4%	7.7%	10.2%
Food	13.1%	2.7%	9.7%	12.6%	2.7%	9.4%
Forest Products	12.5%	3.6%	9.6%	10.8%	2.1%	7.9%
Chem/Petrochem	2.9%	14.3%	6.6%	2.9%	13.3%	6.3%
Cement & Aggregate	7.9%	1.2%	5.7%	7.1%	1.1%	5.2%
Oil & Gas	5.8%	1.4%	4.4%	5.5%	1.1%	4.1%
Transportation	3.6%	3.2%	3.5%	3.9%	3.6%	3.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	33.8%	40.6%	36.1%	34.8%	40.1%	36.5%
Industrial Machinery	10.0%	26.8%	15.5%	10.5%	28.6%	16.4%
Metals	10.7%	7.7%	9.7%	11.2%	7.4%	10.0%
Food	13.0%	2.6%	9.6%	12.6%	2.5%	9.3%
Forest Products	12.0%	2.9%	9.0%	10.6%	2.2%	7.9%
Chem/Petrochem	3.0%	13.7%	6.5%	3.2%	13.6%	6.6%
Cement & Aggregate	7.9%	1.3%	5.7%	7.6%	1.1%	5.4%
Oil & Gas	5.9%	1.3%	4.4%	5.4%	1.2%	4.0%
Transportation	3.7%	3.1%	3.5%	4.1%	3.3%	3.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and nine months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.2%	10.9%	28.6%	36.3%	11.5%	28.2%
Fluid Power	13.2%	34.3%	20.1%	12.7%	36.5%	20.5%
General Maintenance; Hose Products & Other	20.6%	19.1%	20.1%	21.1%	18.8%	20.4%
Bearings, Linear & Seals	29.0%	0.4%	19.6%	29.9%	0.5%	20.2%
Specialty Flow Control	—%	35.3%	11.6%	—%	32.7%	10.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended March 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.4%	10.4%	28.5%	36.8%	10.7%	28.3%
Fluid Power	13.1%	34.9%	20.3%	12.8%	37.1%	20.8%
General Maintenance; Hose Products & Other	21.1%	19.3%	20.5%	21.1%	19.2%	20.4%
Bearings, Linear & Seals	28.4%	0.4%	19.2%	29.3%	0.5%	19.8%
Specialty Flow Control	—%	35.0%	11.5%	—%	32.5%	10.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	March 31, 2023	June 30, 2022	$ Change	% Change
Contract assets	$19,356	$18,050	$1,306	7.2%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2023 Acquisitions
On March 31, 2023, the Company acquired substantially all of the net assets of Advanced Motion Systems Inc. (AMS), a western New York based provider of automation products, services, and engineered solutions focused on a full range of machine vision, robotics, and motion control products and technologies. AMS is included in the Engineered Solutions segment. The purchase price for the acquisition was $10,000, net tangible assets acquired were $1,772, and intangible assets including goodwill were $8,228 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 1, 2022, the Company acquired substantially all of the net assets of Automation, Inc., a Minneapolis, Minnesota based provider of automation products, services, and engineered solutions focused on machine vision, collaborative and mobile robotics, motion control, intelligent sensors, pneumatics, and other related products and solutions. Automation, Inc. is included in the Engineered Solutions segment. The purchase price for the acquisition was $25,667, net tangible assets acquired were $3,689, and intangible assets including goodwill were $21,978 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois based provider of high technology solutions for advanced factory automation. Floody is included in the Engineered Solutions segment. The purchase price for the acquisition was $8,038, net tangible assets acquired were $1,040, and intangible assets including goodwill were $6,998 based upon estimated fair values at the acquisition date. The purchase price includes $1,000 of acquisition holdback payments, of which $500 was paid during the nine months ended March 31, 2023. The remaining balance of $500 is included in other current liabilities on the condensed consolidated balance sheet as of March 31, 2023, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2022 and the nine month period ended March 31, 2023 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2021	$212,296	$347,781	$560,077
Goodwill acquired during the period	—	3,984	3,984
Other, primarily currency translation	(1,286)	430	(856)
Balance at June 30, 2022	$211,010	$352,195	$563,205
Goodwill acquired during the period	—	14,395	14,395
Other, primarily currency translation	(739)	374	(365)
Balance at March 31, 2023	$210,271	$366,964	$577,235

The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2023.  The Company concluded that all of the reporting units’ fair values exceeded their carrying amounts by at least 20% as of January 1, 2023.
At March 31, 2023 and June 30, 2022, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2023	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$364,292	$183,032	$181,260
Trade names	108,291	49,012	59,279
Vendor relationships	9,861	9,580	281
Other	3,346	1,033	2,313
Total Identifiable Intangibles	$485,790	$242,657	$243,133

June 30, 2022	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$353,836	$166,623	$187,213
Trade names	105,629	44,637	60,992
Vendor relationships	11,320	10,533	787
Other	2,321	723	1,598
Total Identifiable Intangibles	$473,106	$222,516	$250,590
Fully amortized amounts are written off.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
During the nine month period ended March 31, 2023, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$11,176	20.0
Trade names	3,610	15.0
Other	1,025	6.7
Total Identifiable Intangibles	$15,811	18.0
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2023) for the next five years is as follows: $7,600 for the remainder of 2023, $27,600 for 2024, $25,300 for 2025, $23,600 for 2026, $21,800 for 2027 and $20,200 for 2028.

5.     DEBT
A summary of long-term debt, including the current portion, follows:

	March 31, 2023	June 30, 2022
Revolving credit facility	$383,592	$410,592
Trade receivable securitization facility	188,300	188,300
Series C notes	—	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	418	603
Total debt	$622,310	$689,495
Less: unamortized debt issuance costs	108	171
	$622,202	$689,324
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $516,208 and $489,208 at March 31, 2023 and June 30, 2022, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 5.79% and 2.81% as of March 31, 2023 and June 30, 2022, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,046 and $4,735 as of March 31, 2023 and June 30, 2022, respectively, in order to secure certain insurance obligations.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of March 31, 2023 and June 30, 2022 was 5.82% and 2.60%, respectively. The termination date of the AR Securitization Facility is March 26, 2024. The Company classified the AR Securitization Facility as long-term debt as it has the ability and intent to extend or refinance this amount on a long-term basis.
Unsecured Shelf Facility
At March 31, 2023 and June 30, 2022, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50,000 and $90,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes carried a fixed interest rate of 3.19%, and the remaining principal balance of $40,000 was paid in July 2022. The "Series D" notes have a remaining principal amount of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense, net in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense, net as interest payments are made on the Company’s variable-rate debt.
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
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.54% as of March 31, 2023. The interest rate swap converted $409,000 of variable rate debt to a rate of 2.75% as of June 30, 2022. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $22,737 and $17,827 as of March 31, 2023 and June 30, 2022, respectively, which is included in other current assets and other assets in the condensed consolidated

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
balance sheet. Amounts reclassified from other comprehensive income, before tax, to interest expense, net totaled $(3,036) and $2,462 for the three months ended March 31, 2023 and 2022, respectively, and $(2,955) and $7,632 for the nine months ended March 31, 2023 and 2022, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at March 31, 2023 and June 30, 2022 totaled $17,388 and $15,317, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of March 31, 2023 and June 30, 2022, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy). The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended March 31, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at December 31, 2022	$(96,374)	$(513)	$29,501	$(67,386)
Other comprehensive income (loss)	5,766	—	(1,741)	4,025
Amounts reclassified from accumulated other comprehensive (loss) income	—	6	(2,289)	(2,283)
Net current-period other comprehensive income (loss)	5,766	6	(4,030)	1,742
Balance at March 31, 2023	$(90,608)	$(507)	$25,471	$(65,644)

	Three Months Ended March 31, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at December 31, 2021	$(88,817)	$(3,559)	$(559)	$(92,935)
Other comprehensive income	6,783	—	13,382	20,165
Amounts reclassified from accumulated other comprehensive (loss) income	—	56	1,858	1,914
Net current-period other comprehensive income	6,783	56	15,240	22,079
Balance at March 31, 2022	$(82,034)	$(3,503)	$14,681	$(70,856)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2022	$(90,738)	$(1,303)	$19,746	$(72,295)
Other comprehensive income	130	777	7,953	8,860
Amounts reclassified from accumulated other comprehensive (loss) income	—	19	(2,228)	(2,209)
Net current-period other comprehensive income	130	796	5,725	6,651
Balance at March 31, 2023	$(90,608)	$(507)	$25,471	$(65,644)

	Nine Months Ended March 31, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2021	$(80,838)	$(3,673)	$(8,581)	$(93,092)
Other comprehensive (loss) income	(1,196)	—	17,504	16,308
Amounts reclassified from accumulated other comprehensive (loss) income	—	170	5,758	5,928
Net current-period other comprehensive (loss) income	(1,196)	170	23,262	22,236
Balance at March 31, 2022	$(82,034)	$(3,503)	$14,681	$(70,856)
Other Comprehensive Income
Details of other comprehensive income are as follows:

	Three Months Ended March 31,
	2023			2022
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$5,763	$(3)	$5,766	$6,782	$(1)	$6,783
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	9	3	6	74	18	56
Unrealized (loss) gain on cash flow hedge	(2,309)	(568)	(1,741)	17,738	4,356	13,382
Reclassification of interest from cash flow hedge into interest expense, net	(3,036)	(747)	(2,289)	2,462	604	1,858
Other comprehensive income	$427	$(1,315)	$1,742	$27,056	$4,977	$22,079

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2023			2022
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$255	$125	$130	$(1,183)	$13	$(1,196)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	27	8	19	224	54	170
Termination of pension plan	1,031	254	777	—	—	—
Unrealized gain on cash flow hedge	10,549	2,596	7,953	23,201	5,697	17,504
Reclassification of interest from cash flow hedge into interest expense, net	(2,955)	(727)	(2,228)	7,632	1,874	5,758
Other comprehensive income	$8,907	$2,256	$6,651	$29,874	$7,638	$22,236
Anti-dilutive Common Stock Equivalents
In the three month period ended March 31, 2022, stock options and stock appreciation rights related to 77 shares of common stock, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive. In the nine month periods ended March 31, 2023 and 2022, stock options and stock appreciation rights related to 109 and 107 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $8,205 and $7,397 in the three months ended March 31, 2023 and 2022, respectively, and $26,118 and $15,643 in the nine months ended March 31, 2023 and 2022, respectively, is recorded in cost of sales in the condensed statements of consolidated income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $13,754 and $9,951, in the three months ended March 31, 2023 and 2022, respectively, and $35,967 and $26,942 in the nine months ended March 31, 2023 and 2022, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
March 31, 2023
Net sales	$761,599	$370,436	$1,132,035
Operating income for reportable segments	103,083	51,917	155,000
Depreciation and amortization of property	4,486	1,079	5,565
Capital expenditures	3,413	4,579	7,992

March 31, 2022
Net sales	$658,998	$321,664	$980,662
Operating income for reportable segments	81,640	40,586	122,226
Depreciation and amortization of property	4,362	990	5,352
Capital expenditures	3,435	729	4,164

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Nine Months Ended	Service Center Based Distribution	Engineered Solutions	Total
March 31, 2023
Net sales	$2,184,979	$1,069,741	$3,254,720
Operating income for reportable segments	278,376	149,077	427,453
Assets used in business	1,537,793	1,070,845	2,608,638
Depreciation and amortization of property	13,409	3,189	16,598
Capital expenditures	11,729	9,080	20,809

March 31, 2022
Net sales	$1,847,087	$902,130	$2,749,217
Operating income for reportable segments	213,743	111,817	325,560
Assets used in business	1,401,236	982,335	2,383,571
Depreciation and amortization of property	13,112	3,103	16,215
Capital expenditures	9,571	2,103	11,674

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating income for reportable segments	$155,000	$122,226	$427,453	$325,560
Adjustment for:
Intangible amortization—Service Center Based Distribution	707	848	2,195	2,621
Intangible amortization—Engineered Solutions	6,963	7,043	20,994	21,475
Corporate and other expense, net	20,419	18,492	57,928	52,830
Total operating income	126,911	95,843	346,336	248,634
Interest expense, net	4,773	5,852	17,438	20,249
Other (income) expense, net	(142)	469	1,624	(712)
Income before income taxes	$122,280	$89,522	$327,274	$229,097
The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(999)	$1,090	$(1,237)	$150
Foreign currency transactions loss	1,255	413	2,183	63
Net other periodic post-employment costs	67	152	1,386	457
Life insurance income, net	(393)	(1,157)	(608)	(1,311)
Other, net	(72)	(29)	(100)	(71)
Total other (income) expense, net	$(142)	$469	$1,624	$(712)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,100 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2023, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 567 facilities.
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
Overview
Consolidated sales for the quarter ended March 31, 2023 increased $151.4 million or 15.4% compared to the prior year quarter, with acquisitions increasing sales by $6.8 million or 0.7%, and unfavorable foreign currency translation of $3.2 million decreasing sales by 0.3%. The Company had operating income of $126.9 million, or operating margin of 11.2% of sales for the quarter ended March 31, 2023 compared to an operating income of $95.8 million, or operating margin of 9.8% of sales for the same quarter in the prior year. The quarter ended March 31, 2023 had net income of $97.2 million compared to net income of $68.3 million in the prior year quarter. The current ratio was 3.1 to 1 at March 31, 2023 and 2.7 to 1 at June 30, 2022.
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
The MCU (total industry) and IP indices have decreased since June 2022. The MCU for March 2023 was 79.8, which is up from the December revised reading of 78.9 but down slightly from the June revised reading of 80.5. The ISM PMI registered 46.3 in March, down from the December 2022 reading of 48.4 and the June 2022 revised reading of 53.1. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
March 2023	79.8	46.3	99.5
February 2023	79.6	47.7	100.0
January 2023	79.5	47.4	99.4
December 2022	78.9	48.4	98.0
June 2022	80.5	53.1	100.0

The number of Company employees was 6,184 at March 31, 2023, 6,075 at June 30, 2022, and 6,008 at March 31, 2022. The number of operating facilities totaled 567 at March 31, 2023, 568 at June 30, 2022 and 566 at March 31, 2022.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 2023 and 2022
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2023	2022
Net sales	100.0%	100.0%	15.4%
Gross profit	29.4%	29.3%	15.9%
Selling, distribution & administrative expense	18.2%	19.5%	7.7%
Operating income	11.2%	9.8%	32.4%
Net income	8.6%	7.0%	42.3%
During the quarter ended March 31, 2023, sales increased $151.4 million or 15.4% compared to the prior year quarter, with sales from acquisitions adding $6.8 million or 0.7% and unfavorable foreign currency translation accounting for a decrease of $3.2 million or 0.3%. There were 64 selling days in both of the quarters ended March 31, 2023 and March 31, 2022. Excluding the impact of businesses acquired and foreign currency translation, sales were up $147.8 million or 15.0% during the quarter, driven by an increase from operations reflecting resilient underlying demand across both segments, structural and secular tailwinds across legacy and new markets, and support from company-specific growth opportunities.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended March 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
Service Center Based Distribution	$761.6	$659.0	$102.6	$—	$(3.2)	$105.8
Engineered Solutions	370.4	321.6	48.8	6.8	—	42.0
Total	$1,132.0	$980.6	$151.4	$6.8	$(3.2)	$147.8
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $102.6 million or 15.6%. Unfavorable foreign currency translation decreased sales by $3.2 million or 0.5%. Excluding the impact of foreign currency translation, sales increased $105.8 million or 16.1%, driven by an increase from operations due to ongoing benefits from market position, sales process initiatives, and pricing actions, as well as secular growth and support from supply chain investments across the U.S. manufacturing sector.
Sales from our Engineered Solutions segment increased $48.8 million or 15.2%. Acquisitions within this segment increased sales by $6.8 million or 2.1%. Excluding the impact of businesses acquired, sales increased $42.0 million or 13.1%, driven by technical and engineering capabilities and growth related to diverse end-market mix, partially offset by slower order activity across the technology sector and ongoing supply chain constraints.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Three Months Ended March 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2023	2022		Acquisitions
United States	$992.8	$856.2	$136.6	$6.8	$—	$129.8
Canada	80.1	70.5	9.6	—	(4.5)	14.1
Other countries	59.1	53.9	5.2	—	1.3	3.9
Total	$1,132.0	$980.6	$151.4	$6.8	$(3.2)	$147.8
Sales in our U.S. operations were up $136.6 million or 15.9%, as acquisitions added $6.8 million or 0.8%. Excluding the impact of businesses acquired, U.S. sales were up $129.8 million or 15.1%. Sales from our Canadian operations increased $9.6 million or 13.7%. Unfavorable foreign currency translation decreased Canadian sales by $4.5 million or 6.4%. Excluding the impact of foreign currency translation, Canadian sales increased $14.1 million or 20.1%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $5.2 million or 9.7% from the prior year. Favorable foreign currency translation increased other country sales by $1.3 million or 2.4%. Excluding the impact of currency translation, other country sales were up $3.9 million, or 7.3% during the quarter.
Our gross profit margin was 29.4% in the quarter ended March 31, 2023 compared to 29.3% in the prior year quarter.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
SD&A	$206.2	$191.5	$14.7	$1.6	$(1.0)	$14.1
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.2% of sales in the quarter ended March 31, 2023 compared to 19.5% in the prior year quarter. SD&A increased $14.7 million or 7.7% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended March 31, 2023 by $1.0 million or 0.5% compared to the prior year quarter. SD&A from businesses acquired added $1.6 million or 0.8% of SD&A expenses, including $0.3 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $14.1 million or 7.4% during the quarter ended March 31, 2023 compared to the prior year quarter. Excluding the impact of acquisitions, total compensation increased $17.4 million during the quarter ended March 31, 2023 as a result of annual calendar year merit increases and an increase in employee incentive compensation correlating with the improved company performance. Also, excluding acquisitions, travel & entertainment and fleet expenses increased $1.6 million during the quarter ended March 31, 2023 primarily driven by higher fuel costs and the return of travel activity in the current quarter, along with reduced travel activity related to COVID-19 in the prior year quarter. In addition, bad debt expense decreased $6.5 million, primarily tied to the collection of past due receivables. All other expenses within SD&A were up $1.6 million.
Operating income increased $31.1 million, and as a percent of sales increased to 11.2% from 9.8% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 13.5% in the current year quarter from 12.4% in the prior year quarter. Operating income, as a percentage of sales for the Engineered Solutions segment increased to 14.0% in the current year quarter from 12.6% in the prior year quarter.
Other (income) expense, net was income of $0.1 million for the quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.0 million and life insurance income of $0.4 million, offset by unfavorable foreign currency transaction losses of $1.3 million. During the prior year quarter, other (income) expense, net was expense of $0.5 million, which included unrealized losses on investments held by non-qualified deferred compensation trusts of $1.1

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

million, net unfavorable foreign currency transaction losses of $0.4 million, and other expense of $0.2 million, offset by life insurance income of $1.2 million.
The effective income tax rate was 20.5% for the quarter ended March 31, 2023 compared to 23.7% for the quarter ended March 31, 2022. The net impact of the Company’s valuation allowance activity in the quarter ended March 31, 2023 was a benefit of $3.7 million, which reduced the effective tax rate by 3.0% in the quarter ended March 31, 2023.
As a result of the factors addressed above, net income for the quarter ended March 31, 2023 increased $28.9 million compared to the prior year quarter. Net income per share was $2.47 per share for the quarter ended March 31, 2023 compared to $1.75 per share in the prior year quarter.
Results of Operations
Nine Months Ended March 31, 2023 and 2022
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31, 2023		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2023	2022
Net sales	100.0%	100.0%	18.4%
Gross profit	29.1%	29.1%	18.5%
Selling, distribution & administrative expense	18.5%	20.1%	9.1%
Operating income	10.6%	9.0%	39.3%
Net income	7.8%	6.5%	42.7%
During the nine months ended March 31, 2023, sales increased $505.5 million or 18.4% compared to the prior year period, with sales from acquisitions adding $12.5 million or 0.5% and unfavorable foreign currency translation of $14.2 million decreasing sales 0.5%. There were 189 selling days in both the nine months ended March 31, 2023 and March 31, 2022. Excluding the impact of businesses acquired and foreign currency translation, sales were up $507.2 million or 18.4% during the period, driven by an increase from operations reflecting a productive U.S. manufacturing backdrop, as well as ongoing traction with growth initiatives and backlog support.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Nine Months Ended March 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
Service Center Based Distribution	$2,185.0	$1,847.1	$337.9	$—	$(14.2)	$352.1
Engineered Solutions	1,069.7	902.1	167.6	12.5	—	155.1
Total	$3,254.7	$2,749.2	$505.5	$12.5	$(14.2)	$507.2
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $337.9 million or 18.3%. Unfavorable foreign currency translation decreased sales by $14.2 million or 0.8%. Excluding the impact of foreign currency translation, sales increased $352.1 million or 19.1%, driven by an increase from operations due to ongoing benefits from market position, sales process initiatives, and pricing actions, as well as secular growth and support from supply chain investments across the U.S. manufacturing sector.
Sales from our Engineered Solutions segment increased $167.6 million or 18.6%. Acquisitions within this segment increased sales by $12.5 million or 1.4%. Excluding the impact of businesses acquired, sales increased $155.1 million or 17.2%, driven by technical and engineering capabilities and growth related to diverse end-market mix, partially offset by slower order activity across the technology sector and ongoing supply chain constraints.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Nine Months Ended March 31,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2023	2022		Acquisitions
United States	$2,843.4	$2,377.2	$466.2	$12.5	$—	$453.7
Canada	234.6	211.3	23.3	—	(12.0)	35.3
Other countries	176.7	160.7	16.0	—	(2.2)	18.2
Total	$3,254.7	$2,749.2	$505.5	$12.5	$(14.2)	$507.2
Sales in our U.S. operations were up $466.2 million or 19.6%, as acquisitions added $12.5 million or 0.5%. Excluding the impact of businesses acquired, U.S. sales were up $453.7 million or 19.1%. Sales from our Canadian operations increased $23.3 million or 11.0%. Unfavorable foreign currency translation decreased Canadian sales by $12.0 million or 5.7%. Excluding the impact of foreign currency translation, Canadian sales were up $35.3 million or 16.7%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, increased $16.0 million or 10.0% from the prior year. Unfavorable foreign currency translation decreased other country sales by $2.2 million or 1.3%. Excluding the impact of currency translation, other country sales were up $18.2 million, or 11.3%, during the period.
Our gross profit margin was 29.1% in the nine months ended March 31, 2023 and 2022.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Nine Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
SD&A	$602.1	$551.7	$50.4	$4.0	$(3.6)	$50.0
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.5% of sales in the nine months ended March 31, 2023 compared to 20.1% in the prior year period. SD&A increased $50.4 million or 9.1% compared to the prior year period. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the nine months ended March 31, 2023 by $3.6 million or 0.7% compared to the prior year period. SD&A from businesses acquired added $4.0 million or 0.7% of SD&A expenses, including $0.5 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $50.0 million or 9.1% during the nine months ended March 31, 2023 compared to the prior year period. Excluding the impact of acquisitions, total compensation increased $39.1 million during the nine months ended March 31, 2022 as a result of annual calendar year merit increases and an increase in employee incentive compensation correlating with the improved company performance. Also, travel & entertainment and fleet expenses increased $4.5 million during the nine months ended March 31, 2023 primarily driven by higher fuel costs in the current year and the return of travel activity, along with reduced travel activity related to COVID-19 in the prior year quarter. In addition, bad debt expense increased $1.8 million, primarily tied to the increase in sales. All other expenses within SD&A were up $4.6 million.
Operating income increased $97.7 million, and as a percent of sales increased to 10.6% from 9.0% during the prior year period.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 12.7% in the current year period from 11.6% in the prior year period. Operating income, as a percentage of sales for the Engineered Solutions segment increased to 13.9% in the current year period from 12.4% in the prior year period.
Other (income) expense, net was expense of $1.6 million for the nine months ended March 31, 2023, which included foreign currency translation losses of $2.2 million and other periodic post-employment costs of $1.4 million, primarily offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million and life insurance income of $0.6 million. During the prior year period, other (income) expense, net was income of $0.7 million, which included life insurance income of $1.3 million, offset by other periodic post-employment costs of $0.5 million and other expense of $0.1 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The effective income tax rate was 22.2% for the nine months ended March 31, 2023 and March 31, 2022. We expect our full year tax rate for fiscal 2023 to be in the 22.0% to 24.0% range.
As a result of the factors addressed above, net income for the nine months ended March 31, 2023 increased $76.2 million compared to the prior year period. Net income was $6.49 per share for the nine months ended March 31, 2023 compared to $4.56 per share in the prior year period.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2023, we had total debt obligations outstanding of $622.3 million compared to $689.5 million at June 30, 2022. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at March 31, 2023 was $1,026.2 million, compared to $859.9 million at June 30, 2022. The current ratio was 3.1 to 1 at March 31, 2023 and 2.7 to 1 at June 30, 2022.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2023	2022
Operating Activities	$164,027	$133,823
Investing Activities	(56,250)	(29,830)
Financing Activities	(111,526)	(173,366)
Exchange Rate Effect	1,402	(288)
Decrease in Cash and Cash Equivalents	$(2,347)	$(69,661)
The increase in cash provided by operating activities during the nine months ended March 31, 2022 is driven by increased operating results offset by changes in working capital during the period.
Net cash used in investing activities during the nine months ended March 31, 2023 increased from the prior period primarily due to $35.7 million used for the acquisitions of Automation, Inc and Advanced Motion Systems Inc. in the current year compared to $7.0 million used for the acquisition of R.R. Floody in the prior year period. Further, the Company used $20.8 million for capital expenditures in the current year period compared to $11.7 million used in the prior year period. These increases in cash used in investing activities in the current year period were offset by $14.8 million in cash payments for loans on company-owned life insurance in the prior year.
Net cash used in financing activities during the nine months ended March 31, 2023 decreased from the prior year period primarily due to a change in net debt activity, as there was $67.2 million of net debt payments in the current year period compared to $107.8 million of debt payments in the prior year period. Further, the Company used $0.7 million of cash for the purchase of treasury shares during the nine months ended March 31, 2023 compared to $13.6 million of cash for the purchase of treasury shares during the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended March 31, 2023 the Company did not acquire any shares of treasury stock on the open market. During the three months ended March 31, 2022, we acquired 35,000 shares of treasury stock on the open market for $3.5 million. During the nine months ended March 31, 2023, we acquired 8,000 shares of treasury stock for $0.7 million. During the nine months ended March 31, 2022, we acquired 146,658 shares of treasury stock for $13.6 million. At March 31, 2023, we had authorization to repurchase 1,500,000 shares.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	March 31, 2023	June 30, 2022
Revolving credit facility	$383,592	$410,592
Trade receivable securitization facility	188,300	188,300
Series C notes	—	40,000
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	418	603
Total debt	$622,310	$689,495
Less: unamortized debt issuance costs	108	171
	$622,202	$689,324
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. This agreement provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or LIBOR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $516.2 million and $489.2 million at March 31, 2023 and June 30, 2022, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 5.79% and 2.81% as of March 31, 2023 and June 30, 2022, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.0 million and $4.7 million as of March 31, 2023 and June 30, 2022, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. Borrowings under this facility carry variable interest rates tied to LIBOR. The interest rate on the AR Securitization Facility as of March 31, 2023 and June 30, 2022 was 5.82% and 2.60%, respectively. The termination date of the AR Securitization Facility is March 26, 2024. The Company classified the AR Securitization Facility as long-term debt as it has the ability and intent to extend or refinance this amount on a long-term basis.
Unsecured Shelf Facility
At March 31, 2023 and June 30, 2022, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50.0 million and $90.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series C" notes carried a fixed interest rate of 3.19%, and the remaining principal balance of $40.0 million was paid in July 2022. The "Series D" notes have a remaining principal amount of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2023, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At March 31, 2023, the Company's net indebtedness was below 1.0 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at March 31, 2023.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			March 31,	June 30,
			2023	2022
Accounts receivable, gross			$728,211	$673,951
Allowance for doubtful accounts			22,573	17,522
Accounts receivable, net			$705,638	$656,429
Allowance for doubtful accounts, % of gross receivables			3.1%	2.6%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
(Recoveries of) Provision for losses on accounts receivable	$(4,897)	$1,577	$4,676	$2,905
Provision as a % of net sales	(0.43)%	0.16%	0.14%	0.11%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 56.1 at March 31, 2023 compared to 55.7 at June 30, 2022.
As of March 31, 2023, approximately 3.5% of our accounts receivable balances are more than 90 days past due, compared to 3.4% at June 30, 2022. On an overall basis, our provision for losses on accounts receivable represents 0.14% of sales for the nine months ended March 31, 2023 compared to 0.11% of sales for the nine months ended March 31, 2022. The increase primarily relates to provisions recorded in the current year for customer credit deterioration and bankruptcies primarily in the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.5 for the period ended March 31, 2023 and 4.7 for the period ended June 30, 2022.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2023 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	0	$0.00	0	1,500,000
February 1, 2023 to February 28, 2023	0	$0.00	0	1,500,000
March 1, 2023 to March 31, 2023	0	$0.00	0	1,500,000
Total	0	$0.00	0	1,500,000

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

10.1	Consulting Agreement, dated January 27, 2023, between Applied Industrial Technologies, Inc. and Fred Bauer.

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101	The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	April 28, 2023	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	April 28, 2023	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer