Form 10-K
period 2023-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2023-08-11
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2023

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
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2022): $4,758,283,000.

The registrant had outstanding 38,656,774 shares of common stock as of August 4, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of Applied Industrial Technologies, Inc., to be held October 24, 2023, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
We are a leading distributor and solutions provider of industrial motion, power, control, and automation technologies. Through our comprehensive network of approximately 6,200 employee associates and approximately 580 facilities including service center, fluid power, flow control, and automation operations, as well as repair shops and distribution centers, we offer a selection of more than 8.8 million stock keeping units with a focus on industrial bearings, power transmission products, fluid power components and systems, specialty flow control, and advanced factory automation solutions. We market our products with a set of service solutions including inventory management, engineering, design, assembly, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both MRO (maintenance, repair, and operating) and OEM (original equipment manufacturing) applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore. Headquartered in Cleveland, Ohio, Applied and its predecessor companies have engaged in business since 1923.
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
VALUE PROPOSITION
We serve a segment of the industrial market that requires technical expertise and service given that our products and solutions are directly tied to companies’ production and efficiency initiatives. As such, we believe we are integral to our customers’ supply chains considering the critical nature and direct exposure our solutions have on our customers’ core production equipment and plant capabilities. While we compete with other distributors and service providers offering products and solutions addressing this area of the industrial supply chain, we believe our industry position and value proposition benefits from relative advantages tied to the following key attributes:
1) Technical expertise in motion control technologies and related service offerings
2) Broad in-stock product offering, inventory availability, and repair capabilities
3) Tenured relationships with industrial customers and leading suppliers
4) Scale and proximity of our service center network relative to customer facilities
5) Leading positions in engineered fluid power and flow control solutions
6) Expanding capabilities in advanced automation solutions and smart technologies
7) Talent acquisition and development of technically-oriented sales associates, engineers, and service personnel
8) Business systems and distribution capabilities
9) Complementary offerings including indirect consumable supply inventory management
We focus on helping customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs, as well as optimize the efficiency and safety of their facilities and equipment. A primary focus for our service center network is responding to a critical “break-fix” situation, which requires knowledge of a customer’s facility, localized inventory, timely delivery capabilities, service execution, and accountability. In addition, our fluid power, flow control, and automation operations design, engineer, and integrate solutions focused on making a customer’s operations and equipment more productive, cost and energy-efficient, and automated. We believe our products and solutions are increasingly critical within the industrial supply chain given increased manufacturing activity in the U.S., potential reshoring or localization of supply chains across North America, greater supply chain investments following the pandemic, an aging and tighter customer labor force, more sophisticated production equipment and processes, a greater focus on plant floor optimization, and compliance and regulatory requirements.
INDUSTRY AND COMPETITION
We primarily compete within North America which we believe offers significant growth potential given our industry position, established distribution and sales network, market fragmentation, and customer technical requirements, as well as opportunities tied to automation and smart technologies. In addition, reshoring and localization of supply chains could be a meaningful growth catalyst in years to come. Growth within our industry is influenced by broader industrial production and capacity utilization, as well as inflation, labor dynamics, capital spending, geopolitical events, factory optimization initiatives, changes in industrial equipment technologies, and supply chain requirements.
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
STRATEGIC GROWTH AND OPERATIONAL OPPORTUNITIES
•Optimize operations and capture market share across our core service center network. Our network of service centers located close to industrial companies allows us to respond quickly and effectively to critical MRO situations involving direct production infrastructure and industrial equipment. We believe more sophisticated industrial production processes and customer labor constraints, as well as increased industrial capacity and manufacturing activity across North America could drive greater demand for our products and services. We continue to deploy initiatives to further enhance our capabilities across our service center network and gain market share. These include investments in analytics, strategic account penetration, sales process optimization, talent development, and digital channel solutions, as well as fully leveraging and cross-selling our expanded product and service platform across fluid power, flow control, automation, and consumables solutions.
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
•Expand automation platform and develop growth around emerging industrial technologies. We are expanding our position and capabilities focused on advanced factory automation and smart technologies that optimize and connect customers’ industrial supply chains. We believe we have a favorable position to capture this addressable market given our technical product focus, service capabilities, embedded customer relationships and knowledge across direct production infrastructure and equipment, and existing supplier relationships. Following several business acquisitions made in recent years, we now offer products and solutions focused on the design, assembly, integration, and distribution of machine vision, robotics, digital networking, and motion control technologies. Our emerging growth across these areas is diversifying our end-market exposure with greater penetration into technology, life sciences, logistics, and food and beverage industries. We expect to continue to expand our automation footprint and capabilities in coming years, as well as pursue opportunities tied to the Industrial Internet of Things (IIoT). We believe this market potential could be meaningful as technology continues to converge within traditional industrial supply chains and end-markets.
•Execute ongoing operational initiatives supporting margin expansion. We have a number of initiatives focused on driving operational improvements throughout the organization. Systems investments in recent years including common ERP platforms are supporting opportunities in leveraging shared services, refining our sales management process, and standardizing pricing and sourcing functions, while we continue to optimize our shop and distribution network and analytics. We also remain focused on achieving margin synergies across our operations following expansion into flow control and automation. This includes enhanced pricing functions, leveraging vendor procurement, freight savings, and refined cost management. Combined with growth in more profitable areas of our business and our history of cost accountability, we see ongoing opportunity to optimize our margin profile and cash generation in coming years.
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
OPERATIONS
Our distribution and sales network consists of approximately 450 locations in our Service Center Distribution segment and approximately 130 locations in our Engineered Solutions segment. This includes service centers, distribution centers, and facilities tied to our fluid power, flow control, and automation operations. Our service centers resemble local inventory hubs located in close proximity to our customers and focused primarily on MRO related fulfillment and service needs. Our fluid power, flow control, and automation locations support technical and shop-oriented services integral to the more specialized and integrated nature of the products and solutions they provide. Other operations and channels we market through include inventory management services for indirect consumable supplies and digital solutions including our Applied.com website, electronic data interchange (EDI) and other electronic interfaces with customers' technology platforms and plant maintenance systems.
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
Our operations are primarily based in the U.S. where 87% of our fiscal 2023 sales were generated. We also have international operations, the largest of which is in Canada (7% of fiscal 2023 sales) with the balance (6% of fiscal 2023 sales) in Mexico, Australia, New Zealand, and Singapore.
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
MARKETS
We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including agriculture and food processing, cement, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, life sciences, mining, oil and gas, primary metals, technology, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 4% of our fiscal 2023 sales.
SERVICES
We believe part of our success, differentiation, and competitive advantage is attributable to the comprehensive set of services and solutions we provide, which we view as critical given the technical nature and application of our core product offering of motion, power, control, and automation technologies. The foundation of our service capabilities lies with our technically-oriented associate team, which includes engineers, industry segment specialists, mechanics, technicians, fluid power specialists, as well as our systems, shop network, and supplier relationships. We believe knowledge and service capabilities relating to our core product offering are increasingly needed across our customer base given skilled labor constraints within their operations, maintenance requirements, and more sophisticated plant equipment and processes. Our services and solutions help customers minimize production downtime, improve machine performance, expand their engineering capabilities, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more profitable customer relationships. See the Reportable Segments section below for more detail on the various service solutions we provide to customers.
REPORTABLE SEGMENTS
We report results of operations in two segments: 1) Service Center Based Distribution, and 2) Engineered Solutions. In fiscal 2023, our Service Center Based Distribution segment represented 67% of our total sales, while our Engineered Solutions segment represented 33% of our total sales.
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
Engineered Solutions. Our Engineered Solutions segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, and engineered flow control products and services. We believe we are the largest distributor and solutions provider of fluid power and industrial flow control products and solutions in the U.S. The segment also includes our operations that focus on advanced automation solutions, including machine vision, robotics, motion control, and smart technologies.
Our fluid power operations offer products and services primarily used within industrial, off-highway mobile, and technology applications. Fluid power products include hydraulic and pneumatic technologies using liquids and gases to transmit power, typically in smaller spaces than other forms of power transmission. Hydraulic products offer high power to weight ratios, high torque at low speeds, and power reliability, while pneumatic products are focused on lightweight applications in need of speed and precision. Our fluid power products and solutions are commonly used for off-highway equipment, heavy industrial equipment and machines at factories, marine and offshore equipment, factory automation, food processing equipment, packaging operations, and downstream energy process systems. Operations are supported by a team of certified fluid power specialists, mechanics, technicians, and engineers that provide technical services ranging from system design and integration, electronic control integration, hydraulic assemblies, repair and rebuild, manifold design and assembly, customized filtration solutions, software programming and repair, and hydraulic system retrofits, and integration of autonomous and electrification features.
Our specialty flow control operations provide highly engineered process flow control products, solutions, and services. Products include pumps, valves, fittings, hoses, process instrumentation, actuators, and filtration supplies which are used to control the flow of liquids and gases in mission-critical industrial applications. Our flow control products and services are focused on MRO related applications; OEMs; and engineering, procurement, and construction (EPC) firms across a variety of industries including chemicals, steel, power, oil and gas, pulp and paper, life sciences, pharmaceuticals, food and beverage, and general industrials. Similar to our fluid power operations, our flow control offering includes technical service capabilities such as flow control systems integration, repair services, valve actuation, process instrumentation, pipe and hose fabrication, and compliance consulting. Our flow control solutions are increasingly used in applications tied to required infrastructure for decarbonization initiatives, including providing technical support for the configuration, assembly, and testing of process systems.
Our advanced automation operations provide solutions focused on the design, assembly, integration, and distribution of machine vision, collaborative robots, mobile robots, RFID, industrial networking, and machine learning technologies for OEMs, machine builders, integrators, and other industrial and technology end users. Products and solutions are marketed across a variety of industries including technology, medical, life sciences, biotechnology, data centers, food and beverage, logistics, consumer, and general industrial. Our automation business helps customers develop, produce, and integrate machine and facility automation solutions using comprehensive technology and application knowledge. A core element of our strategy and value proposition within automation is our value-added and engineered solution capabilities, enabling us to provide in-depth consultative, design, engineering, assembly, testing, and support services for various customer requirements.
HUMAN CAPITAL
We attribute our business success to talented, dedicated employee associates who live our Core Values of integrity, respect, customer focus, commitment to excellence, accountability, innovation, continuous improvement, and teamwork.
At June 30, 2023, we had approximately 6,200 associates across six countries, with geographic and segment counts as follows:

Country	Associates	Segment	Associates
United States	4,800	Service Center Based Distribution	4,050
Canada	650	Engineered Solutions	1,850
Other Countries	750	Other	300
Associate Development. We strive to attract, retain, and develop a diverse group of high-performing associates, empowering them to achieve their potential and providing them opportunities to test their skills, increase their responsibilities, and advance their careers. Applied’s commitment to associate development is reflected in our investments in a learning management system (offering a wide array of internal facilitated training courses, supplier product training, and other third-party courses), a modern social learning platform, and in-person training through which associates can continually expand their knowledge base and position themselves to achieve their professional goals. During the fiscal year we implemented manager training on the importance of identifying and providing resources for associate mental health needs. Approximately 55% of eligible managers have completed this training as of the end of the fiscal year.
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
Diversity and Inclusion. We are committed to a diverse and inclusive workplace that is respectful to all associates and believe this serves as a cornerstone for a strong company. We employ multiple initiatives to recruit, train, and advance diverse associates. In the area of recruitment, for example, we engage in on-campus events and recruitment strategies that increase our exposure to diverse populations in order to enhance the diversity of our applicant pool.
Health and Safety. Applied is also committed to the safety and well-being of our associates. In the U.S., all associates are required to complete specific assigned online training courses annually, which include offerings on workplace safety hazards and vehicle safety. In addition, role-specific training is assigned based on the types of hazards associates may face while carrying out their job function, such as training modules on operating in confined spaces, forklift operation, and lockout/tagout procedures. Our U.S. associates completed over 35,000 safety training courses during the fiscal year, helping to raise awareness of workplace risks.
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
Our business, results of operation and financial condition have been, and could in the future be, adversely affected by a pandemic, epidemic or other public health emergency. The COVID-19 pandemic created significant volatility, uncertainty, and economic disruption, and resulted in lost or delayed sales to us, and we experienced business disruptions as we modified our business practices. Another pandemic, including a new COVID-19 variant, or other public health emergency, together with preventative measures taken to contain or mitigate such crises, could impact our results of operations and financial condition in a variety of ways, such as: impact our customers such that the demand for our products and services could change; disrupt our supply chain and impact the ability of our suppliers to provide products as required; disrupt our ability to sell and provide our products and services and otherwise operate effectively; increase incremental costs resulting from the adoption of preventative measures and compliance with regulatory requirements; create financial hardship on customers, including by creating restrictions on their ability to pay for our services and products; result in closures of our facilities or the facilities of our customers or suppliers; and reduce customer demand on purchasing incentives we earn from suppliers.
In addition, a pandemic or other public health emergency could impact the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, labor supply and costs, and interest rates. Any pandemic or other public health emergency could also amplify the other risks and uncertainties described in this Annual Report on Form 10-K.
We cannot reasonably predict the ultimate impact of any pandemic or other public health emergency, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread, the impact of governmental regulations that may be imposed in response, the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, including against emerging variants of the infectious disease, and global economic conditions.
Supply chain disruptions could adversely affect our results of operations and financial condition. Our supply chain, including transportation availability, staffing, and cost, could be disrupted by natural or human-induced events or conditions, such as power or telecommunications outage, security incident, terrorist attack, war, other geopolitical events, public health emergency, earthquake, extreme weather events, fire, flood, other natural disasters, transportation disruption, labor actions, including strikes, raw materials shortages, financial problems or insolvency, trade regulations or actions, inadequate manufacturing capacity or utilization to meet demand, or other reasons beyond our control. For example, the COVID-19 pandemic disrupted certain suppliers’ operations and our ability to procure product to meet customer demand fully and timely. When we can find acceptable alternate sources for certain products, they may cost more. Impairment of our ability to meet customer demand could result in lost sales, increased costs, reduced profitability, and damage to our reputation.
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
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 13% of our sales in 2023. This presence outside the U.S. increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions, and currency exchange fluctuations.
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
FINANCIAL AND REPORTING RISKS
Our indebtedness entails debt service commitments that could adversely affect our ability to fulfill our obligations and could limit or reduce our flexibility. As of June 30, 2023, we had total debt obligations outstanding of $622.2 million. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. Our debt commitments may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to businesses in our industry that have lower levels of indebtedness. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.

In addition, the increase in interest rates has created some tightening in the credit markets. If credit markets continue to tighten, or if it creates credit market volatility, obtaining additional or replacement financing could be more difficult and the cost of issuing new debt or replacing a credit facility could be higher than under our current facilities.
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
As of June 30, 2023, we had remaining $578.4 million of goodwill and $235.5 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Although we believe these estimates and assumptions are reasonable and reflect market conditions forecasted at the assessment date, any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2023, we owned real properties at 113 locations and leased 409 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2023:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, hose shop
Florence, Kentucky	Distribution center
Baldwinsville, New York	Offices, warehouse, and fluid power shop
Carlisle, Pennsylvania	Distribution center
Fort Worth, Texas	Distribution center and rubber shop
Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2023 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Midland, Michigan	Flow control shop
Strongsville, Ohio	Offices and warehouse
Portland, Oregon	Distribution center
Stafford, Texas	Offices, warehouse, and flow control shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Nisku, Alberta	Offices, service center, shop, and distribution center
Saskatoon, Saskatchewan	Service center and shop
The properties in Baldwinsville, Newark, Midland, and Stafford are used in our Engineered Solutions segment. The Fontana and Longview properties are used in both the Service Center Based Distribution segment and the Engineered Solutions segment. The remaining properties are used in the Service Center Based Distribution segment.
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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 25, 2022:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since 2013 and Chief Executive Officer since 2011.	59
Warren E. Hoffner	Vice President, General Manager-Engineered Solutions since October 2018. He served as Vice President, General Manager-Fluid Power from 2003 to October 2018. The Board of Directors designated Mr. Hoffner an executive officer in 2015.	63
Kurt W. Loring	Vice President-Chief Human Resources Officer since 2014.	54
Jon S. Ploetz	Vice President-General Counsel since March 2023. Prior to joining Applied, Mr. Ploetz was Vice President, Assistant General Counsel & Assistant Corporate Secretary at Harsco Corporation (NYSE: HSC) from 2018 to 2023, and Assistant General Counsel, Corporate & Securities prior to that.	50
Jason W. Vasquez	Vice President-Sales & Marketing, U.S. Service Centers since June 2017.	47
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017. Prior to joining Applied, Mr. Wells was Vice President & Chief Financial Officer of ESAB, a manufacturer of welding and material cutting products and a division of Colfax Corporation (NYSE: CFX).	60

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” On August 4, 2023, there were 3,205 shareholders of record including 2,132 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan.
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2023.

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	—	—	—	1,500,000
May 1, 2023 to May 31, 2023	—	—	—	1,500,000
June 1, 2023 to June 30, 2023	—	—	—	1,500,000
Total	—	—	—	1,500,000
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

(In thousands, except per share amounts and statistical data)	2023	2022	2021	2020	2019
Consolidated Operations — Year Ended June 30
Net sales	$4,412,794	$3,810,676	$3,235,919	$3,245,652	$3,472,739
Depreciation and amortization of property	22,266	21,676	20,780	21,196	20,236
Amortization:
Intangible assets	30,805	31,879	34,365	41,553	41,883
SARs and stock options	2,785	3,284	2,526	2,954	2,437
Operating income (a) (b) (c)	473,151	357,858	205,454	88,989	233,788
Net income (a) (b) (c)	346,739	257,414	144,757	24,042	143,993
Per share data:
Net income:
Basic	8.98	6.69	3.73	0.62	3.72
Diluted (a) (b) (c)	8.84	6.58	3.68	0.62	3.68
Cash dividend	1.38	1.34	1.30	1.26	1.22

Year-End Position — June 30
Working capital	$1,106,463	$859,902	$768,875	$733,686	$724,344
Total debt	622,248	689,495	829,396	935,276	959,829
Total assets	2,743,332	2,452,588	2,271,807	2,283,551	2,331,697
Shareholders’ equity	1,458,437	1,149,355	932,546	843,542	897,034

Year-End Statistics — June 30
Current ratio	3.0	2.7	2.8	2.7	2.7
Operating facilities	580	568	568	580	600
Shareholders of record	3,227	3,344	3,535	3,772	4,165
Return on assets (a) (b) (c) (d)	13.7%	11.1%	6.4%	1.0%	6.3%
Return on equity (a) (b) (c) (e)	26.6%	24.7%	16.3%	2.8%	16.8%

Capital expenditures	$26,476	$18,124	$15,852	$20,115	$18,970

Cash Returned to Shareholders During the Year
Dividends paid	$53,446	$51,805	$50,664	$48,873	$47,266
Purchases of treasury shares	716	13,784	40,089	—	11,158
Total	$54,162	$65,589	$90,753	$48,873	$58,424
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
(c)A long-lived intangible asset impairment charge in fiscal 2019 reduced operating income by $31.6 million, net income by $26.9 million, and diluted earnings per share by $0.69, which includes the impact of a $3.8 million valuation allowance on certain Canadian deferred tax assets. Excluding the long-lived intangible asset impairment charge, the fiscal 2019 return on assets would be 7.5% and return on equity would be 20.0%
(d)Return on assets is calculated as net income divided by monthly average assets.
(e)Return on equity is calculated as net income divided by the average shareholders’ equity (beginning of the year plus end of the year divided by 2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With approximately 6,200 associates across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies, Inc. ("Applied," the "Company," "We," "Us," or "Our") is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2023, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from approximately 580 facilities.
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
Our fiscal 2023 consolidated sales were $4.4 billion, an increase of $602.1 million or 15.8% compared to the prior year, with the acquisitions of R.R. Floody Company (Floody), Automation, Inc. and Advanced Motion Systems, Inc. (AMS) increasing sales by $20.0 million or 0.5% and unfavorable foreign currency translation of $16.3 million decreasing sales by 0.4%. Gross profit margin increased to 29.2% for fiscal 2023 from 29.0% for fiscal 2022. Operating margin increased to 10.7% in fiscal 2023 from 9.4% in fiscal 2022.
Our diluted earnings per share was $8.84 in fiscal 2023 versus $6.58 in fiscal 2022.
Shareholders’ equity was $1,458.4 million at June 30, 2023 compared to $1,149.4 million at June 30, 2022. Working capital increased $246.6 million from June 30, 2022 to $1,106.5 million at June 30, 2023. The current ratio was 3.0 to 1 and 2.7 to 1 at June 30, 2023 and at June 30, 2022, respectively.
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
The MCU (total industry) and IP indices decreased since June 2022 correlating with an overall decrease in the economy in the same period. The ISM PMI registered 46.0 in June 2023, a decrease from the June 2022 revised reading of 53.1. A reading above 50 generally indicates expansion. The index readings for the months during the most recent quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2023	78.9	46.0	99.6
May 2023	79.4	46.9	99.9
April 2023	79.9	47.1	100.1
March 2023	79.5	46.3	99.1
December 2022	78.9	48.4	97.9
September 2022	80.8	51.0	100.6
June 2022	80.5	53.1	100.0

RESULTS OF OPERATIONS
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended June 30, 2023 and 2022. For the comparison of the years ended June 30, 2022 and 2021, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K.
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2023	2022	% Change
Net Sales	100.0%	100.0%	15.8%
Gross Profit Margin	29.2%	29.0%	16.3%
Selling, Distribution & Administrative Expense	18.4%	19.7%	8.6%
Operating Income	10.7%	9.4%	32.2%
Net Income	7.9%	6.8%	34.7%
Sales in fiscal 2023 were $4.4 billion, which was $602.1 million or 15.8% above the prior year, with sales from acquisitions adding $20.0 million or 0.5% and unfavorable foreign currency translation accounting for a decrease of $16.3 million or 0.4%. There were 252.5 selling days in both fiscal 2023 and 2022. Excluding the impact of businesses acquired and foreign currency translation, sales were up $598.4 million or 15.7% during the year, driven by an increase from operations reflecting resilient underlying demand across both segments, structural and secular tailwinds across legacy and new markets, and support from company-specific growth opportunities.
The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2023	2022
Service Center Based Distribution	$2,966.8	$2,565.6	$401.2	$—	$(16.3)	$417.5
Engineered Solutions	1,446.0	1,245.1	200.9	20.0	—	180.9
Total	$4,412.8	$3,810.7	$602.1	$20.0	$(16.3)	$598.4
Sales in our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $401.2 million, or 15.6%. Unfavorable foreign currency translation decreased sales by $16.3 million or 0.6%. Excluding the impact of foreign currency translation, sales increased $417.5 million or 16.2% during the year, driven by an increase from operations due to ongoing benefits from market position, sales process initiatives, solid growth across national strategic accounts, as well as benefits from cross-selling actions.
Sales in our Engineered Solutions segment increased $200.9 million or 16.1%. Acquisitions within this segment, primarily Automation, Inc., increased sales $20.0 million or 1.6%. Excluding the impact of businesses acquired, sales increased $180.9 million or 14.5%, reflecting positive underlying segment demand and driven by expanding technical and engineering capabilities, diverse end-market mix, and cross-selling initiatives, partially offset by slower order activity across the technology sector and ongoing supply chain constraints.

The following table shows changes in sales by geographical area. Other countries include Mexico, Australia, New Zealand, and Singapore.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2023	2022
United States	$3,860.4	$3,299.8	$560.6	$20.0	$—	$540.6
Canada	315.5	291.5	24.0	—	(16.0)	40.0
Other Countries	236.9	219.4	17.5	—	(0.3)	17.8
Total	$4,412.8	$3,810.7	$602.1	$20.0	$(16.3)	$598.4
Sales in our U.S. operations increased $560.6 million or 17.0%, with acquisitions adding $20.0 million or 0.6%. Excluding the impact of businesses acquired, U.S. sales were up $540.6 million or 16.4%. Sales from our Canadian operations increased $24.0 million or 8.2%. Unfavorable foreign currency translation decreased Canadian sales by $16.0 million or 5.5%. Excluding the impact of foreign currency translation, Canadian sales were up $40.0 million or 13.7%. Consolidated sales from our other countries operations increased $17.5 million or 8.0% compared to the prior year. Unfavorable foreign currency translation decreased other countries sales by $0.3 million or 0.1%. Excluding the impact of foreign currency translation, other countries sales were up $17.8 million or 8.1% compared to the prior year, driven by an increase from operations, primarily an $11.5 million increase in Mexican sales due to increased industrial activity, mainly related to the automotive industry.
Our gross profit margin increased to 29.2% in fiscal 2023 compared to 29.0% in fiscal 2022. Gross profit margin expanded year over year primarily reflecting broad-based execution across the business and countermeasures in response to ongoing inflation and supply chain dynamics. The gross profit margin for the current year was negatively impacted by 18 basis points due to a $7.7 million increase in LIFO expense over the prior year.
The following table shows the changes in selling, distribution, and administrative expense (SD&A).

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Increase	Acquisitions	Foreign Currency	Organic Change
	2023	2022
SD&A	$813.8	$749.1	$64.7	$6.4	$(4.3)	$62.6
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility related expenses and expenses incurred in acquiring businesses. SD&A increased $64.7 million or 8.6% during fiscal 2023 compared to the prior year, and as a percentage of sales decreased to 18.4% in fiscal 2023 compared to 19.7% in fiscal 2022. Changes in foreign currency exchange rates had the effect of decreasing SD&A by $4.3 million or 0.6% compared to the prior year. SD&A from businesses acquired added $6.4 million or 0.9%, including $0.9 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable impact from foreign currency translation, SD&A increased $62.6 million or 8.3% during fiscal 2023 compared to fiscal 2022. Excluding the impact of acquisitions, total compensation increased $47.3 million during fiscal 2023, as a result of annual calendar year merit increases and an increase in employee incentive compensation correlating with the improved company performance. Also, excluding the impact of acquisitions, travel & entertainment and fleet expenses increased $4.7 million during 2023, primarily driven by higher fuel costs and the return of travel activity in the current year after travel constraints in the prior year due to COVID-19. Additionally, excluding the impact of acquisitions, occupancy costs increased $5.3 million during 2023, primarily driven by increased building lease costs. All other expenses within SD&A were up $5.3 million.
Operating income increased $115.3 million, or 32.2%, to $473.2 million during fiscal 2023 from $357.9 million during fiscal 2022, and as a percentage of sales, increased to 10.7% from 9.4%, primarily due to gross profit margin expansion, volume leverage, and control of SD&A expense in fiscal 2023.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 12.6% in fiscal 2023 from 11.8% in fiscal 2022. Operating income as a percentage of sales for the Engineered Solutions segment increased to 14.1% in fiscal 2023 from 12.6% in fiscal 2022.

Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support and other items and impact segment gross profit and operating expense.
Other expense (income), net, represents certain non-operating items of income and expense, and was $1.7 million of expense in fiscal 2023 compared to $1.8 million of expense in fiscal 2022. Current year expense primarily consists of foreign currency transaction losses of $3.3 million and other periodic post-employment costs of $1.5 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $2.2 million, life insurance income of $0.7 million and other income of $0.2 million. Fiscal 2022 expense consisted primarily of unrealized loss on investments held by non-qualified deferred compensation trusts of $2.6 million and other periodic post-employment costs of $0.6 million, offset by life insurance income of $1.4 million.
The effective income tax rate was 22.9% for fiscal 2023 compared to 21.9% for fiscal 2022. The increase in the effective tax rate is due to changes in compensation-related deductions in fiscal 2023 compared to the prior year.
As a result of the factors discussed above, net income for fiscal 2023 increased $89.3 million from the prior year. Diluted net income per share was $8.84 per share for fiscal 2023 compared to $6.58 per share for fiscal 2022.
At June 30, 2023, we had approximately 580 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore at June 30, 2023, versus 568 June 30, 2022.
The approximate number of Company employees was 6,200 at June 30, 2023 and 6,100 at June 30, 2022.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2023 we had total debt obligations outstanding of $622.2 million compared to $689.5 million at June 30, 2022. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained if necessary based on the Company’s credit standing and financial strength.
The Company’s working capital at June 30, 2023 was $1,106.5 million compared to $859.9 million at June 30, 2022. The current ratio was 3.0 to 1 at June 30, 2023 and 2.7 to 1 at June 30, 2022.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows.

Amounts in thousands	Year Ended June 30,
	2023	2022
Net Cash Provided by (Used in):
Operating Activities	$343,966	$187,570
Investing Activities	(60,833)	(35,658)
Financing Activities	(126,888)	(223,029)
Exchange Rate Effect	3,317	(2,154)
Increase (Decrease) in Cash and Cash Equivalents	$159,562	$(73,271)
The increase in cash provided by operating activities during fiscal 2023 is driven by changes in working capital for the year and by increased operating results. Changes in cash flows between years related to working capital were driven by (amounts in thousands):

Accounts receivable	$94,460
Inventory	$49,448
Accounts payable	$(15,915)
Net cash used in investing activities in fiscal 2023 included $35.8 million used for the acquisitions of Automation, Inc. and AMS and $26.5 million used for capital expenditures. Net cash used in investing activities in fiscal 2022 included $7.0 million used for the acquisition of Floody, $14.8 million million in cash payments for loans on company-owned life insurance and $18.1 million used for capital expenditures.

Net cash used in financing activities decreased from the prior year period primarily due to a change in net debt activity, as there was $67.2 million of net debt payments in fiscal 2023 compared to $139.9 million of net debt payments in 2022. Further uses of cash in 2023 were $53.4 million for dividend payments and $12.9 million used to pay taxes for shares withheld. Further uses of cash in 2022 were $51.8 million for dividend payments, $8.1 million used to pay taxes for shares withheld, and $13.8 million used to repurchase 148,658 shares of treasury stock.
The increase in dividends over the year is the result of regular increases in our dividend payout rates. We paid dividends of $1.38 and $1.34 per share in fiscal 2023 and 2022, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2024 to be in the $27.0 million to $29.0 million range, primarily consisting of capital associated with additional information technology equipment and infrastructure investments.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions.
At June 30, 2023, we had authorization to purchase an additional 1,500,000 shares.
In fiscal 2023, we purchased 8,000 shares of the Company's common stock at an average price per share of $89.46. In fiscal 2022, we repurchased 148,658 shares of the Company's common stock at an average price per share of $92.72. In fiscal 2021,we repurchased 400,000 shares of the Company's common stock at an average price per share of $100.22.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts are in thousands):

June 30,	2023	2022
Revolving credit facility	$383,592	$410,592
Trade receivable securitization facility	188,300	188,300
Series C Notes	—	40,000
Series D Notes	25,000	25,000
Series E Notes	25,000	25,000
Other	356	603
Total debt	$622,248	$689,495
Less: unamortized debt issuance costs	152	171
	$622,096	$689,324
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $516.2 million and $489.2 million at June 30, 2023 and June 30, 2022, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.11% and 2.81% as of June 30, 2023 and June 30, 2022, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $4.0 million and $4.7 million as of June 30, 2023 and June 30, 2022, respectively, in order to secure certain insurance obligations.
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of June 30, 2023 and June 30, 2022 was 6.16% and 2.60%, respectively. The Company classified the AR Securitization Facility as long-term debt as it has the ability and intent to extend or refinance this amount on a long-term basis. On August 4, 2023, the Company amended the AR Securitization Facility and extended the term to August 4, 2026.
At June 30, 2023 and June 30, 2022, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50.0 million and $90.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The remaining principal balance on the "Series C" notes of the $40.0 million was paid in July 2022. The "Series D" notes have a remaining principal amount of $25.0 million, carry a fixed interest rate of 3.21%, and are due in October 2023. The "Series E" notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2023, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2023, the Company's net indebtedness was less than 0.7 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2023.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2023	2022
Accounts receivable, gross	$730,729	$673,951
Allowance for doubtful accounts	22,334	17,522
Accounts receivable, net	$708,395	$656,429
Allowance for doubtful accounts, % of gross receivables	3.1%	2.6%

Year Ended June 30,	2023	2022
Provision for losses on accounts receivable	$5,619	$3,193
Provision as a % of net sales	0.13%	0.08%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations. The Company experienced a significant increase in accounts receivable during fiscal 2023 commensurate with the increase in sales.
On a consolidated basis, DSO was 55.1 at June 30, 2023 versus 55.7 at June 30, 2022. Approximately 2.5% of our accounts receivable balances are more than 90 days past due at June 30, 2023 compared to 3.4% at June 30, 2022. On an overall basis, our provision for losses from uncollected receivables represents 0.13% of our sales for the year ended June 30, 2023, compared to 0.08% of sales for the year ended June 30, 2022. The increase primarily relates to provisions recorded in the current year for customer credit deterioration and bankruptcies primarily in the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.

Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Inventory increased throughout fiscal 2022 to meet increasing customer demand. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the year ended June 30, 2023 was 4.4 versus 4.7 for the year ended June 30, 2022.
CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2023 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$113,251	$34,235	$44,995	$22,646	$11,375	$—
Planned funding of post-retirement obligations	6,561	1,360	2,770	460	1,971	—
Unrecognized income tax benefit liabilities, including interest and penalties	5,900	—	—	—	—	5,900
Long-term debt obligations	622,248	25,251	25,105	571,892	—	—
Interest on long-term debt obligations (1)	68,000	22,300	34,000	11,700	—	—
Acquisition holdback payments	810	684	126	—	—	—
Total Contractual Cash Obligations	$816,770	$83,830	$106,996	$606,698	$13,346	$5,900
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations net of receipts under the terms of the interest rate swap. Rates in effect as of June 30, 2023 are used for variable rate debt.
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
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 14.2% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $215.3 million as reflected in our consolidated balance sheet at June 30, 2023. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products.
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
As of June 30, 2023 and 2022, the Company's reserve for slow-moving or obsolete inventories was $42.6 million and $39.2 million, respectively, recorded in inventories in the consolidated balance sheets.
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
As of June 30, 2023 and 2022, our allowance for doubtful accounts was 3.1% and 2.6% of gross receivables, respectively. Our provision for losses on accounts receivable was $5.6 million, $3.2 million, and $6.5 million in fiscal 2023, 2022, and 2021, respectively.
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
Goodwill on our consolidated financial statements relates to both the Service Center Based Distribution segment and the Engineered Solutions segment. The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2023.  The Company concluded that all of the reporting units’ fair values exceeded their carrying amounts by at least 20% as of January 1, 2023.

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
Income Taxes
Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. As of June 30, 2023, the Company recognized $35.0 million of net deferred tax liabilities. Valuation allowances are provided against net deferred tax assets, determined on a jurisdiction by jurisdiction basis, where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory rates and future taxable income levels.

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
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 13% of our fiscal year 2023 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other expense (income), net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian, Australian and New Zealand currency exchange rates decreased in relation to the U.S. dollar by 2.9%, 3.9%, and 2.5%, respectively, while the Mexican currency exchange rate increased in relation to the U.S. dollar by 17.7%. In the twelve months ended June 30, 2023, we experienced net foreign currency translation gains totaling $7.7 million, which were included in other comprehensive income. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2023 would have resulted in a $1.7 million decrease in net income for the year ended June 30, 2023.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates. The Company uses interest rate swap instruments to mitigate variability in forecasted interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $900.0 million in borrowings with $383.6 million outstanding at June 30, 2023, and a $188.3 million trade receivable securitization facility, all of which was outstanding at June 30, 2023. In January 2019, the Company entered into an interest rate swap on $463.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount of the interest rate swap was $384.0 million as of June 30, 2023. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. Fixed interest rate debt facilities include $50.0 million outstanding under our unsecured shelf facility agreement, as well as $0.4 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $587.1 million during fiscal 2023. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings (not considering the impact of the interest rate swap) would have resulted in a $5.9 million increase in interest expense. Including the impact of the interest rate swap, the impact of a hypothetical 1.0% increase in the variable interest rate would have resulted in a $2.0 million increase in interest expense.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 11, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill - Engineered Solutions Segment - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA and multiples that are applied to management’s forecasted revenues and EBITDA estimates. The goodwill balance was $578.4 million as of June 30, 2023, of which $367.2 million related to reporting units within the Engineered Solutions segment. The fair value of all reporting units exceeded their carrying value by at least 20% as of the measurement date and, therefore, no impairment was recognized.
Given the nature of one of the reporting unit’s operations within the Engineered Solutions segment, the sensitivity of the reporting unit to changes in the economy, the reporting unit’s historical performance as compared to projections, and the difference between its fair value and the carrying value, auditing management’s judgments regarding forecasts of future revenues and EBITDA, as well as selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates for the reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA (“forecasts”), and the selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates (“market multiples”) for this reporting unit within the Engineered Solutions segment included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, such as controls related to management’s forecasts and the selection of the discount rate and market multiples used.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the current forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in industry reports for the various industries the reporting unit operates within.
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

/s/ Deloitte & Touche LLP

Cleveland, Ohio

August 11, 2023

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2023	2022	2021
Net sales	$4,412,794	$3,810,676	$3,235,919
Cost of sales	3,125,829	2,703,760	2,300,395
Gross profit	1,286,965	1,106,916	935,524
Selling, distribution and administrative expense, including depreciation	813,814	749,058	680,542
Impairment expense	—	—	49,528
Operating income	473,151	357,858	205,454
Interest expense	24,790	26,785	30,807
Interest income	(3,151)	(522)	(215)
Other expense (income), net	1,701	1,805	(2,200)
Income before income taxes	449,811	329,790	177,062
Income tax expense	103,072	72,376	32,305
Net income	$346,739	$257,414	$144,757
Net income per share — basic	$8.98	$6.69	$3.73
Net income per share — diluted	$8.84	$6.58	$3.68

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2023	2022	2021
Net income per the statements of consolidated income	$346,739	$257,414	$144,757

Other comprehensive income, before tax:
Foreign currency translation adjustments	7,723	(9,862)	24,352
Post-employment benefits:
Actuarial gain on re-measurement	405	2,839	903
Termination of pension plan	1,031	—	—
Reclassification of net actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	36	300	270
Unrealized gain on cash flow hedge	18,174	26,204	3,250
Reclassification of interest from cash flow hedge into interest expense	(7,285)	11,361	11,553
Total other comprehensive income, before tax	20,084	30,842	40,328
Income tax expense related to items of other comprehensive income	3,085	10,045	3,990
Other comprehensive income, net of tax	16,999	20,797	36,338
Comprehensive income	$363,738	$278,211	$181,095

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2023	2022
Assets
Current assets
Cash and cash equivalents	$344,036	$184,474
Accounts receivable, net	708,395	656,429
Inventories	501,184	449,821
Other current assets	93,192	68,805
Total current assets	1,646,807	1,359,529
Property — at cost
Land	14,219	14,319
Buildings	109,884	108,119
Equipment, including computers and software	219,979	204,473
Total property — at cost	344,082	326,911
Less accumulated depreciation	229,041	215,015
Property — net	115,041	111,896
Operating lease assets, net	100,677	108,052
Identifiable intangibles, net	235,549	250,590
Goodwill	578,418	563,205
Other assets	66,840	59,316
Total Assets	$2,743,332	$2,452,588
Liabilities
Current liabilities
Accounts payable	$301,685	$259,463
Current portion of long-term debt	25,170	40,174
Compensation and related benefits	98,740	91,166
Other current liabilities	114,749	108,824
Total current liabilities	540,344	499,627
Long-term debt	596,926	649,150
Other liabilities	147,625	154,456
Total Liabilities	1,284,895	1,303,233
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 38,657 and 38,499 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	188,646	183,822
Retained earnings	1,792,632	1,499,676
Treasury shares — at cost (15,556 and 15,714 shares, respectively)	(477,545)	(471,848)
Accumulated other comprehensive loss	(55,296)	(72,295)
Total Shareholders’ Equity	1,458,437	1,149,355
Total Liabilities and Shareholders’ Equity	$2,743,332	$2,452,588

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2023	2022	2021
Cash Flows from Operating Activities
Net income	$346,739	$257,414	$144,757
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment Expense	—	—	49,528
Depreciation and amortization of property	22,266	21,676	20,780
Amortization of intangibles	30,805	31,879	34,365
Amortization of stock appreciation rights and options	2,785	3,284	2,526
Deferred income taxes	(5,716)	15,176	(31,080)
Provision for losses on accounts receivable	5,619	3,193	6,540
Other share-based compensation expense	9,576	8,558	6,454
Other	1,145	(1,752)	1,446
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(51,059)	(145,519)	(59,119)
Inventories	(42,977)	(92,425)	41,318
Other operating assets	(25,254)	(4,982)	(5,262)
Accounts payable	37,682	53,597	10,919
Other operating liabilities	12,355	37,471	18,525
Cash provided by Operating Activities	343,966	187,570	241,697
Cash Flows from Investing Activities
Cash paid for acquisition of businesses, net of cash acquired	(35,785)	(6,964)	(30,230)
Capital expenditures	(26,476)	(18,124)	(15,852)
Proceeds from property sales	1,428	1,107	1,152
Life insurance proceeds	—	3,158	—
Cash payments for loans on company-owned life insurance	—	(14,835)	—
Cash used in Investing Activities	(60,833)	(35,658)	(44,930)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(27,000)	—	—
Net borrowings under revolving credit facility	—	410,592	—
Borrowings under long-term debt facilities	—	—	26,000
Long-term debt repayments	(40,247)	(550,493)	(131,883)
Interest rate swap settlement receipts (payments)	8,800	(5,703)	(3,737)
Payment of debt issuance costs	—	(1,956)	(399)
Purchases of treasury shares	(716)	(13,784)	(40,089)
Dividends paid	(53,446)	(51,805)	(50,664)
Acquisition holdback payments	(1,510)	(2,361)	(2,345)
Exercise of stock appreciation rights and options	127	555	163
Taxes paid for shares withheld	(12,896)	(8,074)	(10,083)
Cash used in Financing Activities	(126,888)	(223,029)	(213,037)
Effect of exchange rate changes on cash	3,317	(2,154)	5,464
Increase (decrease) in cash and cash equivalents	159,562	(73,271)	(10,806)
Cash and cash equivalents at beginning of year	184,474	257,745	268,551
Cash and Cash Equivalents at End of Year	$344,036	$184,474	$257,745
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$108,084	$53,301	$64,394
Interest (includes interest rate swap settlements)	$22,567	$20,164	$27,492
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2023, 2022 and 2021	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2020	38,710	$10,000	$176,492	$1,200,570	$(414,090)	$(129,430)	$843,542
Net income				144,757			144,757
Other comprehensive income						36,338	36,338
Cash dividends — $1.30 per share				(50,992)			(50,992)
Purchases of common stock for treasury	(400)				(40,089)		(40,089)
Treasury shares issued for:
Exercise of stock appreciation rights and options	152		(6,379)		(2,009)		(8,388)
Performance share awards	22		(985)		(20)		(1,005)
Restricted stock units	19		(740)		95		(645)
Compensation expense — stock appreciation rights			2,526				2,526
Other share-based compensation expense			6,454				6,454
Other	13		(354)	78	324		48
Balance at June 30, 2021	38,516	10,000	177,014	1,294,413	(455,789)	(93,092)	932,546
Net income				257,414			257,414
Other comprehensive income						20,797	20,797
Cash dividends — $1.34 per share				(52,175)			(52,175)
Purchases of common stock for treasury	(149)				(13,784)		(13,784)
Treasury shares issued for:
Exercise of stock appreciation rights and options	104		(3,945)		(2,132)		(6,077)
Performance share awards	5		(222)		(73)		(295)
Restricted stock units	12		(598)		(138)		(736)
Compensation expense — stock appreciation rights			3,284				3,284
Other share-based compensation expense			8,558				8,558
Other	11		(269)	24	68		(177)
Balance at June 30, 2022	38,499	10,000	183,822	1,499,676	(471,848)	(72,295)	1,149,355
Net income				346,739			346,739
Other comprehensive income						16,999	16,999
Cash dividends — $1.38 per share				(53,887)			(53,887)
Purchases of common stock for treasury	(8)				(716)		(716)
Treasury shares issued for:
Exercise of stock appreciation rights and options	92		(4,256)		(3,773)		(8,029)
Performance share awards	23		(1,290)		(758)		(2,048)
Restricted stock units	34		(1,712)		(932)		(2,644)
Compensation expense — stock appreciation rights			2,785				2,785
Other share-based compensation expense			9,576				9,576
Other	17		(279)	104	482		307
Balance at June 30, 2023	38,657	$10,000	$188,646	$1,792,632	$(477,545)	$(55,296)	$1,458,437

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
Allowances for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which reflects management’s best estimate of probable losses based on an analysis of customer accounts, known troubled accounts, historical experience with write-offs, and other currently available evidence. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. The allowance for doubtful accounts was $22,334 and $17,522 at June 30, 2023 and June 30, 2022, respectively.
Inventories
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2023, approximately 14.2% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits or rebates. Product returns are estimated based on historical return rates. The returns reserve was $12,635 and $10,522 at June 30, 2023 and June 30, 2022, respectively.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expense were approximately $22,170, $17,890 and $15,970 for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

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
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company suspended the 401(k) match starting in the fourth quarter of 2020 and restored it in the third quarter of fiscal 2021. The Company’s expense for matching of employees’ 401(k) contributions was $9,989, $9,149 and $3,945 during 2023, 2022 and 2021, respectively.
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

Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan and Key Executive Restoration Plan, are unfunded:
Supplemental Executive Retirement Benefits Plan
The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable and determinable at retirement based upon a percentage of the participant’s historical compensation. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. The Company recorded net periodic benefit costs associated with the SERP of $399, $450, and $401 in fiscal 2023, 2022, and 2021, respectively. The Company expects to make payments of approximately $1,300 under the SERP in fiscal 2024 and 2025, respectively.
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $456, $514, and $334 of expense associated with this plan in fiscal 2023, 2022, and 2021, respectively.
Qualified Defined Benefit Retirement Plan
The Company's qualified defined benefit retirement plan provided benefits to certain hourly employees at retirement based on length of service and date of retirement. The plan accruals were frozen as of April 16, 2018, and employees were permitted to participate in the Retirement Savings Plan, following that date. The Company terminated the plan effective February 28, 2022. Participants elected to receive benefits as either a lump sum payment or through an annuity contract and the settlement of $8,895 was paid from plan assets in the second quarter of fiscal 2023. As a result of the plan termination, the Company recognized a loss of $1,184 in the year ended June 30, 2023, which is recorded in other expense (income), net in the statements of consolidated income. The Company recorded net periodic costs associated with this plan of $282 and $46 in fiscal 2022 and 2021, respectively.
Retiree Health Care Benefits
The Company provides health care benefits, through third-party policies, to eligible retired employees who pay a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are partially subsidized by the Company. Additionally, in conjunction with a fiscal 1998 acquisition, the Company assumed the obligation for a post-retirement medical benefit plan which provides health care benefits to eligible retired employees at no cost to the individual. The Company recorded net periodic benefits associated with these plans of $113, $123, and $161 in fiscal 2023, 2022, and 2021, respectively.
The Company has determined that the related disclosures under ASC Topic 715 - Compensation, Retirement Benefits, for these post-employment benefit plans are not material to the consolidated financial statements.
Leases
The Company leases facilities for certain service centers, warehouses, distribution centers and office space. The Company also leases office equipment and vehicles. All leases are classified as operating. The Company’s leases expire at various dates through 2034, with terms ranging from 1 year to 15 years. Many of the Company’s real estate leases contain renewal provisions to extend lease terms up to 5 years. The exercise of renewal options is solely at the Company’s discretion. The Company’s lease agreements do not contain material variable lease payments, residual value guarantees or restrictive covenants. The Company does not recognize right-of-use assets or lease liabilities for short-term leases with initial terms of 12 months or less. Leased vehicles comprise the majority of the Company’s short-term leases. All other leases are recorded on the balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing lease payment obligations. The Company’s leases do not provide implicit rates; therefore the Company uses its incremental borrowing rate as the discount rate for measuring lease liabilities. Non-lease components are accounted for separately from lease components. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the statements of consolidated income.

NOTE 2: REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the years ended June 30, 2023, 2022 and 2021. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Year Ended June 30, 2023
	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$2,441,281	$1,419,140	$3,860,421
Canada	315,499	—	315,499
Other Countries	210,062	26,812	236,874
Total	$2,966,842	$1,445,952	$4,412,794

	Year Ended June 30, 2022
	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$2,081,566	$1,218,184	$3,299,750
Canada	291,530	—	291,530
Other Countries	192,508	26,888	219,396
Total	$2,565,604	$1,245,072	$3,810,676

	Year Ended June 30, 2021
	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$1,768,965	$1,013,894	$2,782,859
Canada	255,360	—	255,360
Other Countries	175,208	22,492	197,700
Total	$2,199,533	$1,036,386	$3,235,919
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the years ended June 30, 2023, 2022, and 2021:

	Year Ended June 30, 2023
	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.0%	41.2%	36.2%
Industrial Machinery	9.8%	26.1%	15.2%
Food	13.2%	2.7%	9.8%
Metals	10.6%	7.5%	9.6%
Forest Products	12.1%	2.8%	9.1%
Chem/Petrochem	2.8%	13.9%	6.4%
Cement & Aggregate	7.8%	1.3%	5.7%
Oil & Gas	6.0%	1.4%	4.5%
Transportation	3.7%	3.1%	3.5%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2022
	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.9%	40.1%	36.7%
Industrial Machinery	10.3%	28.3%	16.2%
Food	12.6%	2.5%	9.3%
Metals	11.2%	7.4%	9.9%
Forest Products	10.8%	2.4%	8.0%
Chem/Petrochem	3.1%	13.8%	6.6%
Cement & Aggregate	7.6%	1.0%	5.5%
Oil & Gas	5.4%	1.2%	4.0%
Transportation	4.1%	3.3%	3.8%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2021
	Service Center Based Distribution	Engineered Solutions	Total
General Industry	35.8%	40.0%	37.2%
Industrial Machinery	9.8%	26.8%	15.2%
Food	13.5%	2.9%	10.1%
Metals	10.5%	6.8%	9.3%
Forest Products	10.7%	2.9%	8.2%
Chem/Petrochem	3.3%	13.6%	6.6%
Cement & Aggregate	7.9%	1.1%	5.7%
Oil & Gas	3.9%	1.1%	3.0%
Transportation	4.6%	4.8%	4.7%
Total	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the years ended June 30, 2023, 2022, and 2021:

	Year Ended June 30, 2023
	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.3%	10.6%	28.5%
General Maintenance; Hose Products	21.1%	19.3%	20.6%
Fluid Power	13.3%	34.3%	20.2%
Bearings, Linear & Seals	28.3%	0.4%	19.1%
Specialty Flow Control	—%	35.4%	11.6%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2022
	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.1%	10.6%	28.4%
General Maintenance; Hose Products	20.9%	18.9%	20.3%
Fluid Power	12.8%	37.2%	20.8%
Bearings, Linear & Seals	29.2%	0.4%	19.8%
Specialty Flow Control	—%	32.9%	10.7%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2021
	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.3%	7.5%	27.8%
General Maintenance; Hose Products	20.5%	16.9%	19.3%
Fluid Power	13.2%	38.0%	21.2%
Bearings, Linear & Seals	29.0%	0.4%	19.8%
Specialty Flow Control	—%	37.2%	11.9%
Total	100.0%	100.0%	100.0%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the consolidated balance sheet, is as follows:

	June 30, 2023	June 30, 2022	$ Change	% Change
Contract assets	$17,911	$18,050	$(139)	(0.8)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.
NOTE 3: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2023 Acquisitions
On March 31, 2023, the Company acquired substantially all of the net assets of Advanced Motion Systems Inc. (AMS), a western New York based provider of automation products, services, and engineered solutions focused on a full range of machine vision, robotics, and motion control products and technologies. AMS is included in the Engineered Solutions segment. The purchase price for the acquisition was $10,118, net tangible assets acquired were $1,768, and intangible assets including goodwill were $8,350 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

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
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois provider of high technology solutions for advanced factory automation. Floody is included in the Engineered Solutions segment. The purchase price for the acquisition was $8,038, net tangible assets acquired were $1,040, and intangible assets including goodwill were $6,998 based upon estimated fair values at the acquisition date. The purchase price includes $1,000 of acquisition holdback payments, of which $500 was paid during the year-ended June 30, 2023. The remaining balance of $500 is included in other current liabilities on the consolidated balance sheet as of June 30, 2023, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 2.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2021 Acquisitions
On December 31, 2020, the Company acquired 100% of the outstanding shares of Gibson Engineering (Gibson), a Norwood, Massachusetts provider of automation products, services, and engineered solutions focused on machine vision, motion control, mobile and collaborative robotic solutions, intelligent sensors, and other related equipment. Gibson is included in the Engineered Solutions segment. The purchase price for the acquisition was $15,341, net tangible assets acquired were $955, and intangible assets including goodwill were $14,386 based upon estimated fair values at the acquisition date. The purchase price included $1,904 of acquisition holdback payments, of which $850 was paid during the year-ended June 30, 2023. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

On October 5, 2020, the Company acquired substantially all of the net assets of Advanced Control Solutions (ACS), which operates four locations in Georgia, Tennessee and Alabama. ACS is a provider of automation products, services, and engineered solutions focused on machine vision equipment and software, mobile and collaborative robotic solutions, intelligent sensors, logic controllers, and other related equipment. ACS is included in the Engineered Solutions segment. The purchase price for the acquisition was $17,867, net tangible assets acquired were $1,210, and intangible assets including goodwill were $16,657 based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
NOTE 4: INVENTORIES
Inventories consist of the following:

June 30,	2023	2022
U.S. inventories at average cost	$558,299	$487,555
Foreign inventories at average cost	158,165	141,176
	716,464	628,731
Less: Excess of average cost over LIFO cost for U.S. inventories	215,280	178,910
Inventories on consolidated balance sheets	$501,184	$449,821
The overall impact of LIFO layer liquidations increased gross profit by $127, $501, and $3,895 in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

NOTE 5: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the years ended June 30, 2023 and 2022 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at July 1, 2021	$212,296	$347,781	$560,077
Goodwill acquired during the year	—	3,984	3,984
Other, primarily currency translation	(1,286)	430	(856)
Balance at June 30, 2022	211,010	352,195	563,205
Goodwill acquired during the year	—	14,517	14,517
Other, primarily currency translation	221	475	696
Balance at June 30, 2023	$211,231	$367,187	$578,418
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
At June 30, 2023 and 2022, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.

The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2023	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$364,572	$188,804	$175,768
Trade names	108,301	50,823	57,478
Vendor relationships	9,861	9,744	117
Other	3,347	1,161	2,186
Total Intangibles	$486,081	$250,532	$235,549

June 30, 2022	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$353,836	$166,623	$187,213
Trade names	105,629	44,637	60,992
Vendor relationships	11,320	10,533	787
Other	2,321	723	1,598
Total Intangibles	$473,106	$222,516	$250,590
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During fiscal 2021, due to the economic downturn in the oil and gas end markets, the Company determined that certain carrying values may not be recoverable within the Company's three asset groups that have significant exposure to oil and gas end markets. The Company determined that an impairment existed in two of the three asset groups as the asset groups' carrying values exceeded the sum of the undiscounted cash flows. The fair values of the long-lived assets were then determined using the income approach, and the analyses resulted in the measurement of an intangible asset impairment loss of $45,033, which was recorded during the second quarter of fiscal 2021, as the fair value of the intangible assets was determined to be zero. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, EBITDA, and discount rates. Key assumptions (Level 3 in the fair value hierarchy) relate to pricing trends, inventory costs, customer demand, and revenue growth. A number of benchmarks from independent industry and other economic publications were also used. The analyses of these asset groups also resulted in a fixed asset impairment loss and leased asset impairment loss of $1,983 and $2,512, respectively, which were recorded during the second quarter of fiscal 2021. Sustained significant softness in certain end market concentrations could result in impairment of certain intangible assets in future periods.
During fiscal 2023, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$11,176	20.0
Trade names	3,610	15.0
Other	1,025	6.7
Total Intangibles Acquired	$15,811	18.0
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Amortization of identifiable intangibles totaled $30,805, $31,879 and $34,365 in fiscal 2023, 2022 and 2021, respectively, and is included in selling, distribution and administrative expense in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2023 is estimated to be $27,500 for 2024, $25,300 for 2025, $23,600 for 2026, $21,800 for 2027 and $20,200 for 2028.

NOTE 6: DEBT
A summary of long-term debt, including the current portion, follows:

June 30,	2023	2022
Revolving credit facility	$383,592	$410,592
Trade receivable securitization facility	188,300	188,300
Series C Notes	—	40,000
Series D Notes	25,000	25,000
Series E Notes	25,000	25,000
Other	356	603
Total debt	$622,248	$689,495
Less: unamortized debt issuance costs	152	171
	$622,096	$689,324
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $516,208 and $489,208 at June 30, 2023 and June 30, 2022, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.11% and 2.81% as of June 30, 2023 and June 30, 2022, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $4,046 and $4,735 as of June 30, 2023 and June 30, 2022, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of June 30, 2023 and June 30, 2022 was 6.16% and 2.60%, respectively. The Company classified the AR Securitization Facility as long-term debt as it has the ability and intent to extend or refinance this amount on a long-term basis. On August 4, 2023, the Company amended the AR Securitization Facility and extended the term to August 4, 2026.
Unsecured Shelf Facility
At June 30, 2023 and June 30, 2022, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50,000 and $90,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The remaining principal balance on the "Series C" notes of the $40,000 was paid in July 2022. The "Series D" notes have a remaining principal amount of $25,000, carry a fixed interest rate of 3.21%, and are due in October 2023. The "Series E" notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.

Other Long-Term Borrowing
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency and matures in November 2024.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2024	$25,251
2025	25,105
2026	—
2027	571,892
2028	—
Covenants
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2023, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2023, the Company's net indebtedness was less than 0.7 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2023.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declines over time. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. In May 2023, the Company entered into bilateral agreements with its swap counterparties to transition its interest rate swap agreements to SOFR, and further decreased the weighted average fixed pay rate to 1.58%. The Company made various ASC 848 elections related to changes in critical terms of the hedging relationship due to reference rate reform to not result in a dedesignation of the hedging relationship. As of May 31, 2023, the Company's interest rate swap agreement was indexed to SOFR.
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.59% as of June 30, 2023. The interest rate swap converted $409,000 of variable rate debt to a rate of 2.75% as of June 30, 2022. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $27,044 and $17,827 as of June 30, 2023 and June 30, 2022, respectively, which is included in other current assets and other assets in the consolidated balance sheet. Amounts reclassified from other comprehensive income, before tax, to interest expense totaled $(7,285), $11,361, and $11,553 for fiscal 2023, 2022, and 2021, respectively.
NOTE 8: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2023 and June 30, 2022 totaled $18,637 and $15,317, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2023, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility contains variable interest rates and its carrying value approximates fair value (Level 2 in the fair value hierarchy).
NOTE 9: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2023	2022	2021
U.S.	$423,316	$287,367	$152,202
Foreign	26,495	42,423	24,860
Income before income taxes	$449,811	$329,790	$177,062
Provision
The provision for income taxes consists of:

Year Ended June 30,	2023	2022	2021
Current:
Federal	$84,294	$40,608	$46,685
State and local	19,026	10,188	11,035
Foreign	5,468	6,404	5,665
Total current	108,788	57,200	63,385
Deferred:
Federal	(1,881)	12,467	(24,168)
State and local	(84)	2,659	(4,740)
Foreign	(3,751)	50	(2,172)
Total deferred	(5,716)	15,176	(31,080)
Total	$103,072	$72,376	$32,305

Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2023	2022	2021
Statutory income tax rate	21.0%	21.0%	21.0%
Effects of:
State and local taxes	3.5	3.3	3.2
Stock compensation	(1.0)	(1.5)	(2.5)
GILTI/FDII	(0.2)	0.2	0.1
R & D credit	(0.4)	(0.4)	(1.5)
U.S. tax on foreign income, net	—	(0.4)	(0.5)
Impact of foreign operations	0.2	0.4	—
Non-deductibles/Deductible dividend	0.6	0.2	—
Interest deduction	(0.4)	(0.6)	(1.1)
Valuation allowance	(0.6)	(0.6)	0.1
Other, net	0.2	0.3	(0.6)
Effective income tax rate	22.9%	21.9%	18.2%
Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2023	2022
Deferred tax assets:
Compensation liabilities not currently deductible	$17,726	$19,131
Other expenses and reserves not currently deductible	18,215	17,143
Leases	26,345	26,688
Net operating loss carryforwards	6,809	7,371
Capitalization of R&D costs	11,646	—
Other	381	563
Total deferred tax assets	$81,122	$70,896
Less: Valuation allowance	(3,459)	(6,271)
Deferred tax assets, net of valuation allowance	$77,663	$64,625
Deferred tax liabilities:
Inventories	$(15,174)	$(13,728)
Goodwill and intangibles	(52,463)	(46,513)
Leases	(26,179)	(26,509)
Hedging instrument	(9,081)	(6,446)
Depreciation and differences in property bases	(9,757)	(9,760)
Total deferred tax liabilities	(112,654)	(102,956)
Net deferred tax liabilities	$(34,991)	$(38,331)
Net deferred tax liabilities are classified as follows:
Other assets	$9,990	$5,677
Other liabilities	(44,981)	(44,008)
Net deferred tax liabilities	$(34,991)	$(38,331)
As of June 30, 2023 and 2022, the Company had foreign net operating loss carryforwards of approximately $29,374 and $32,018, respectively, the tax benefit of which is approximately $6,440 and $6,677, respectively. These loss carryforwards will expire at various dates beginning in 2033. Also, as of June 30, 2023 and 2022, the Company had state net operating loss carryforwards, the tax benefit of which is approximately $466 and $878, respectively, which will expire at various dates beginning in 2027.

Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future income levels. The Company evaluates the realization of its deferred tax assets each quarter throughout the year. During the years ended June 30, 2023 and 2022, the Company recorded a net tax benefit related to the change in valuation allowances of $2,657 and $1,937, respectively. The total valuation allowance provided against the deferred tax assets in Canada and Mexico is $3,415 and $6,228 as of June 30, 2023 and 2022, respectively.
As of June 30, 2023, the Company had accumulated undistributed earnings of non-U.S. subsidiaries of approximately $172,914. The vast majority of such earnings have previously been subjected to the one-time transition tax or the Global Intangible Low Taxed Income ("GILTI") inclusion. Therefore, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2023, 2022, and 2021:

Year Ended June 30,	2023	2022	2021
Unrecognized Income Tax Benefits at beginning of the year	$4,926	$5,230	$4,955
Current year tax positions	622	505	285
Prior year tax positions	(86)	(83)	620
Expirations of statutes of limitations	(641)	(726)	(630)
Unrecognized Income Tax Benefits at end of year	$4,821	$4,926	$5,230
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. During 2023, 2022, and 2021, the Company recognized $239, $(362), and $144 of expense (income), respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $1,115, $876, and $1,238 as of June 30, 2023, 2022, and 2021, respectively. The Company does not anticipate a significant change to the total amount of unrecognized income tax benefits within the next twelve months. Included in the balance of unrecognized income tax benefits at June 30, 2023, 2022, and 2021 are $4,722, $4,813, and $4,986 respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to U.S. federal income tax examinations for the tax years 2019 through 2023 and to state and local income tax examinations for the tax years 2017 through 2023. In addition, the Company is subject to foreign income tax examinations for the tax years 2016 through 2023.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year, or as a reduction of a deferred tax asset.

NOTE 10: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2023, 128 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss for the years ended June 30, 2023, 2022, and 2021, are comprised of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at July 1, 2020	$(105,094)	$(4,564)	$(19,772)	$(129,430)
Other comprehensive income	24,256	687	2,480	27,423
Amounts reclassified from accumulated other comprehensive loss	—	204	8,711	8,915
Net current-period other comprehensive income	24,256	891	11,191	36,338
Balance at June 30, 2021	(80,838)	(3,673)	(8,581)	(93,092)
Other comprehensive (loss) income	(9,900)	2,142	19,770	12,012
Amounts reclassified from accumulated other comprehensive loss	—	228	8,557	8,785
Net current-period other comprehensive (loss) income	(9,900)	2,370	28,327	20,797
Balance at June 30, 2022	(90,738)	(1,303)	19,746	(72,295)
Other comprehensive income	7,639	1,082	13,759	22,480
Amounts reclassified from accumulated other comprehensive loss	—	24	(5,505)	(5,481)
Net current-period other comprehensive income	7,639	1,106	8,254	16,999
Balance at June 30, 2023	$(83,099)	$(197)	$28,000	$(55,296)
Other Comprehensive Income
Details of other comprehensive income are as follows:

Year Ended June 30,	2023			2022			2021
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$7,723	$84	$7,639	$(9,862)	$38	$(9,900)	$24,352	$96	$24,256
Post-employment benefits:
Actuarial gain on re-measurement	405	100	305	2,839	697	2,142	903	216	687
Reclassification of actuarial losses and prior service cost into other expense (income), net and included in net periodic pension costs	36	12	24	300	72	228	270	66	204
Termination of pension plan	1,031	254	777	—	—	—	—	—	—
Unrealized gain on cash flow hedge	18,174	4,415	13,759	26,204	6,434	19,770	3,250	770	2,480
Reclassification of interest from cash flow hedge into interest expense	(7,285)	(1,780)	(5,505)	11,361	2,804	8,557	11,553	2,842	8,711
Other comprehensive income	$20,084	$3,085	$16,999	$30,842	$10,045	$20,797	$40,328	$3,990	$36,338

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
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2023	2022	2021
Net Income	$346,739	$257,414	$144,757
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	38,592	38,471	38,758
Dilutive effect of potential common shares	628	634	538
Weighted-average common shares outstanding for dilutive computation	39,220	39,105	39,296
Net Income Per Share — Basic	$8.98	$6.69	$3.73
Net Income Per Share — Diluted	$8.84	$6.58	$3.68
Stock awards relating to 84, 106 and 234 shares of common stock were outstanding at June 30, 2023, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.
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

Year Ended June 30,	2023	2022	2021
SARs	$2,785	$3,284	$2,526
Performance shares	5,302	4,549	2,494
Restricted stock and RSUs	4,274	4,009	3,960
Total compensation costs under award programs	$12,361	$11,842	$8,980
Such amounts are included in selling, distribution and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $7,886, $5,105, and $6,649 for fiscal years 2023, 2022, and 2021, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.

The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2023 is summarized in the table below:

June 30,	2023	Average Expected Period of Expected Recognition (Years)
SARs	$3,267	2.7
Performance shares	5,694	1.7
Restricted stock and RSUs	4,036	1.8
Total unrecognized compensation costs under award programs	$12,997	2.0
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.0 years. The aggregate number of shares of common stock which may be awarded under the 2019 Plan is 2,250; shares available for future grants at June 30, 2023 were 1,653.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs grants issued in fiscal 2023, 2022 and 2021 are:

	2023	2022	2021
Expected life, in years	6.2	6.4	7.0
Risk free interest rate	2.9%	1.0%	0.5%
Dividend yield	1.3%	1.5%	1.9%
Volatility	35.5%	34.3%	32.0%
Per share fair value of SARs granted during the year	$35.98	$26.18	$17.97
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
A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2023
(Shares in thousands)
Outstanding, beginning of year	965	$61.85
Granted	112	104.33
Exercised	(257)	53.84
Forfeited	(4)	77.65
Outstanding, end of year	816	$70.11
Exercisable at end of year	537	$62.64
Expected to vest at end of year	810	$69.90
The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2023 were 6.0, 5.0, and 6.0 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2023 were $60,964 $44,125, and $60,689, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2023, 2022, and 2021 was $20,170, $17,015, and $21,189, respectively.
The total fair value of shares vested during fiscal 2023, 2022, and 2021 was $2,691, $2,341, and $2,880, respectively.

Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the Committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of non-vested performance shares activity at June 30, 2023 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2023
(Shares in thousands)
Non-vested, beginning of year	131	$58.27
Awarded	73	74.10
Forfeitures	(2)	62.43
Vested	(43)	53.63
Non-vested, end of year	159	$96.37
The Committee set three one-year goals for each of the 2023, 2022, and 2021 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. For the outstanding grants as of June 30, 2023, the maximum number of shares that could be earned in future periods was 65.
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
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2023 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2023
(Share amounts in thousands)
Non-vested, beginning of year	177	$69.23
Granted	37	108.60
Forfeitures	(5)	76.91
Vested	(66)	60.02
Non-vested, end of year	143	$83.35

NOTE 12: LEASES
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the statements of consolidated income. Operating lease costs and short-term lease costs were $35,982 and $9,153, respectively, for the year ended June 30, 2023 and $34,144 and $7,501, respectively, for the year ended June 30, 2022. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

June 30,	2023	2022
Operating lease assets, net	$100,677	$108,052

Operating lease liabilities
Other current liabilities	$31,173	$30,114
Other liabilities	72,704	80,807
Total operating lease liabilities	$103,877	$110,921

June 30,	2023	2022
Weighted average remaining lease term (years)	4.9	5.5
Weighted average incremental borrowing rate	3.67%	2.92%

Year Ended June 30,	2023	2022
Cash paid for operating leases	$35,545	$35,313
Right of use assets obtained in exchange for new operating lease liabilities	$30,605	$50,743

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2024	$34,235
2025	25,253
2026	19,742
2027	14,230
2028	8,416
Thereafter	11,375
Total lease payments	113,251
Less interest	9,374
Present value of lease liabilities	$103,877

The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $1,500 in 2023, and $2,100 in each of 2022 and 2021.
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
The accounting policies of the Company’s reportable segments are generally the same as those described in note 1. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment of $48,450, $37,163, and $31,615, in 2023, 2022, and 2021, respectively, have been eliminated in the following table.
Segment Financial Information

	Service Center Based Distribution	Engineered Solutions	Total
Year Ended June 30, 2023
Net sales	$2,966,842	$1,445,952	$4,412,794
Operating income for reportable segments	373,439	203,404	576,843
Assets used in the business	1,736,393	1,006,939	2,743,332
Depreciation and amortization of property	17,932	4,334	22,266
Capital expenditures	15,390	11,086	26,476
Year Ended June 30, 2022
Net sales	$2,565,604	$1,245,072	$3,810,676
Operating income for reportable segments	301,881	156,644	458,525
Assets used in the business	1,455,293	997,295	2,452,588
Depreciation and amortization of property	17,509	4,167	21,676
Capital expenditures	14,486	3,638	18,124
Year Ended June 30, 2021
Net sales	$2,199,533	$1,036,386	$3,235,919
Operating income for reportable segments	225,206	121,782	346,988
Assets used in the business	1,332,720	939,087	2,271,807
Depreciation and amortization of property	17,155	3,625	20,780
Capital expenditures	13,735	2,117	15,852
A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2023	2022	2021
Operating income for reportable segments	$576,843	$458,525	$346,988
Adjustments for:
Intangible amortization — Service Center Based Distribution	2,857	3,435	5,426
Intangible amortization — Engineered Solutions	27,948	28,444	28,938
Impairment — Service Center Based Distribution	—	—	49,528
Corporate and other expense, net	72,887	68,788	57,642
Total operating income	473,151	357,858	205,454
Interest expense, net	21,639	26,263	30,592
Other expense (income), net	1,701	1,805	(2,200)
Income before income taxes	$449,811	$329,790	$177,062
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

Geographic Information
Long-lived assets are based on physical locations and are comprised of the net book value of property and right of use assets. Information by geographic area is as follows:

June 30,	2023	2022	2021
Long-Lived Assets:
United States	$176,025	$178,522	$173,335
Canada	29,817	31,728	21,458
Other Countries	9,876	9,698	7,907
Total	$215,718	$219,948	$202,700
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
NOTE 15: OTHER EXPENSE (INCOME), NET
Other expense (income), net, consists of the following:

Year Ended June 30,	2023	2022	2021
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(2,223)	$2,612	$(4,048)
Foreign currency transaction losses (gains)	3,284	(65)	2,091
Net other periodic post-employment costs	1,470	610	283
Life insurance income, net	(668)	(1,374)	(296)
Other, net	(162)	22	(230)
Total other expense (income), net	$1,701	$1,805	$(2,200)
NOTE 16: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2023 through the date the financial statements were issued.

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
Management's Report on Internal Control over Financial Reporting
The Management of Applied Industrial Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the President & Chief Executive Officer and the Vice President - Chief Financial Officer, Treasurer, & Principal Accounting Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2023.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer, Treasurer, & Principal Accounting Officer
August 11, 2023

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Applied Industrial Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 11, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

Cleveland, Ohio
August 11, 2023

ITEM 9B. OTHER INFORMATION.
During the fiscal quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 24, 2023, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Information about our Executive Officers.”
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
Applied has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of Applied's securities by directors, officers, and employees.
Information regarding the composition of Applied’s audit committee and the identification of audit committee financial experts serving on the audit committee is incorporated by reference to Applied's proxy statement, under the caption “Corporate Governance.”
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2023, under the captions "Director Compensation," “Executive Compensation,” "Compensation Committee Interlocks and Insider Participation," and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity compensation plan information is incorporated herein by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2023, under the caption "Equity Compensation Plan Information (as of June 30, 2023)".
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2023, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2023, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), fees and services required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 24, 2023, under the caption “Item 5 - Ratification of Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2023, 2022, and 2021

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2023, 2022, and 2021

•	Consolidated Balance Sheets at June 30, 2023 and 2022

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2023, 2022, and 2021

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2023, 2022, and 2021

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2023, 2022, and 2021

•	Supplementary Data:
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

4.7	First Amendment Agreement, dated as of May 12, 2023, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and the Lenders set forth therein.

4.8
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

4.10
Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of May 12, 2023, by and among AIT Receivables, LLC, Applied Industrial Technologies, Inc., PNC Bank, National Association, Regions Bank, and PNC Capital Markets LLC.

4.11
Purchase and Sale Agreement dated as of August 31, 2018 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to Applied's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.12
Amendment No. 1 to Purchase and Sale Agreement dated as of November 19, 2018 among Applied Industrial Technologies, Inc. and various of its affiliates, as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer(filed as Exhibit 4.10 to Applied's Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.13
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

4.14	Description of Applied's securities (filed as Exhibit 4.7 to Applied's Form 10-K for the year ended June 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

4.15
Amendment No. 3 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty dated as of August 6, 2023 among AIT Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, Applied Industrial Technologies, Inc., as initial servicer, PNC Capital Markets LLC, as structuring agent, and the additional persons from time to time party thereto, as lenders (filed as Exhibit 10.1 to Applied’s Form 8-K filed August 9, 2023, SEC File No. 1-2299, and incorporated here by reference).

4.16
Amendment No. 3 to Purchase and Sale Agreement dated as of August 4, 2023 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to Applied’s Form 8-K filed August 9, 2023, SEC File No. 1-2299, and incorporated here by reference).

*10.1	A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 24, 2023 under the caption “Director Compensation.”

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

*10.13
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2022 revision) (filed as Exhibit 10.1 to Applied Form 10-Q for the quarter ended September 30, 2022, SEC File No. 1-2299, and incorporated here by reference).

*10.14
Restricted Stock Units Terms and Conditions (Officers) (August 2022 revision) (filed as Exhibit 10.2 to Applied Form 10-Q for the quarter ended September 30, 2022, SEC File No. 1-2299, and incorporated here by reference).

*10.15
Performance Shares Terms and Conditions (August 2022 revision) (filed as Exhibit 10.3 to Applied Form 10-Q for the quarter ended September 30, 2022, SEC File No. 1-2299, and incorporated here by reference).

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

*10.27
Consulting Agreement, dated January 27, 2023, between Applied and Fred Bauer (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2023, SEC File No. 1-2299, and incorporated here by reference).

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

*10.31
Form of Change in Control Agreement for Kurt W. Loring, Jon S. Ploetz and David K. Wells (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2013, SEC File No. 1-2299, and incorporated here by reference).

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

19	Applied's Insider Trading Policy

21	Applied’s subsidiaries at June 30, 2023.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

101	The following financial information from Applied Industrial Technologies, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Income, (ii) the Statements of Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Shareholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2023, 2022, AND 2021
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2023
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$17,522	$5,619	$—		$807	(B)	$22,334
Returns reserve	10,522	—	2,113	(A)	—		12,635
	$28,044	$5,619	$2,113		$807		$34,969
Year Ended June 30, 2022
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$16,455	$3,193	$—		$2,126	(B)	$17,522
Returns reserve	9,772	—	750	(A)	—		10,522
	$26,227	$3,193	$750		$2,126		$28,044
Year Ended June 30, 2021
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$13,661	$6,540	$—		$3,746	(B)	$16,455
Returns reserve	9,883	—	(111)	(A)	—		9,772
	$23,544	$6,540	$(111)		$3,746		$26,227
(A)Amounts in the years ending June 30, 2023, 2022 and 2021 represent reserves recorded for the return of merchandise by customers. The Company adopted ASC 606 - Revenue from Contracts with Customers effective July 1, 2018 which requires the Company's sales returns reserve to be established at the gross sales value with an asset established for the value of the expected product to be returned.
(B)Amounts represent uncollectible accounts charged off.

SIGNATURES.
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
APPLIED INDUSTRIAL TECHNOLOGIES, INC.

/s/ Neil A. Schrimsher	/s/ David K. Wells
Neil A. Schrimsher President & Chief Executive Officer	David K. Wells Vice President-Chief Financial Officer, Treasurer, & Principal Accounting Officer
Date: August 11, 2023

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

*
Peter C. Wallace, Director and Chairman

/s/ Jon S. Ploetz
Jon S. Ploetz, as attorney in fact
for persons indicated by “*”
Date: August 11, 2023