Form 10-Q
period 2023-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2023-10-27
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2023

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

There were 38,760,009 (no par value) shares of common stock outstanding on October 20, 2023.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2023	2022
Net sales	$1,095,188	$1,062,405
Cost of sales	770,106	755,622
Gross profit	325,082	306,783
Selling, distribution and administrative expense, including depreciation	204,402	200,251
Operating income	120,680	106,532
Interest expense, net	1,320	6,480
Other expense, net	431	1,008
Income before income taxes	118,929	99,044
Income tax expense	25,103	22,164
Net income	$93,826	$76,880
Net income per share - basic	$2.42	$2.00
Net income per share - diluted	$2.39	$1.97
Weighted average common shares outstanding for basic computation	38,700	38,526
Dilutive effect of potential common shares	610	585
Weighted average common shares outstanding for diluted computation	39,310	39,111
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2023	2022
Net income per the condensed statements of consolidated income	$93,826	$76,880

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(6,270)	(11,437)
Post-employment benefits:
Reclassification of net actuarial (gains) losses and prior service cost into other expense, net and included in net periodic pension costs	(30)	8
Unrealized gain on cash flow hedge	3,634	12,310
Reclassification of interest from cash flow hedge into interest expense, net	(4,638)	796
Total other comprehensive (loss) income, before tax	(7,304)	1,677
Income tax expense related to items of other comprehensive (loss) income	(230)	3,312
Other comprehensive loss, net of tax	(7,074)	(1,635)
Comprehensive income, net of tax	$86,752	$75,245
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2023	June 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$360,415	$344,036
Accounts receivable, net	694,922	708,395
Inventories	507,641	501,184
Other current assets	81,287	93,192
Total current assets	1,644,265	1,646,807
Property, less accumulated depreciation of $233,340 and $229,041	113,704	115,041
Operating lease assets, net	102,144	100,677
Identifiable intangibles, net	237,102	235,549
Goodwill	586,478	578,418
Other assets	66,818	66,840
TOTAL ASSETS	$2,750,511	$2,743,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$259,790	$301,685
Current portion of long-term debt	25,171	25,170
Compensation and related benefits	62,448	98,740
Other current liabilities	119,149	114,749
Total current liabilities	466,558	540,344
Long-term debt	596,883	596,926
Other liabilities	150,954	147,625
TOTAL LIABILITIES	1,214,395	1,284,895
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	185,986	188,646
Retained earnings	1,886,432	1,792,632
Treasury shares—at cost (15,458 and 15,556 shares, respectively)	(483,932)	(477,545)
Accumulated other comprehensive loss	(62,370)	(55,296)
TOTAL SHAREHOLDERS’ EQUITY	1,536,116	1,458,437
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,750,511	$2,743,332
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$93,826	$76,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	5,717	5,481
Amortization of intangibles	7,393	7,705
Provision for losses on accounts receivable	867	3,994
Amortization of stock appreciation rights and options	844	1,424
Other share-based compensation expense	1,976	1,939
Changes in operating assets and liabilities, net of acquisitions	(45,245)	(72,071)
Other, net	831	591
Net Cash provided by Operating Activities	66,209	25,943
Cash Flows from Investing Activities
Net cash paid for acquisitions, net of cash acquired	(21,440)	—
Capital expenditures	(4,340)	(5,554)
Proceeds from property sales	123	56
Net Cash used in Investing Activities	(25,657)	(5,498)
Cash Flows from Financing Activities
Long-term debt repayments	(62)	(40,061)
Purchases of treasury shares	—	(716)
Interest rate swap settlement receipts	3,558	294
Dividends paid	(13,551)	(13,100)
Acquisition holdback payments	(562)	(660)
Exercise of stock appreciation rights and options	—	126
Taxes paid for shares withheld for equity awards	(11,866)	(1,401)
Net Cash used in Financing Activities	(22,483)	(55,518)
Effect of Exchange Rate Changes on Cash	(1,690)	(1,826)
Increase (decrease) in Cash and Cash Equivalents	16,379	(36,899)
Cash and Cash Equivalents at Beginning of Period	344,036	184,474
Cash and Cash Equivalents at End of Period	$360,415	$147,575
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended September 30, 2023	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2023	38,657	$10,000	$188,646	$1,792,632	$(477,545)	$(55,296)	$1,458,437
Net income				93,826			93,826
Other comprehensive loss						(7,074)	(7,074)
Cash dividends — $0.35 per share				(23)			(23)
Treasury shares issued for:
Exercise of stock appreciation rights and options	32		(1,681)		(1,912)		(3,593)
Performance share awards	54		(3,072)		(3,487)		(6,559)
Restricted stock units	13		(726)		(910)		(1,636)
Compensation expense — stock appreciation rights and options			844				844
Other share-based compensation expense			1,976				1,976
Other	(1)		(1)	(3)	(78)		(82)
Balance at September 30, 2023	38,755	$10,000	$185,986	$1,886,432	$(483,932)	$(62,370)	$1,536,116

For the Period Ended September 30, 2022	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2022	38,499	$10,000	$183,822	$1,499,676	$(471,848)	$(72,295)	$1,149,355
Net income				76,880			76,880
Other comprehensive loss						(1,635)	(1,635)
Cash dividends — $0.34 per share
Purchases of common stock for treasury	(8)				(716)		(716)
Treasury shares issued for:
Exercise of stock appreciation rights and options	21		(860)		(366)		(1,226)
Performance share awards	23		(1,290)		(758)		(2,048)
Restricted stock units	33		(1,668)		(902)		(2,570)
Compensation expense — stock appreciation rights and options			1,424				1,424
Other share-based compensation expense			1,939				1,939
Other	3		(19)	(5)	61		37
Balance at September 30, 2022	38,571	$10,000	$183,348	$1,576,551	$(474,529)	$(73,930)	$1,221,440

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2023, and the results of its operations and its cash flows for the three month periods ended September 30, 2023 and 2022, have been included. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.
Operating results for the three month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2024.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $4,591 and $9,060 in the three months ended September 30, 2023 and 2022, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
Recently Issued Accounting Guidance
In July 2023, the SEC issued a final rule to require registrants to provide enhanced and standardized disclosures regarding cybersecurity risk management, strategy, governance, and incidents. The final rule establishes new requirements related to material cybersecurity incidents, which would need to be disclosed on Form 8-K within four business days of their being deemed material, and annual disclosures in Form 10-K pertaining to (1) cybersecurity risk management and strategy, (2) management's role in assessing and managing material risks from cybersecurity threats, and (3) the board of directors' oversight of cybersecurity risks. The Form 10-K disclosures will be due beginning with annual reports for fiscal years ending on or after December 15, 2023, and the Form 8-K disclosures will be due beginning December 18, 2023. The Company will comply with the disclosure requirements set forth in the final rule as each becomes effective.
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three months ended September 30, 2023 and 2022. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended September 30,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$617,262	$342,096	$959,358	$584,880	$336,609	$921,489
Canada	75,300	—	75,300	79,770	—	79,770
Other countries	53,971	6,559	60,530	53,338	7,808	61,146
Total	$746,533	$348,655	$1,095,188	$717,988	$344,417	$1,062,405

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.7%	37.4%	35.5%	34.4%	39.9%	36.1%
Industrial Machinery	8.9%	25.2%	14.1%	9.9%	27.1%	15.5%
Food	13.7%	3.0%	10.3%	12.8%	2.8%	9.6%
Metals	10.7%	8.1%	9.9%	11.0%	7.9%	10.0%
Forest Products	12.5%	3.8%	9.7%	11.4%	2.6%	8.6%
Chem/Petrochem	2.7%	16.1%	7.0%	3.0%	13.8%	6.5%
Cement & Aggregate	7.1%	1.2%	5.2%	7.8%	1.5%	5.7%
Oil & Gas	6.0%	1.6%	4.6%	5.7%	1.3%	4.3%
Transportation	3.7%	3.6%	3.7%	4.0%	3.1%	3.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.6%	10.1%	28.9%	37.4%	10.1%	28.6%
Fluid Power	14.1%	38.7%	21.9%	12.9%	35.5%	20.2%
General Maintenance, Hose Products & Other	21.3%	16.3%	19.8%	21.6%	15.3%	19.5%
Bearings, Linear & Seals	27.0%	0.5%	18.5%	28.1%	0.3%	19.1%
Specialty Flow Control	—%	34.4%	10.9%	—%	38.8%	12.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	September 30, 2023	June 30, 2023	$ Change	% Change
Contract assets	$13,085	$17,911	$(4,826)	(26.9)%
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
Fiscal 2024 Acquisitions
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. (BDI), a Columbia, South Carolina based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. BDI is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $18,000, net tangible assets acquired were $4,327, and intangible assets including goodwill were $13,673 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,800 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of September 30, 2023, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 3.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. (Cangro), a Farmingdale, New York based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. Cangro is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,175, and intangible assets including goodwill were $4,044 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $930 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of September 30, 2023, and which will be paid on the first, second, and third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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
On November 1, 2022, the Company acquired substantially all of the net assets of Automation, Inc., a Minneapolis, Minnesota based provider of automation products, services, and engineered solutions focused on machine vision, collaborative and mobile robotics, motion control, intelligent sensors, pneumatics, and other related products and solutions. Automation, Inc. is included in the Engineered Solutions segment. The purchase price for the acquisition was $25,617, net tangible assets acquired were $3,639, and intangible assets including goodwill were $21,978 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2023 and the three month period ended September 30, 2023 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2022	$211,010	$352,195	$563,205
Goodwill acquired during the year	—	14,517	14,517
Other, primarily currency translation	221	475	696
Balance at June 30, 2023	211,231	367,187	578,418
Goodwill acquired/adjusted during the period	7,486	1,249	8,735
Other, primarily currency translation	(675)	—	(675)
Balance at September 30, 2023	$218,042	$368,436	$586,478
During the first quarter of fiscal 2024, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the AMS acquisition. The fair value of the trade name was reduced by $1,249, with a corresponding increase to goodwill of $1,249.
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2023. The Company concluded that all of the reporting units' fair values exceeded their carrying amounts by at least 20% as of January 1, 2023.
At September 30, 2023 and June 30, 2023, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2023	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$371,613	$193,915	$177,698
Trade names	91,006	33,764	57,242
Vendor relationships	1,931	1,926	5
Other	3,446	1,289	2,157
Total Identifiable Intangibles	$467,996	$230,894	$237,102

June 30, 2023	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$364,572	$188,804	$175,768
Trade names	108,301	50,823	57,478
Vendor relationships	9,861	9,744	117
Other	3,347	1,161	2,186
Total Identifiable Intangibles	$486,081	$250,532	$235,549
Fully amortized amounts are written off.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
During the three month period ended September 30, 2023, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$7,471	20.0
Trade names	2,660	15.0
Other	100	5.0
Total Identifiable Intangibles	$10,231	18.5
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2023) for the next five years is as follows: $20,500 for the remainder of 2024, $25,900 for 2025, $24,100 for 2026, $22,400 for 2027, $20,700 for 2028 and $19,300 for 2029.
5.     DEBT
A summary of long-term debt, including the current portion, follows:

	September 30, 2023	June 30, 2023
Revolving credit facility	$383,592	$383,592
Trade receivable securitization facility	188,300	188,300
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	294	356
Total debt	$622,186	$622,248
Less: unamortized debt issuance costs	132	152
	$622,054	$622,096
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $516,208 at September 30, 2023 and June 30, 2023, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.33% and 6.11% as of September 30, 2023 and June 30, 2023, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,046 as of September 30, 2023 and June 30, 2023 in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the drawn fees on the AR Securitization Facility to 0.98% per year. On August 4, 2023, the Company amended the AR Securitization Facility, extended the term to August 4, 2026, and reduced the drawn fees to 0.90% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization Facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of September 30, 2023 and June 30, 2023 was 6.32% and 6.16%, respectively.
Unsecured Shelf Facility
At September 30, 2023 and June 30, 2023, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series D" notes have a remaining principal amount of $25,000, carry a fixed interest rate of 3.21%, and are due on October 31, 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declines over time. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. In May 2023, the Company entered into bilateral agreements with its swap counterparties to transition its interest rate swap agreements to SOFR, and further decreased the weighted average fixed pay rate to 1.58%. The Company made various Accounting Standards Codification Topic 848 elections related to changes in critical terms of the hedging relationship due to reference rate

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
reform to not result in a dedesignation of the heding relationship. As of May 31, 2023, the Company's interest rate swap agreement was indexed to SOFR.
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.59% as of September 30, 2023 and June 30, 2023. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $26,979 and $27,044 as of September 30, 2023 and June 30, 2023, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive income, before tax, to interest expense, net totaled $(4,638) and $796 for the three months ended September 30, 2023 and 2022, respectively.
7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at September 30, 2023 and June 30, 2023 totaled $18,732 and $18,637, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of September 30, 2023 and June 30, 2023, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).
8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2023	$(83,099)	$(197)	$28,000	$(55,296)
Other comprehensive (loss) income	(6,292)	—	2,744	(3,548)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(24)	(3,502)	(3,526)
Net current-period other comprehensive (loss) income	(6,292)	(24)	(758)	(7,074)
Balance at September 30, 2023	$(89,391)	$(221)	$27,242	$(62,370)

	Three Months Ended September 30, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2022	$(90,738)	$(1,303)	$19,746	$(72,295)
Other comprehensive (loss) income	(11,521)	—	9,280	(2,241)
Amounts reclassified from accumulated other comprehensive (loss) income	—	6	600	606
Net current-period other comprehensive (loss) income	(11,521)	6	9,880	(1,635)
Balance at September 30, 2022	$(102,259)	$(1,297)	$29,626	$(73,930)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive Loss
Details of other comprehensive loss are as follows:

	Three Months Ended September 30,
	2023			2022
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(6,270)	$22	$(6,292)	$(11,437)	$84	$(11,521)
Post-employment benefits:
Reclassification of net actuarial (gains) losses and prior service cost into other expense, net and included in net periodic pension costs	(30)	(6)	(24)	8	2	6
Unrealized gain on cash flow hedge	3,634	890	2,744	12,310	3,030	9,280
Reclassification of interest from cash flow hedge into interest expense, net	(4,638)	(1,136)	(3,502)	796	196	600
Other comprehensive loss	$(7,304)	$(230)	$(7,074)	$1,677	$3,312	$(1,635)

Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2023 and September 30, 2022, stock options and stock appreciation rights related to 96 and 185 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $4,591 and $9,060 in the three months ended September 30, 2023 and 2022, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $12,318 and $10,518, in the three months ended September 30, 2023 and 2022, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
September 30, 2023
Net sales	$746,533	$348,655	$1,095,188
Operating income for reportable segments	96,881	49,595	146,476
Assets used in business	1,749,309	1,001,202	2,750,511
Depreciation and amortization of property	4,436	1,281	5,717
Capital expenditures	3,634	706	4,340

September 30, 2022
Net sales	$717,988	$344,417	$1,062,405
Operating income for reportable segments	88,809	45,534	134,343
Assets used in business	1,460,896	1,013,278	2,474,174
Depreciation and amortization of property	4,449	1,032	5,481
Capital expenditures	3,565	1,989	5,554

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2023	2022
Operating income for reportable segments	$146,476	$134,343
Adjustment for:
Intangible amortization—Service Center Based Distribution	677	758
Intangible amortization—Engineered Solutions	6,716	6,947
Corporate and other expense, net	18,403	20,106
Total operating income	120,680	106,532
Interest expense, net	1,320	6,480
Other expense, net	431	1,008
Income before income taxes	$118,929	$99,044
The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.
10.    OTHER EXPENSE, NET
Other expense, net consists of the following:

	Three Months Ended
	September 30,
	2023	2022
Unrealized loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$553	$827
Foreign currency transactions (gain) loss	(71)	228
Net other periodic post-employment costs	26	143
Life insurance income, net	(137)	(111)
Other, net	60	(79)
Total other expense, net	$431	$1,008
11.    SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to September 30, 2023 through the date the financial statements were issued.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,300 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2024, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from approximately 589 facilities.
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
Overview
Consolidated sales for the quarter ended September 30, 2023 increased $32.8 million or 3.1% compared to the prior year quarter, with acquisitions increasing sales by $11.6 million or 1.1% and favorable foreign currency translation of $2.5 million increasing sales by 0.2%. Operating margin was 11.0% of sales for the quarter ended September 30, 2023 compared to 10.0% of sales for the same quarter in the prior year. Net income of $93.8 million increased 22.0% compared to the prior year quarter. The current ratio was 3.5 to 1 at September 30, 2023 and 3.0 to 1 at June 30, 2023.
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
The MCU (total industry) and IP indices increased since June 2023. The ISM PMI registered 49.0 in September, up from the June 2023 reading of 46.0. The indices for the months during the current quarter, along with the indices for the prior fiscal year end, were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2023	79.7	49.0	99.8
August 2023	79.5	47.6	99.4
July 2023	79.6	46.4	99.5
June 2023	78.9	46.0	99.1

The number of Company employees was 6,359 at September 30, 2023, 6,223 at June 30, 2023, and 6,067 at September 30, 2022. The number of operating facilities totaled 589 at September 30, 2023, 577 at June 30, 2023 and 567 at September 30, 2022.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 2023 and 2022
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2023	2022
Net sales	100.0%	100.0%	3.1%
Gross profit	29.7%	28.9%	6.0%
Selling, distribution & administrative expense	18.7%	18.8%	2.1%
Operating income	11.0%	10.0%	13.3%
Net income	8.6%	7.2%	22.0%
During the quarter ended September 30, 2023, sales increased $32.8 million or 3.1% compared to the prior year quarter, with sales from acquisitions adding $11.6 million or 1.1% and favorable foreign currency translation accounting for an increase of $2.5 million or 0.2%. There were 63 selling days in the quarter ended September 30, 2023 and 64 selling days in the quarter ended September 30, 2022. Excluding the impact of businesses acquired and foreign currency translation, sales were up $18.7 million or 1.8% during the quarter, driven by an increase from operations of 3.4% reflecting steady underlying demand against more difficult comparisons and normalizing customer production activity industry wide, offset by 1.6% due to one less sales day.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
Service Center Based Distribution	$746.5	$718.0	$28.5	$3.9	$2.5	$22.1
Engineered Solutions	348.7	344.4	4.3	7.7	—	(3.4)
Total	$1,095.2	$1,062.4	$32.8	$11.6	$2.5	$18.7
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $28.5 million or 4.0%. Acquisitions within this segment increased sales by $3.9 million or 0.6%. Favorable foreign currency translation increased sales by $2.5 million or 0.3%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $22.1 million or 3.1%, driven by an increase from operations of 4.7% due to ongoing benefits from market position, sales process initiatives, solid growth across national strategic accounts, as well as benefits from cross-selling actions, offset by 1.6% due to one less sales day.
Sales from our Engineered Solutions segment increased $4.3 million or 1.2%. Acquisitions within this segment increased sales by $7.7 million or 2.2%. Excluding the impact of businesses acquired, sales decreased $3.4 million or 1.0%, driven by a 1.6% decrease due to one less sales day, offset by a 0.6% increase from operations reflecting positive underlying segment demand with support from engineering capabilities, backlog, and a diverse end-market mix despite reduced activity across the technology sector and ongoing supply chain constraints.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2023	2022		Acquisitions
United States	$959.4	$921.5	$37.9	$11.6	$—	$26.3
Canada	75.3	79.8	(4.5)	—	(2.2)	(2.3)
Other countries	60.5	61.1	(0.6)	—	4.7	(5.3)
Total	$1,095.2	$1,062.4	$32.8	$11.6	$2.5	$18.7
Sales in our U.S. operations were up $37.9 million or 4.1%, as acquisitions added $11.6 million or 1.3%. Excluding the impact of businesses acquired, U.S. sales were up $26.3 million or 2.8%, driven by a 4.4% increase in operations, offset by 1.6% due to one less sales day. Sales from our Canadian operations decreased $4.5 million or 5.6%. Unfavorable foreign currency translation decreased Canadian sales by $2.2 million or 2.8%. Excluding the impact of foreign currency translation, Canadian sales were down $2.3 million or 2.8%, driven by a 1.6% decrease due to one less sales day and a 1.2% decrease from operations. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $0.6 million or 1.0% from the prior year. Favorable foreign currency translation increased other country sales by $4.7 million or 7.6%. Excluding the impact of currency translation, other country sales were down $5.3 million, or 8.6% during the quarter.
Our gross profit margin was 29.7% in the quarter ended September 30, 2023 compared to 28.9% in the prior period. Gross profit margin expanded year over year primarily reflecting broad-based execution across the business and countermeasures in response to ongoing inflation and supply chain dynamics. The gross profit margin for the current quarter was positively impacted by 41 basis points due to a $4.5 million decrease in LIFO expense.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended September 30,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
SD&A	$204.4	$200.3	$4.1	$3.3	$0.2	$0.6
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.7% of sales in the quarter ended September 30, 2023 compared to 18.8% in the prior year quarter. SD&A increased $4.1 million or 2.1% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended September 30, 2023 by $0.2 million or 0.1% compared to the prior year quarter. SD&A from businesses acquired added $3.3 million or 1.7% of SD&A expenses, including
$0.4 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $0.6 million or 0.3% during the quarter ended September 30, 2023 compared to the prior year quarter.
Operating income increased $14.1 million or 13.3%, and as a percent of sales increased to 11.0% from 10.0% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 13.0% in the current year quarter from 12.4% in the prior year quarter. Operating income as a percentage of sales for the Engineered Solutions segment increased to 14.2% in the current year quarter from 13.2% in the prior year quarter.
The effective income tax rate was 21.1% for the quarter ended September 30, 2023 compared to 22.4% for the quarter ended September 30, 2022. The decrease in the effective tax rate over the prior year is primarily due to compensation-related deductions during the quarter ended September 30, 2023. We expect our full year tax rate for fiscal 2024 to be in the 23.0% to 24.0% range.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

As a result of the factors addressed above, net income for the quarter ended September 30, 2023 increased $16.9 million or 22.0% compared to the prior year quarter. Diluted net income per share was $2.39 per share for the quarter ended September 30, 2023 compared to $1.97 per share in the prior year quarter, an increase of 21.3%.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. We had total debt obligations outstanding of $622.2 million at September 30, 2023 and June 30, 2023. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at September 30, 2023 was $1,177.7 million, compared to $1,106.5 million at June 30, 2023. The current ratio was 3.5 to 1 at September 30, 2023 and 3.0 to 1 at June 30, 2023.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2023	2022
Operating Activities	$66,209	$25,943
Investing Activities	(25,657)	(5,498)
Financing Activities	(22,483)	(55,518)
Exchange Rate Effect	(1,690)	(1,826)
Increase (Decrease) in Cash and Cash Equivalents	$16,379	$(36,899)
The increase in cash provided by operating activities during the three months ended September 30, 2023 from the prior period is driven by an increase operating results and changes in working capital for the period. Changes in working capital between periods caused a $26.8 million increase in cash provided by operating activities, driven by (amounts in thousands):

	Three Months Ended September 30,
	2023	2022
Accounts receivable	$16,142	$(25,692)
Inventory	(7,254)	(45,913)
Accounts payable	(43,008)	19,273
Net cash used in investing activities during the three months ended September 30, 2023 increased from the prior period primarily due to $21.4 million used for the acquisitions of Cangro and BDI in the current year.
Net cash used in financing activities during the three months ended September 30, 2023 decreased from the prior period primarily due to a change in net debt activity, as there was $0.1 million of debt payments in the current year period compared to $40.1 million of debt payments in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended September 30, 2023, the Company did not acquire any shares of treasury stock on the open market. During the three months ended September 30, 2022, the Company acquired 8,000 shares of treasury stock on the open market for $0.7 million. At September 30, 2023, we had authorization to repurchase 1,500,000 shares.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	September 30, 2023	June 30, 2023
Revolving credit facility	$383,592	$383,592
Trade receivable securitization facility	188,300	188,300
Series D notes	25,000	25,000
Series E notes	25,000	25,000
Other	294	356
Total debt	$622,186	$622,248
Less: unamortized debt issuance costs	132	152
	$622,054	$622,096
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $516.2 million at September 30, 2023 and June 30, 2023, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.33% and 6.11% as of September 30, 2023 and June 30, 2023, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.0 million as of September 30, 2023 and June 30, 2023 in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the drawn fees on the AR Securitization Facility to 0.98% per year. On August 4, 2023, the Company amended the AR Securitization Facility, extended the term to August 4, 2026, and reduced the drawn fees to 0.90% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization Facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of September 30, 2023 and June 30, 2023 was 6.32% and 6.16%, respectively.
Unsecured Shelf Facility
At September 30, 2023 and June 30, 2023, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $50.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series D" notes have a remaining principal amount of $25.0 million, carry a fixed interest rate of 3.21%, and are due on October 31, 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.

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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2023, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At September 30, 2023, the Company's net indebtedness was less than 0.6 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at September 30, 2023.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

	September 30,	June 30,
	2023	2023
Accounts receivable, gross	$717,619	$730,729
Allowance for doubtful accounts	22,697	22,334
Accounts receivable, net	$694,922	$708,395
Allowance for doubtful accounts, % of gross receivables	3.2%	3.1%

	Three Months Ended September 30,
	2023	2022
Provision for losses on accounts receivable	$867	$3,994
Provision as a % of net sales	0.08%	0.38%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 57.1 at September 30, 2023 compared to 55.1 at June 30, 2023. As of September 30, 2023, approximately 2.9% of our accounts receivable balances are more than 90 days past due, compared to 2.5% at June 30, 2023. On an overall basis, our provision for losses from uncollected receivables represents 0.08% of our sales in the three months ended September 30, 2023, compared to 0.38% of sales for the three months ended September 30, 2022. The decrease primarily relates to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs for the period ended September 30, 2023 was 4.3 versus 4.4 for the period ended June 30, 2023.

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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2023.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2023.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of common stock in the quarter ended September 30, 2023 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2023 to July 31, 2023	524	$148.26	0	1,500,000
August 1, 2023 to August 31, 2023	0	$0.00	0	1,500,000
September 1, 2023 to September 30, 2023	0	$0.00	0	1,500,000
Total	524	$0.00	0	1,500,000

(1)During the quarter the Company purchased 524 shares in connection with the Deferred Compensation Plan.
(2)On August 9, 2022, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on August 11, 2022. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

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

4.5
Amendment No. 3 to Amended and Restated Note Purchase and Private Shelf Agreement, dated October 28, 2022, between Applied and PGIM, Inc., (filed as Exhibit 10.1 to the Company's Form 8-K filed November 1, 2022, SEC File No. 1-2299, and incorporated here by reference).

4.6
Credit Agreement dated as of December 9, 2021, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions, (filed as Exhibit 10.1 to the Company's Form 8-K filed December 14, 2021, SEC File No. 1-2299, and incorporated here by reference).

4.7
First Amendment Agreement, dated as of May 12, 2023, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and the Lenders set forth therein (filed as Exhibit 4.7 to Applied’s Form 10-K for the fiscal year ended June 30, 2023, SEC File No. 1-2299, and incorporated here by reference).

4.8
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

4.10
Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of May 12, 2023, by and among AIT Receivables, LLC, Applied Industrial Technologies, Inc., PNC Bank, National Association, Regions Bank, and PNC Capital Markets LLC (filed as Exhibit 4.10 to Applied’s Form 10-K for the fiscal year ended June 30, 2023, SEC File No. 1-2299, and incorporated here by reference).

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

10.1	Applied Industrial Technologies, Inc. 2023 Long-Term Performance Plan, as approved by the Shareholders on October 24, 2023.

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 27, 2023	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 27, 2023	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer, Treasurer, & Principal Accounting Officer