Form 10-Q
period 2023-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2024-01-26
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2023

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

There were 38,669,465 (no par value) shares of common stock outstanding on January 18, 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$1,077,153	$1,060,280	$2,172,341	$2,122,685
Cost of sales	760,063	751,775	1,530,169	1,507,397
Gross profit	317,090	308,505	642,172	615,288
Selling, distribution and administrative expense, including depreciation	202,496	195,612	406,898	395,863
Operating income	114,594	112,893	235,274	219,425
Interest expense, net	1,917	6,185	3,237	12,665
Other (income) expense, net	(2,924)	758	(2,493)	1,766
Income before income taxes	115,601	105,950	234,530	204,994
Income tax expense	24,373	25,493	49,476	47,657
Net income	$91,228	$80,457	$185,054	$157,337
Net income per share - basic	$2.35	$2.09	$4.78	$4.08
Net income per share - diluted	$2.32	$2.05	$4.71	$4.02
Weighted average common shares outstanding for basic computation	38,744	38,579	38,722	38,552
Dilutive effect of potential common shares	558	629	585	610
Weighted average common shares outstanding for diluted computation	39,302	39,208	39,307	39,162
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net income per the condensed statements of consolidated income	$91,228	$80,457	$185,054	$157,337

Other comprehensive income, before tax:
Foreign currency translation adjustments	9,697	5,929	3,427	(5,508)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(30)	10	(60)	18
Termination of pension plan	—	1,031	—	1,031
Unrealized (loss) gain on cash flow hedge	(4,536)	548	(902)	12,858
Reclassification of interest from cash flow hedge into interest expense, net	(4,715)	(715)	(9,353)	81
Total other comprehensive income (loss), before tax	416	6,803	(6,888)	8,480
Income tax (benefit) expense related to items of other comprehensive income	(2,308)	259	(2,538)	3,571
Other comprehensive income (loss), net of tax	2,724	6,544	(4,350)	4,909
Comprehensive income, net of tax	$93,952	$87,001	$180,704	$162,246
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2023	June 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$412,855	$344,036
Accounts receivable, net	659,196	708,395
Inventories	520,155	501,184
Other current assets	89,786	93,192
Total current assets	1,681,992	1,646,807
Property, less accumulated depreciation of $238,935 and $229,041	113,706	115,041
Operating lease assets, net	104,517	100,677
Identifiable intangibles, net	227,831	235,549
Goodwill	589,356	578,418
Other assets	65,363	66,840
TOTAL ASSETS	$2,782,765	$2,743,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$253,739	$301,685
Current portion of long-term debt	25,159	25,170
Compensation and related benefits	72,929	98,740
Other current liabilities	97,299	114,749
Total current liabilities	449,126	540,344
Long-term debt	571,854	596,926
Other liabilities	153,757	147,625
TOTAL LIABILITIES	1,174,737	1,284,895
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	188,636	188,646
Retained earnings	1,964,090	1,792,632
Treasury shares—at cost (15,508 and 15,556 shares, respectively)	(495,052)	(477,545)
Accumulated other comprehensive loss	(59,646)	(55,296)
TOTAL SHAREHOLDERS’ EQUITY	1,608,028	1,458,437
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,782,765	$2,743,332
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$185,054	$157,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	11,765	11,033
Amortization of intangibles	14,650	15,519
Provision for losses on accounts receivable	1,026	9,573
Amortization of stock appreciation rights and options	1,710	1,871
Other share-based compensation expense	4,237	4,001
Changes in operating assets and liabilities, net of acquisitions	(47,855)	(111,542)
Other, net	(2,620)	1,031
Net Cash provided by Operating Activities	167,967	88,823
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(21,440)	(25,516)
Capital expenditures	(9,863)	(12,817)
Proceeds from property sales	471	128
Net Cash used in Investing Activities	(30,832)	(38,205)
Cash Flows from Financing Activities
Long-term debt repayments	(25,125)	(40,123)
Interest rate swap settlement receipts	7,194	2,684
Purchases of treasury shares	(10,677)	(716)
Dividends paid	(27,155)	(26,259)
Acquisition holdback payments	(681)	(1,510)
Exercise of stock appreciation rights and options	127	127
Taxes paid for shares withheld for equity awards	(12,914)	(3,340)
Net Cash used in Financing Activities	(69,231)	(69,137)
Effect of Exchange Rate Changes on Cash	915	(417)
Increase (Decrease) in Cash and Cash Equivalents	68,819	(18,936)
Cash and Cash Equivalents at Beginning of Period	344,036	184,474
Cash and Cash Equivalents at End of Period	$412,855	$165,538
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2023	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2023	38,657	$10,000	$188,646	$1,792,632	$(477,545)	$(55,296)	$1,458,437
Net income				93,826			93,826
Other comprehensive loss						(7,074)	(7,074)
Cash dividends — $0.35 per share				(23)			(23)
Treasury shares issued for:
Exercise of stock appreciation rights and options	32		(1,681)		(1,912)		(3,593)
Performance share awards	54		(3,072)		(3,487)		(6,559)
Restricted stock units	13		(726)		(910)		(1,636)
Compensation expense — stock appreciation rights and options			844				844
Other share-based compensation expense			1,976				1,976
Other	(1)		(1)	(3)	(78)		(82)
Balance at September 30, 2023	38,755	$10,000	$185,986	$1,886,432	$(483,932)	$(62,370)	$1,536,116
Net income				91,228			91,228
Other comprehensive income						2,724	2,724
Cash dividends — $0.35 per share				(13,607)			(13,607)
Purchases of common stock for treasury	(63)				(10,677)		(10,677)
Treasury shares issued for:
Exercise of stock appreciation rights and options	11		(391)		(335)		(726)
Restricted stock units	1		(86)		(108)		(194)
Compensation expense — stock appreciation rights and options			866				866
Other share-based compensation expense			2,261				2,261
Other	1			37			37
Balance at December 31, 2023	38,705	$10,000	$188,636	$1,964,090	$(495,052)	$(59,646)	$1,608,028

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2023, and the results of its operations and its cash flows for the six month periods ended December 31, 2023 and 2022, have been included. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.
Operating results for the six month period ended December 31, 2023 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2024.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $3,377 and $8,853 in the three months ended December 31, 2023 and 2022, respectively, and $7,968 and $17,913 in the six months ended December 31, 2023 and 2022, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
Recently Issued Accounting Guidance
In December 2023, the FASB issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for annual periods beginning after December 15, 2025. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.
In November 2023, the FASB issued its final standard to improve reportable segment disclosures. This standard, issued as ASU 2023-07, requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This update is effective for all public entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.
In July 2023, the SEC issued a final rule to require registrants to provide enhanced and standardized disclosures regarding cybersecurity risk management, strategy, governance, and incidents. The final rule establishes new requirements related to material cybersecurity incidents, which would need to be disclosed on Form 8-K within four business days of their being deemed material, and annual disclosures in Form 10-K pertaining to (1) cybersecurity risk management and strategy, (2) management's role in assessing and managing material risks from cybersecurity threats, and (3) the board of directors' oversight of cybersecurity risks. The Form 10-K disclosures are due beginning with annual reports for fiscal years ending on or after December 15, 2023, and the Form 8-K disclosures were due beginning December 18, 2023. The Company will comply with the disclosure requirements set forth in the final rule as each becomes effective.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and six months ended December 31, 2023 and 2022. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended December 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$602,483	$342,169	$944,652	$581,452	$347,745	$929,197
Canada	77,170	—	77,170	74,702	—	74,702
Other countries	49,620	5,711	55,331	49,238	7,143	56,381
Total	$729,273	$347,880	$1,077,153	$705,392	$354,888	$1,060,280

	Six Months Ended December 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$1,219,745	$684,265	$1,904,010	$1,166,332	$684,354	$1,850,686
Canada	152,470	—	152,470	154,472	—	154,472
Other countries	103,591	12,270	115,861	102,576	14,951	117,527
Total	$1,475,806	$696,535	$2,172,341	$1,423,380	$699,305	$2,122,685

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.5%	39.6%	36.0%	33.4%	42.3%	36.3%
Industrial Machinery	9.0%	25.0%	14.2%	10.3%	27.4%	16.0%
Food	13.7%	2.5%	10.1%	13.1%	2.2%	9.4%
Metals	10.9%	7.6%	9.9%	10.6%	7.4%	9.5%
Forest Products	12.0%	2.7%	9.0%	11.9%	2.4%	8.8%
Chem/Petrochem	2.7%	15.7%	6.9%	3.0%	12.9%	6.4%
Cement & Aggregate	8.2%	1.4%	6.0%	7.9%	1.3%	5.7%
Oil & Gas	5.4%	1.7%	4.2%	6.3%	1.2%	4.6%
Transportation	3.6%	3.8%	3.7%	3.5%	2.9%	3.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.7%	38.5%	35.8%	33.7%	41.0%	36.1%
Industrial Machinery	8.9%	25.1%	14.1%	10.2%	27.3%	15.8%
Food	13.7%	2.7%	10.2%	12.9%	2.5%	9.5%
Metals	10.8%	7.9%	9.9%	10.7%	7.6%	9.7%
Forest Products	12.2%	3.3%	9.4%	11.9%	2.5%	8.8%
Chem/Petrochem	2.7%	15.9%	6.9%	2.9%	13.4%	6.3%
Cement & Aggregate	7.6%	1.3%	5.6%	7.8%	1.4%	5.7%
Oil & Gas	5.7%	1.6%	4.4%	6.3%	1.3%	4.7%
Transportation	3.7%	3.7%	3.7%	3.6%	3.0%	3.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	38.4%	12.4%	30.0%	37.5%	10.1%	28.4%
General Maintenance; Hose Products & Other	22.7%	17.9%	21.1%	21.0%	23.6%	21.8%
Fluid Power	13.9%	35.8%	21.0%	13.3%	34.8%	20.5%
Bearings, Linear & Seals	25.0%	0.4%	17.1%	28.2%	0.5%	18.9%
Specialty Flow Control	—%	33.5%	10.8%	—%	31.0%	10.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended December 31,
	2023			2022
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	38.0%	11.3%	29.4%	37.5%	10.1%	28.5%
Fluid Power	14.0%	37.3%	21.5%	13.1%	35.1%	20.4%
General Maintenance; Hose Products & Other	22.0%	16.9%	20.4%	21.2%	19.6%	20.6%
Bearings, Linear & Seals	26.0%	0.5%	17.8%	28.2%	0.4%	19.0%
Specialty Flow Control	—%	34.0%	10.9%	—%	34.8%	11.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	December 31, 2023	June 30, 2023	$ Change	% Change
Contract assets	$12,360	$17,911	$(5,551)	(31.0)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2024 Acquisitions
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. (BDI), a Columbia, South Carolina based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. BDI is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $18,000, net tangible assets acquired were $4,384, and intangible assets including goodwill were $13,616 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,800 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of December 31, 2023, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 3.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. (Cangro), a Farmingdale, New York based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. Cangro is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,175, and intangible assets including goodwill were $4,044 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $930 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of December 31, 2023, and which will be paid on the first, second, and third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2023 Acquisitions
On March 31, 2023, the Company acquired substantially all of the net assets of Advanced Motion Systems Inc. (AMS), a western New York based provider of automation products, services, and engineered solutions focused on a full range of machine vision, robotics, and motion control products and technologies. AMS is included in the Engineered Solutions segment. The purchase price for the acquisition was $10,118, net tangible assets acquired were $1,768, and intangible assets including goodwill were $8,350 based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On November 1, 2022, the Company acquired substantially all of the net assets of Automation, Inc., a Minneapolis, Minnesota based provider of automation products, services, and engineered solutions focused on machine vision, collaborative and mobile robotics, motion control, intelligent sensors, pneumatics, and other related products and solutions. Automation, Inc. is included in the Engineered Solutions segment. The purchase price for the acquisition was $25,617, net tangible assets acquired were $3,639, and intangible assets including goodwill were $21,978 based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2023 and the six month period ended December 31, 2023 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2022	$211,010	$352,195	$563,205
Goodwill acquired during the period	—	14,517	14,517
Other, primarily currency translation	221	475	696
Balance at June 30, 2023	$211,231	$367,187	$578,418
Goodwill acquired during the period	9,489	1,249	10,738
Other, primarily currency translation	200	—	200
Balance at December 31, 2023	$220,920	$368,436	$589,356
During the first quarter of fiscal 2024, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the AMS acquisition. The fair value of the trade name was reduced by $1,249, with a corresponding increase to goodwill of $1,249. During the second quarter of fiscal 2024, the Company recorded an adjustment to the preliminary estimated fair value of intangible assets related to the BDI acquisition. The fair value of the trade name was reduced by $2,130, and the fair value of the customer relationship was increased by $70, with a corresponding combined increase to goodwill of $2,060.
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2023.  The Company concluded that all of the the reporting units’ fair values exceeded their carrying amounts by at least 20% as of January 1, 2023.
At December 31, 2023 and June 30, 2023, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2023	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$372,289	$200,123	$172,166
Trade names	85,584	31,942	53,642
Vendor relationships	425	425	—
Other	3,446	1,423	2,023
Total Identifiable Intangibles	$461,744	$233,913	$227,831

June 30, 2023	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$364,572	$188,804	$175,768
Trade names	108,301	50,823	57,478
Vendor relationships	9,861	9,744	117
Other	3,347	1,161	2,186
Total Identifiable Intangibles	$486,081	$250,532	$235,549
Fully amortized amounts are written off.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
During the six month period ended December 31, 2023, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$7,541	20.0
Trade names	530	3.0
Other	100	5.0
Total Identifiable Intangibles	$8,171	18.7
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2023) for the next five years is as follows: $13,100 for the remainder of 2024, $25,600 for 2025, $23,900 for 2026, $22,000 for 2027, $20,300 for 2028 and $18,900 for 2029.

5.     DEBT
A summary of long-term debt, including the current portion, follows:

	December 31, 2023	June 30, 2023
Revolving credit facility	$383,592	383,592
Trade receivable securitization facility	188,300	188,300
Series D notes	—	25,000
Series E notes	25,000	25,000
Other	231	356
Total debt	$597,123	$622,248
Less: unamortized debt issuance costs	110	152
	$597,013	$622,096
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $516,208 at December 31, 2023 and June 30, 2023, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.26% and 6.11% as of December 31, 2023 and June 30, 2023, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,046 as of December 31, 2023 and June 30, 2023 in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. On August 4, 2023, the Company amended the AR Securitization Facility, extended the term to August 4, 2026, and reduced the drawn fees to 0.90% per year. Availability is further subject to changes in the credit ratings of our

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization Facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of December 31, 2023 and June 30, 2023 was 6.36% and 6.16%, respectively.
Unsecured Shelf Facility
At December 31, 2023 and June 30, 2023, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $25,000 and $50,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series D" notes carried a fixed interest rate of 3.21%, and the remaining principal balance of $25,000 was paid in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declines over time. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During the quarter ended December 31, 2020, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date by an additional three years and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. In May 2023, the Company entered into bilaterial agreements with its swap counterparties to transition its interest rate swap agreements to SOFR, and further decreased the weighted average fixed pay rate to 1.58%. The Company made various Accounting Standards Codification Topic 848 elections related to changes in critical terms of the hedging relationship due to reference rate

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
reform to not result in a dedesignation of the hedging relationship. As of May 31, 2023, the Company's interest rate swap agreement was indexed to SOFR.
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.48% as of December 31, 2023. The interest rate swap converted $384,000 of variable rate debt to a rate of 2.59% as of June 30, 2023. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $18,631 and $27,044 as of December 31, 2023 and June 30, 2023, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive income, before tax, to interest expense, net totaled $(4,715) and $(715) for the three months ended December 31, 2023 and 2022, respectively, and $(9,353) and $81 for the six months ended December 31, 2023 and 2022, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at December 31, 2023 and June 30, 2023 totaled $20,893 and $18,637, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of December 31, 2023 and June 30, 2023, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy). The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended December 31, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at September 30, 2023	$(89,391)	$(221)	$27,242	$(62,370)
Other comprehensive income (loss)	9,724	—	(3,411)	6,313
Amounts reclassified from accumulated other comprehensive (loss) income	—	(23)	(3,566)	(3,589)
Net current-period other comprehensive income (loss)	9,724	(23)	(6,977)	2,724
Balance at December 31, 2023	$(79,667)	$(244)	$20,265	$(59,646)

	Three Months Ended December 31, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at September 30, 2022	$(102,259)	$(1,297)	$29,626	$(73,930)
Other comprehensive income	5,885	777	414	7,076
Amounts reclassified from accumulated other comprehensive (loss) income	—	7	(539)	(532)
Net current-period other comprehensive income (loss)	5,885	784	(125)	6,544
Balance at December 31, 2022	$(96,374)	$(513)	$29,501	$(67,386)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2023	$(83,099)	$(197)	$28,000	$(55,296)
Other comprehensive income (loss)	3,432	—	(667)	2,765
Amounts reclassified from accumulated other comprehensive (loss) income	—	(47)	(7,068)	(7,115)
Net current-period other comprehensive income (loss)	3,432	(47)	(7,735)	(4,350)
Balance at December 31, 2023	$(79,667)	$(244)	$20,265	$(59,646)

	Six Months Ended December 31, 2022
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2022	$(90,738)	$(1,303)	$19,746	$(72,295)
Other comprehensive (loss) income	(5,636)	777	9,694	4,835
Amounts reclassified from accumulated other comprehensive (loss) income	—	13	61	74
Net current-period other comprehensive (loss) income	(5,636)	790	9,755	4,909
Balance at December 31, 2022	$(96,374)	$(513)	$29,501	$(67,386)
Other Comprehensive Income
Details of other comprehensive income are as follows:

	Three Months Ended December 31,
	2023			2022
	Pre-Tax Amount	Tax Benefit	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$9,697	$(27)	$9,724	$5,929	$44	$5,885
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(30)	(7)	(23)	10	3	7
Termination of pension plan	—	—	—	1,031	254	777
Unrealized (loss) gain on cash flow hedge	(4,536)	(1,125)	(3,411)	548	134	414
Reclassification of interest from cash flow hedge into interest expense, net	(4,715)	(1,149)	(3,566)	(715)	(176)	(539)
Other comprehensive income	$416	$(2,308)	$2,724	$6,803	$259	$6,544

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2023			2022
	Pre-Tax Amount	Tax Benefit	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$3,427	$(5)	$3,432	$(5,508)	$128	$(5,636)
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(60)	(13)	(47)	18	5	13
Termination of pension plan	—	—	—	1,031	254	777
Unrealized (loss) gain on cash flow hedge	(902)	(235)	(667)	12,858	3,164	9,694
Reclassification of interest from cash flow hedge into interest expense, net	(9,353)	(2,285)	(7,068)	81	20	61
Other comprehensive (loss) income	$(6,888)	$(2,538)	$(4,350)	$8,480	$3,571	$4,909
Anti-dilutive Common Stock Equivalents
In the three month periods ended December 31, 2023 and 2022, stock options and stock appreciation rights related to 101 and 82 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive. In the six month periods ended December 31, 2023 and 2022, stock options and stock appreciation rights related to 103 and 109 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $3,377 and $8,853 in the three months ended December 31, 2023 and 2022, respectively, and $7,968 and $17,913 in the six months ended December 31, 2023 and 2022, respectively, is recorded in cost of sales in the condensed statements of consolidated income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $12,457 and $11,695, in the three months ended December 31, 2023 and 2022, respectively, and $24,775 and $22,213 in the six months ended December 31, 2023 and 2022 respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
December 31, 2023
Net sales	$729,273	$347,880	$1,077,153
Operating income for reportable segments	91,440	51,167	142,607
Depreciation and amortization of property	4,355	1,693	6,048
Capital expenditures	4,400	1,123	5,523

December 31, 2022
Net sales	$705,392	$354,888	$1,060,280
Operating income for reportable segments	86,484	51,626	138,110
Depreciation and amortization of property	4,474	1,078	5,552
Capital expenditures	4,751	2,512	7,263

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Six Months Ended	Service Center Based Distribution	Engineered Solutions	Total
December 31, 2023
Net sales	$1,475,806	$696,535	$2,172,341
Operating income for reportable segments	188,321	100,762	289,083
Assets used in business	1,759,794	1,022,971	2,782,765
Depreciation and amortization of property	8,791	2,974	11,765
Capital expenditures	8,034	1,829	9,863

December 31, 2022
Net sales	$1,423,380	$699,305	$2,122,685
Operating income for reportable segments	175,293	97,160	272,453
Assets used in business	1,454,040	1,068,864	2,522,904
Depreciation and amortization of property	8,923	2,110	11,033
Capital expenditures	8,316	4,501	12,817

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Operating income for reportable segments	$142,607	$138,110	$289,083	$272,453
Adjustment for:
Intangible amortization—Service Center Based Distribution	922	730	1,599	1,488
Intangible amortization—Engineered Solutions	6,335	7,084	13,051	14,031
Corporate and other expense, net	20,756	17,403	39,159	37,509
Total operating income	114,594	112,893	235,274	219,425
Interest expense, net	1,917	6,185	3,237	12,665
Other (income) expense, net	(2,924)	758	(2,493)	1,766
Income before income taxes	$115,601	$105,950	$234,530	$204,994
The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,938)	$(1,065)	$(1,385)	$(238)
Foreign currency transactions (gain) loss	(832)	700	(903)	928
Net other periodic post-employment costs	26	1,176	51	1,319
Life insurance income, net	(107)	(104)	(244)	(215)
Other, net	(73)	51	(12)	(28)
Total other (income) expense, net	$(2,924)	$758	$(2,493)	$1,766

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,300 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2024, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 585 facilities.
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
Overview
Consolidated sales for the quarter ended December 31, 2023 increased $16.9 million or 1.6% compared to the prior year quarter, with acquisitions increasing sales by $14.4 million or 1.4% and favorable foreign currency translation of $3.0 million increasing sales by 0.3%. The Company had operating income of $114.6 million, or operating margin of 10.6% of sales for the quarter ended December 31, 2023 compared to an operating income of $112.9 million, or operating margin of 10.6% of sales for the same quarter in the prior year. The quarter ended December 31, 2023 had net income of $91.2 million compared to net income of $80.5 million in the prior year quarter. The current ratio was 3.7 to 1 at December 31, 2023 and 3.0 to 1 at June 30, 2023.
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
The MCU (total industry) and IP indices have decreased since September 2023. The MCU for December 2023 was 78.6, which is down from the September and June revised readings of 79.5 and 78.9, respectively. The ISM PMI registered 47.4 in December, down from the September 2023 reading of 49.0 and up from the June 2023 reading of 46.0. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
December 2023	78.6	47.4	99.1
November 2023	78.6	46.7	99.0
October 2023	78.7	46.7	98.8
September 2023	79.5	49.0	99.6
June 2023	78.9	46.0	99.1

The number of Company employees was 6,365 at December 31, 2023, 6,223 at June 30, 2023, and 6,157 at December 31, 2022. The number of operating facilities totaled 585 at December 31, 2023, 577 at June 30, 2023, and 567 at December 31, 2022.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended December 31, 2023 and 2022
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2023	2022
Net sales	100.0%	100.0%	1.6%
Gross profit	29.4%	29.1%	2.8%
Selling, distribution & administrative expense	18.8%	18.4%	3.5%
Operating income	10.6%	10.6%	1.5%
Net income	8.5%	7.6%	13.4%
During the quarter ended December 31, 2023, sales increased $16.9 million or 1.6% compared to the prior year quarter, with sales from acquisitions adding $14.4 million or 1.4%, and favorable foreign currency translation accounting for a increase of $3.0 million or 0.3%. There were 61 selling days in the quarters ended December 31, 2023 and December 31, 2022. Excluding the impact of businesses acquired and foreign currency translation, sales were down $0.5 million or 0.1% during the quarter, holding relatively steady despite headwinds from the technology sector.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended December 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
Service Center Based Distribution	$729.3	$705.4	$23.9	$11.0	$3.0	$9.9
Engineered Solutions	347.9	354.9	(7.0)	3.4	—	(10.4)
Total	$1,077.2	$1,060.3	$16.9	$14.4	$3.0	$(0.5)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $23.9 million or 3.4%. Acquisitions within this segment increased sales by $11.0 million or 1.6% and favorable foreign currency translation increased sales by $3.0 million or 0.4%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $9.9 million or 1.4%, due to benefits from sales process initiatives as well as solid growth across national accounts and fluid power MRO in the U.S.
Sales from our Engineered Solutions segment decreased $7.0 million or 2.0%. Acquisitions within this segment increased sales by $3.4 million or 1.0%. Excluding the impact of businesses acquired, sales decreased $10.4 million or 3.0%, driven by reduced activity across the technology sector. The decrease in sales was moderated by sustained growth across core industrial & mobile fluid power, and flow control markets.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Three Months Ended December 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2023	2022		Acquisitions
United States	$944.7	$929.2	$15.5	$14.4	$—	$1.1
Canada	77.2	74.7	2.5	—	(0.1)	2.6
Other countries	55.3	56.4	(1.1)	—	3.1	(4.2)
Total	$1,077.2	$1,060.3	$16.9	$14.4	$3.0	$(0.5)
Sales in our U.S. operations were up $15.5 million or 1.7%, as acquisitions added $14.4 million or 1.6%. Excluding the impact of businesses acquired, U.S. sales were up $1.1 million or 0.1%. Sales from our Canadian operations increased $2.5 million or

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

3.3%. Unfavorable foreign currency translation decreased Canadian sales by $0.1 million or 0.2%. Excluding the impact of foreign currency translation, Canadian sales increased $2.6 million or 3.5%. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $1.1 million or 1.9% from the prior year. Favorable foreign currency translation increased other country sales by $3.1 million or 5.6%. Excluding the impact of currency translation, other country sales were down $4.2 million, or 7.5% during the quarter.
Our gross profit margin was 29.4% in the quarter ended December 31, 2023 compared to 29.1% in the prior year quarter. The gross profit margin for the current year quarter was positively impacted by 51 basis points due to a $5.5 million decrease in LIFO.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
SD&A	$202.5	$195.6	$6.9	$4.8	$0.3	$1.8
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.8% of sales in the quarter ended December 31, 2023 compared to 18.4% in the prior year quarter. SD&A increased $6.9 million or 3.5% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended December 31, 2023 by $0.3 million or 0.2% compared to the prior year quarter. SD&A from businesses acquired added $4.1 million or 2.1% of SD&A expenses, including $0.4 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $2.5 million or 1.2% during the quarter ended December 31, 2023 compared to the prior year quarter.
Operating income increased $1.7 million, and as a percent of sales, was 10.6% for both the quarter ended December 31, 2023 and the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 12.5% in the current year quarter from 12.3% in the prior year quarter. Operating income, as a percentage of sales for the Engineered Solutions segment increased to 14.7% in the current year quarter from 14.5% in the prior year quarter.
Interest expense, net decreased $4.3 million from the prior year quarter primarily due to reduced debt levels and greater interest income from higher cash balances and investment yields.
Other (income) expense, net was income of $2.9 million for the current year quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.9 million, net favorable foreign currency transaction gains of $0.8 million, and $0.2 million of other income. During the prior year quarter, other (income) expense, net was expense of $0.8 million, which included net other periodic benefit costs primarily related to the termination of the qualified defined benefit retirement plan of $1.2 million and net unfavorable foreign currency transaction losses of $0.7 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $1.1 million.
The effective income tax rate was 21.1% for the quarter ended December 31, 2023 compared to 24.1% for the quarter ended December 31, 2022. The decrease in the effective tax rate is primarily due to the reversal of a tax valuation allowance related to Mexico during the quarter ended December 31, 2023.
As a result of the factors addressed above, net income for the quarter ended December 31, 2023 increased $10.8 million compared to the prior year quarter. Net income per share was $2.32 per share for the quarter ended December 31, 2023 compared to $2.05 per share in the prior year quarter.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Six Months Ended December 31, 2023 and 2022
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2023	2022
Net sales	100.0%	100.0%	2.3%
Gross profit	29.6%	29.0%	4.4%
Selling, distribution & administrative expense	18.7%	18.6%	2.8%
Operating income	10.8%	10.3%	7.2%
Net income	8.5%	7.4%	17.6%
During the six months ended December 31, 2023, sales increased $49.7 million or 2.3% compared to the prior year period, with sales from acquisitions adding $26.0 million or 1.2% and favorable foreign currency translation of $5.4 million of increasing sales by 0.3%. There were 124 selling days in the six months ended December 31, 2023 and 125 selling days in the six months ended December 31, 2022. Excluding the impact of businesses acquired and foreign currency translation, sales were up $18.3 million or 0.8% during the period, driven by an increase of 1.6% from operations reflecting support from secular tailwinds and internal sales initiatives, despite headwinds from the technology sector, offset by a 0.8% headwind due to one less sales day.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Six Months Ended December 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
Service Center Based Distribution	$1,475.8	$1,423.4	$52.4	$14.9	$5.4	$32.1
Engineered Solutions	696.5	699.3	(2.7)	11.1	—	(13.8)
Total	$2,172.3	$2,122.7	$49.7	$26.0	$5.4	$18.3
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $52.4 million or 3.7%. Acquisitions within this segment increased sales by $14.9 million or 1.1% and favorable foreign currency translation increased sales by $5.4 million or 0.4%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $32.1 million or 2.2%, driven by an increase of 3.0% from operations due to benefits from sales process initiatives as well as solid growth across national accounts and fluid power MRO in the U.S., offset by a 0.8% headwind due to one less sales day.
Sales from our Engineered Solutions segment decreased $2.7 million or 0.4%. Acquisitions within this segment increased sales by $11.1 million or 1.6%. Excluding the impact of businesses acquired, sales decreased $13.8 million or 2.0%, driven by a decrease of 1.2% from operations primarily as a result of reduced activity across the technology sector, in addition to a decrease of 0.8% due to one less sales day. The decrease in sales was moderated by sustained growth across core industrial & mobile fluid power, and flow control markets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Six Months Ended December 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2023	2022		Acquisitions
United States	$1,904.0	$1,850.7	$53.3	$26.0	$—	$27.3
Canada	152.5	154.5	(2.0)	—	(2.4)	0.4
Other countries	115.8	117.5	(1.6)	—	7.8	(9.4)
Total	$2,172.3	$2,122.7	$49.7	$26.0	$5.4	$18.3
Sales in our U.S. operations were up $53.3 million or 2.9%, as acquisitions added $26.0 million or 1.4%. Excluding the impact of businesses acquired, U.S. sales were up $27.3 million or 1.5%, driven by an increase of 2.3% from operations offset by 0.8% due to one less sales day. Sales from our Canadian operations decreased $2.0 million or 1.3%. Unfavorable foreign currency translation decreased Canadian sales by $2.4 million or 1.5%. Excluding the impact of foreign currency translation, Canadian sales were up $0.4 million or 0.2%, driven by an increase of 1.0% from operations, offset by 0.8% due to one less sales day. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $1.6 million or 1.4% from the prior year. Favorable foreign currency translation increased other country sales by $7.8 million or 6.6%. Excluding the impact of currency translation, other country sales were down $9.4 million, or 8.0%, during the period.
Our gross profit margin was 29.6% in the six months ended December 31, 2023 compared to 29.0% in the prior year period. The gross profit margin for the current year period was positively impacted by 46 basis points due to a $9.9 million decrease in LIFO expense.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Six Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2023	2022		Acquisitions
SD&A	$406.9	$395.9	$11.0	$7.4	$0.5	$3.1
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.7% of sales in the six months ended December 31, 2023 compared to 18.6% in the prior year period. SD&A increased $11.0 million or 2.8% compared to the prior year period. Changes in foreign currency exchange rates had the effect of increasing SD&A during the six months ended December 31, 2023 by $0.5 million or 0.1% compared to the prior year period. SD&A from businesses acquired added $7.4 million or 1.9% of SD&A expenses, including $0.8 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $3.1 million or 0.8% during the six months ended December 31, 2023 compared to the prior year period.
Operating income increased $15.8 million, and as a percent of sales increased to 10.8% from 10.3% during the prior year period.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 12.8% in the current year period from 12.3% in the prior year period. Operating income, as a percentage of sales for the Engineered Solutions segment increased to 14.5% in the current year period from 13.9% in the prior year period.
Interest expense, net decreased $9.4 million from the prior year period primarily due to reduced debt levels and greater interest income from higher cash balances and investment yields.
Other (income) expense, net was income of $2.5 million for the six months ended December 31, 2023, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.4 million, net favorable foreign currency transaction gains of $0.9 million, and $0.2 million of other income. During the prior year period, other (income) expense, net was expense of $1.8 million, which included net other periodic benefit costs primarily related to the termination of

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

the qualified defined benefit retirement plan of $1.3 million and net unfavorable foreign currency transaction losses of $0.9 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million and $0.2 million of other income.
The effective income tax rate was 21.1% for the six months ended December 31, 2023 compared to 23.2% for the six months ended December 31, 2022. The decrease in the effective tax rate is primarily due to the reversal of a tax valuation allowance related to Mexico during the six months ended December 31, 2023, as well as compensation-related deductions during the six months ended December 31, 2023. We expect our full year tax rate for fiscal 2024 to be in the 23.0% to 24.0% range.
As a result of the factors addressed above, net income for the six months ended December 31, 2023 increased $27.7 million compared to the prior year period. Net income was $4.71 per share for the six months ended December 31, 2023 compared to $4.02 per share in the prior year period.
Trends and Factors Impacting our Business
Our Engineered Solutions reportable segment includes our Automation operations focused on advanced automation technologies and related engineered solutions. We continue to strategically expand this area of our business through both acquisitions and organic investments. The Automation reporting unit has a goodwill balance of $50,640 as of December 31, 2023, as well as customer relationship intangible assets with a combined net book value of $23,476 as of December 31, 2023. As we continue to expand our Automation operations, we have and will continue to make strategic moves and operational decisions that could result in a change of customer and end-market mix to support our growth and profitability in this growing area of our business. This could include reduced business or the termination of certain customer relationships that could decrease expected future cash flows. The timing and extent of these business circumstances and events could negatively impact the estimated fair values of the Automation reporting unit and customer relationship intangible assets and trigger an impairment of certain intangible assets, if the fair values of the reporting unit or intangible assets fall below their carrying values.
Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2023, we had total debt obligations outstanding of $597.1 million compared to $622.2 million at June 30, 2023. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at December 31, 2023 was $1,232.9 million, compared to $1,106.5 million at June 30, 2023. The current ratio was 3.7 to 1 at December 31, 2023 and 3.0 to 1 at June 30, 2023.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2023	2022
Operating Activities	$167,967	$88,823
Investing Activities	(30,832)	(38,205)
Financing Activities	(69,231)	(69,137)
Exchange Rate Effect	915	(417)
Increase (Decrease) in Cash and Cash Equivalents	$68,819	$(18,936)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The increase in cash provided by operating activities during the six months ended December 31, 2023 is driven by increased operating results and by changes in working capital during the period. Changes in working capital between periods caused a $63.7 million increase in cash provided by operating activities, driven by (amounts in thousands):

	Six Months Ended December 31,
	2023	2022
Accounts Receivable	$54,428	$(6,167)
Inventories	(14,540)	(72,295)
Accounts payable	(49,047)	(10,931)
Net cash used in investing activities during the six months ended December 31, 2023 decreased from the prior period primarily due to $21.4 million used for the acquisition of Cangro Industries, Inc. and Bearing Distributors, Inc. in the current year compared to $25.5 million used for the acquisition of Automation, Inc., in the prior year period.
Net cash used in financing activities during the six months ended December 31, 2023 increased from the prior year period primarily due to $10.7 million of cash being used for the purchase of treasury shares during the six months ended December 31, 2023 compared to $0.7 million used in the prior year period and $12.9 million of cash being used for taxes paid for shares withheld for equity awards in the six months ended December 31, 2023 compared to $3.3 million used in the period year period. This was offset by a change in net debt activity, as there were $25.1 million of debt payments in the current year compared to $40.1 million in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three and six months ended December 31, 2023, the Company acquired 62,947 shares of treasury stock on the open market for $10.7 million. During the three months ended December 31, 2022, the Company did not acquire any shares of treasury stock on the open market. During the six months ended December 31, 2022, the Company acquired 8,000 shares of treasury stock for $0.7 million. At December 31, 2023, we had authorization to repurchase 1,437,053 shares.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	December 31, 2023	June 30, 2023
Revolving credit facility	$383,592	$383,592
Trade receivable securitization facility	188,300	188,300
Series D notes	—	25,000
Series E notes	25,000	25,000
Other	231	356
Total debt	$597,123	$622,248
Less: unamortized debt issuance costs	110	152
	$597,013	$622,096
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $516.2 million at December 31, 2023 and June 30, 2023, and were available to fund future

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.26% and 6.11% as of December 31, 2023 and June 30, 2023, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.0 million as of December 31, 2023 and June 30, 2023 in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. On August 4, 2023, the Company amended the AR Securitization Facility, extended the term to August 4, 2026, and reduced the drawn fees to 0.90% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization Facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of December 31, 2023 and June 30, 2023 was 6.36% and 6.16%, respectively.
Unsecured Shelf Facility
At December 31, 2023 and June 30, 2023, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $25.0 million and $50.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series D" notes carried a fixed interest rate of 3.21%, and the remaining principal balance of $25.0 million was paid in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2023, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At December 31, 2023, the Company's net indebtedness was 0.4 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at December 31, 2023.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			December 31,	June 30,
			2023	2023
Accounts receivable, gross			$674,756	$730,729
Allowance for doubtful accounts			15,560	22,334
Accounts receivable, net			$659,196	$708,395
Allowance for doubtful accounts, % of gross receivables			2.3%	3.1%

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Provision for losses on accounts receivable	$159	$5,579	$1,026	$9,573
Provision as a % of net sales	0.01%	0.53%	0.05%	0.45%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 55.1 at December 31, 2023 and June 30, 2023, respectively.
As of December 31, 2023, approximately 1.9% of our accounts receivable balances are more than 90 days past due, compared to 2.5% at June 30, 2023. On an overall basis, our provision for losses on accounts receivable represents 0.01% of our sales in the three months ended December 31, 2023, compared to 0.53% of sales for the three months ended December 31, 2022, and 0.05% of sales for the six months ended December 31, 2023 compared to 0.45% of sales for the six months ended December 31, 2022. The decrease primarily relates to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment, as well as improved collections performance. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.3 for the period ended December 31, 2023 and 4.4 for the period ended June 30, 2023.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2023 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	0	$0.00	0	1,500,000
November 1, 2023 to November 30, 2023	0	$0.00	0	1,500,000
December 1, 2023 to December 31, 2023	62,947	$169.61	62,947	1,437,053
Total	62,947	$169.61	62,947	1,437,053

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

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that (i) was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) that constituted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K 408(c) of the Securities Exchange Act of 1934, as amended, except as follows:
On November 2, 2023, Neil A. Schrimsher, the Company’s President and Chief Executive Officer, provided his irrevocable consent to contribute, at a later date, 93,750 shares of Company common stock to an exchange fund in exchange for shares of that fund. The exchange fund transaction closed on December 14, 2023, and on that date Mr. Schrimsher’s shares were contributed to the fund at a value of $169.72 per share. The exchange fund transaction constitutes a “non-Rule 10b5-1 trading arrangement.”

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

10.1
Applied Industrial Technologies, Inc. 2023 Long-Term Performance Plan, as approved by the Shareholders on October 24, 2023 (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2023, SEC File No. 1-2299, and incorporated here by reference).

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101	The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on
Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 26, 2024	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 26, 2024	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer, Treasurer, & Principal Accounting Officer