Form 10-Q
period 2024-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2024-04-26
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2024

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

There were 38,602,617 (no par value) shares of common stock outstanding on April 19, 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$1,146,390	$1,132,035	$3,318,731	$3,254,720
Cost of sales	808,144	798,917	2,338,313	2,306,314
Gross profit	338,246	333,118	980,418	948,406
Selling, distribution and administrative expense, including depreciation	217,040	206,207	623,938	602,070
Operating income	121,206	126,911	356,480	346,336
Interest expense, net	265	4,773	3,502	17,438
Other (income) expense, net	(1,724)	(142)	(4,217)	1,624
Income before income taxes	122,665	122,280	357,195	327,274
Income tax expense	25,448	25,093	74,924	72,750
Net income	$97,217	$97,187	$282,271	$254,524
Net income per share - basic	$2.51	$2.52	$7.29	$6.60
Net income per share - diluted	$2.48	$2.47	$7.18	$6.49
Weighted average common shares outstanding for basic computation	38,675	38,617	38,707	38,574
Dilutive effect of potential common shares	577	651	584	629
Weighted average common shares outstanding for diluted computation	39,252	39,268	39,291	39,203
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income per the condensed statements of consolidated income	$97,217	$97,187	$282,271	$254,524

Other comprehensive income, before tax:
Foreign currency translation adjustments	(5,112)	5,763	(1,685)	255
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(30)	9	(90)	27
Termination of pension plan	—	—	—	1,031
Unrealized gain (loss) on cash flow hedge	5,105	(2,309)	4,203	10,549
Reclassification of interest from cash flow hedge into interest expense, net	(4,671)	(3,036)	(14,024)	(2,955)
Total other comprehensive (loss) income, before tax	(4,708)	427	(11,596)	8,907
Income tax expense (benefit) related to items of other comprehensive income	135	(1,315)	(2,403)	2,256
Other comprehensive (loss) income, net of tax	(4,843)	1,742	(9,193)	6,651
Comprehensive income, net of tax	$92,374	$98,929	$273,078	$261,175
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2024	June 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$456,533	$344,036
Accounts receivable, net	710,195	708,395
Inventories	503,910	501,184
Other current assets	97,044	93,192
Total current assets	1,767,682	1,646,807
Property, less accumulated depreciation of $242,620 and $229,041	115,325	115,041
Operating lease assets, net	95,569	100,677
Identifiable intangibles, net	220,840	235,549
Goodwill	588,713	578,418
Other assets	66,814	66,840
TOTAL ASSETS	$2,854,943	$2,743,332

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$271,185	$301,685
Current portion of long-term debt	25,107	25,170
Compensation and related benefits	75,443	98,740
Other current liabilities	96,671	114,749
Total current liabilities	468,406	540,344
Long-term debt	571,862	596,926
Other liabilities	145,651	147,625
TOTAL LIABILITIES	1,185,919	1,284,895
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	191,133	188,646
Retained earnings	2,046,956	1,792,632
Treasury shares—at cost (15,573 and 15,556 shares, respectively)	(514,576)	(477,545)
Accumulated other comprehensive loss	(64,489)	(55,296)
TOTAL SHAREHOLDERS’ EQUITY	1,669,024	1,458,437
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,854,943	$2,743,332
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$282,271	$254,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	17,567	16,598
Amortization of intangibles	21,601	23,189
Provision for losses on accounts receivable	1,001	4,676
Amortization of stock appreciation rights and options	2,570	2,322
Other share-based compensation expense	7,508	7,419
Changes in operating assets and liabilities, net of acquisitions	(77,403)	(142,092)
Other, net	(2,956)	(2,609)
Net Cash provided by Operating Activities	252,159	164,027
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(21,440)	(35,667)
Capital expenditures	(17,354)	(20,809)
Proceeds from property sales	514	226
Net Cash used in Investing Activities	(38,280)	(56,250)
Cash Flows from Financing Activities
Net repayments under revolving credit facility	—	(27,000)
Long-term debt repayments	(25,188)	(40,185)
Interest rate swap settlement receipts	10,839	5,501
Purchases of treasury shares	(28,875)	(716)
Dividends paid	(41,524)	(39,829)
Acquisition holdback payments	(681)	(1,510)
Exercise of stock appreciation rights and options	127	127
Taxes paid for shares withheld for equity awards	(15,874)	(7,914)
Net Cash used in Financing Activities	(101,176)	(111,526)
Effect of Exchange Rate Changes on Cash	(206)	1,402
Increase (Decrease) in Cash and Cash Equivalents	112,497	(2,347)
Cash and Cash Equivalents at Beginning of Period	344,036	184,474
Cash and Cash Equivalents at End of Period	$456,533	$182,127
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2024	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2023	38,657	$10,000	$188,646	$1,792,632	$(477,545)	$(55,296)	$1,458,437
Net income				93,826			93,826
Other comprehensive loss						(7,074)	(7,074)
Cash dividends — $0.35 per share				(23)			(23)
Treasury shares issued for:
Exercise of stock appreciation rights and options	32		(1,681)		(1,912)		(3,593)
Performance share awards	54		(3,072)		(3,487)		(6,559)
Restricted stock units	13		(726)		(910)		(1,636)
Compensation expense — stock appreciation rights and options			844				844
Other share-based compensation expense			1,976				1,976
Other	(1)		(1)	(3)	(78)		(82)
Balance at September 30, 2023	38,755	$10,000	$185,986	$1,886,432	$(483,932)	$(62,370)	$1,536,116
Net income				91,228			91,228
Other comprehensive income						2,724	2,724
Cash dividends — $0.35 per share				(13,607)			(13,607)
Purchases of common stock for treasury	(63)				(10,677)		(10,677)
Treasury shares issued for:
Exercise of stock appreciation rights and options	11		(391)		(335)		(726)
Restricted stock units	1		(86)		(108)		(194)
Compensation expense — stock appreciation rights and options			866				866
Other share-based compensation expense			2,261				2,261
Other	1			37			37
Balance at December 31, 2023	38,705	$10,000	$188,636	$1,964,090	$(495,052)	$(59,646)	$1,608,028
Net income				97,217			97,217
Other comprehensive loss						(4,843)	(4,843)
Cash dividends — $0.37 per share				(14,360)			(14,360)
Purchases of common stock for treasury	(100)				(18,198)		(18,198)
Treasury shares issued for:
Exercise of stock appreciation rights and options	27		(1,365)		(1,495)		(2,860)
Restricted stock units	1		(47)		(53)		(100)
Compensation expense — stock appreciation rights and options			860				860
Other share-based compensation expense			3,271				3,271
Other	7		(222)	9	222		9
Balance at March 31, 2024	38,640	$10,000	$191,133	$2,046,956	$(514,576)	$(64,489)	$1,669,024

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2023	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2022	38,499	$10,000	$183,822	$1,499,676	$(471,848)	$(72,295)	$1,149,355
Net income				76,880			76,880
Other comprehensive loss						(1,635)	(1,635)
Cash dividends — $0.34 per share
Purchases of common stock for treasury	(8)				(716)		(716)
Treasury shares issued for:
Exercise of stock appreciation rights and options	21		(860)		(366)		(1,226)
Performance share awards	23		(1,290)		(758)		(2,048)
Restricted stock units	33		(1,668)		(902)		(2,570)
Compensation expense — stock appreciation rights and options			1,424				1,424
Other share-based compensation expense			1,939				1,939
Other	3		(19)	(5)	61		37
Balance at September 30, 2022	38,571	$10,000	$183,348	$1,576,551	$(474,529)	$(73,930)	$1,221,440
Net income				80,457			80,457
Other comprehensive income						6,544	6,544
Cash dividends — $0.34 per share				(13,175)			(13,175)
Treasury shares issued for:
Exercise of stock appreciation rights and options	28		(1,061)		(878)		(1,939)
Compensation expense — stock appreciation rights and options			447				447
Other share-based compensation expense			2,062				2,062
Other			(1)	41			40
Balance at December 31, 2022	38,599	$10,000	$184,795	$1,643,874	$(475,407)	$(67,386)	$1,295,876
Net income				97,187			97,187
Other comprehensive income						1,742	1,742
Cash dividends — $0.35 per share				(13,562)			(13,562)
Treasury shares issued for:
Exercise of stock appreciation rights and options	40		(2,173)		(2,401)		(4,574)
Restricted stock units	1		(44)		(30)		(74)
Compensation expense — stock appreciation rights and options			451				451
Other share-based compensation expense			3,418				3,418
Other	14		(260)	35	421		196
Balance at March 31, 2023	38,654	$10,000	$186,187	$1,727,534	$(477,417)	$(65,644)	$1,380,660

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2024, and the results of its operations and its cash flows for the nine month periods ended March 31, 2024 and 2023, have been included. The condensed consolidated balance sheet as of June 30, 2023 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.
Operating results for the nine month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2024.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $4,758 and $8,205 in the three months ended March 31, 2024 and 2023, respectively, and $12,726 and $26,118 in the nine months ended March 31, 2024 and 2023, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
Recently Issued Accounting Guidance
In December 2023, the FASB issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for annual periods beginning after December 15, 2024. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.
In November 2023, the FASB issued its final standard to improve reportable segment disclosures. This standard, issued as ASU 2023-07, requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This update is effective for all public entities for fiscal years beginning after December 15, 2023, with the interim disclosure requirements being effective for fiscal years beginning after December 15, 2024. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.
In July 2023, the SEC issued a final rule to require registrants to provide enhanced and standardized disclosures regarding cybersecurity risk management, strategy, governance, and incidents. The final rule establishes new requirements related to material cybersecurity incidents, which would need to be disclosed on Form 8-K within four business days of their being deemed material, and annual disclosures in Form 10-K pertaining to (1) cybersecurity risk management and strategy, (2) management's role in assessing and managing material risks from cybersecurity threats, and (3) the board of directors' oversight of cybersecurity risks. The Form 10-K disclosures are due beginning with annual reports for fiscal years ending on or after December 15, 2023, and the Form 8-K disclosures were due beginning December 18, 2023. The Company is complying with the disclosure requirements set forth in the final rule as each becomes effective.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and nine months ended March 31, 2024 and 2023. Other countries consist of Mexico, Australia, New Zealand, and Singapore.

	Three Months Ended March 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$666,170	$350,997	$1,017,167	$628,816	$363,945	$992,761
Canada	73,388	—	73,388	80,133	—	80,133
Other countries	49,798	6,037	55,835	52,650	6,491	59,141
Total	$789,356	$357,034	$1,146,390	$761,599	$370,436	$1,132,035

	Nine Months Ended March 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$1,885,915	$1,035,262	$2,921,177	$1,795,148	$1,048,299	$2,843,447
Canada	225,858	—	225,858	234,605	—	234,605
Other countries	153,389	18,307	171,696	155,226	21,442	176,668
Total	$2,265,162	$1,053,569	$3,318,731	$2,184,979	$1,069,741	$3,254,720

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	35.6%	40.7%	37.2%	33.9%	39.9%	35.8%
Food	17.3%	2.5%	12.7%	13.1%	2.7%	9.7%
Industrial Machinery	6.8%	24.3%	12.2%	9.7%	25.9%	15.0%
Metals	11.4%	7.4%	10.2%	10.6%	7.8%	9.7%
Forest Products	11.7%	3.1%	9.0%	12.5%	3.6%	9.6%
Chem/Petrochem	2.6%	15.4%	6.6%	2.9%	14.3%	6.6%
Cement & Aggregate	6.7%	1.1%	5.0%	7.9%	1.2%	5.7%
Oil & Gas	4.4%	1.9%	3.6%	5.8%	1.4%	4.4%
Transportation	3.5%	3.6%	3.5%	3.6%	3.2%	3.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.9%	39.5%	36.3%	33.8%	40.6%	36.1%
Food	15.0%	2.6%	11.1%	13.0%	2.6%	9.6%
Industrial Machinery	8.2%	24.8%	13.5%	10.0%	26.8%	15.5%
Metals	11.0%	7.7%	10.0%	10.7%	7.7%	9.7%
Forest Products	12.0%	3.2%	9.2%	12.0%	2.9%	9.0%
Chem/Petrochem	2.7%	15.7%	6.8%	3.0%	13.7%	6.5%
Cement & Aggregate	7.3%	1.2%	5.4%	7.9%	1.3%	5.7%
Oil & Gas	5.3%	1.7%	4.1%	5.9%	1.3%	4.4%
Transportation	3.6%	3.6%	3.6%	3.7%	3.1%	3.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.3%	11.6%	29.3%	37.2%	10.9%	28.6%
Fluid Power	14.2%	36.0%	21.0%	13.2%	34.3%	20.1%
General Maintenance; Hose Products & Other	22.0%	17.1%	20.4%	20.6%	19.1%	20.1%
Bearings, Linear & Seals	26.5%	0.4%	18.4%	29.0%	0.4%	19.6%
Specialty Flow Control	—%	34.9%	10.9%	—%	35.3%	11.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended March 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.8%	11.4%	29.4%	37.4%	10.4%	28.5%
Fluid Power	14.1%	36.8%	21.3%	13.1%	34.9%	20.3%
General Maintenance; Hose Products & Other	21.9%	17.1%	20.4%	21.1%	19.3%	20.5%
Bearings, Linear & Seals	26.2%	0.4%	18.0%	28.4%	0.4%	19.2%
Specialty Flow Control	—%	34.3%	10.9%	—%	35.0%	11.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	March 31, 2024	June 30, 2023	$ Change	% Change
Contract assets	$15,125	$17,911	$(2,786)	(15.6)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2024 Acquisitions
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. (BDI), a Columbia, South Carolina based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. BDI is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $18,000, net tangible assets acquired were $4,384, and intangible assets including goodwill were $13,616 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,800 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2024, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 3.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. (Cangro), a Farmingdale, New York based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. Cangro is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,175, and intangible assets including goodwill were $4,044 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $930 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2024, and which will be paid on the first, second, and third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2023 and the nine month period ended March 31, 2024 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2022	$211,010	$352,195	$563,205
Goodwill acquired during the period	—	14,517	14,517
Other, primarily currency translation	221	475	696
Balance at June 30, 2023	$211,231	$367,187	$578,418
Goodwill acquired during the period	9,489	1,249	10,738
Other, primarily currency translation	(443)	—	(443)
Balance at March 31, 2024	$220,277	$368,436	$588,713
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
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2024.  Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2024, therefore no impairment exists.
At March 31, 2024 and June 30, 2023, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2024	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$366,617	$199,849	$166,768
Trade names	85,587	33,406	52,181
Other	3,446	1,555	1,891
Total Identifiable Intangibles	$455,650	$234,810	$220,840

June 30, 2023	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$364,572	$188,804	$175,768
Trade names	108,301	50,823	57,478
Vendor relationships	9,861	9,744	117
Other	3,347	1,161	2,186
Total Identifiable Intangibles	$486,081	$250,532	$235,549
Fully amortized amounts are written off.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
During the nine month period ended March 31, 2024, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$7,541	20.0
Trade names	530	3.0
Other	100	5.0
Total Identifiable Intangibles	$8,171	18.7
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2024) for the next five years is as follows: $6,700 for the remainder of 2024, $26,200 for 2025, $24,400 for 2026, $22,500 for 2027, $20,800 for 2028 and $19,300 for 2029.

5.     DEBT
A summary of long-term debt, including the current portion, follows:

	March 31, 2024	June 30, 2023
Revolving credit facility	$383,592	383,592
Trade receivable securitization facility	188,300	188,300
Series D notes	—	25,000
Series E notes	25,000	25,000
Other	169	356
Total debt	$597,061	$622,248
Less: unamortized debt issuance costs	92	152
	$596,969	$622,096
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $516,208 at March 31, 2024 and June 30, 2023, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.23% and 6.11% as of March 31, 2024 and June 30, 2023, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4,046 as of March 31, 2024 and June 30, 2023 in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. On August 4, 2023, the Company amended the AR Securitization Facility, extended the term to August 4, 2026, and reduced the drawn fees to 0.90% per year. Availability is further subject to changes in the credit ratings of our

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization Facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of March 31, 2024 and June 30, 2023 was 6.33% and 6.16%, respectively.
Unsecured Shelf Facility
At March 31, 2024 and June 30, 2023, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $25,000 and $50,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series D" notes carried a fixed interest rate of 3.21%, and the remaining principal balance of $25,000 was paid in October 2023. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The interest rate swap converted approximately $384,000 of variable rate debt to a rate of 2.48% as of March 31, 2024 and to a rate of 2.59% as of June 30, 2023. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $20,035 and $27,044 as of March 31, 2024 and June 30, 2023, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive (loss) income, before tax, to interest expense, net totaled $(4,671) and $(3,036) for the three months ended March 31, 2024 and 2023, respectively, and $(14,024) and $(2,955) for the nine months ended March 31, 2024 and 2023, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at March 31, 2024 and June 30, 2023 totaled $22,405 and $18,637, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of March 31, 2024 and June 30, 2023, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy). The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended March 31, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at December 31, 2023	$(79,667)	$(244)	$20,265	$(59,646)
Other comprehensive (loss) income	(5,147)	—	3,856	(1,291)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(24)	(3,528)	(3,552)
Net current-period other comprehensive (loss) income	(5,147)	(24)	328	(4,843)
Balance at March 31, 2024	$(84,814)	$(268)	$20,593	$(64,489)

	Three Months Ended March 31, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at December 31, 2022	$(96,374)	$(513)	$29,501	$(67,386)
Other comprehensive income (loss)	5,766	—	(1,741)	4,025
Amounts reclassified from accumulated other comprehensive (loss) income	—	6	(2,289)	(2,283)
Net current-period other comprehensive income (loss)	5,766	6	(4,030)	1,742
Balance at March 31, 2023	$(90,608)	$(507)	$25,471	$(65,644)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2023	$(83,099)	$(197)	$28,000	$(55,296)
Other comprehensive (loss) income	(1,715)	—	3,189	1,474
Amounts reclassified from accumulated other comprehensive (loss) income	—	(71)	(10,596)	(10,667)
Net current-period other comprehensive loss	(1,715)	(71)	(7,407)	(9,193)
Balance at March 31, 2024	$(84,814)	$(268)	$20,593	$(64,489)

	Nine Months Ended March 31, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive (loss) income
Balance at June 30, 2022	$(90,738)	$(1,303)	$19,746	$(72,295)
Other comprehensive income	130	777	7,953	8,860
Amounts reclassified from accumulated other comprehensive (loss) income	—	19	(2,228)	(2,209)
Net current-period other comprehensive income	130	796	5,725	6,651
Balance at March 31, 2023	$(90,608)	$(507)	$25,471	$(65,644)
Other Comprehensive Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended March 31,
	2024			2023
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$(5,112)	$35	$(5,147)	$5,763	$(3)	$5,766
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(30)	(6)	(24)	9	3	6
Unrealized gain (loss) on cash flow hedge	5,105	1,249	3,856	(2,309)	(568)	(1,741)
Reclassification of interest from cash flow hedge into interest expense, net	(4,671)	(1,143)	(3,528)	(3,036)	(747)	(2,289)
Other comprehensive (loss) income	$(4,708)	$135	$(4,843)	$427	$(1,315)	$1,742

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2024			2023
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(1,685)	$30	$(1,715)	$255	$125	$130
Post-employment benefits:
Reclassification of net actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(90)	(19)	(71)	27	8	19
Termination of pension plan	—	—	—	1,031	254	777
Unrealized gain on cash flow hedge	4,203	1,014	3,189	10,549	2,596	7,953
Reclassification of interest from cash flow hedge into interest expense, net	(14,024)	(3,428)	(10,596)	(2,955)	(727)	(2,228)
Other comprehensive (loss) income	$(11,596)	$(2,403)	$(9,193)	$8,907	$2,256	$6,651
Anti-dilutive Common Stock Equivalents
In the three month period ended March 31, 2024, stock options and stock appreciation rights related to 77 shares of common stock were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive. In the nine month periods ended March 31, 2024 and 2023, stock options and stock appreciation rights related to 102 and 109 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $4,758 and $8,205 in the three months ended March 31, 2024 and 2023, respectively, and $12,726 and $26,118 in the nine months ended March 31, 2024 and 2023, respectively, is recorded in cost of sales in the condensed statements of consolidated income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $13,790 and $13,754, in the three months ended March 31, 2024 and 2023, respectively, and $38,565 and $35,967 in the nine months ended March 31, 2024 and 2023 respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
March 31, 2024
Net sales	$789,356	$357,034	$1,146,390
Operating income for reportable segments	100,470	49,511	149,981
Depreciation and amortization of property	4,431	1,371	5,802
Capital expenditures	4,230	3,261	7,491

March 31, 2023
Net sales	$761,599	$370,436	$1,132,035
Operating income for reportable segments	103,083	51,917	155,000
Depreciation and amortization of property	4,486	1,079	5,565
Capital expenditures	3,413	4,579	7,992

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Nine Months Ended	Service Center Based Distribution	Engineered Solutions	Total
March 31, 2024
Net sales	$2,265,162	$1,053,569	$3,318,731
Operating income for reportable segments	288,791	150,273	439,064
Assets used in business	1,832,897	1,022,046	2,854,943
Depreciation and amortization of property	13,222	4,345	17,567
Capital expenditures	12,264	5,090	17,354

March 31, 2023
Net sales	$2,184,979	$1,069,741	$3,254,720
Operating income for reportable segments	278,376	149,077	427,453
Assets used in business	1,537,793	1,070,845	2,608,638
Depreciation and amortization of property	13,409	3,189	16,598
Capital expenditures	11,729	9,080	20,809

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating income for reportable segments	$149,981	$155,000	$439,064	$427,453
Adjustment for:
Intangible amortization—Service Center Based Distribution	816	707	2,415	2,195
Intangible amortization—Engineered Solutions	6,135	6,963	19,186	20,994
Corporate and other expense, net	21,824	20,419	60,983	57,928
Total operating income	121,206	126,911	356,480	346,336
Interest expense, net	265	4,773	3,502	17,438
Other (income) expense, net	(1,724)	(142)	(4,217)	1,624
Income before income taxes	$122,665	$122,280	$357,195	$327,274
The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,600)	$(999)	$(2,985)	$(1,237)
Foreign currency transactions loss (gain)	433	1,255	(470)	2,183
Net other periodic post-employment costs	26	67	77	1,386
Life insurance income, net	(522)	(393)	(766)	(608)
Other, net	(61)	(72)	(73)	(100)
Total other (income) expense, net	$(1,724)	$(142)	$(4,217)	$1,624

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
11.    SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to March 31, 2024 through the date the financial statements were issued.
In April 2024, the Company reached a definitive agreement to acquire substantially all of the net assets of Grupo Kopar, a provider of emerging automation technologies and engineered solutions primarily across Mexico. The Company intends to fund this acquisition using available cash, and the business will be included in the Engineered Solutions segment.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,300 employees across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2024, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, and Singapore from 586 facilities.
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
Overview
Consolidated sales for the quarter ended March 31, 2024 increased $14.4 million or 1.3% compared to the prior year quarter, with acquisitions increasing sales by $13.1 million or 1.2% and favorable foreign currency translation of $2.5 million increasing sales by 0.2%. The Company had operating income of $121.2 million, or operating margin of 10.6% of sales for the quarter ended March 31, 2024 compared to an operating income of $126.9 million, or operating margin of 11.2% of sales for the same quarter in the prior year. The Company had net income of $97.2 million for both the quarter ended March 31, 2024 and in the prior year. The current ratio was 3.8 to 1 at March 31, 2024 and 3.0 to 1 at June 30, 2023.
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
The MCU (total industry) index decreased since December 2023, while the IP index increased since December 2023. The MCU for March 2024 was 78.4, which is down from the December and June 2023 revised readings of 78.7 and 78.9, respectively. The ISM PMI registered 50.3 in March, up from both the December 2023 reading of 47.1 and the June 2023 reading of 46.4. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
March 2024	78.4	50.3	99.9
February 2024	78.2	47.8	99.4
January 2024	77.9	49.1	98.2
December 2023	78.7	47.1	99.4
June 2023	78.9	46.4	99.1

The number of Company employees was 6,350 at March 31, 2024, 6,223 at June 30, 2023, and 6,184 at March 31, 2023. The number of operating facilities totaled 586 at March 31, 2024, 577 at June 30, 2023, and 567 at March 31, 2023.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 2024 and 2023
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase (Decrease)
	As a Percent of Net Sales
	2024	2023
Net sales	100.0%	100.0%	1.3%
Gross profit	29.5%	29.4%	1.5%
Selling, distribution & administrative expense	18.9%	18.2%	5.3%
Operating income	10.6%	11.2%	(4.5)%
Net income	8.5%	8.6%	—%
During the quarter ended March 31, 2024, sales increased $14.4 million or 1.3% compared to the prior year quarter, with sales from acquisitions adding $13.1 million or 1.2%, and favorable foreign currency translation accounting for a increase of $2.5 million or 0.2%. There were 63.5 selling days in the quarter ended March 31, 2024 and 64 selling days in the quarter ended March 31, 2023. Excluding the impact of businesses acquired and foreign currency translation, sales were down $1.2 million or 0.1% during the quarter, reflecting an increase from operations of 0.7% led by growth in our core Service Center operations as our technical industry position and internal initiatives are augmenting steady break-fix demand, offset by a 0.8% decrease due to the change in sales days.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended March 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
Service Center Based Distribution	$789.4	$761.6	$27.8	$11.7	$2.5	$13.6
Engineered Solutions	357.0	370.4	(13.4)	1.4	—	(14.8)
Total	$1,146.4	$1,132.0	$14.4	$13.1	$2.5	$(1.2)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $27.8 million or 3.6%. Acquisitions within this segment increased sales by $11.7 million or 1.5% and favorable foreign currency translation increased sales by $2.5 million or 0.3%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $13.6 million or 1.8%, driven by an increase of 2.6% from operations due to benefits from market position, sales process initiatives, and firm demand for technical MRO support across the U.S. manufacturing sector, offset by a 0.8% decrease due to the change in sales days.
Sales from our Engineered Solutions segment decreased $13.4 million or 3.6%. Acquisitions within this segment increased sales by $1.4 million or 0.4%. Excluding the impact of businesses acquired, sales decreased $14.8 million or 4.0%, driven by a decrease of 3.2% from operations primarily as a result of ongoing declines within automation operations and lower fluid power sales, in addition to a 0.8% decrease due to the change in sales days. The decrease in sales was moderated by stronger growth across process flow control markets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Three Months Ended March 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2024	2023		Acquisitions
United States	$1,017.2	$992.8	$24.4	$13.1	$—	$11.3
Canada	73.4	80.1	(6.7)	—	0.4	(7.1)
Other countries	55.8	59.1	(3.3)	—	2.1	(5.4)
Total	$1,146.4	$1,132.0	$14.4	$13.1	$2.5	$(1.2)
Sales in our U.S. operations were up $24.4 million or 2.5%, as acquisitions added $13.1 million or 1.3%. Excluding the impact of businesses acquired, U.S. sales were up $11.3 million or 1.2%, driven by an increase of 2.0% from operations offset by 0.8% due to the change in sales days. Sales from our Canadian operations decreased $6.7 million or 8.4%. Favorable foreign currency translation increased Canadian sales by $0.4 million or 0.5%. Excluding the impact of foreign currency translation, Canadian sales decreased $7.1 million or 8.9%, driven by an decrease of 7.3% from operations, in addition to a 1.6% decrease due to the change in sales days. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $3.3 million or 5.6% from the prior year. Favorable foreign currency translation increased other country sales by $2.1 million or 3.5%. Excluding the impact of currency translation, other country sales were down $5.4 million, or 9.1% during the quarter.
Our gross profit margin was 29.5% in the quarter ended March 31, 2024 compared to 29.4% in the prior year quarter. The gross profit margin for the current year quarter was positively impacted by 30 basis points due to a $3.4 million decrease in LIFO expense.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
SD&A	$217.0	$206.2	$10.8	$3.5	$0.4	$6.9
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.9% of sales in the quarter ended March 31, 2024 compared to 18.2% in the prior year quarter. SD&A increased $10.8 million or 5.3% compared to the prior year quarter. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended March 31, 2024 by $0.4 million or 0.2% compared to the prior year quarter. SD&A from businesses acquired added $3.5 million or 1.7% of SD&A expenses, including $0.3 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $6.9 million or 3.4% during the quarter ended March 31, 2024 compared to the prior year quarter. Bad debt expense increased $4.9 million in the current quarter, primarily tied to income in the prior year quarter due to collection of past due receivables. All other expenses within SD&A were up $2.0 million.
Operating income decreased $5.7 million, and as a percent of sales, decreased to 10.6% from 11.2% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment decreased to 12.7% in the current year quarter from 13.5% in the prior year quarter. Operating income, as a percentage of sales for the Engineered Solutions segment decreased to 13.9% in the current year quarter from 14.0% in the prior year quarter.
Interest expense, net decreased $4.5 million from the prior year quarter primarily due to reduced debt levels and greater interest income from higher cash balances and investment yields.
Other (income) expense, net was income of $1.7 million for the current year quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.6 million and life insurance income of $0.5 million, offset by unfavorable foreign currency transaction losses of $0.4 million. During the prior year quarter, other (income) expense, net

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

was income of $0.1 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.0 million and life insurance income of $0.4 million, offset by unfavorable foreign currency transaction losses of $1.3 million.
The effective income tax rate was 20.7% for the quarter ended March 31, 2024 compared to 20.5% for the quarter ended March 31, 2023.
Net income was $97.2 million for both the quarter ended March 31, 2024 and in the prior year quarter. Net income per share was $2.48 per share for the quarter ended March 31, 2024 compared to $2.47 per share in the prior year quarter.
Results of Operations
Nine Months Ended March 31, 2024 and 2023
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2024	2023
Net sales	100.0%	100.0%	2.0%
Gross profit	29.5%	29.1%	3.4%
Selling, distribution & administrative expense	18.8%	18.5%	3.6%
Operating income	10.7%	10.6%	2.9%
Net income	8.5%	7.8%	10.9%
During the nine months ended March 31, 2024, sales increased $64.0 million or 2.0% compared to the prior year period, with sales from acquisitions adding $39.1 million or 1.2% and favorable foreign currency translation of $7.8 million increasing sales by 0.2%. There were 187.5 selling days in the nine months ended March 31, 2024 and 189 selling days in the nine months ended March 31, 2023. Excluding the impact of businesses acquired and foreign currency translation, sales were up $17.1 million or 0.6% during the period, driven by an increase of 1.4% from operations led by growth in our core Service Center operations as our technical industry position and internal initiatives are augmenting steady break-fix demand, offset by a 0.8% decrease due to the change in sales days.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Nine Months Ended March 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
Service Center Based Distribution	$2,265.2	$2,185.0	$80.2	$26.7	$7.8	$45.7
Engineered Solutions	1,053.5	1,069.7	(16.2)	12.4	—	(28.6)
Total	$3,318.7	$3,254.7	$64.0	$39.1	$7.8	$17.1
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $80.2 million or 3.7%. Acquisitions within this segment increased sales by $26.7 million or 1.2% and favorable foreign currency translation increased sales by $7.8 million or 0.4%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $45.7 million or 2.1%, driven by an increase of 2.9% from operations due to benefits from market position, sales process initiatives, and firm demand for technical MRO support across the U.S. manufacturing sector, offset by a 0.8% decrease due to the change in sales days.
Sales from our Engineered Solutions segment decreased $16.2 million or 1.5%. Acquisitions within this segment increased sales by $12.4 million or 1.2%. Excluding the impact of businesses acquired, sales decreased $28.6 million or 2.7%, driven by a decrease of 1.9% from operations primarily as a result of ongoing declines within automation operations and lower fluid power sales, in addition to a decrease of 0.8% due to the change in sales days. The decrease in sales was moderated by stronger growth across process flow control markets.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, and Singapore (amounts in millions).

	Nine Months Ended March 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2024	2023		Acquisitions
United States	$2,921.1	$2,843.4	$77.7	$39.1	$—	$38.6
Canada	225.9	234.6	(8.7)	—	(2.0)	(6.7)
Other countries	171.7	176.7	(5.0)	—	9.8	(14.8)
Total	$3,318.7	$3,254.7	$64.0	$39.1	$7.8	$17.1
Sales in our U.S. operations were up $77.7 million or 2.7%, as acquisitions added $39.1 million or 1.4%. Excluding the impact of businesses acquired, U.S. sales were up $38.6 million or 1.3%, driven by an increase of 2.1% from operations offset by a 0.8% decrease due to the change in sales days. Sales from our Canadian operations decreased $8.7 million or 3.7%. Unfavorable foreign currency translation decreased Canadian sales by $2.0 million or 0.9%. Excluding the impact of foreign currency translation, Canadian sales were down $6.7 million or 2.8%, driven by a decrease of 1.7% from operations and by a 0.8% decrease due to the change in sales days. Consolidated sales from our other country operations, which include Mexico, Australia, New Zealand, and Singapore, decreased $5.0 million or 2.8% from the prior year. Favorable foreign currency translation increased other country sales by $9.8 million or 5.6%. Excluding the impact of currency translation, other country sales were down $14.8 million, or 8.4%, during the period.
Our gross profit margin was 29.5% in the nine months ended March 31, 2024 compared to 29.1% in the prior year period. The gross profit margin for the current year period was positively impacted by 40 basis points due to a $13.4 million decrease in LIFO expense.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Nine Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
SD&A	$623.9	$602.1	$21.9	$10.8	$0.9	$10.2
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 18.8% of sales in the nine months ended March 31, 2024 compared to 18.5% in the prior year period. SD&A increased $21.9 million or 3.6% compared to the prior year period. Changes in foreign currency exchange rates had the effect of increasing SD&A during the nine months ended March 31, 2024 by $0.9 million or 0.2% compared to the prior year period. SD&A from businesses acquired added $10.8 million or 1.8% of SD&A expenses, including $1.1 million of intangibles amortization related to acquisitions. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $10.2 million or 1.6% during the nine months ended March 31, 2024 compared to the prior year period. Excluding the impact of acquisitions, total compensation increased $6.1 million during the nine months ended March 31, 2024 primarily due to annual calendar year merit increases. All other expenses within SD&A were up $4.1 million.
Operating income increased $10.1 million, and as a percent of sales increased to 10.7% from 10.6% during the prior year period.
Operating income, as a percentage of sales for the Service Center Based Distribution segment was 12.7% in both the current year and prior year period. Operating income, as a percentage of sales for the Engineered Solutions segment increased to 14.3% in the current year period from 13.9% in the prior year period.
Interest expense, net decreased $13.9 million from the prior year period primarily due to reduced debt levels and greater interest income from higher cash balances and investment yields.
Other (income) expense, net was income of $4.2 million for the nine months ended March 31, 2024, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $3.0 million, net favorable foreign currency

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

transaction gains of $0.5 million, and life insurance income of $0.8 million, offset by $0.1 million of other expense. During the prior year period, other (income) expense, net was expense of $1.6 million, which included foreign currency transaction losses of $2.2 million and other periodic post-employment of $1.4 million, primarily offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million and life insurance income of $0.6 million.
The effective income tax rate was 21.0% for the nine months ended March 31, 2024 compared to 22.2% for the nine months ended March 31, 2023. The decrease in the effective tax rate is primarily due to the reversal of a tax valuation allowance related to Mexico during the nine months ended March 31, 2024, as well as compensation-related deductions during the nine months ended March 31, 2024. We expect our full year tax rate for fiscal 2024 to be in the 22.0% to 23.0% range.
As a result of the factors addressed above, net income for the nine months ended March 31, 2024 increased $27.7 million compared to the prior year period. Net income was $7.18 per share for the nine months ended March 31, 2024 compared to $6.49 per share in the prior year period.
Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2024, we had total debt obligations outstanding of $597.1 million compared to $622.2 million at June 30, 2023. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at March 31, 2024 was $1,299.3 million, compared to $1,106.5 million at June 30, 2023. The current ratio was 3.8 to 1 at March 31, 2024 and 3.0 to 1 at June 30, 2023.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2024	2023
Operating Activities	$252,159	$164,027
Investing Activities	(38,280)	(56,250)
Financing Activities	(101,176)	(111,526)
Exchange Rate Effect	(206)	1,402
Increase (Decrease) in Cash and Cash Equivalents	$112,497	$(2,347)
The increase in cash provided by operating activities during the nine months ended March 31, 2024 is driven by increased operating results and by changes in working capital during the period. Changes in working capital between periods caused a $64.7 million increase in cash provided by operating activities, driven by (amounts in thousands):

	Nine Months Ended March 31,
	2024	2023
Accounts Receivable	$1,736	$(49,209)
Inventories	(911)	(72,249)
Accounts payable	(30,991)	13,014
Net cash used in investing activities during the nine months ended March 31, 2024 decreased from the prior period primarily due to $21.4 million used for the acquisitions of Cangro Industries, Inc. and Bearing Distributors, Inc. in the current year compared to $35.7 million used for the acquisitions of Automation, Inc. and Advanced Motion Systems Inc., in the prior year period.
Net cash used in financing activities during the nine months ended March 31, 2024 decreased from the prior year period primarily due to a change in net debt activity, as there were $25.2 million of debt payments in the current year compared to $67.2 million in the prior year period. This was offset by $28.9 million of cash being used for the purchase of treasury shares during the nine months ended March 31, 2024 compared to $0.7 million used in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended March 31, 2024, the Company acquired 100,053 shares of treasury stock on the open market for $18.2 million. During the nine months ended March 31, 2024, the Company acquired 163,000 shares of treasury stock on the open market for $28.9 million. During the three months ended March 31, 2023, the Company did not acquire any shares of treasury stock on the open market. During the nine months ended March 31, 2023, the Company acquired 8,000 shares of treasury stock for $0.7 million. At March 31, 2024, we had authorization to repurchase 1,337,000 additional shares.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	March 31, 2024	June 30, 2023
Revolving credit facility	$383,592	$383,592
Trade receivable securitization facility	188,300	188,300
Series D notes	—	25,000
Series E notes	25,000	25,000
Other	169	356
Total debt	$597,061	$622,248
Less: unamortized debt issuance costs	92	152
	$596,969	$622,096
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a new revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Unused lines under this facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $516.2 million at March 31, 2024 and June 30, 2023, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.23% and 6.11% as of March 31, 2024 and June 30, 2023, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.0 million as of March 31, 2024 and June 30, 2023 in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. On August 4, 2023, the Company amended the AR Securitization Facility, extended the term to August 4, 2026, and reduced the drawn fees to 0.90% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization Facility to replace LIBOR as a reference rate available for use in the computation of interest and replace it with SOFR, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of March 31, 2024 and June 30, 2023 was 6.33% and 6.16%, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Unsecured Shelf Facility
At March 31, 2024 and June 30, 2023, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $25.0 million and $50.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series D" notes carried a fixed interest rate of 3.21%, and the remaining principal balance of $25.0 million was paid in October 2023. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2024, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At March 31, 2024, the Company's net indebtedness was less than 0.4 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at March 31, 2024.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			March 31,	June 30,
			2024	2023
Accounts receivable, gross			$724,870	$730,729
Allowance for doubtful accounts			14,675	22,334
Accounts receivable, net			$710,195	$708,395
Allowance for doubtful accounts, % of gross receivables			2.0%	3.1%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Provision for losses on accounts receivable	$(25)	$(4,897)	$1,001	$4,676
Provision as a % of net sales	—%	(0.43)%	0.03%	0.14%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 55.8 at March 31, 2024 compared to 55.1 June 30, 2023.
As of March 31, 2024, approximately 1.8% of our accounts receivable balances are more than 90 days past due, compared to 2.5% at June 30, 2023. On an overall basis, our provision for losses on accounts receivable represents 0.03% of sales for the nine months ended March 31, 2024 compared to 0.14% of sales for the nine months ended March 31, 2023. The decrease primarily relates to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment, as well as improved collections performance. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.3 for the period ended March 31, 2024 and 4.4 for the period ended June 30, 2023.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2024 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	37,053	$168.18	37,053	1,400,000
February 1, 2024 to February 29, 2024	0	$0.00	0	1,400,000
March 1, 2024 to March 31, 2024	63,000	$189.96	63,000	1,337,000
Total	100,053	$181.89	100,053	1,337,000

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

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that (i) was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) that constituted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K 408(c) of the Securities Exchange Act of 1934, as amended.

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
Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	April 26, 2024	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	April 26, 2024	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer, Treasurer, & Principal Accounting Officer