Form 10-K
period 2024-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2024-08-16
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2023): $6,623,721,000.

The registrant had outstanding 38,358,730 shares of common stock as of August 2, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of Applied Industrial Technologies, Inc., to be held October 22, 2024, are incorporated by reference into Parts II, III, and IV of this Form 10-K.

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
We are a leading distributor and solutions provider of industrial motion, power, control, and automation technologies. Through our comprehensive network of approximately 6,500 employee associates and approximately 590 facilities including service center, fluid power, flow control, and automation operations, as well as repair shops and distribution centers, we offer a selection of more than 9.1 million stock keeping units with a focus on industrial bearings, power transmission products, fluid power components and systems, specialty flow control, and advanced factory automation solutions. We market our products with a set of service solutions including inventory management, engineering, design, assembly, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both MRO (maintenance, repair, and operating) and OEM (original equipment manufacturing) applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, Singapore, and Costa Rica. Headquartered in Cleveland, Ohio, Applied and its predecessor companies have engaged in business since 1923.
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
•Applied's Board of Directors (our "Board" or "Board of Directors") Governance Principles and Practices
•Applied's Director Independence Standards
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
VALUE PROPOSITION
We serve a segment of the industrial market that requires technical expertise and service given that our products and solutions are directly tied to companies’ production process, efficiency initiatives, and most critical operating assets. As such, we believe we are integral to our customers’ supply chains considering the critical nature and direct exposure that our solutions have on our customers’ core production equipment and plant capabilities. While we compete with other distributors and service providers offering products and solutions addressing this area of the industrial supply chain, we believe our industry position and value proposition benefits from relative advantages tied to the following key attributes:
1) Technical expertise in motion control technologies and related service offerings
2) Extensive knowledge of customer's facility and production equipment
3) Broad in-stock product offering, inventory availability, and repair capabilities
4) Tenured relationships with industrial customers and leading suppliers
5) Scale and proximity of our service center network relative to customer facilities
6) Leading positions in engineered fluid power and flow control solutions
7) Advanced capabilities in automation solutions and smart technologies
8) Talent acquisition and development of technically-oriented sales associates, engineers, and service personnel
9) Business systems and distribution capabilities
10) Complementary offerings including indirect consumable supply inventory management
We focus on helping customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs, as well as optimize the efficiency and safety of their facilities and equipment. A primary focus for our service center network is responding to a critical “break-fix” situation, which requires knowledge of a customer’s facility, localized inventory, timely delivery capabilities, service execution, and accountability. In addition, our fluid power, flow control, and automation operations design, engineer, and integrate solutions focused on making a customer’s operations and equipment more productive, cost and energy-efficient, and automated. We believe our products and solutions are increasingly critical within the industrial supply chain given increased manufacturing activity in the U.S., reshoring or localization of supply chains across North America, a greater focus on supply chain resiliency following the pandemic, an aging and tighter customer labor force, more sophisticated production equipment and processes, a greater focus on plant floor optimization, and compliance and regulatory requirements.
INDUSTRY AND COMPETITION
We primarily compete within North America which we believe offers significant growth potential given our industry position, established distribution and sales network, market fragmentation, and customer technical requirements, as well as opportunities tied to greater demand for automation and smart technologies across the industrial sector. In addition, we believe reshoring and localization of supply chains, required infrastructure investments, and a greater focus on energy efficiency will be meaningful growth catalysts in years to come. Growth within our industry is influenced by broader industrial production and capacity utilization, as well as inflation, labor dynamics, capital spending, geopolitical events, factory optimization initiatives, changes in industrial equipment technologies, and supply chain requirements.
The broader industrial distribution market is highly fragmented with participants varying in size, product focus, and capabilities. Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, linear motion components, and automation solutions, and, to a lesser extent, providers of tools, safety products, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations. We also compete with original equipment manufacturers and integrators. The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
STRATEGIC GROWTH AND OPERATIONAL OPPORTUNITIES
•Optimize operations and capture market share across our core service center network. Our network of service centers located close to industrial companies allows us to respond quickly and effectively to critical MRO situations involving direct production infrastructure and industrial equipment. We believe our technical domain expertise and access to core industrial equipment across our customers' facilities puts us in a leading position to support their technical MRO and production requirements. These requirements are elevated industry-wide given aged industrial production assets, increased focus on energy efficient equipment, more sophisticated industrial production processes, customer labor constraints, and increased manufacturing activity across North America. In addition, we continue to deploy initiatives to further enhance our capabilities across our service center network and gain market share. These include investments in analytics, strategic account penetration, sales process optimization, greater shop and conveyance capabilities, talent development, and digital channel solutions, as well as fully leveraging and cross-selling our expanded product and engineered solutions across fluid power, flow control, automation, and consumables solutions.
•Extend our leading fluid power and flow control position as demand for comprehensive solutions grows. We provide innovative fluid power and flow control solutions including systems design and engineering, electronic control integration, software programming, valve actuation, compliance consulting, fabrication and assembly, and dedicated service and repair. Demand for these solutions is increasing across a variety of industrial, off-highway mobile, technology, and process related applications given a greater focus on power consumption, plant efficiency and automation, emissions control, electrification, remote monitoring, advancements in machining, regulatory and compliance standards, and data analytics. In addition, our flow control operations are benefiting from our customers' decarbonization and energy transition efforts in which we see a notable and sustainable long-term opportunity. This includes technical support for the configuration, assembly, and testing of process systems used for carbon capture utilization and storage, as well as producing alternative fuel sources. Further, we believe our service and engineering capabilities, shop network, and supplier relationships, combined with our software coding and smart technology application knowledge, are key competitive advantages. We see opportunities to leverage these advantages across new and underserved geographies, as well as through new commercial solutions that could drive a greater share gain of this market opportunity in coming years.
•Expand automation platform and continue to grow around emerging industrial technologies. We are expanding our position and capabilities focused on advanced factory automation and smart technologies that optimize and connect customers’ industrial supply chains. We believe we have a favorable position to capture this addressable market given our technical product focus, service capabilities, embedded customer relationships and knowledge across direct production infrastructure and equipment, and existing supplier relationships. Following several business acquisitions made in recent years, we now offer products and solutions focused on the design, assembly, integration, and distribution of machine vision, robotics, digital networking, and motion control technologies. Our emerging growth across these areas is diversifying our end-market exposure with greater penetration into technology, life sciences, logistics, and food and beverage industries. We expect to continue to expand our automation footprint and capabilities in coming years, as well as pursue opportunities tied to the Industrial Internet of Things (IIoT). We believe this market potential could be meaningful as technology continues to converge within traditional industrial supply chains and end-markets.
•Leverage portfolio breadth to cross-sell and capture new growth opportunities. Through various acquisitions and internal initiatives, we have expanded the breadth of technical products and solutions we offer to customers. From flow control products supporting process maintenance to emerging robotic technologies addressing labor and safety initiatives at our customers’ facilities, the full suite of technical solutions we offer today is meaningful to our value proposition. We believe our expanded solutions portfolio, scale, and technical expertise is enhancing our cross-selling opportunity and share gain potential as customers continue to consolidate their spend with more capable distributors. Considering the embedded customer base across our legacy service center network, and addressable market of approximately $80 billion and growing, we believe our cross-selling initiative represents a significant long-term growth opportunity. This includes accelerating our ability to expand with strategic accounts and penetrate faster growing market verticals such as food & beverage, semiconductor, datacenters, life sciences, pharmaceutical, power generation, and alternative energy.
•Execute ongoing operational initiatives supporting margin expansion. We have a number of initiatives focused on driving operational improvements throughout the organization. Systems investments in recent years including common enterprise resource planning platforms are supporting opportunities in leveraging shared services, refining our sales management process, and standardizing pricing and sourcing functions, while we continue to optimize our shop and distribution network and analytics. We also remain focused on achieving margin synergies across our operations following expansion into flow control and automation. This includes enhanced pricing functions, leveraging vendor procurement, freight savings, and refined cost management. In addition, as our growth profile and operating efficiencies have strengthened, we are seeing a greater level of operating leverage through a cycle. Combined with growth in more profitable areas of our business and our history of cost accountability, we see ongoing opportunity to optimize our margin profile and cash generation in coming years.
•Pursue value-creating acquisitions to supplement growth and strengthen industry position. We expect to pursue additional acquisitions aligned with our growth strategy and long-term financial targets. We view acquisitions as an important growth opportunity given high fragmentation, greater operational and technical requirements, and supplier authorizations within the markets we serve. We believe our sourcing strategy, cash generation capabilities, industry relationships, and operational discipline are key to our acquisition success. In addition, dedicated corporate teams and related support functions provide strategic oversight of critical work streams and integration execution, which we believe enhances our ability to capture synergistic value. Over the near to intermediate-term, our acquisition priorities are focused on continuing to expand our current offerings including the ongoing expansion of our Engineered Solutions segment, while further enhancing our technical differentiation and value-added service capabilities.
OPERATIONS
Our distribution and sales network consists of approximately 440 locations in our Service Center Based Distribution segment and approximately 150 locations in our Engineered Solutions segment. This includes service centers, distribution centers, and facilities tied to our fluid power, flow control, and automation operations. Our service centers resemble local inventory hubs located in close proximity to our customers and focused primarily on technical MRO related fulfillment and service needs. Our fluid power, flow control, and automation locations support technical and shop-oriented services integral to the more specialized and integrated nature of the products and solutions they provide. Other operations and channels through which we market include inventory management services for indirect consumable supplies and digital solutions including our Applied.com website, electronic data interchange (EDI) and other electronic interfaces with customers' technology platforms and plant maintenance systems.
Our distribution centers provide daily service to our service centers, helping replenish inventories and shipping products directly to customers where appropriate. An efficient supply chain and timely delivery of our products is vital to our value proposition particularly when customers require products for emergency repairs. We utilize dedicated third-party transportation providers and our own delivery vehicles, as well as surface and air common carrier and courier services. Customers may also pick up items at our service centers. We maintain product inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items specific to local customer demand.
Our operations are primarily based in the U.S. where 88% of our fiscal 2024 sales were generated. We also have international operations, the largest of which is in Canada (6% of fiscal 2024 sales) with the balance (6% of fiscal 2024 sales) in Mexico, Australia, New Zealand, Singapore, and Costa Rica.
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
MARKETS
We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including food processing, cement, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, life sciences, mining, oil and gas, primary metals, technology, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to very small ones. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 5% of our fiscal 2024 sales.
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
REPORTABLE SEGMENTS
We report results of operations in two segments: 1) Service Center Based Distribution, and 2) Engineered Solutions. In fiscal 2024, our Service Center Based Distribution segment represented 68% of our total sales, while our Engineered Solutions segment represented 32% of our total sales.
Service Center Based Distribution. Our Service Center Based Distribution segment includes our MRO distribution operations across North America, Australia, and New Zealand. This business operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of motion control infrastructure and production equipment. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment.

Service center locations are stocked with product inventory tailored to each local market and staffed with customer sales and service representatives, and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make onsite calls to customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs. Industry specialists assist with product applications in their areas of expertise. Service centers market product offerings with a suite of services that create additional value for the customer. This includes onsite training, product fabrication and repair, and inventory management solutions. We also provide analysis and measurement of productivity improvement and cost savings potential from these services through our Applied Documented Value-Added® (DVA®) reports.
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
Our fluid power operations offer products and services primarily used within industrial, off-highway mobile, and technology applications. Fluid power products include hydraulic and pneumatic technologies using liquids and gases to transmit power, typically in smaller spaces than other forms of power transmission. Hydraulic products offer high power to weight ratios, high torque at low speeds, and power reliability, while pneumatic products are focused on lightweight applications in need of speed and precision. Our fluid power products and solutions are commonly used for off-highway equipment, heavy industrial equipment and machines at factories, marine and offshore equipment, factory automation, food processing equipment, packaging operations, and downstream energy process systems. Operations are supported by a team of certified fluid power specialists, mechanics, technicians, and engineers that provide technical services ranging from system design and integration, electronic control integration, hydraulic assemblies, repair and rebuild, manifold design and assembly, customized filtration solutions, software programming and repair, hydraulic system retrofits, and integration of autonomous and electrification features.
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
At June 30, 2024, we had approximately 6,500 associates across seven countries, with geographic and segment counts as follows:

Country	Associates	Segment	Associates
United States	4,950	Service Center Based Distribution	4,150
Canada	650	Engineered Solutions	2,050
Other Countries	900	Other	300
Associate Development. We strive to attract, retain, and develop a diverse group of high-performing associates, empowering them to achieve their potential and providing them opportunities to test their skills, increase their responsibilities, and advance their careers. Applied’s commitment to associate development is reflected in our investments in a learning management system (offering a wide array of internal facilitated training courses, supplier product training, and other third-party courses), a modern social learning platform, and in-person training through which associates can continually expand their knowledge base and position themselves to achieve their professional goals. During fiscal 2024, we also expanded our efforts to provide managers with the tools they need to help identify and provide resources on associate mental health needs.
Compensation and Benefits. We seek to provide competitive compensation and benefits in order to help attract and retain high quality associates. In the U.S., Applied offers comprehensive benefits with choices to fit our associates’ varied needs, including the following: medical, dental, vision, and prescription drug insurance; short and long-term disability benefits; life insurance plans; a Section 401(k) retirement savings plan with company match; paid vacations and holidays; incentive programs in support of our pay for performance culture; an employee assistance program; and an educational reimbursement program.
Diversity and Inclusion. We are committed to a diverse and inclusive workplace that is respectful to all associates and believe this serves as a cornerstone for a strong company. We employ multiple initiatives to recruit, train, and advance diverse associates.
Health and Safety. Applied is also committed to the safety and well-being of our associates. In the U.S., all associates are required to complete specific assigned online training courses annually, which include offerings on workplace safety hazards and vehicle safety. In addition, role-specific training is assigned based on the types of hazards associates may face while carrying out their job function, such as training modules on operating in confined spaces, forklift operation, and lockout/tagout procedures. Our U.S. associates completed almost 5,000 safety training courses during the fiscal year, helping to raise awareness of workplace risks.
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

ITEM 1A. RISK FACTORS.
In addition to other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition, or results of operations. The risks described below are not the only risks facing the Company. Certain risks are identified below in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference. Additional risks not currently known to us, risks that could apply broadly to all issuers, or risks that we currently deem immaterial, may also impact our business and operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
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
Consolidation in our customers' and suppliers' industries could adversely affect our business and financial results. Consolidation continues among both our product suppliers as well as our customers. As customer industries consolidate or customers otherwise aggregate their purchasing power, a greater proportion of our sales could be derived from large volume contracts, which could adversely impact margins. Consolidation among customers can produce changes in their purchasing strategies, potentially shifting blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices.
Similarly, continued consolidation among suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases and we may be unable to take advantage of consolidation trends.
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

Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 12% of our sales in 2024. This presence outside the U.S. increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions, and currency exchange fluctuations.
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
We are vulnerable to the growing threat of damage or intrusion from computer viruses or other cyber-attacks, including ransomware and business e-mail compromise, on our information systems due to our reliance on our information systems. These existing threats continue to grow and evolve, and any compromise of our information systems or those of businesses with which we interact, which results in regulated data or confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost, or used by unauthorized persons could harm our reputation and expose us to regulatory actions, supplier or customer attrition, remediation expenses, and claims from customers, suppliers, employees, financial institutions, and other persons, any of which could materially affect our business, financial condition, or results of operations.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems or data on such systems change frequently, and techniques used today may change tomorrow, we may be unable to anticipate these techniques or to implement adequate measures to prevent unauthorized access to our information systems. Even if we detect a cybersecurity incident, the nature and extent of that cybersecurity incident may not be immediately clear. Based on the sophistication of the threat and the size and complexity of our information system, among other factors, an investigation into a cybersecurity incident could take a significant amount of time to complete. In addition, while any investigation is ongoing, we may not know the full extent of the harm caused by the threat, and such harm may spread both internally and externally to other third parties. These factors may inhibit our ability to provide rapid, complete, and reliable information about cybersecurity incidents to third parties, as well as the public. It may also not be clear how best to contain and remediate any harm caused by a cybersecurity incident. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident to our business, financial condition, and results of operations.
Our information technology and enterprise risk management efforts cannot eliminate all systemic risk. Breaches of our systems could not only cause business disruption, but could also result in the theft of funds, the theft, loss, or disclosure of proprietary or confidential information, or the breach of customer, supplier, or employee information. A security incident involving our systems, or even an inadvertent failure to comply with data privacy and security laws and regulations, could negatively impact our sales, damage our reputation, and cause us to incur unanticipated legal liability, remediation costs, and other losses and expenses.
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
We seek acquisition opportunities that complement and expand our operations; however, substantial costs, delays, or other difficulties related to integrating acquisitions could adversely affect our business or financial results. For example, we could face significant challenges in consolidating functions, integrating information systems, personnel, and operations, and implementing procedures and controls in a timely and efficient manner.
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
FINANCIAL AND REPORTING RISKS
Our indebtedness entails debt service commitments that could adversely affect our ability to fulfill our obligations and could limit or reduce our flexibility. As of June 30, 2024, we had total debt obligations outstanding of $597.4 million. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. Our debt commitments may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to businesses in our industry that have lower levels of indebtedness. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.
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
If we are not able to maintain the adequacy of our internal control over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, financial condition, and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts, and others could also be adversely affected.
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
As of June 30, 2024, we had remaining $619.4 million of goodwill and $245.9 million of other intangible assets, net. We assess all existing goodwill at least annually for impairment on a reporting unit basis. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.

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
In addition, from time to time, we are involved in lawsuits or other legal proceedings that arise from our ordinary course business operations. These may, for example, relate to product liability claims, commercial disputes, personal injuries, or employment-related matters. In addition, we could face claims or additional costs arising from our compliance with regulatory requirements, including those relating to the following: our status as a public company; our government contracts; tax compliance; our engagement in international trade; and our collection, storage, or transmission of personal data.
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
Global or regional health pandemics or epidemics could negatively impact our business, results of operation and financial condition. The COVID-19 pandemic created significant volatility, uncertainty, and economic disruption, and resulted in lost or delayed sales to us, and we experienced business disruptions as we modified our business practices. The emergence, severity, magnitude and duration of global or regional pandemics, epidemics, or other health crises are uncertain and difficult to predict. A pandemic, such as COVID-19, or other epidemic, together with preventative measures taken to contain or mitigate such crises, could impact our results of operations and financial condition in a variety of ways, such as: impact our customers such that the demand for our products and services could change; disrupt our supply chain and impact the ability of our suppliers to provide products as required; disrupt or limit our ability to sell and provide our products and services and otherwise limit our ability to operate or otherwise operate effectively; increase incremental costs resulting from the adoption of preventative measures and compliance with regulatory requirements; create financial hardship on customers, including by creating restrictions on their ability to pay for our services and products; result in closures of our facilities or the facilities of our customers or suppliers; and reduce customer demand on purchasing incentives we earn from suppliers.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 1C. CYBERSECURITY.
Risk Management and Strategy
Our cybersecurity program is informed by various industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and our security management is ISO/IEC 27001:2022 certified. Our management, with oversight from our Board, performs an annual enterprise-wide risk assessment (ERA) to identify key existing and emerging risks. One of the main risks identified and assessed annually through this process is cybersecurity and data privacy, which remains a key focus for the Company, management, and our Board.
We maintain multiple layers of security designed to detect and block cybersecurity events, as well as employ a dedicated team of cybersecurity personnel and professionals, who assist our Vice President – Information Technology in helping to assess, identify, monitor, detect and manage cybersecurity risks, threats, vulnerabilities and incidents. Further, we have various processes and programs designed to manage cybersecurity risks associated with our use of third-party vendors and suppliers.
When we implement significant changes to our information systems, we conduct risk-based security and privacy impact assessments and deploy technical safeguards that are designed to reasonably protect our technology and information systems from cybersecurity threats. We actively monitor and proactively research potential cybersecurity threats to our information systems, and we use what we learned to evolve our security controls over time to mitigate risks posed by such threats.
We also engage third party service providers when deemed necessary to both expand our capabilities and capacity as well as evaluate the effectiveness of our cybersecurity program, including hosting regular table-top exercises meant to evaluate and improve the overall effectiveness of our cybersecurity program.
Our Incident Response Plan provides a framework for responding to cybersecurity incidents. The plan governs activities such as preparation, detection, coordination, eradication, and recovery, as well as appropriate escalations to the Company’s senior management and Board and disclosure under applicable rules and regulations. The Incident Response Plan is routinely reviewed and updated as appropriate by our Vice President – Information Technology and other senior management members.
We provide recurring mandatory information security training (which includes cybersecurity training) to our associates based on access, risk, roles, and behaviors.
Overall, we implement, develop, and maintain systems and operate programs that seek to mitigate the impact of cybersecurity incidents. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems or data on such systems, change frequently, we must continually monitor and update these systems and programs. See “Risk Factors” in Item 1A of Part I above for additional information on risks related to our business, including risks related to cybersecurity incidents and privacy and data protection.
Governance
Our Vice President – Information Technology leads management’s assessment and management of cybersecurity risk. He reports directly to our President & Chief Executive Officer and is a member of our senior management team, providing cybersecurity updates to that group monthly, with more frequent updates as needed. Our Vice President – Information Technology has more than 35 years of experience within industrial distribution, spending the majority of which managing and maintaining information systems. In addition, our Vice President – Information Technology leads a team of individuals that focus on monitoring our information systems and data for intentional and unintentional actions that could cause harm to our information systems or the data on such systems.
As indicated above, our management, with oversight from the Board, performs an annual ERA and cybersecurity is among the main risks identified by the ERA for Board-level oversight. Our full Board has oversight of our efforts in cybersecurity and meets regularly with our Vice President – Information Technology (three times during fiscal 2024) on our cybersecurity risks and programs. The Board is also updated as needed on cybersecurity threats, incidents, or new developments in our cybersecurity risk profile.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2024, we owned real properties at 114 locations and leased 424 locations. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2024:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, hose shop and reducer assembly shop
Florence, Kentucky	Distribution center, hose shop and reducer assembly shop
Baldwinsville, New York	Fluid power shop
Carlisle, Pennsylvania	Distribution center and hose shop
Fort Worth, Texas	Distribution center and rubber shop
Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2024 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Midland, Michigan	Flow control shop
Strongsville, Ohio	Offices and warehouse
Portland, Oregon	Distribution center, hose shop and reducer assembly shop
Stafford, Texas	Offices, warehouse, and flow control shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Austin, Texas	Fluid power shop
Sherwood, Oregon	Automation operation
Nisku, Alberta	Offices, service center, shop, and distribution center
Saskatoon, Saskatchewan	Distribution center, service center and shop
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

ITEM 3. LEGAL PROCEEDINGS.
Applied and/or one of its subsidiaries may be a party to pending legal proceedings with respect to product liability, commercial, personal injury, employment, and other matters. Although it is not possible to predict the outcome of these proceedings or the range of reasonably possible loss associated with any of them, we do not expect, based on circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on Applied's consolidated financial position, results of operations, or cash flows.
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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 24, 2023:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since 2013 and Chief Executive Officer since 2011.	60
Warren E. Hoffner	Vice President, General Manager-Engineered Solutions since October 2018. He served as Vice President, General Manager-Fluid Power from 2003 to October 2018. The Board of Directors designated Mr. Hoffner an executive officer in 2015.	64
Kurt W. Loring	Vice President-Chief Human Resources Officer since 2014.	55
Jon S. Ploetz	Vice President-General Counsel since March 2023. Prior to joining Applied, Mr. Ploetz was Vice President, Assistant General Counsel & Assistant Corporate Secretary at Harsco Corporation (NYSE: HSC) from 2018 to 2023, and Assistant General Counsel, Corporate & Securities prior to that.	51
Jason W. Vasquez	Vice President-Sales & Marketing, U.S. Service Centers since June 2017.	48
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017. Prior to joining Applied, Mr. Wells was Vice President & Chief Financial Officer of ESAB, a manufacturer of welding and material cutting products and a division of Colfax Corporation (NYSE: CFX).	61

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” On August 2, 2024, there were 3,096 shareholders of record including 2,058 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan.
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2024.

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	37,000	195.61	37,000	1,300,000
May 1, 2024 to May 31, 2024	—	—	—	1,300,000
June 1, 2024 to June 30, 2024	198,000	188.26	198,000	1,102,000
Total	235,000	189.42	235,000	1,102,000
(1)On August 9, 2022, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on August 11, 2022. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares have been purchased, or the Board revokes or amends the authorization.
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
With approximately 6,500 associates across North America, Australia, New Zealand, and Singapore, Applied Industrial Technologies, Inc. ("Applied," the "Company," "we," "us," or "our") is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. At June 30, 2024, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Singapore, and Costa Rica from approximately 590 facilities.
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
Our fiscal 2024 consolidated sales were $4.5 billion, an increase of $66.6 million or 1.5% compared to the prior year, with the acquisitions of Grupo Kopar (Kopar), Bearing Distributors, Inc. (BDI), Cangro Industries, Inc. (Cangro), Advanced Motion Systems Inc. (AMS), and Automation, Inc. increasing sales by $56.4 million or 1.3% and favorable foreign currency translation of $6.6 million increasing sales by 0.2%. Gross profit margin increased to 29.8% for fiscal 2024 from 29.2% for fiscal 2023. Operating margin increased to 11.1% in fiscal 2024 from 10.7% in fiscal 2023.
Our diluted earnings per share was $9.83 in fiscal 2024 versus $8.84 in fiscal 2023.
Shareholders’ equity was $1,688.8 million at June 30, 2024 compared to $1,458.4 million at June 30, 2023. Working capital increased $162.3 million from June 30, 2023 to $1,268.8 million at June 30, 2024. The current ratio was 3.5 to 1 and 3.0 to 1 at June 30, 2024 and at June 30, 2023, respectively.
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
The MCU (total industry) and IP indices increased since June 2023. The ISM PMI registered 48.5 in June 2024, an increase from the June 2023 revised reading of 46.4. A reading above 50 generally indicates expansion. The index readings for the months during the most recent quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2024	78.8	48.5	100.3
May 2024	78.3	48.7	99.9
April 2024	77.7	49.2	98.9
March 2024	77.8	50.3	99.4
December 2023	78.1	47.1	99.2
September 2023	78.9	48.6	99.6
June 2023	78.6	46.4	99.2

RESULTS OF OPERATIONS
This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended June 30, 2024 and 2023. For the comparison of the years ended June 30, 2023 and 2022, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K.
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2024	2023	% Change
Net Sales	100.0%	100.0%	1.5%
Gross Profit Margin	29.8%	29.2%	3.9%
Selling, Distribution & Administrative Expense	18.8%	18.4%	3.3%
Operating Income	11.1%	10.7%	4.8%
Net Income	8.6%	7.9%	11.3%
Sales in fiscal 2024 were $4.5 billion, which was $66.6 million or 1.5% above the prior year, with sales from acquisitions adding $56.4 million or 1.3% and favorable foreign currency translation accounting for an increase of $6.6 million or 0.2%. There were 251.5 selling days in fiscal 2024 and 252.5 selling days in 2023. Excluding the impact of businesses acquired and foreign currency translation, sales were up $3.6 million during the year. The modest increase over the prior year was driven by our Service Center Based Distribution segment reflecting positive demand for technical MRO products and solutions, internal sales initiatives, and price increases. This was offset by normalizing end-market demand as the year progressed, sales declines across our Engineered Solutions segment, and a decrease due to the change in sales days.
The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase (Decrease)	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2024	2023
Service Center Based Distribution	3,056.5	$2,966.8	$89.7	$36.4	$6.6	$46.7
Engineered Solutions	1,422.9	1,446.0	(23.1)	20.0	—	(43.1)
Total	$4,479.4	$4,412.8	$66.6	$56.4	$6.6	$3.6
Sales in our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $89.7 million, or 3.0%. Acquisitions within this segment increased sales by $36.4 million or 1.2% and favorable foreign currency translation increased sales by $6.6 million or 0.2%. Excluding the impact of foreign currency translation, sales increased $46.7 million or 1.6% during the year, driven by an increase of 2.0% from operations reflecting positive demand for technical MRO products and solutions, internal sales initiatives, price increases, cross-selling benefits, and new growth opportunities arising from our industry position. This was partially offset by a 0.4% decrease due to the change in sales days.
Sales in our Engineered Solutions segment decreased $23.1 million or 1.6%. Acquisitions within this segment increased sales $20.0 million or 1.4%. Excluding the impact of businesses acquired, sales decreased $43.1 million or 3.0%, driven by a 2.6% decline from operations primarily reflecting lower fluid power sales and, to a lesser extent, softer sales across our automation operations, as well as a decrease of 0.4% due to the change in sales days. The sales decline was partially offset by sales growth across our flow control operations.

The following table shows changes in sales by geographical area. Other countries include Mexico, Australia, New Zealand, Singapore, and Costa Rica.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase (Decrease)	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2024	2023
United States	$3,932.2	$3,860.4	$71.8	$50.0	$—	$21.8
Canada	310.2	315.5	(5.3)	—	(3.7)	(1.6)
Other Countries	237.0	236.9	0.1	6.4	10.3	(16.6)
Total	$4,479.4	$4,412.8	$66.6	$56.4	$6.6	$3.6
Sales in our U.S. operations increased $71.8 million or 1.9%, with acquisitions adding $50.0 million or 1.3%. Excluding the impact of businesses acquired, U.S. sales were up $21.8 million or 0.6%, driven by an increase of 1.0% from operations offset by a 0.4% decrease due to the change in sales days. Sales from our Canadian operations decreased $5.3 million or 1.7%. Unfavorable foreign currency translation decreased Canadian sales by $3.7 million or 1.2%. Excluding the impact of foreign currency translation, Canadian sales were down $1.6 million or 0.5%, driven by a 0.4% decrease due to the change in sales days along with a decrease of 0.1% from operations. Consolidated sales from our other countries operations increased $0.1 million or 0.1%, with acquisitions adding $6.4 million or 2.7%. Favorable foreign currency translation increased other countries sales by $10.3 million or 4.4%. Excluding the impact of businesses acquired and foreign currency translation, other countries sales were down $16.6 million or 7.0%, driven by a decrease from operations, primarily in Mexican sales due to decreased industrial activity.
Our gross profit margin increased to 29.8% in fiscal 2024 compared to 29.2% in fiscal 2023. The year over year increase primarily reflects benefits from ongoing margin initiatives, countermeasures in response to inflation dynamics, as well as a $21.2 million decrease in LIFO expense over the prior year, which positively impacted gross margins by 47 basis points. This was partially offset by unfavorable mix tied to sales declines across our Engineered Solutions segment and local customer accounts.
The following table shows the changes in selling, distribution, and administrative expense (SD&A).

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Increase	Acquisitions	Foreign Currency	Organic Change
	2024	2023
SD&A	$840.8	$813.8	$27.0	$16.7	$0.7	$9.6
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility-related expenses and expenses incurred in acquiring businesses. SD&A increased $27.0 million or 3.3% during fiscal 2024 compared to the prior year, and as a percentage of sales increased to 18.8% in fiscal 2024 compared to 18.4% in fiscal 2023. Changes in foreign currency exchange rates had the effect of increasing SD&A by $0.7 million or 0.1% compared to the prior year. SD&A from businesses acquired added $16.7 million or 2.0%, including $1.8 million of intangibles amortization. Excluding the impact of businesses acquired and the unfavorable impact from foreign currency translation, SD&A increased $9.6 million or 1.2% during fiscal 2024 compared to fiscal 2023. Excluding the impact of acquisitions, total compensation increased $4.3 million during fiscal 2024 primarily due to annual calendar year merit increases and benefit costs partially offset by lower incentives and commission expense. All other expenses within SD&A were up $5.3 million.
Operating income increased $22.7 million, or 4.8%, to $495.8 million during fiscal 2024 from $473.2 million during fiscal 2023, and as a percentage of sales, increased to 11.1% from 10.7%, primarily due to gross profit margin expansion, inclusive of lower LIFO expense, volume leverage within our Service Center Based Distribution segment, and control of SD&A expense in fiscal 2024.
Operating income, as a percentage of sales for the Service Center Based Distribution segment increased to 13.1% in fiscal 2024 from 12.6% in fiscal 2023. Operating income as a percentage of sales for the Engineered Solutions segment increased to 14.5% in fiscal 2024 from 14.1% in fiscal 2023.

Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support, and other items and impact segment gross profit and operating expense.
Interest expense, net decreased $18.8 million during fiscal 2024 primarily due to reduced debt levels and greater interest income from higher cash balances and investment yields.
Other (income) expense, net, represents certain non-operating items of income and expense, and was $5.1 million of income in fiscal 2024 compared to $1.7 million of expense in fiscal 2023. Current year income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $3.3 million, foreign currency transaction gains of $1.1 million and life insurance income of $0.9 million, offset by other periodic post-employment costs of $0.1 million and other expense of $0.1 million. Fiscal 2023 expense consisted primarily of foreign currency transaction loss of $3.3 million and other periodic post-employment costs of $1.5 million, offset by unrealized gains on investments held by non-qualified deferred compensation trusts of $2.2 million, life insurance income of $0.7 million and $0.2 million of other income.
The effective income tax rate was 22.6% for fiscal 2024 compared to 22.9% for fiscal 2023. The decrease in the effective tax rate is primarily due to changes in compensation-related deductions in fiscal 2024 compared to the prior year.
As a result of the factors discussed above, net income for fiscal 2024 increased $39.0 million from the prior year. Diluted net income per share was $9.83 per share for fiscal 2024 compared to $8.84 per share for fiscal 2023.
At June 30, 2024, we had approximately 590 operating facilities in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Singapore, and Costa Rica, versus 580 at June 30, 2023.
The approximate number of Company employees was 6,500 at June 30, 2024 and 6,200 at June 30, 2023.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2024 we had total debt obligations outstanding of $597.4 million compared to $622.2 million at June 30, 2023. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained on commercially acceptable terms if necessary based on the Company’s credit standing and financial strength.
The Company’s working capital at June 30, 2024 was $1,268.8 million compared to $1,106.5 million at June 30, 2023. The current ratio was 3.5 to 1 at June 30, 2024 and 3.0 to 1 at June 30, 2023.
Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows.

Amounts in thousands	Year Ended June 30,
	2024	2023
Net Cash Provided by (Used in):
Operating Activities	$371,393	$343,966
Investing Activities	(95,407)	(60,833)
Financing Activities	(156,468)	(126,888)
Exchange Rate Effect	(2,937)	3,317
Increase in Cash and Cash Equivalents	$116,581	$159,562

The increase in cash provided by operating activities during fiscal 2024 is driven by changes in working capital for the year and by improved operating results. Changes in cash flows between years related to working capital were driven by (amounts in thousands):

Accounts receivable	$49,134
Inventory	$61,364
Accounts payable	$(76,954)
Net cash used in investing activities in fiscal 2024 included $72.1 million used for the acquisitions of Kopar, BDI and Cangro and $24.9 million used for capital expenditures. Net cash used in investing activities in fiscal 2023 included $35.8 million used for the acquisitions of Automation, Inc. and AMS, and $26.5 million used for capital expenditures.
Net cash used in financing activities increased from the prior year period primarily due to an increase in treasury purchases as $73.4 million was used to repurchase 398,000 shares of common stock which were taken into treasury in 2024 compared to $0.7 million used to repurchase 8,000 shares of common stock which were taken into treasury in 2023. This was offset by the change in net debt activity, as there was $24.8 million of net debt payments in fiscal 2024 compared to $67.2 million of net debt payments in 2023. Further uses of cash in 2024 were $55.9 million for dividend payments and $16.3 million used to pay taxes for shares withheld. Further uses of cash in 2023 were $53.4 million for dividend payments and $12.9 million used to pay taxes for shares withheld.
The increase in dividends over the year is the result of regular increases in our dividend payout rates. We paid aggregate dividends of $1.44 and $1.38 per share in fiscal 2024 and 2023, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2025 to be in the $28.0 million to $30.0 million range, primarily consisting of capital associated with focused investments for growth and information technology equipment maintenance.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market or through negotiated transactions, from time to time, depending upon market conditions. At June 30, 2024, we had remaining authorization to purchase an additional 1,102,000 shares.
In fiscal 2024, we purchased 398,000 shares of the Company's common stock at an average price per share of $184.39. In fiscal 2023, we repurchased 8,000 shares of the Company's common stock at an average price per share of $89.46. In fiscal 2022,we repurchased 148,658 shares of the Company's common stock at an average price per share of $92.72.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts are in thousands):

June 30,	2024	2023
Revolving credit facility	$384,000	$383,592
Trade receivable securitization facility	188,300	188,300
Series D Notes	—	25,000
Series E Notes	25,000	25,000
Other	105	356
Total debt	$597,405	$622,248
Less: unamortized debt issuance costs	71	152
	$597,334	$622,096
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR with SOFR as a reference rate available for use in the computation of interest. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio.

Available borrowing under this facility, without exercising the accordion feature and net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $515.8 million and $516.2 million at June 30, 2024 and June 30, 2023, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.24% and 6.11% as of June 30, 2024 and June 30, 2023, respectively.
Additionally, the Company had letters of credit outstanding with separate banks, not associated with the revolving credit agreement, in the amount of $4.0 million as of June 30, 2024 and June 30, 2023 in order to secure certain insurance obligations.
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250.0 million and increased the fees on the AR Securitization Facility to 0.98% per year. On August 4, 2023, the Company amended the AR Securitization Facility, extended the term to August 4, 2026, and reduced drawn fees to 0.90% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250.0 million of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization facility to replace LIBOR with SOFR as a reference rate available for use in the computation of interest, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of June 30, 2024 and June 30, 2023 was 6.35% and 6.16%, respectively.
At June 30, 2024 and June 30, 2023, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $25.0 million and $50.0 million, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series D" notes carried a fixed interest rate of 3.21%, and the remaining principal balance of $25.0 million was paid in October 2023. The "Series E" notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2024, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2024, the Company's net indebtedness was less than 0.3 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2024.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2024	2023
Accounts receivable, gross	$737,941	$730,729
Allowance for doubtful accounts	13,063	22,334
Accounts receivable, net	$724,878	$708,395
Allowance for doubtful accounts, % of gross receivables	1.8%	3.1%

Year Ended June 30,	2024	2023
(Recoveries of) provision for losses on accounts receivable	$(205)	$5,619
Provision as a % of net sales	—%	0.13%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 56.2 at June 30, 2024 versus 55.1 at June 30, 2023. Approximately 1.5% of our accounts receivable balances are more than 90 days past due at June 30, 2024 compared to 2.5% at June 30, 2023. On an overall basis, our provision for losses from uncollected receivables represents 0.00% of our sales for the year ended June 30, 2024, compared to 0.13% of sales for the year ended June 30, 2023. The decrease primarily relates to provisions recorded in the prior year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment, as well as improved collections performance. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) for the year ended June 30, 2024 was 4.3 versus 4.4 for the year ended June 30, 2023.
CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2024 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$155,947	$38,617	$60,200	$33,674	$23,456	$—
Planned funding of post-retirement obligations	4,900	1,340	1,570	400	1,590	—
Unrecognized income tax benefit liabilities, including interest and penalties	4,500	—	—	—	—	4,500
Long-term debt obligations	597,405	25,105	572,300	—	—	—
Interest on long-term debt obligations (1)	62,200	21,700	40,500	—	—	—
Acquisition holdback payments	2,855	1,273	1,582	—	—	—
Total Contractual Cash Obligations	$827,807	$88,035	$676,152	$34,074	$25,046	$4,500
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations net of receipts under the terms of the interest rate swap. Rates in effect as of June 30, 2024 are used for variable rate debt.
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
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. The Business and Accounting Policies note to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but are not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities and other accrued liabilities. Estimates are also used in establishing opening balances in relation to purchase accounting. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the last-in, first-out (LIFO) method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 14.9% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $225.9 million as reflected in our consolidated balance sheet at June 30, 2024. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products, and other products.
LIFO layers and/or liquidations are determined consistently year-to-year. See the Inventories note to the consolidated financial statements in Item 8 under the caption "Financial Statements and Supplementary Data,"
for further information.
Allowances for Slow-Moving and Obsolete Inventories
We evaluate the recoverability of our slow-moving and inactive inventories at least quarterly. We estimate the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, and the physical condition of the inventory, as well as assumptions regarding future demand. Our ability to recover our cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers. A significant portion of the products we hold in inventory have long shelf lives and are not highly susceptible to obsolescence.
As of June 30, 2024 and 2023, the Company's reserve for slow-moving or obsolete inventories was $41.2 million and $42.6 million, respectively, recorded in inventories in the consolidated balance sheets.
Allowances for Doubtful Accounts
We evaluate the collectability of trade accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of certain customers and industries estimated to be a greater credit risk, trends within the entire customer pool and changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. Accounts are written off against the allowance when it becomes evident that collection will not occur.
As of June 30, 2024 and 2023, our allowance for doubtful accounts was 1.8% and 3.1% of gross receivables, respectively. Our (recoveries of) provision for losses on accounts receivable was $(0.2) million, $5.6 million, and $3.2 million in fiscal 2024, 2023, and 2022, respectively.
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
Foreign Currency Exchange Rate Risk
Because we operate throughout North America, Australia and New Zealand and approximately 12% of our fiscal 2024 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the statements of consolidated income as a component of other (income) expense, net. Applied does not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Canadian and Mexican currency exchange rates decreased in relation to the U.S. dollar by 3.2% and 6.8%, respectively, while the Australian and New Zealand currency exchange rates increased in relation to the U.S. dollar by 0.6% and 0.2%, respectively. In the twelve months ended June 30, 2024, we experienced net foreign currency translation losses totaling $12.5 million, which were included in other comprehensive income. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the year ended June 30, 2024 would have resulted in a $3.2 million decrease in net income for the year ended June 30, 2024.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon leverage levels and market interest rates. The Company uses interest rate swap instruments to mitigate variability in forecasted interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $900.0 million in borrowings with $384.0 million outstanding at June 30, 2024, and a $188.3 million trade receivable securitization facility, all of which was outstanding at June 30, 2024. In January 2019, the Company entered into an interest rate swap on $463.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount of the interest rate swap was $384.0 million as of June 30, 2024. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. Fixed interest rate debt facilities include $25.0 million outstanding under our unsecured shelf facility agreement, as well as $0.1 million of assumed debt from the purchase of our headquarters facility. We had total average variable interest rate bank borrowings of $572.0 million during fiscal 2024. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings (not considering the impact of the interest rate swap) would have resulted in a $5.7 million increase in interest expense. Including the impact of the interest rate swap, the impact of a hypothetical 1.0% increase in the variable interest rate would have resulted in a $1.9 million increase in interest expense.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - A reporting unit within the Engineered Solutions segment - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and discount rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to the forecasts of future revenues, EBITDA and multiples that are applied to management’s forecasted revenues and EBITDA estimates. The fair value of all reporting units exceeded their carrying value as of the measurement date and, therefore, no impairment was recognized.
Given the nature of operations for one reporting unit within the Engineered Solutions segment, the sensitivity of this reporting unit to changes in the economy, this reporting unit’s historical performance as compared to projections, and the difference between its fair value and the carrying value, auditing management’s judgments regarding forecasts of future revenues and EBITDA, as well as selection of the discount rate, and selection of multiples applied to management’s forecasted revenues and EBITDA estimates for this reporting unit, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and EBITDA (“forecasts”), and the selection of the discount rate and selection of multiples applied to management’s forecasted revenues and EBITDA estimates (“market multiples”) for this reporting unit included the following, among others:
•We tested the design and effectiveness of controls over management’s goodwill impairment evaluation, such as controls related to management’s forecasts and the selection of the discount rate and market multiples used.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the current forecasts to (1) historical results, (2) internal communications to management and the Board of Directors at the reporting unit level and/or at a consolidated level, and (3) forecasted information included in industry reports for the various industries the reporting unit operates within.
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
Inventory - Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
As of June 30, 2024, the Company holds inventory across a large number of locations, including distribution centers, service centers, repair shops and engineered solutions operations. The Company’s processes to track and determine consolidated inventory relies on a perpetual inventory system that varies by location based in part upon the information technology (IT) system relevant to the location. Auditing the existence of inventory requires significant effort, the involvement of IT specialists due to the integration of IT systems that track physical inventory quantities by location, and auditor judgment in testing due to the disaggregation of inventory across the locations and the processes and controls in place. Judgment relates to assessing whether we have obtained sufficient audit evidence, including determining the number of locations to visit.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the existence of inventory included the following, among others:
•With the assistance of our IT specialists, we tested the design and effectiveness of controls over management’s process to account for the physical existence of inventory, which included general IT controls as well as automated and manual business process controls.
•We involved senior team members to determine the extent and number of location counts to test.
•As part of our testing of the design and effectiveness of controls and of inventory, we observed management’s count procedures at certain locations and obtained and evaluated management’s audit evidence over counts at certain locations.
•We investigated any identified variations in inventory counts performed and considered the impact in the context of the inventory balance as a whole.

Cleveland, Ohio
August 16, 2024

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2024	2023	2022
Net sales	$4,479,406	$4,412,794	$3,810,676
Cost of sales	3,142,753	3,125,829	2,703,760
Gross profit	1,336,653	1,286,965	1,106,916
Selling, distribution and administrative expense, including depreciation	840,830	813,814	749,058
Operating income	495,823	473,151	357,858
Interest expense	20,544	24,790	26,785
Interest income	(17,713)	(3,151)	(522)
Other (income) expense, net	(5,138)	1,701	1,805
Income before income taxes	498,130	449,811	329,790
Income tax expense	112,368	103,072	72,376
Net income	$385,762	$346,739	$257,414
Net income per share — basic	$9.98	$8.98	$6.69
Net income per share — diluted	$9.83	$8.84	$6.58

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2024	2023	2022
Net income per the statements of consolidated income	$385,762	$346,739	$257,414

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(12,544)	7,723	(9,862)
Post-employment benefits:
Actuarial (loss) gain on re-measurement	(134)	405	2,839
Termination of pension plan	—	1,031	—
Reclassification of net actuarial (gains) losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(117)	36	300
Unrealized gain on cash flow hedge	5,958	18,174	26,204
Reclassification of interest from cash flow hedge into interest expense	(18,683)	(7,285)	11,361
Total other comprehensive (loss) income, before tax	(25,520)	20,084	30,842
Income tax (benefit) expense related to items of other comprehensive income	(3,250)	3,085	10,045
Other comprehensive (loss) income, net of tax	(22,270)	16,999	20,797
Comprehensive income	$363,492	$363,738	$278,211

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2024	2023
Assets
Current assets
Cash and cash equivalents	$460,617	$344,036
Accounts receivable, net	724,878	708,395
Inventories	488,258	501,184
Other current assets	96,148	93,192
Total current assets	1,769,901	1,646,807
Property — at cost
Land	14,160	14,219
Buildings	115,262	109,884
Equipment, including computers and software	233,745	219,979
Total property — at cost	363,167	344,082
Less accumulated depreciation	244,640	229,041
Property — net	118,527	115,041
Operating lease assets, net	133,289	100,677
Identifiable intangibles, net	245,870	235,549
Goodwill	619,395	578,418
Other assets	64,928	66,840
Total Assets	$2,951,910	$2,743,332
Liabilities
Current liabilities
Accounts payable	$266,949	$301,685
Current portion of long-term debt	25,055	25,170
Compensation and related benefits	93,204	98,740
Other current liabilities	115,892	114,749
Total current liabilities	501,100	540,344
Long-term debt	572,279	596,926
Other liabilities	189,750	147,625
Total Liabilities	1,263,129	1,284,895
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 38,409 and 38,657 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	193,778	188,646
Retained earnings	2,121,838	1,792,632
Treasury shares — at cost (15,804 and 15,556 shares, respectively)	(559,269)	(477,545)
Accumulated other comprehensive loss	(77,566)	(55,296)
Total Shareholders’ Equity	1,688,781	1,458,437
Total Liabilities and Shareholders’ Equity	$2,951,910	$2,743,332

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2024	2023	2022
Cash Flows from Operating Activities
Net income	$385,762	$346,739	$257,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	23,431	22,266	21,676
Amortization of intangibles	28,923	30,805	31,879
Amortization of stock appreciation rights and options	3,448	2,785	3,284
Deferred income taxes	(1,074)	(5,716)	15,176
(Recoveries of) provision for losses on accounts receivable	(205)	5,619	3,193
Other share-based compensation expense	9,496	9,576	8,558
Other	(1,309)	1,145	(1,752)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,925)	(51,059)	(145,519)
Inventories	18,387	(42,977)	(92,425)
Other operating assets	(25,897)	(25,254)	(4,982)
Accounts payable	(39,272)	37,682	53,597
Other operating liabilities	(28,372)	12,355	37,471
Cash provided by Operating Activities	371,393	343,966	187,570
Cash Flows from Investing Activities
Cash paid for acquisition of businesses, net of cash acquired	(72,090)	(35,785)	(6,964)
Capital expenditures	(24,864)	(26,476)	(18,124)
Proceeds from property sales	576	1,428	1,107
Life insurance proceeds	971	—	3,158
Cash payments for loans on company-owned life insurance	—	—	(14,835)
Cash used in Investing Activities	(95,407)	(60,833)	(35,658)
Cash Flows from Financing Activities
Repayments under revolving credit facility	—	(27,000)	—
Borrowings under revolving credit facility	408	—	410,592
Long-term debt repayments	(25,251)	(40,247)	(550,493)
Interest rate swap settlement receipts (payments)	14,470	8,800	(5,703)
Payment of debt issuance costs	—	—	(1,956)
Purchases of treasury shares	(73,388)	(716)	(13,784)
Dividends paid	(55,879)	(53,446)	(51,805)
Acquisition holdback payments	(681)	(1,510)	(2,361)
Exercise of stock appreciation rights and options	127	127	555
Taxes paid for shares withheld	(16,274)	(12,896)	(8,074)
Cash used in Financing Activities	(156,468)	(126,888)	(223,029)
Effect of exchange rate changes on cash	(2,937)	3,317	(2,154)
Increase (decrease) in cash and cash equivalents	116,581	159,562	(73,271)
Cash and cash equivalents at beginning of year	344,036	184,474	257,745
Cash and Cash Equivalents at End of Year	$460,617	$344,036	$184,474
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$116,311	$108,084	$53,301
Interest (includes interest rate swap settlements)	$23,978	$22,567	$20,164
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2024, 2023 and 2022	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2021	38,516	$10,000	$177,014	$1,294,413	$(455,789)	$(93,092)	$932,546
Net income				257,414			257,414
Other comprehensive income						20,797	20,797
Cash dividends — $1.34 per share				(52,175)			(52,175)
Purchases of common stock for treasury	(149)				(13,784)		(13,784)
Treasury shares issued for:
Exercise of stock appreciation rights and options	104		(3,945)		(2,132)		(6,077)
Performance share awards	5		(222)		(73)		(295)
Restricted stock units	12		(598)		(138)		(736)
Compensation expense — stock appreciation rights			3,284				3,284
Other share-based compensation expense			8,558				8,558
Other	11		(269)	24	68		(177)
Balance at June 30, 2022	38,499	10,000	183,822	1,499,676	(471,848)	(72,295)	1,149,355
Net income				346,739			346,739
Other comprehensive income						16,999	16,999
Cash dividends — $1.38 per share				(53,887)			(53,887)
Purchases of common stock for treasury	(8)				(716)		(716)
Treasury shares issued for:
Exercise of stock appreciation rights and options	92		(4,256)		(3,773)		(8,029)
Performance share awards	23		(1,290)		(758)		(2,048)
Restricted stock units	34		(1,712)		(932)		(2,644)
Compensation expense — stock appreciation rights			2,785				2,785
Other share-based compensation expense			9,576				9,576
Other	17		(279)	104	482		307
Balance at June 30, 2023	38,657	10,000	188,646	1,792,632	(477,545)	(55,296)	1,458,437
Net income				385,762			385,762
Other comprehensive loss						(22,270)	(22,270)
Cash dividends — $1.44 per share				(56,560)			(56,560)
Purchases of common stock for treasury	(398)				(73,388)		(73,388)
Treasury shares issued for:
Exercise of stock appreciation rights and options	73		(3,611)		(3,886)		(7,497)
Performance share awards	54		(3,072)		(3,487)		(6,559)
Restricted stock units	16		(905)		(1,108)		(2,013)
Compensation expense — stock appreciation rights			3,448				3,448
Other share-based compensation expense			9,496				9,496
Other	7		(224)	4	145		(75)
Balance at June 30, 2024	38,409	$10,000	$193,778	$2,121,838	$(559,269)	$(77,566)	$1,688,781

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
NOTE 1: BUSINESS AND ACCOUNTING POLICIES
Business
Applied Industrial Technologies, Inc. and subsidiaries (the “Company,” “Applied,” "us," "we," or "our") is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. Although the Company does not generally manufacture the products it sells, it does assemble and repair certain products and systems.
Consolidation
The consolidated financial statements include the accounts of Applied Industrial Technologies, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Foreign Currency
The financial statements of the Company’s Canadian, Mexican, Australian, and New Zealand subsidiaries are measured using local currencies as their functional currencies. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive income (loss) in the statements of consolidated comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in the statements of consolidated income as a component of other expense (income), net.
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
Concentration of Credit Risk
The Company has a broad customer base representing many diverse industries across North America, Australia, New Zealand, Singapore, and Costa Rica. As such, the Company does not believe that a significant concentration of credit risk exists in its accounts receivable. The Company’s cash and cash equivalents consist of deposits with commercial banks and regulated non-bank subsidiaries. While the Company monitors the creditworthiness of these institutions, a crisis in the financial systems could limit access to funds and/or result in the loss of principal. The terms of these deposits and investments provide that all monies are available to the Company upon demand.
Accounts Receivable
Accounts receivable are stated at their estimated net realizable value and consist of amounts billed or billable and currently due from customers.
Allowances for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which reflects management’s best estimate of probable losses based on an analysis of customer accounts, known troubled accounts, historical experience with write-offs, and other currently available evidence. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. The allowance for doubtful accounts was $13,063 and $22,334 at June 30, 2024 and June 30, 2023, respectively.
Inventories
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. The Company adopted the link chain dollar value LIFO method of accounting for U.S. inventories in fiscal 1974. At June 30, 2024, approximately 14.9% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products, and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
Supplier Purchasing Programs
The Company enters into agreements with certain suppliers providing inventory purchase incentives. The Company’s inventory purchase incentive arrangements are unique to each supplier and are generally annual programs ending at either the Company’s fiscal year end or the supplier’s year end; however, program length and ending dates can vary. Incentives are received in the form of cash or credits against purchases upon attainment of specified purchase volumes and are received either monthly, quarterly, or annually. The incentives are generally a specified percentage of the Company’s net purchases based upon achieving specific purchasing volume levels. These percentages can increase or decrease based on changes in the volume of purchases. The Company accrues for the receipt of these inventory purchase incentives based upon cumulative purchases of inventory. The percentage level utilized is based upon the estimated total volume of purchases expected during the life of the program. Supplier programs are analyzed each quarter to determine the appropriateness of the amount of purchase incentives accrued. Upon program completion, differences between estimates and actual incentives subsequently received have not been material. Benefits under these supplier purchasing programs are recognized under the Company’s inventory accounting methods as a reduction of cost of sales when the inventories representing these purchases are recorded as cost of sales. Accrued incentives expected to be settled as a credit against future purchases are reported on the consolidated balance sheets as an offset to amounts due to the related supplier.
Property and Related Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and is included in selling, distribution, and administrative expense in the accompanying statements of consolidated income. Buildings, building improvements and leasehold improvements are depreciated over ten to thirty years or the life of the lease if a shorter period, and equipment is depreciated over three to ten years. The Company capitalizes internal use software development costs in accordance with guidance on accounting for costs of computer software developed or obtained for internal use. Amortization of software begins when it is ready for its intended use, and is computed on a straight-line basis over the estimated useful life of the software, generally not to exceed twelve years. Capitalized software and hardware costs are classified as property on the consolidated balance sheets. The carrying values of property and equipment are reviewed for impairment when events or changes in circumstances indicate that the asset group's recorded value cannot be recovered from undiscounted future cash flows. Impairment losses, if any, would be measured based upon the difference between the carrying amount of an asset group and its fair value.
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
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits, or rebates. Product returns are estimated based on historical return rates. The returns reserve was $10,815 and $12,635 at June 30, 2024 and June 30, 2023, respectively.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution and administrative expense were approximately $24,620, $22,170, and $17,890 for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

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
Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees under the 2023 Long-Term Performance Plan, the 2019 Long-Term Performance Plan, or the 2015 Long-Term Performance Plan. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Non-qualified stock appreciation rights (SARs) and stock options are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant and the fair values are determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. SARs and stock option awards generally vest over four years of continuous service and have ten-year contractual terms. The fair value of restricted stock awards, restricted stock units (RSUs), and performance shares are based on the closing market price of Company common stock on the grant date.
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
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan, a 401(k) plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to Internal Revenue Code maximums. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $9,670, $9,989 and $9,149 during 2024, 2023 and 2022, respectively.
Deferred Compensation Plans
The Company maintains deferred compensation plans that enable certain employees of the Company to defer receipt of a portion of their compensation. Rabbi trusts have been established to hold and provide a measure of security for investments that fund benefits payments under these plans. Assets held in these rabbi trusts consist of investments in money market and mutual funds and Company common stock.

Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan and Key Executive Restoration Plan, are unfunded:
Supplemental Executive Retirement Benefits Plan
The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable and determinable at retirement based upon a percentage of the participant’s historical compensation. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. The Company recorded net periodic benefit costs associated with the SERP of $289, $399, and $450 in fiscal 2024, 2023, and 2022, respectively. The Company expects to make payments of approximately $1,300 under the SERP in fiscal 2025 and 2026, respectively.
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $446, $456, and $514 of expense associated with this plan in fiscal 2024, 2023, and 2022, respectively.
Qualified Defined Benefit Retirement Plan
The Company's qualified defined benefit retirement plan provided benefits to certain hourly employees at retirement based on length of service and date of retirement. The plan accruals were frozen as of April 16, 2018, and employees were permitted to participate in the Retirement Savings Plan, following that date. The Company terminated the defined benefit retirement plan effective February 28, 2022. Participants elected to receive benefits as either a lump sum payment or through an annuity contract and the settlement of $8,895 was paid from plan assets in the second quarter of fiscal 2023. As a result of the plan termination, the Company recognized a loss of $1,184 in the year ended June 30, 2023, which was recorded in other (income) expense, net in the statements of consolidated income. The Company recorded net periodic costs associated with this plan of $282 in fiscal 2022.
Retiree Health Care Benefits
The Company provides health care benefits, through third-party policies, to eligible retired employees who pay a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are partially subsidized by the Company. Additionally, in conjunction with a fiscal 1998 acquisition, the Company assumed the obligation for a post-retirement medical benefit plan which provides health care benefits to eligible retired employees at no cost to the individual. The Company recorded net periodic benefits associated with these plans of $186, $113, and $123 in fiscal 2024, 2023, and 2022, respectively.
The Company has determined that the related disclosures under ASC Topic 715 - Compensation, Retirement Benefits, for these post-employment benefit plans are not material to the consolidated financial statements.
Leases
The Company leases facilities for certain service centers, warehouses, distribution centers, and office space. The Company also leases office equipment and vehicles. All leases are classified as operating. The Company’s leases expire at various dates through 2036, with terms ranging from 1 year to 15 years. Many of the Company’s real estate leases contain renewal provisions to extend lease terms up to 5 years. The exercise of renewal options is solely at the Company’s discretion. The Company’s lease agreements do not contain material variable lease payments, residual value guarantees, or restrictive covenants. The Company does not recognize right-of-use assets or lease liabilities for short-term leases with initial terms of 12 months or less. Leased vehicles comprise the majority of the Company’s short-term leases. All other leases are recorded on the balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing lease payment obligations. The Company’s leases do not provide implicit rates; therefore the Company uses its incremental borrowing rate as the discount rate for measuring lease liabilities. Non-lease components are accounted for separately from lease components. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution, and administrative expense on the statements of consolidated income.
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
In November 2023, the FASB issued its final standard to improve reportable segment disclosures. This standard, issued as ASU 2023-07, requires enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This update is effective for all public entities for fiscal years beginning after December 15, 2023, with the interim disclosure requirements being effective for fiscal years beginning after December 15, 2024. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.
NOTE 2: REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the years ended June 30, 2024, 2023, and 2022. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Year Ended June 30, 2024
	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$2,540,427	$1,391,762	$3,932,189
Canada	310,210	—	310,210
Other Countries	205,918	31,089	237,007
Total	$3,056,555	$1,422,851	$4,479,406

	Year Ended June 30, 2023
	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$2,441,281	$1,419,140	$3,860,421
Canada	315,499	—	315,499
Other Countries	210,062	26,812	236,874
Total	$2,966,842	$1,445,952	$4,412,794

	Year Ended June 30, 2022
	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$2,081,566	$1,218,184	$3,299,750
Canada	291,530	—	291,530
Other Countries	192,508	26,888	219,396
Total	$2,565,604	$1,245,072	$3,810,676

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the years ended June 30, 2024, 2023, and 2022:

	Year Ended June 30, 2024
	Service Center Based Distribution	Engineered Solutions	Total
General Industry	35.0%	38.7%	36.2%
Industrial Machinery	8.2%	24.2%	13.3%
Food	15.0%	2.8%	11.1%
Metals	10.9%	7.9%	10.0%
Forest Products	12.0%	3.2%	9.2%
Chem/Petrochem	2.7%	16.0%	6.9%
Cement & Aggregate	7.4%	1.3%	5.5%
Oil & Gas	5.1%	1.7%	4.0%
Transportation	3.7%	4.2%	3.8%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2023
	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.0%	41.2%	36.2%
Industrial Machinery	9.8%	26.1%	15.2%
Food	13.2%	2.7%	9.8%
Metals	10.6%	7.5%	9.6%
Forest Products	12.1%	2.8%	9.1%
Chem/Petrochem	2.8%	13.9%	6.4%
Cement & Aggregate	7.8%	1.3%	5.7%
Oil & Gas	6.0%	1.4%	4.5%
Transportation	3.7%	3.1%	3.5%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2022
	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.9%	40.1%	36.7%
Industrial Machinery	10.3%	28.3%	16.2%
Food	12.6%	2.5%	9.3%
Metals	11.2%	7.4%	9.9%
Forest Products	10.8%	2.4%	8.0%
Chem/Petrochem	3.1%	13.8%	6.6%
Cement & Aggregate	7.6%	1.0%	5.5%
Oil & Gas	5.4%	1.2%	4.0%
Transportation	4.1%	3.3%	3.8%
Total	100.0%	100.0%	100.0%

The following tables present the Company’s percentage of revenue by reportable segment and product line for the years ended June 30, 2024, 2023, and 2022:

	Year Ended June 30, 2024
	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.7%	11.3%	29.4%
Fluid Power	14.1%	36.3%	21.1%
General Maintenance; Hose Products	22.1%	17.2%	20.5%
Bearings, Linear & Seals	26.1%	0.4%	18.0%
Specialty Flow Control	—%	34.8%	11.0%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2023
	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.3%	10.6%	28.5%
Fluid Power	13.3%	34.3%	20.2%
General Maintenance; Hose Products	21.1%	19.3%	20.6%
Bearings, Linear & Seals	28.3%	0.4%	19.1%
Specialty Flow Control	—%	35.4%	11.6%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2022
	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.1%	10.6%	28.4%
Fluid Power	12.8%	37.2%	20.8%
General Maintenance; Hose Products	20.9%	18.9%	20.3%
Bearings, Linear & Seals	29.2%	0.4%	19.8%
Specialty Flow Control	—%	32.9%	10.7%
Total	100.0%	100.0%	100.0%
Contract Assets
The Company’s contract assets consist of un-billed amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the consolidated balance sheet, is as follows:

	June 30, 2024	June 30, 2023	$ Change	% Change
Contract assets	$12,648	$17,911	$(5,263)	(29.4)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

NOTE 3: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2024 Acquisitions
On May 1, 2024, the Company acquired 100% of the outstanding shares of Grupo Kopar (Kopar), a Monterrey, Mexico based provider of emerging automation technologies and engineered solutions. Kopar is included in the Engineered Solutions segment. The purchase price for the acquisition was $61,225, net liabilities assumed were $2,529, and intangible assets including goodwill were $63,754 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. (BDI), a Columbia, South Carolina based provider of bearings, power transmission, and industrial motion products, and related service and repair capabilities. BDI is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $17,926, net tangible assets acquired were $4,086, and intangible assets including goodwill were $13,840 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,800 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2024, and which will be paid on the first and second anniversaries of the acquisition date with interest at a fixed rate of 3.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. (Cangro), a Farmingdale, New York based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. Cangro is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,175, and intangible assets including goodwill were $4,044 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $930 of acquisition holdback payments, which are included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2024, and which will be paid on the first, second, and third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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
Fiscal 2022 Acquisitions
On August 18, 2021, the Company acquired substantially all of the net assets of R.R. Floody Company (Floody), a Rockford, Illinois provider of high technology solutions for advanced factory automation. Floody is included in the Engineered Solutions segment. The purchase price for the acquisition was $8,038, net tangible assets acquired were $1,040, and intangible assets including goodwill were $6,998 based upon estimated fair values at the acquisition date. The purchase price included $1,000 of acquisition holdback payments, of which $500 was paid during the year-ended June 30, 2023, and the remaining $500 was paid during the year-ended June 30, 2024. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
NOTE 4: INVENTORIES
Inventories consist of the following:

June 30,	2024	2023
U.S. inventories at average cost	$557,313	$558,299
Foreign inventories at average cost	156,873	158,165
	714,186	716,464
Less: Excess of average cost over LIFO cost for U.S. inventories	225,928	215,280
Inventories on consolidated balance sheets	$488,258	$501,184
The overall impact of LIFO layer liquidations increased gross profit by $1,160, $127, and $501 in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
NOTE 5: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the years ended June 30, 2024 and 2023 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at July 1, 2022	$211,010	$352,195	$563,205
Goodwill acquired during the year	—	14,517	14,517
Other, primarily currency translation	221	475	696
Balance at June 30, 2023	211,231	367,187	578,418
Goodwill acquired during the year	9,712	32,634	42,346
Other, primarily currency translation	(1,369)	—	(1,369)
Balance at June 30, 2024	$219,574	$399,821	$619,395
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
At June 30, 2024 and 2023, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2024	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$394,114	$205,422	$188,692
Trade names	88,848	34,891	53,957
Other	4,946	1,725	3,221
Total Intangibles	$487,908	$242,038	$245,870

June 30, 2023	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$364,572	$188,804	$175,768
Trade names	108,301	50,823	57,478
Vendor relationships	9,861	9,744	117
Other	3,347	1,161	2,186
Total Intangibles	$486,081	$250,532	$235,549
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
During fiscal 2024, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$35,131	20.0
Trade names	3,810	13.3
Other	1,600	6.7
Total Intangibles Acquired	$40,541	18.9
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Amortization of identifiable intangibles totaled $28,923, $30,805, and $31,879 in fiscal 2024, 2023, and 2022, respectively, and is included in selling, distribution and administrative expense in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2024 is estimated to be $29,300 for 2025, $27,300 for 2026, $25,200 for 2027, $23,400 for 2028, and $21,800 for 2029.
NOTE 6: DEBT
A summary of long-term debt, including the current portion, follows:

June 30,	2024	2023
Revolving credit facility	$384,000	$383,592
Trade receivable securitization facility	188,300	188,300
Series D Notes	—	25,000
Series E Notes	25,000	25,000
Other	105	356
Total debt	$597,405	$622,248
Less: unamortized debt issuance costs	71	152
	$597,334	$622,096
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. In May 2023, the Company and the administrative agent entered into an amendment to the credit facility to replace LIBOR with SOFR as a reference rate available for use in the computation of interest. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Available borrowing under this facility, without exercising the accordion feature and net of outstanding letters of credit of $200 to secure certain insurance obligations, totaled $515,800 and $516,208 at June 30, 2024 and June 30, 2023, respectively, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 6.24% and 6.11% as of June 30, 2024 and June 30, 2023, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $4,046 as of June 30, 2024 and June 30, 2023 in order to secure certain insurance obligations.

Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). On March 26, 2021, the Company amended the AR Securitization Facility to expand the eligible receivables, which increased the maximum availability to $250,000 and increased the fees on the AR Securitization Facility to 0.98% per year. On August 4, 2023, the Company amended the AR Securitization Facility, extended the term to August 4, 2026, and reduced drawn fees to 0.90% per year. Availability is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable being transferred and, therefore, at certain times, we may not be able to fully access the $250,000 of funding available under the AR Securitization Facility. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. In May 2023, the Company entered into an amendment to the AR Securitization Facility to replace LIBOR with SOFR as a reference rate available for use in the computation of interest, therefore borrowings under this facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of June 30, 2024 and June 30, 2023 was 6.35% and 6.16%, respectively.
Unsecured Shelf Facility
At June 30, 2024 and June 30, 2023, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $25,000 and $50,000, respectively. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series D" notes carried a fixed interest rate of 3.21%, and the remaining principal balance of $25,000 was paid in October 2023. The "Series E" notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due in October 2024.
Other Long-Term Borrowing
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note is held by the State of Ohio Development Services Agency and matures in November 2024.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2025	$25,105
2026	—
2027	572,300
2028	—
2029	—
Covenants
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2024, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2024, the Company's net indebtedness was less than 0.3 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at June 30, 2024.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declines over time. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During fiscal 2021, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date to January 31, 2026 and a decrease of the weighted average fixed pay rate from 2.61% to 1.63%. The pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. In May 2023, the Company entered into bilateral agreements with its swap counterparties to transition its interest rate swap agreements to SOFR, and further decreased the weighted average fixed pay rate to 1.58%. The Company made various ASC 848 elections related to changes in critical terms of the hedging relationship due to reference rate reform to not result in a dedesignation of the hedging relationship. As of May 31, 2023, the Company's interest rate swap agreement was indexed to SOFR.
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.48% as of June 30, 2024 and to a rate of 2.59% as of June 30, 2023. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $18,081 and $27,044 as of June 30, 2024 and June 30, 2023, respectively, which is included in other current assets and other assets in the consolidated balance sheet. Amounts reclassified from other comprehensive (loss) income, before tax, to interest expense totaled $(18,683), $(7,285), and $11,361 for fiscal 2024, 2023, and 2022, respectively.
NOTE 8: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2024 and June 30, 2023 totaled $22,519 and $18,637, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were valued using quoted market prices (Level 1 in the fair value hierarchy).
As of June 30, 2024, the carrying value of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximates fair value (Level 2 in the fair value hierarchy).
The revolving credit facility contains variable interest rates and its carrying value approximates fair value (Level 2 in the fair value hierarchy).

NOTE 9: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2024	2023	2022
U.S.	$467,785	$423,316	$287,367
Foreign	30,345	26,495	42,423
Income before income taxes	$498,130	$449,811	$329,790
Provision
The provision for income taxes consists of:

Year Ended June 30,	2024	2023	2022
Current:
Federal	$86,501	$84,294	$40,608
State and local	23,016	19,026	10,188
Foreign	3,925	5,468	6,404
Total current	113,442	108,788	57,200
Deferred:
Federal	(791)	(1,881)	12,467
State and local	1,159	(84)	2,659
Foreign	(1,442)	(3,751)	50
Total deferred	(1,074)	(5,716)	15,176
Total	$112,368	$103,072	$72,376
Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2024	2023	2022
Statutory income tax rate	21.0%	21.0%	21.0%
Effects of:
State and local taxes	4.0	3.5	3.3
Stock compensation	(1.2)	(1.0)	(1.5)
GILTI/FDII	(0.4)	(0.2)	0.2
R & D credit	(0.4)	(0.4)	(0.4)
U.S. tax on foreign income, net	(0.1)	—	(0.4)
Impact of foreign operations	0.3	0.2	0.4
Non-deductibles/Deductible dividend	0.9	0.6	0.2
Interest deduction	(0.4)	(0.4)	(0.6)
Valuation allowance	(0.7)	(0.6)	(0.6)
Other, net	(0.4)	0.2	0.3
Effective income tax rate	22.6%	22.9%	21.9%

Consolidated Balance Sheets
Significant components of the Company’s deferred tax assets and liabilities are as follows:

June 30,	2024	2023
Deferred tax assets:
Compensation liabilities not currently deductible	$18,646	$17,726
Other expenses and reserves not currently deductible	15,008	18,215
Leases	34,771	26,345
Net operating loss carryforwards	6,340	6,809
Capitalization of R&D costs	17,584	11,646
Other	300	381
Total deferred tax assets	$92,649	$81,122
Less: Valuation allowance	(158)	(3,459)
Deferred tax assets, net of valuation allowance	$92,491	$77,663
Deferred tax liabilities:
Inventories	$(18,086)	$(15,174)
Goodwill and intangibles	(63,733)	(52,463)
Leases	(34,473)	(26,179)
Hedging instrument	(5,965)	(9,081)
Depreciation and differences in property bases	(10,506)	(9,757)
Total deferred tax liabilities	(132,763)	(112,654)
Net deferred tax liabilities	$(40,272)	$(34,991)
Net deferred tax liabilities are classified as follows:
Other assets	$11,306	$9,990
Other liabilities	(51,578)	(44,981)
Net deferred tax liabilities	$(40,272)	$(34,991)
As of June 30, 2024 and 2023, the Company had foreign net operating loss carryforwards of approximately $24,627 and $29,374, respectively, the tax benefit of which is approximately $6,146 and $6,440, respectively. These loss carryforwards will expire at various dates beginning in 2036. As of June 30, 2024 and 2023, the Company had state net operating loss carryforwards, the tax benefit of which is approximately $194 and $466, respectively, which will expire at various dates beginning in 2034.
Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future income levels. The Company evaluates the realization of its deferred tax assets each quarter throughout the year. During the years ended June 30, 2024 and 2023, the Company recorded a net tax benefit related to the change in valuation allowances of $3,283 and $2,657, respectively. The total valuation allowance provided against the deferred tax assets is $158 and $3,415 as of June 30, 2024 and 2023, respectively.
As of June 30, 2024, the Company had accumulated undistributed earnings of non-U.S. subsidiaries of approximately $186,420. The vast majority of such earnings have previously been subjected to the one-time transition tax or the Global Intangible Low Taxed Income (GILTI) inclusion. Therefore, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in U.S. federal, various state, local, and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2024, 2023, and 2022:

Year Ended June 30,	2024	2023	2022
Unrecognized Income Tax Benefits at beginning of the year	$4,821	$4,926	$5,230
Current year tax positions	105	622	505
Prior year tax positions	(412)	(86)	(83)
Expirations of statutes of limitations	(1,466)	(641)	(726)
Unrecognized Income Tax Benefits at end of year	$3,048	$4,821	$4,926
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. During 2024, 2023, and 2022, the Company recognized $296, $239, and $(362) of expense (income), respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $1,411, $1,115, and $876 as of June 30, 2024, 2023, and 2022, respectively. The Company anticipates a decrease to unrecognized income tax benefits within the next twelve months of approximately $2,250, of which all would affect the effective income tax rate. Included in the balance of unrecognized income tax benefits at June 30, 2024, 2023, and 2022 are $2,946, $4,722, and $4,813 respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to U.S. federal income tax examinations for the tax years 2019 through 2024 and to state and local income tax examinations for the tax years 2018 through 2024. In addition, the Company is subject to foreign income tax examinations for the tax years 2017 through 2024.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year, or as a reduction of a deferred tax asset.
NOTE 10: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2024, 128 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss for the years ended June 30, 2024, 2023, and 2022, are composed of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at July 1, 2021	$(80,838)	$(3,673)	$(8,581)	$(93,092)
Other comprehensive (loss) income	(9,900)	2,142	19,770	12,012
Amounts reclassified from accumulated other comprehensive loss	—	228	8,557	8,785
Net current-period other comprehensive (loss) income	(9,900)	2,370	28,327	20,797
Balance at June 30, 2022	(90,738)	(1,303)	19,746	(72,295)
Other comprehensive income	7,639	1,082	13,759	22,480
Amounts reclassified from accumulated other comprehensive loss	—	24	(5,505)	(5,481)
Net current-period other comprehensive income	7,639	1,106	8,254	16,999
Balance at June 30, 2023	(83,099)	(197)	28,000	(55,296)
Other comprehensive (loss) income	(12,467)	(101)	4,499	(8,069)
Amounts reclassified from accumulated other comprehensive loss	—	(93)	(14,108)	(14,201)
Net current-period other comprehensive loss	(12,467)	(194)	(9,609)	(22,270)
Balance at June 30, 2024	$(95,566)	$(391)	$18,391	$(77,566)

Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

Year Ended June 30,	2024			2023			2022
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense	Net Amount
Foreign currency translation adjustments	$(12,544)	$(77)	$(12,467)	$7,723	$84	$7,639	$(9,862)	$38	$(9,900)
Post-employment benefits:
Actuarial (loss) gain on re-measurement	(134)	(33)	(101)	405	100	305	2,839	697	2,142
Reclassification of actuarial losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(117)	(24)	(93)	36	12	24	300	72	228
Termination of pension plan	—	—	—	1,031	254	777	—	—	—
Unrealized gain on cash flow hedge	5,958	1,459	4,499	18,174	4,415	13,759	26,204	6,434	19,770
Reclassification of interest from cash flow hedge into interest expense	(18,683)	(4,575)	(14,108)	(7,285)	(1,780)	(5,505)	11,361	2,804	8,557
Other comprehensive (loss) income	$(25,520)	$(3,250)	$(22,270)	$20,084	$3,085	$16,999	$30,842	$10,045	$20,797
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
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2024	2023	2022
Net Income	$385,762	$346,739	$257,414
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	38,672	38,592	38,471
Dilutive effect of potential common shares	585	628	634
Weighted-average common shares outstanding for dilutive computation	39,257	39,220	39,105
Net Income Per Share — Basic	$9.98	$8.98	$6.69
Net Income Per Share — Diluted	$9.83	$8.84	$6.58
Stock awards relating to 99, 84 and 106 shares of common stock were outstanding at June 30, 2024, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.

NOTE 11: SHARE-BASED COMPENSATION
Share-Based Incentive Plans
Following approval by the Company's shareholders in October 2023, the 2023 Long-Term Performance Plan (the "2023 Plan") replaced the 2019 Long-Term Performance Plan. The 2023 Plan, which expires in 2028, provides for granting of SARs, stock options, stock awards, cash awards, and such other awards or combination thereof as the Executive Organization and Compensation Committee or, in the case of director awards, the Corporate Governance & Sustainability Committee of the Board of Directors (together referred to as the "Committee") may determine to officers, other key employees and members of the Board of Directors. Grants are generally made at regularly scheduled committee meetings. Compensation costs charged to expense under award programs paid (or to be paid) with shares (including SARs, performance shares, restricted stock, and RSUs) are summarized in the table below:

Year Ended June 30,	2024	2023	2022
SARs	$3,448	$2,785	$3,284
Performance shares	4,232	5,302	4,549
Restricted stock and RSUs	5,264	4,274	4,009
Total compensation costs under award programs	$12,944	$12,361	$11,842
Such amounts are included in selling, distribution, and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $5,885, $7,886, and $5,105 for fiscal 2024, 2023, and 2022, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.

The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2024 is summarized in the table below:

June 30,	2024	Average Expected Period of Expected Recognition (Years)
SARs	$5,113	2.6
Performance shares	6,415	1.7
Restricted stock and RSUs	3,050	2.1
Total unrecognized compensation costs under award programs	$14,578	2.1
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.1 years. The aggregate number of shares of common stock which may be awarded under the 2023 Plan is 1,600; shares available for future grants at June 30, 2024 were 1,584.
Stock Appreciation Rights and Stock Options
The weighted-average assumptions used for SARs grants issued in fiscal 2024, 2023, and 2022 are:

	2024	2023	2022
Expected life, in years	6.0	6.2	6.4
Risk free interest rate	4.1%	2.9%	1.0%
Dividend yield	1.0%	1.3%	1.5%
Volatility	37.0%	35.5%	34.3%
Per share fair value of SARs granted during the year	$55.65	$35.98	$26.18
The expected life is based upon historical exercise experience of the officers, other key employees, and members of the Board of Directors. The risk free interest rate is based upon U.S. Treasury zero-coupon bonds with remaining terms equal to the expected life of the SARs. The assumed dividend yield has been estimated based upon the Company’s historical results and expectations for changes in dividends and stock prices. The volatility assumption is calculated based upon historical daily price observations of the Company’s common stock for a period equal to the expected life.
SARs are redeemable solely in Company common stock. The exercise price of stock option awards may be settled by the holder with cash or by tendering Company common stock.

A summary of SARs and stock options activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2024
(Shares in thousands)
Outstanding, beginning of year	816	$70.11
Granted	102	143.72
Exercised	(188)	61.25
Forfeited	(18)	83.67
Outstanding, end of year	712	$82.65
Exercisable at end of year	472	$65.93
Expected to vest at end of year	706	$82.29
The weighted-average remaining contractual terms for SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2024 were 5.8, 4.6, and 5.8 years, respectively. The aggregate intrinsic values of SARs and stock options outstanding, exercisable, and expected to vest at June 30, 2024 were $79,326 $60,488, and $78,921, respectively. The aggregate intrinsic value of the SARs and stock options exercised during fiscal 2024, 2023, and 2022 was $19,700, $20,170, and $17,015, respectively.
The total fair value of shares vested during fiscal 2024, 2023, and 2022 was $2,550, $2,691, and $2,341, respectively.
Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the Committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of non-vested performance shares activity at June 30, 2024 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2024
(Shares in thousands)
Non-vested, beginning of year	159	$66.74
Awarded	42	99.79
Vested	(100)	53.50
Non-vested, end of year	101	$93.73
The Committee set three one-year goals for each of the 2024, 2023, and 2022 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. For the outstanding grants as of June 30, 2024, the maximum number of shares that could be earned in future periods was 53.
Restricted Stock and Restricted Stock Units
Under the 2023 Plan, restricted stock award recipients have voting rights with respect to their shares, but are restricted from selling or transferring the shares prior to vesting; dividends are accrued and paid upon vesting. Restricted stock awards vest over periods of one to four years. RSUs are grants valued in shares of Applied stock, but shares are not issued until the grants vest three to five years from the award date, assuming continued employment with Applied; dividend equivalents on RSUs are accrued and paid upon vesting.

A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2024 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2024
(Share amounts in thousands)
Non-vested, beginning of year	143	$83.35
Granted	29	151.53
Forfeitures	(4)	84.96
Vested	(38)	81.50
Non-vested, end of year	130	$99.05

NOTE 12: LEASES
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution and administrative expense on the statements of consolidated income. Operating lease costs and short-term lease costs were $38,905 and $12,683, respectively, for the year ended June 30, 2024 and $35,982 and $9,153, respectively, for the year ended June 30, 2023. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

June 30,	2024	2023
Operating lease assets, net	$133,289	$100,677

Operating lease liabilities
Other current liabilities	$33,466	$31,173
Other liabilities	104,143	72,704
Total operating lease liabilities	$137,609	$103,877

June 30,	2024	2023
Weighted average remaining lease term (years)	5.5	4.9
Weighted average incremental borrowing rate	4.51%	3.67%

Year Ended June 30,	2024	2023
Cash paid for operating leases	$38,130	$35,545
Right of use assets obtained in exchange for new operating lease liabilities	$67,535	$30,605

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2025	$38,617
2026	33,357
2027	26,843
2028	19,466
2029	14,208
Thereafter	23,456
Total lease payments	155,947
Less interest	18,338
Present value of lease liabilities	$137,609
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,250 in 2024, $1,500 in 2023, and $2,100 in 2022.
NOTE 13: SEGMENT INFORMATION
The Company's reportable segments are: Service Center Based Distribution and Engineered Solutions. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center Based Distribution segment operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of motion control infrastructure and production equipment. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment. The Engineered Solutions segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, and engineered flow control products and services. This segment also includes our operations that focus on advanced automation solutions including machine vision, robotics, motion control, and smart technologies.
The accounting policies of the Company’s reportable segments are generally the same as those described in Note 1. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment of $52,574, $48,450, and $37,163, in 2024, 2023, and 2022, respectively, have been eliminated in the following table.
Segment Financial Information

	Service Center Based Distribution	Engineered Solutions	Total
Year Ended June 30, 2024
Net sales	$3,056,555	$1,422,851	$4,479,406
Operating income for reportable segments	400,182	206,844	607,026
Assets used in the business	1,865,269	1,086,641	2,951,910
Depreciation and amortization of property	17,700	5,731	23,431
Capital expenditures	18,040	6,824	24,864
Year Ended June 30, 2023
Net sales	$2,966,842	$1,445,952	$4,412,794
Operating income for reportable segments	373,439	203,404	576,843
Assets used in the business	1,736,393	1,006,939	2,743,332
Depreciation and amortization of property	17,932	4,334	22,266
Capital expenditures	15,390	11,086	26,476
Year Ended June 30, 2022
Net sales	$2,565,604	$1,245,072	$3,810,676
Operating income for reportable segments	301,881	156,644	458,525
Assets used in the business	1,455,293	997,295	2,452,588
Depreciation and amortization of property	17,509	4,167	21,676
Capital expenditures	14,486	3,638	18,124

A reconciliation of operating income for reportable segments to the consolidated income before income taxes is as follows:

Year Ended June 30,	2024	2023	2022
Operating income for reportable segments	$607,026	$576,843	$458,525
Adjustments for:
Intangible amortization — Service Center Based Distribution	3,188	2,857	3,435
Intangible amortization — Engineered Solutions	25,735	27,948	28,444
Corporate and other expense, net	82,280	72,887	68,788
Total operating income	495,823	473,151	357,858
Interest expense, net	2,831	21,639	26,263
Other (income) expense, net	(5,138)	1,701	1,805
Income before income taxes	$498,130	$449,811	$329,790
Fluctuations in corporate and other expense, net, are due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.
Geographic Information
Long-lived assets are based on physical locations and are composed of the net book value of property and right of use assets. Information by geographic area is as follows:

June 30,	2024	2023
Long-Lived Assets:
United States	$209,987	$176,025
Canada	26,436	29,817
Other Countries	15,393	9,876
Total	$251,816	$215,718
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
NOTE 15: OTHER (INCOME) EXPENSE, NET
Other (income) expense, net, consists of the following:

Year Ended June 30,	2024	2023	2022
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(3,300)	$(2,223)	$2,612
Foreign currency transaction (gains) losses	(1,099)	3,284	(65)
Net other periodic post-employment costs	114	1,470	610
Life insurance income, net	(855)	(668)	(1,374)
Other, net	2	(162)	22
Total other (income) expense, net	$(5,138)	$1,701	$1,805

NOTE 16: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2024 through the date the financial statements were issued.
On August 1, 2024, the Company acquired substantially all of the net assets of Total Machine Solutions (TMS) and 100% of the outstanding shares of Stanley Proctor. TMS is a Fairfield, NJ provider of electrical and mechanical power transmission products and solutions including bearings, drives, motors, conveyor components, and related repair services. The purchase price for TMS was $6,500 and it is included in the Service Center Based Distribution segment. Stanley Proctor, based in Twinsburg, OH, provides hydraulic, pneumatic, measurement, control, and instrumentation components, as well as fluid power engineered systems. The purchase price for Stanley Proctor was $3,200 and it is included in the Engineered Solutions segment. The Company funded both acquisitions using available cash.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Management determined that the Company’s internal control over financial reporting was effective as of June 30, 2024.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer, Treasurer, & Principal Accounting Officer
August 16, 2024

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 16, 2024, expressed an unqualified opinion on those financial statements.
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

Cleveland, Ohio
August 16, 2024

ITEM 9B. OTHER INFORMATION.
During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's proxy statement relating to the annual meeting of shareholders to be held October 22, 2024, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this report in Part I, after Item 4, under the caption “Information about our Executive Officers.”
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 22, 2024, under the captions “Director Compensation,” “Executive Compensation,” ”Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity compensation plan information is incorporated herein by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 22, 2024, under the caption "Equity Compensation Plan Information (as of June 30, 2024)".
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 22, 2024, under the caption “Holdings of Major Shareholders, Officers, and Directors.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 22, 2024, under the caption “Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), fees and services required by this Item is incorporated herein by reference to Applied's proxy statement for the annual meeting of shareholders to be held October 22, 2024, under the caption “Item 3 - Vote to Ratify Appointment of Independent Auditors.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2024, 2023, and 2022

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2024, 2023, and 2022

•	Consolidated Balance Sheets at June 30, 2024 and 2023

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2024, 2023, and 2022

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2024, 2023, and 2022

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2024, 2023, and 2022

•	Supplementary Data:
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

4.7
First Amendment Agreement, dated as of May 12, 2023, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and the Lenders set forth therein (filed as Exhibit 4.7 to the Company's Form 10-K for the fiscal year ended June 30, 2023 filed August 11, 2023, SEC File No. 1-2299, and incorporated here by reference).

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

4.10
Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of May 12, 2023, by and among AIT Receivables, LLC, Applied Industrial Technologies, Inc., PNC Bank, National Association, Regions Bank, and PNC Capital Markets LLC (filed as Exhibit 4.10 to the Company's Form 10-K for the fiscal year ended June 30, 2023 filed August 11, 2023, SEC File No. 1-2299, and incorporated here by reference).

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

*10.1	A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the annual meeting of shareholders to be held October 22, 2024 under the caption “Director Compensation.”

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

*10.7	2019 Long-Term Performance Plan, amended and restated (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2019, SEC File No. 1-2299, and incorporated here by reference).

*10.8	2023 Long-Term Performance Plan (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2023, SEC File No. 1-2299, and incorporated here by reference).

*10.9	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K filed November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.10	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2020, SEC File No. 1-2299, and incorporated here by reference).

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

*10.17	Management Incentive Plan General Terms.

*10.18	Restricted Stock Units Terms and Conditions (August 2024 revision).

*10.19	Performance Shares Terms and Conditions (August 2024 revision).

*10.20	Stock Appreciation Rights Award Terms and Conditions (August 2024 revision).

*10.21	Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.1 to Applied's Form 8-K filed August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.22
Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.18 to the Company's Form 10-K for the fiscal year ended June 30, 2023 filed August 11, 2023, SEC File No. 1-2299, and incorporated here by reference).

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

*10.31
A written description of Applied's Retiree Health Care Coverage for Neil A. Schrimsher (filed as Exhibit 10.35 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference).

19
Applied's Insider Trading Policy (filed as Exhibit 19 to the Company's Form 10-K for the fiscal year ended June 30, 2023 filed August 11, 2023, SEC File No. 1-2299, and incorporated here by reference).

21	Applied’s subsidiaries at June 30, 2024.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

97	Policy for the Recovery of Erroneously Awarded Compensation.

101	The following financial information from Applied Industrial Technologies, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Income, (ii) the Statements of Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Shareholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2024, 2023, AND 2022
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	(Deductions) Additions Charged to Cost and Expenses	(Deductions) Additions Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2024
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$22,334	$(205)	$—		$9,066	(B)	$13,063
Returns reserve	12,635	—	(1,820)	(A)	—		10,815
	$34,969	$(205)	$(1,820)		$9,066		$23,878
Year Ended June 30, 2023
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$17,522	$5,619	$—		$807	(B)	$22,334
Returns reserve	10,522	—	2,113	(A)	—		12,635
	$28,044	$5,619	$2,113		$807		$34,969
Year Ended June 30, 2022
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$16,455	$3,193	$—		$2,126	(B)	$17,522
Returns reserve	9,772	—	750	(A)	—		10,522
	$26,227	$3,193	$750		$2,126		$28,044
(A)Amounts in the years ending June 30, 2024, 2023 and 2022 represent reserves recorded for the return of merchandise by customers. The Company adopted ASC 606 - Revenue from Contracts with Customers effective July 1, 2018 which requires the Company's sales returns reserve to be established at the gross sales value with an asset established for the value of the expected product to be returned.
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
Date: August 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Madhuri A. Andrews, Director	Shelly M. Chadwick, Director

*	*
Mary Dean Hall, Director	Dan P. Komnenovich, Director

*	*
Robert J. Pagano, Jr., Director	Vincent K. Petrella, Director

*	/s/ Neil A. Schrimsher
Joe A. Raver, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director

*	*
Peter C. Wallace, Director and Chairman	Richard J. Simoncic, Director

/s/ Jon S. Ploetz
Jon S. Ploetz, as attorney in fact
for persons indicated by “*”
Date: August 16, 2024