Form 10-K/A
period 2024-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2024-09-10
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
Applied Industrial Technologies, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the "Original Filing"), which was filed with the Securities and Exchange Commission ("SEC") on August 16, 2024, solely for the purpose of adding the conformed signature of Deloitte & Touche LLP to the Report of Independent Registered Public Accounting Firm included in Item 8 and Item 9A of Part II of the Original Filing (the "Audit Reports"). The signed Audit Reports were received by the Company prior to the Original Filing being filed with the SEC, but the conformed signature in the Audit Reports was inadvertently omitted from the Original Filing.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains the complete text of Item 8. Financial Statements and Supplementary Data, Item 9A. Controls and Procedures, and Item 15. Exhibits, Financial Statement Schedules, as well as certifications of the Company's Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, each dated as of the date of this Amendment.
Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way the financial or other information contained in the Original Filing. This Form 10-K/A speaks as of the filing date of the Original Filing and does not reflect events that may have occurred subsequent to the filing date of the Original Filing. Accordingly, this Amendment No. 1 should be read together with the Original Filing.

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

/s/ DELOITTE & TOUCHE LLP

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
August 16, 2024

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

Page No.

Schedule II - Valuation and Qualifying Accounts: Pg. 37
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

*10.17	Management Incentive Plan General Terms (filed as Exhibit 10.17 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.18	Restricted Stock Units Terms and Conditions (August 2024 revision) (filed as Exhibit 10.18 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.19	Performance Shares Terms and Conditions (August 2024 revision) (filed as Exhibit 10.19 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.20
Stock Appreciation Rights Award Terms and Conditions (August 2024 revision) (filed as Exhibit 10.20 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

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

21	Applied’s subsidiaries at June 30, 2024 (filed as Exhibit 21 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure (filed as Exhibit 95 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

97	Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

101	The following financial information from Applied Industrial Technologies, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Income, (ii) the Statements of Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Shareholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: September 10, 2024

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
Date: September 10, 2024