Form 10-Q
period 2024-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2024-10-25
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2024

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

There were 38,446,528 (no par value) shares of common stock outstanding on October 18, 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2024	2023
Net sales	$1,098,944	$1,095,188
Cost of sales	773,862	770,106
Gross profit	325,082	325,082
Selling, distribution and administrative expense, including depreciation	211,910	204,402
Operating income	113,172	120,680
Interest (income) expense, net	(627)	1,320
Other (income) expense, net	(2,281)	431
Income before income taxes	116,080	118,929
Income tax expense	24,017	25,103
Net income	$92,063	$93,826
Net income per share - basic	$2.40	$2.42
Net income per share - diluted	$2.36	$2.39
Weighted average common shares outstanding for basic computation	38,398	38,700
Dilutive effect of potential common shares	546	610
Weighted average common shares outstanding for diluted computation	38,944	39,310
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2024	2023
Net income per the condensed statements of consolidated income	$92,063	$93,826

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(2,266)	(6,270)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other (income) expense, net and included in net periodic pension costs	(5)	(30)
Unrealized (loss) gain on cash flow hedge	(4,159)	3,634
Reclassification of interest from cash flow hedge into interest (income) expense, net	(4,691)	(4,638)
Total other comprehensive loss, before tax	(11,121)	(7,304)
Income tax benefit related to items of other comprehensive loss	(2,179)	(230)
Other comprehensive loss, net of tax	(8,942)	(7,074)
Comprehensive income, net of tax	$83,121	$86,752
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2024	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$538,520	$460,617
Accounts receivable, net	691,512	724,878
Inventories	497,568	488,258
Other current assets	81,950	96,148
Total current assets	1,809,550	1,769,901
Property, less accumulated depreciation of $247,597 and $244,640	119,061	118,527
Operating lease assets, net	145,043	133,289
Identifiable intangibles, net	242,744	245,870
Goodwill	624,217	619,395
Other assets	62,596	64,928
TOTAL ASSETS	$3,003,211	$2,951,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$265,136	$266,949
Current portion of long-term debt	25,003	25,055
Compensation and related benefits	69,505	93,204
Other current liabilities	118,656	115,892
Total current liabilities	478,300	501,100
Long-term debt	572,288	572,279
Other liabilities	200,546	189,750
TOTAL LIABILITIES	1,251,134	1,263,129
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	191,325	193,778
Retained earnings	2,213,868	2,121,838
Treasury shares—at cost (15,767 and 15,804 shares, respectively)	(576,608)	(559,269)
Accumulated other comprehensive loss	(86,508)	(77,566)
TOTAL SHAREHOLDERS’ EQUITY	1,752,077	1,688,781
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,003,211	$2,951,910
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$92,063	$93,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	5,924	5,717
Amortization of intangibles	7,600	7,393
Provision for losses on accounts receivable	1,056	867
Amortization of stock appreciation rights and options	1,326	844
Other share-based compensation expense	1,675	1,976
Changes in operating assets and liabilities, net of acquisitions	16,587	(45,245)
Other, net	1,516	831
Net Cash provided by Operating Activities	127,747	66,209
Cash Flows from Investing Activities
Net cash paid for acquisitions, net of cash acquired	(10,498)	(21,440)
Capital expenditures	(5,549)	(4,340)
Proceeds from property sales	831	123
Net Cash used in Investing Activities	(15,216)	(25,657)
Cash Flows from Financing Activities
Long-term debt repayments	(63)	(62)
Purchases of treasury shares	(9,980)	—
Interest rate swap settlement receipts	3,738	3,558
Dividends paid	(14,218)	(13,551)
Acquisition holdback payments	(1,210)	(562)
Taxes paid for shares withheld for equity awards	(12,314)	(11,866)
Net Cash used in Financing Activities	(34,047)	(22,483)
Effect of Exchange Rate Changes on Cash	(581)	(1,690)
Increase in Cash and Cash Equivalents	77,903	16,379
Cash and Cash Equivalents at Beginning of Period	460,617	344,036
Cash and Cash Equivalents at End of Period	$538,520	$360,415
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended September 30, 2024	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2024	38,409	$10,000	$193,778	$2,121,838	$(559,269)	$(77,566)	$1,688,781
Net income				92,063			92,063
Other comprehensive loss						(8,942)	(8,942)
Cash dividends — $0.37 per share				(9)			(9)
Purchases of common stock for treasury	(52)				(10,479)		(10,479)
Treasury shares issued for:
Exercise of stock appreciation rights	19		(1,106)		(1,339)		(2,445)
Performance share awards	34		(2,213)		(3,294)		(5,507)
Restricted stock units	37		(2,123)		(2,136)		(4,259)
Compensation expense — stock appreciation rights			1,326				1,326
Other share-based compensation expense			1,675				1,675
Other	(1)		(12)	(24)	(91)		(127)
Balance at September 30, 2024	38,446	$10,000	$191,325	$2,213,868	$(576,608)	$(86,508)	$1,752,077

For the Period Ended September 30, 2023	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2023	38,657	$10,000	$188,646	$1,792,632	$(477,545)	$(55,296)	$1,458,437
Net income				93,826			93,826
Other comprehensive loss						(7,074)	(7,074)
Cash dividends — $0.35 per share				(23)			(23)
Treasury shares issued for:
Exercise of stock appreciation rights	32		(1,681)		(1,912)		(3,593)
Performance share awards	54		(3,072)		(3,487)		(6,559)
Restricted stock units	13		(726)		(910)		(1,636)
Compensation expense — stock appreciation rights			844				844
Other share-based compensation expense			1,976				1,976
Other	(1)		(1)	(3)	(78)		(82)
Balance at September 30, 2023	38,755	$10,000	$185,986	$1,886,432	$(483,932)	$(62,370)	$1,536,116

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2024, and the results of its operations and its cash flows for the three month periods ended September 30, 2024 and 2023, have been included. The condensed consolidated balance sheet as of June 30, 2024 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Operating results for the three month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2025.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $1,976 and $4,591 in the three months ended September 30, 2024 and 2023, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
Recently Issued Accounting Guidance
In December 2023, the Financial Accounting Standards Board (FASB) issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for annual periods beginning after December 15, 2024. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.
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
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three months ended September 30, 2024 and 2023. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Three Months Ended September 30,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$625,682	$331,551	$957,233	$617,262	$342,096	$959,358
Canada	71,476	—	71,476	75,300	—	75,300
Other countries	52,581	17,654	70,235	53,971	6,559	60,530
Total	$749,739	$349,205	$1,098,944	$746,533	$348,655	$1,095,188

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2024 and 2023 (data excludes recent acquisitions):

	Three Months Ended September 30,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	35.2%	39.0%	36.4%	34.7%	37.4%	35.5%
Industrial Machinery	8.1%	22.6%	12.5%	8.9%	25.2%	14.1%
Food	15.3%	3.1%	11.5%	13.7%	3.0%	10.3%
Metals	11.2%	8.2%	10.3%	10.7%	8.1%	9.9%
Forest Products	11.8%	3.2%	9.2%	12.5%	3.8%	9.7%
Chem/Petrochem	2.9%	16.2%	6.9%	2.7%	16.1%	7.0%
Cement & Aggregate	7.3%	1.3%	5.5%	7.1%	1.2%	5.2%
Transportation	3.8%	4.7%	4.1%	3.7%	3.6%	3.7%
Oil & Gas	4.4%	1.7%	3.6%	6.0%	1.6%	4.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2024 and 2023 (data excludes recent acquisitions):

	Three Months Ended September 30,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.9%	11.0%	29.7%	37.6%	10.1%	28.9%
General MRO & Other	22.2%	18.1%	20.8%	21.3%	16.3%	19.8%
Fluid Power	13.9%	33.8%	20.0%	14.1%	38.7%	21.9%
Bearings, Linear & Seals	26.0%	0.5%	18.2%	27.0%	0.5%	18.5%
Specialty Flow Control	—%	36.6%	11.3%	—%	34.4%	10.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Contract Assets
The Company’s contract assets consist of unbilled amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	September 30, 2024	June 30, 2024	$ Change	% Change
Contract assets	$12,543	$12,648	$(105)	(0.8)%
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
Fiscal 2025 Acquisitions
On August 1, 2024, the Company acquired substantially all of the net assets of Total Machine Solutions (TMS), a Fairfield, New Jersey based provider of electrical and mechanical power transmission products and solutions including bearings, drives, motors, conveyor components, and related repair services. TMS is included in the Service Center Based Distribution segment. The purchase price for TMS was $6,500, net tangible assets acquired were $1,024, and intangible assets including goodwill were $5,476 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2024, the Company acquired 100% of the outstanding shares of Stanley Proctor, a Twinsburg, Ohio based provider of hydraulic, pneumatic, measurement, control, and instrumentation components, as well as fluid power engineered systems. Stanley Proctor is included in the Engineered Solutions segment. The purchase price for Stanley Proctor was $3,998, net tangible assets acquired were $548, and intangible assets including goodwill were $3,450 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2024 Acquisitions
On May 1, 2024, the Company acquired 100% of the outstanding shares of Grupo Kopar (Kopar), a Monterrey, Mexico based provider of emerging automation technologies and engineered solutions. Kopar is included in the Engineered Solutions segment. The purchase price for the acquisition was $61,225, net liabilities assumed were $2,870, and intangible assets including goodwill were $64,095 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. (BDI), a Columbia, South Carolina based provider of bearings, power transmission, and industrial motion products, and related service and repair capabilities. BDI is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $17,926, net tangible assets acquired were $4,102, and intangible assets including goodwill were $13,824 based upon estimated fair values at the acquisition date. The purchase price includes $1,800 of acquisition holdback payments, of which $900 was paid in the three months ended September 30, 2024. The remaining balance is included in other current liabilities on the condensed consolidated balance sheet as of September 30, 2024, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 3.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. (Cangro), a Farmingdale, New York based provider of bearings, power transmission, and industrial motion products, and related service and repair capabilities. Cangro is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,070, and intangible assets including goodwill were $4,149 based upon estimated fair values at the acquisition date. The purchase price includes $930 of acquisition holdback payments, of which $310 was paid in the three months ended September 30, 2024. The remaining balance is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of September 30, 2024, and will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2024 and the three month period ended September 30, 2024 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2023	$211,231	$367,187	$578,418
Goodwill acquired during the year	9,712	32,634	42,346
Other, primarily currency translation	(1,369)	—	(1,369)
Balance at June 30, 2024	219,574	399,821	619,395
Goodwill acquired during the period	2,827	2,066	4,893
Other, primarily currency translation	(71)	—	(71)
Balance at September 30, 2024	$222,330	$401,887	$624,217
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2024. Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2024, therefore no impairment exists.
At September 30, 2024 and June 30, 2024, accumulated goodwill impairment losses totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2024	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$397,076	$211,513	$185,563
Trade names	88,836	36,399	52,437
Other	6,582	1,838	4,744
Total Identifiable Intangibles	$492,494	$249,750	$242,744

June 30, 2024	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$394,114	$205,422	$188,692
Trade names	88,848	34,891	53,957
Other	4,946	1,725	3,221
Total Identifiable Intangibles	$487,908	$242,038	$245,870
Finite-lived identifiable intangible assets are written off when they become fully amortized.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
During the three month period ended September 30, 2024, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$2,738	20.0
Other	1,725	15.0
Total Identifiable Intangibles	$4,463	18.1
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2024) for the next five years is as follows: $22,000 for the remainder of 2025, $27,700 for 2026, $25,600 for 2027, $23,800 for 2028, $22,100 for 2029 and $20,700 for 2030.
5.     DEBT
A summary of long-term debt, including the current portion, follows:

	September 30, 2024	June 30, 2024
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Series E notes	25,000	25,000
Other	42	105
Total debt	$597,342	$597,405
Less: unamortized debt issuance costs	51	71
	$597,291	$597,334
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515,757 and $515,800 at September 30, 2024 and June 30, 2024, respectively, and are available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $243 and $200 at September 30, 2024 and June 30, 2024, respectively, to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.75% and 6.24% as of September 30, 2024 and June 30, 2024, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5,336 and $4,046 as of September 30, 2024 and June 30, 2024, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The AR Securitization Facility's maximum borrowing capacity is $250,000, fees on amounts borrowed are 0.90% per year, and the term goes to August 4, 2026. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The interest rate on the AR Securitization Facility as of September 30, 2024 and June 30, 2024 was 5.85% and 6.35%, respectively.
Unsecured Shelf Facility
At September 30, 2024 and June 30, 2024, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $25,000. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The “Series E” notes have a principal amount of $25,000, carry a fixed interest rate of 3.08%, and are due on October 30, 2024.
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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declined over time to $384,000 as principal payments were made. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. During fiscal 2021, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date to January 31, 2026. The pay-fixed interest rate swap is considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The weighted average fixed pay rate is 1.58% and the interest rate swap is indexed to SOFR. The Company made various accounting elections related to changes in critical terms of the hedging relationship due to reference rate reform to preserve the hedging relationship.
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.48% as of September 30, 2024 and June 30, 2024. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $10,166 and $18,081 as of September 30, 2024 and June 30, 2024, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive loss, before tax, to interest (income) expense, net was income of $4,691 and $4,638 for the three months ended September 30, 2024 and 2023, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at September 30, 2024 and June 30, 2024 totaled $24,360 and $22,519, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of September 30, 2024 and June 30, 2024, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).
8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at June 30, 2024	$(95,566)	$(391)	$18,391	$(77,566)
Other comprehensive loss	(2,256)	—	(3,141)	(5,397)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	(3,542)	(3,545)
Net current-period other comprehensive loss	(2,256)	(3)	(6,683)	(8,942)
Balance at September 30, 2024	$(97,822)	$(394)	$11,708	$(86,508)

	Three Months Ended September 30, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at June 30, 2023	$(83,099)	$(197)	$28,000	$(55,296)
Other comprehensive (loss) income	(6,292)	—	2,744	(3,548)
Amounts reclassified from accumulated other comprehensive loss	—	(24)	(3,502)	(3,526)
Net current-period other comprehensive loss	(6,292)	(24)	(758)	(7,074)
Balance at September 30, 2023	$(89,391)	$(221)	$27,242	$(62,370)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive Loss
Details of other comprehensive loss are as follows:

	Three Months Ended September 30,
	2024			2023
	Pre-Tax Amount	Tax Benefit	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(2,266)	$(10)	$(2,256)	$(6,270)	$22	$(6,292)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other (income) expense, net and included in net periodic pension costs	(5)	(2)	(3)	(30)	(6)	(24)
Unrealized (loss) gain on cash flow hedge	(4,159)	(1,018)	(3,141)	3,634	890	2,744
Reclassification of interest from cash flow hedge into interest (income) expense, net	(4,691)	(1,149)	(3,542)	(4,638)	(1,136)	(3,502)
Other comprehensive loss	$(11,121)	$(2,179)	$(8,942)	$(7,304)	$(230)	$(7,074)
Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2024 and September 30, 2023, stock options and stock appreciation rights related to 87 and 96 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $1,976 and $4,591 in the three months ended September 30, 2024 and 2023, respectively, is recorded in cost of sales in the condensed statements of income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $13,299 and $12,318, in the three months ended September 30, 2024 and 2023, respectively, have been eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
September 30, 2024
Net sales	$749,739	$349,205	$1,098,944
Operating income for reportable segments	94,627	48,145	142,772
Assets used in the segment	1,894,467	1,108,744	3,003,211
Depreciation and amortization of property	4,419	1,505	5,924
Capital expenditures	4,435	1,114	5,549

September 30, 2023
Net sales	$746,533	$348,655	$1,095,188
Operating income for reportable segments	96,881	49,595	146,476
Assets used in the segment	1,749,309	1,001,202	2,750,511
Depreciation and amortization of property	4,436	1,281	5,717
Capital expenditures	3,634	706	4,340

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended
	September 30,
	2024	2023
Operating income for reportable segments	$142,772	$146,476
Adjustment for:
Intangible amortization—Service Center Based Distribution	802	677
Intangible amortization—Engineered Solutions	6,798	6,716
Corporate and other expense, net	22,000	18,403
Total operating income	113,172	120,680
Interest (income) expense, net	(627)	1,320
Other (income) expense, net	(2,281)	431
Income before income taxes	$116,080	$118,929
Corporate and other expense, net reflect expenses being allocated to the segments including corporate charges for working capital, logistics support, and other items.
10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended
	September 30,
	2024	2023
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,207)	$553
Gains on foreign currency transactions	(886)	(71)
Net other periodic post-employment costs	36	26
Life insurance income, net	(119)	(137)
Other, net	(105)	60
Total other (income) expense, net	$(2,281)	$431
11.    SUBSEQUENT EVENTS
We evaluated events and transactions occurring subsequent to September 30, 2024 through the date the financial statements were issued noting no significant subsequent events requiring disclosure.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

With more than 6,500 employees across North & Central America, Australia, New Zealand, and Singapore, Applied Industrial Technologies (“Applied,” the “Company,” “we,” “us,” or “our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2025, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Singapore, and Costa Rica from 593 facilities.
The following is Management's Discussion and Analysis of significant factors which affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the SKUs (Stock Keeping Units) we sell in any given period may not necessarily be sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Overview
Consolidated sales for the quarter ended September 30, 2024 increased $3.8 million or 0.3% compared to the prior year quarter, with acquisitions increasing sales by $22.0 million or 2.0% and unfavorable foreign currency translation of $3.5 million reducing sales by 0.3%. Operating margin was 10.3% of sales for the quarter ended September 30, 2024 compared to 11.0% of sales for the same quarter in the prior year. Net income of $92.1 million decreased 1.9% compared to the prior year quarter.
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
The MCU (total industry) and IP indices declined slightly since June 2024. The ISM PMI registered 47.2 in September, down from the June 2024 reading of 48.5. The indices for the months during the current quarter, along with the indices for the prior fiscal year end, were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2024	77.5	47.2	99.1
August 2024	77.8	47.2	99.5
July 2024	77.6	46.8	99.0
June 2024	78.2	48.5	99.5

The number of Company employees was 6,549 at September 30, 2024, 6,562 at June 30, 2024, and 6,359 at September 30, 2023. The number of operating facilities totaled 593 at September 30, 2024, 590 at June 30, 2024 and 589 at September 30, 2023.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 2024 and 2023
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2024	2023
Net sales	100.0%	100.0%	0.3%
Gross profit	29.6%	29.7%	—%
Selling, distribution & administrative expense	19.3%	18.7%	3.7%
Operating income	10.3%	11.0%	(6.2)%
Net income	8.4%	8.6%	(1.9)%
During the quarter ended September 30, 2024, sales increased $3.8 million or 0.3% compared to the prior year quarter, with sales from acquisitions adding $22.0 million or 2.0% and unfavorable foreign currency translation accounting for a decrease of $3.5 million or 0.3%. There were 64 selling days in the quarter ended September 30, 2024 and 63 selling days in the quarter ended September 30, 2023. Excluding the impact of businesses acquired and foreign currency translation, sales were down $14.7 million or 1.4% during the quarter, driven by a decrease of 3.0% primarily due to lower operating activity in the Engineered Solutions segment although demand improved during the quarter, offset by an increase of 1.6% due to one additional sales day.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
Service Center Based Distribution	$749.7	$746.5	$3.2	$5.5	$(3.5)	$1.2
Engineered Solutions	349.2	348.6	0.6	16.5	—	(15.9)
Total	$1,098.9	$1,095.1	$3.8	$22.0	$(3.5)	$(14.7)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, increased $3.2 million or 0.4%. Acquisitions within this segment increased sales by $5.5 million or 0.7%. Unfavorable foreign currency translation reduced sales by $3.5 million or 0.5%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $1.2 million or 0.2%, driven by an increase of 1.6% due to one additional sales day, offset by a decrease of 1.4% primarily driven by softer MRO spending and capital maintenance projects early in the quarter.
Sales from our Engineered Solutions segment increased $0.6 million or 0.2%. Acquisitions within this segment increased sales by $16.5 million or 4.7%. Excluding the impact of businesses acquired, sales decreased $15.9 million or 4.5%, driven by a decrease of 6.1% due to softer demand across off-highway mobile fluid power OEM customers, and to a lesser extent, softer flow control and automation sales in July and August, offset by an increase of 1.6% due to additional sales volume from one additional sales day.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Three Months Ended September 30,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2024	2023		Acquisitions
United States	$957.2	$959.3	$(2.1)	$10.1	$—	$(12.2)
Canada	71.5	75.3	(3.8)	—	(1.3)	(2.5)
Other countries	70.2	60.5	9.7	11.9	(2.2)	—
Total	$1,098.9	$1,095.1	$3.8	$22.0	$(3.5)	$(14.7)
Sales in the United States were down $2.1 million or 0.2%, as acquisitions added $10.1 million or 1.0%. Excluding the impact of businesses acquired, U.S. sales were down $12.2 million or 1.2%, driven by a 2.8% decrease from operations, offset by an increase of 1.6% due to one additional sales day. Sales in Canada decreased $3.8 million or 5.1%. Unfavorable foreign currency translation decreased Canadian sales by $1.3 million or 1.6%. Excluding the impact of foreign currency translation, Canadian sales were down $2.5 million or 3.5%, driven by a 5.1% decrease from operations, offset by an increase of 1.6% due to one additional sales day. Sales in other countries increased $9.7 million or 16.0% from the prior year quarter primarily due to acquisitions contributing $11.9 million or 19.7%, offset by unfavorable foreign currency translation of $2.2 million or 3.7%.
Our gross profit margin was 29.6% in the quarter ended September 30, 2024 compared to 29.7% in the prior period. Gross profit margin contracted year over year primarily due to the favorable impact of vendor rebates in the prior year, offset by 24 basis points favorable impact in the current year quarter due to a $2.6 million decrease in LIFO expense.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended September 30,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
SD&A	$211.9	$204.4	$7.5	$6.6	$(0.7)	$1.6
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.3% of sales in the quarter ended September 30, 2024 compared to 18.7% in the prior year quarter, an increase of $7.5 million or 3.7% compared to the prior year quarter. SD&A from businesses acquired added $6.6 million or 3.2% of SD&A expenses, including $0.9 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended September 30, 2024 by $0.7 million or 0.3% compared to the prior year quarter. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $1.6 million or 0.8% during the quarter ended September 30, 2024 compared to the prior year quarter.
Operating income decreased $7.5 million or 6.2%, and as a percent of sales decreased to 10.3% from 11.0% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center Based Distribution segment decreased to 12.6% in the current year quarter from 13.0% in the prior year quarter. Operating income as a percentage of sales for the Engineered Solutions segment decreased to 13.8% in the current year quarter from 14.2% in the prior year quarter.
The Company had net interest income in the current year quarter of $0.6 million compared to net interest expense of $1.3 million in the prior year quarter due to reduced debt levels and greater interest income from higher cash balances and investment yields.
Other (income) expense, net, which represents certain non-operating items of income and expense, was income of $2.3 million in the current year quarter compared to expense of $0.4 million in the prior year quarter. Current quarter income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million, foreign currency transaction gains of $0.9 million, and other income of $0.2 million. Other expense, net in the prior year quarter consisted

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

primarily of unrealized losses on investments held by non-qualified deferred compensation trusts of $0.6 million, offset by $0.2 million of other income.
The effective income tax rate was 20.7% for the quarter ended September 30, 2024 compared to 21.1% for the quarter ended September 30, 2023. The decrease in the effective tax rate over the prior year is primarily due to an increase in compensation-related deductions during the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023. We expect our full year tax rate for fiscal 2025 to be in the 23.0% to 24.0% range.
As a result of the factors addressed above, net income for the quarter ended September 30, 2024 decreased $1.8 million or 1.9% compared to the prior year quarter. Diluted net income per share was $2.36 per share for the quarter ended September 30, 2024 compared to $2.39 per share in the prior year quarter, a decrease of 1.3%.

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. We had total debt obligations outstanding of $597.3 million at September 30, 2024 compared to $597.4 million at June 30, 2024. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at September 30, 2024 was $1,331.3 million, compared to $1,268.8 million at June 30, 2024. The current ratio was 3.8 to 1 at September 30, 2024 and 3.5 to 1 at June 30, 2024.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2024	2023
Operating Activities	$127,747	$66,209
Investing Activities	(15,216)	(25,657)
Financing Activities	(34,047)	(22,483)
Exchange Rate Effect	(581)	(1,690)
Increase in Cash and Cash Equivalents	$77,903	$16,379
The increase in cash provided by operating activities during the three months ended September 30, 2024 from the prior period is due to changes in working capital for the period of $61.8 million, driven primarily by (amounts in thousands):

	Three Months Ended September 30,
	2024	2023
Accounts receivable	$33,641	$16,142
Accounts payable	(2,307)	(43,008)
Net cash used in investing activities during the three months ended September 30, 2024 decreased from the prior period primarily due to $10.5 million used for acquisitions in the current year quarter compared to $21.4 million used for acquisitions in the prior year quarter.
Net cash used in financing activities during the three months ended September 30, 2024 increased from the prior quarter primarily due to $10.0 million used to repurchase 52,000 shares of common stock which were taken into treasury in the current year quarter. No shares were repurchased in the prior year quarter.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended September 30, 2024, the Company acquired 52,000 shares of the Company's common stock on the open market at an average price per share of $191.92. During the three months ended September 30, 2023, the Company did not acquire any

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

shares of the Company's common stock on the open market. At September 30, 2024, we had authorization to repurchase 1,050,000 shares.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	September 30, 2024	June 30, 2024
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Series E notes	25,000	25,000
Other	42	105
Total debt	$597,342	$597,405
Less: unamortized debt issuance costs	51	71
	$597,291	$597,334
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on net leverage ratio or SOFR plus a margin that ranges from 80 to 155 basis points based on the net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515.8 million and $515.8 million at September 30, 2024 and June 30, 2024, respectively, and are available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $0.2 million at September 30, 2024 and June 30, 2024, to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.75% and 6.24% as of September 30, 2024 and June 30, 2024, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million and $4.0 million as of September 30, 2024 and June 30, 2024, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The AR Securitization Facility's maximum borrowing capacity is $250.0 million, fees on amounts borrowed are 0.90% per year, and the term goes to August 4, 2026. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of September 30, 2024 and June 30, 2024 was 5.85% and 6.35%, respectively.
Unsecured Shelf Facility
At September 30, 2024 and June 30, 2024, the Company had borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management of $25.0 million. Fees on this facility range from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The “Series E” notes have a principal amount of $25.0 million, carry a fixed interest rate of 3.08%, and are due on October 30, 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2024, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At September 30, 2024, the Company's net indebtedness was less than 0.2 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at September 30, 2024.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

	September 30,	June 30,
	2024	2024
Accounts receivable, gross	$704,683	$737,941
Less: allowance for doubtful accounts	13,171	13,063
Accounts receivable, net	$691,512	$724,878
Allowance for doubtful accounts, % of gross receivables	1.9%	1.8%

	Three Months Ended September 30,
	2024	2023
Provision for losses on accounts receivable	$1,056	$867
Provision as a % of net sales	0.10%	0.08%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 56.6 at September 30, 2024 compared to 56.2 at June 30, 2024. As of September 30, 2024, 1.6% of our accounts receivable balances are more than 90 days past due, compared to 1.5% at June 30, 2024. On an overall basis, our provision for losses from uncollected receivables represents 0.10% of our sales in the three months ended September 30, 2024, compared to 0.08% of sales for the three months ended September 30, 2023. The increase primarily relates to recoveries recorded in the prior year primarily in the U.S. operations of the Service Center Based Distribution segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.3 for both the quarters ended September 30, 2024 and June 30, 2024.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; the impact that widespread illness, health epidemics, or general health concerns could have; inflationary or deflationary trends in the cost of products, energy, labor and other operating costs, and changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability (such as due to supply chain strains), changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, war, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition, or results of operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2024.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of common stock in the quarter ended September 30, 2024 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2024 to July 31, 2024	52,000	$191.92	52,000	1,050,000
August 1, 2024 to August 31, 2024	0	$0.00	0	1,050,000
September 1, 2024 to September 30, 2024	0	$0.00	0	1,050,000
Total	52,000	$191.92	52,000	1,050,000

(1)During the quarter the Company purchased 529 shares in connection with the Deferred Compensation Plan.
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

ITEM 5.     Other Information
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that (i) was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) that constituted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K 408(c) of the Securities Exchange Act of 1934, as amended.

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

*10.1	Restricted Stock Units Terms and Conditions (August 2024 revision) (filed as Exhibit 10.18 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.2	Performance Shares Terms and Conditions (August 2024 revision) (filed as Exhibit 10.19 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.3
Stock Appreciation Rights Award Terms and Conditions (August 2024 revision) (filed as Exhibit 10.20 to Applied's Form 10-K filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 25, 2024	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 25, 2024	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer, Treasurer, & Principal Accounting Officer