Form 10-Q
period 2024-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2025-01-29
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2024

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

There were 38,377,254 (no par value) shares of common stock outstanding on January 17, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$1,073,001	$1,077,153	$2,171,945	$2,172,341
Cost of sales	744,951	760,063	1,518,813	1,530,169
Gross profit	328,050	317,090	653,132	642,172
Selling, distribution and administrative expense, including depreciation	207,180	202,496	419,090	406,898
Operating income	120,870	114,594	234,042	235,274
Interest (income) expense, net	(936)	1,917	(1,563)	3,237
Other income, net	(755)	(2,924)	(3,036)	(2,493)
Income before income taxes	122,561	115,601	238,641	234,530
Income tax expense	29,271	24,373	53,288	49,476
Net income	$93,290	$91,228	$185,353	$185,054
Net income per share - basic	$2.43	$2.35	$4.83	$4.78
Net income per share - diluted	$2.39	$2.32	$4.76	$4.71
Weighted average common shares outstanding for basic computation	38,427	38,744	38,413	38,722
Dilutive effect of potential common shares	536	558	543	585
Weighted average common shares outstanding for diluted computation	38,963	39,302	38,956	39,307
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net income per the condensed statements of consolidated income	$93,290	$91,228	$185,353	$185,054

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(18,594)	9,697	(20,860)	3,427
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(8)	(30)	(13)	(60)
Unrealized gain (loss) on cash flow hedge	3,188	(4,536)	(971)	(902)
Reclassification of interest from cash flow hedge into interest income, net	(4,091)	(4,715)	(8,782)	(9,353)
Total other comprehensive (loss) income, before tax	(19,505)	416	(30,626)	(6,888)
Income tax benefit related to items of other comprehensive income	(179)	(2,308)	(2,358)	(2,538)
Other comprehensive (loss) income, net of tax	(19,326)	2,724	(28,268)	(4,350)
Comprehensive income, net of tax	$73,964	$93,952	$157,085	$180,704
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2024	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$303,441	$460,617
Accounts receivable, net	696,239	724,878
Inventories	518,044	488,258
Other current assets	96,972	96,148
Total current assets	1,614,696	1,769,901
Property, less accumulated depreciation of $249,890 and $244,640	125,336	118,527
Operating lease assets, net	195,318	133,289
Identifiable intangibles, net	360,748	245,870
Goodwill	686,148	619,395
Other assets	62,395	64,928
TOTAL ASSETS	$3,044,641	$2,951,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$240,889	$266,949
Current portion of long-term debt	—	25,055
Compensation and related benefits	75,240	93,204
Other current liabilities	113,311	115,892
Total current liabilities	429,440	501,100
Long-term debt	572,300	572,279
Other liabilities	249,389	189,750
TOTAL LIABILITIES	1,251,129	1,263,129
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	193,557	193,778
Retained earnings	2,292,902	2,121,838
Treasury shares—at cost (15,836 and 15,804 shares, respectively)	(597,113)	(559,269)
Accumulated other comprehensive loss	(105,834)	(77,566)
TOTAL SHAREHOLDERS’ EQUITY	1,793,512	1,688,781
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,044,641	$2,951,910
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$185,353	$185,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	11,850	11,765
Amortization of intangibles	15,167	14,650
Provision for losses on accounts receivable	3,605	1,026
Amortization of stock appreciation rights	2,453	1,710
Other share-based compensation expense	3,101	4,237
Changes in operating assets and liabilities, net of acquisitions	1,451	(47,855)
Other, net	(96)	(2,620)
Net Cash provided by Operating Activities	222,884	167,967
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(273,142)	(21,440)
Capital expenditures	(10,746)	(9,863)
Proceeds from property sales	922	471
Net Cash used in Investing Activities	(282,966)	(30,832)
Cash Flows from Financing Activities
Long-term debt repayments	(25,106)	(25,125)
Interest rate swap settlement receipts	6,797	7,194
Purchases of treasury shares	(30,084)	(10,677)
Dividends paid	(28,469)	(27,155)
Acquisition holdback payments	(1,210)	(681)
Exercise of stock appreciation rights and options	—	127
Taxes paid for shares withheld for equity awards	(13,037)	(12,914)
Net Cash used in Financing Activities	(91,109)	(69,231)
Effect of Exchange Rate Changes on Cash	(5,985)	915
(Decrease) Increase in Cash and Cash Equivalents	(157,176)	68,819
Cash and Cash Equivalents at Beginning of Period	460,617	344,036
Cash and Cash Equivalents at End of Period	$303,441	$412,855
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2024	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2024	38,409	$10,000	$193,778	$2,121,838	$(559,269)	$(77,566)	$1,688,781
Net income				92,063			92,063
Other comprehensive loss						(8,942)	(8,942)
Cash dividends — $0.37 per share				(9)			(9)
Purchases of common stock for treasury	(52)				(10,479)		(10,479)
Treasury shares issued for:
Exercise of stock appreciation rights	19		(1,106)		(1,339)		(2,445)
Performance share awards	34		(2,213)		(3,294)		(5,507)
Restricted stock units	37		(2,123)		(2,136)		(4,259)
Compensation expense — stock appreciation rights			1,326				1,326
Other share-based compensation expense			1,675				1,675
Other	(1)		(12)	(24)	(91)		(127)
Balance at September 30, 2024	38,446	$10,000	$191,325	$2,213,868	$(576,608)	$(86,508)	$1,752,077
Net income				93,290			93,290
Other comprehensive loss						(19,326)	(19,326)
Cash dividends — $0.37 per share				(14,253)			(14,253)
Purchases of common stock for treasury	(75)				(20,103)		(20,103)
Treasury shares issued for:
Exercise of stock appreciation rights	6		(321)		(402)		(723)
Compensation expense — stock appreciation rights			1,127				1,127
Other share-based compensation expense			1,426				1,426
Other				(3)			(3)
Balance at December 31, 2024	38,377	$10,000	$193,557	$2,292,902	$(597,113)	$(105,834)	$1,793,512

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2023	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2023	38,657	$10,000	$188,646	$1,792,632	$(477,545)	$(55,296)	$1,458,437
Net income				93,826			93,826
Other comprehensive loss						(7,074)	(7,074)
Cash dividends — $0.35 per share				(23)			(23)
Treasury shares issued for:
Exercise of stock appreciation rights	32		(1,681)		(1,912)		(3,593)
Performance share awards	54		(3,072)		(3,487)		(6,559)
Restricted stock units	13		(726)		(910)		(1,636)
Compensation expense — stock appreciation rights			844				844
Other share-based compensation expense			1,976				1,976
Other	(1)		(1)	(3)	(78)		(82)
Balance at September 30, 2023	38,755	$10,000	$185,986	$1,886,432	$(483,932)	$(62,370)	$1,536,116
Net income				91,228			91,228
Other comprehensive income						2,724	2,724
Cash dividends — $0.35 per share				(13,607)			(13,607)
Purchases of common stock for treasury	(63)				(10,677)		(10,677)
Treasury shares issued for:
Exercise of stock appreciation rights	11		(391)		(335)		(726)
Restricted stock units	1		(86)		(108)		(194)
Compensation expense — stock appreciation rights			866				866
Other share-based compensation expense			2,261				2,261
Other	1			37			37
Balance at December 31, 2023	38,705	$10,000	$188,636	$1,964,090	$(495,052)	$(59,646)	$1,608,028

See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2024, and the results of its operations and its cash flows for the six month periods ended December 31, 2024 and 2023, are included. The condensed consolidated balance sheet as of June 30, 2024 is derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Operating results for the six month period ended December 31, 2024 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2025.
Inventory
The Company uses the LIFO method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $667 and $3,377 in the three months ended December 31, 2024 and 2023, respectively, and $2,643 and $7,968 in the six months ended December 31, 2024 and 2023, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
Recently Issued Accounting Guidance
In November 2024, the Financial Accounting Standards Board (FASB) issued its final standard on the Disaggregation of Income Statement Expenses (DISE). This standard, issued as ASU 2024-03, requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application. The Company is currently evaluating the impacts of this guidance on its financial statements and related disclosures.
In December 2023, the FASB issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impacts of this guidance on its financial statements and related disclosures, and expects the standard will only impact its income taxes disclosures with no material impact to the consolidated financial statements.
In November 2023, the FASB issued its final standard to improve reportable segment disclosures. This standard, issued as ASU 2023-07, requires enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This update is effective for all public business entities for fiscal years beginning after December 15, 2023 for annual disclosure requirements, with the interim disclosure requirements being effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impacts of this guidance on its financial statements and related disclosures, and expects the standard will only impact its segment disclosures with no material impact to the consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and six months ended December 31, 2024 and 2023. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Three Months Ended December 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$599,801	$329,748	$929,549	$602,483	$342,169	$944,652
Canada	77,777	—	77,777	77,170	—	77,170
Other countries	46,249	19,426	65,675	49,620	5,711	55,331
Total	$723,827	$349,174	$1,073,001	$729,273	$347,880	$1,077,153

	Six Months Ended December 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$1,225,483	$661,299	$1,886,782	$1,219,745	$684,265	$1,904,010
Canada	149,253	—	149,253	152,470	—	152,470
Other countries	98,830	37,080	135,910	103,591	12,270	115,861
Total	$1,473,566	$698,379	$2,171,945	$1,475,806	$696,535	$2,172,341

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.6%	36.6%	35.4%	34.5%	39.6%	36.0%
Industrial Machinery	8.0%	23.0%	12.8%	9.0%	25.0%	14.2%
Food	15.2%	3.9%	11.5%	13.7%	2.5%	10.1%
Metals	10.9%	8.3%	10.0%	10.9%	7.6%	9.9%
Forest Products	12.0%	3.5%	9.2%	12.0%	2.7%	9.0%
Chem/Petrochem	2.9%	17.0%	7.5%	2.7%	15.7%	6.9%
Cement & Aggregate	7.9%	1.6%	5.9%	8.2%	1.4%	6.0%
Oil & Gas	5.0%	2.0%	4.0%	5.4%	1.7%	4.2%
Transportation	3.5%	4.1%	3.7%	3.6%	3.8%	3.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.8%	37.8%	35.8%	34.7%	38.5%	35.8%
Industrial Machinery	8.0%	22.8%	12.7%	8.9%	25.1%	14.1%
Food	15.3%	3.5%	11.5%	13.7%	2.7%	10.2%
Metals	11.1%	8.2%	10.2%	10.8%	7.9%	9.9%
Forest Products	11.9%	3.4%	9.2%	12.2%	3.3%	9.4%
Chem/Petrochem	2.9%	16.6%	7.2%	2.7%	15.9%	6.9%
Cement & Aggregate	7.6%	1.4%	5.7%	7.6%	1.3%	5.6%
Oil & Gas	4.7%	1.9%	3.8%	5.7%	1.6%	4.4%
Transportation	3.7%	4.4%	3.9%	3.7%	3.7%	3.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	38.0%	10.6%	29.2%	38.4%	12.4%	30.0%
General MRO & Other	22.6%	21.5%	22.1%	22.7%	17.9%	21.1%
Fluid Power	14.2%	32.0%	20.0%	13.9%	35.8%	21.0%
Bearings, Linear & Seals	25.2%	0.4%	17.2%	25.0%	0.4%	17.1%
Specialty Flow Control	—%	35.5%	11.5%	—%	33.5%	10.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended December 31,
	2024			2023
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	38.0%	10.8%	29.4%	38.0%	11.3%	29.4%
General MRO & Other	22.3%	19.9%	21.5%	22.0%	16.9%	20.4%
Fluid Power	14.1%	32.9%	20.0%	14.0%	37.3%	21.5%
Bearings, Linear & Seals	25.6%	0.4%	17.7%	26.0%	0.5%	17.8%
Specialty Flow Control	—%	36.0%	11.4%	—%	34.0%	10.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Contract Assets
The Company’s contract assets consist of unbilled amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Changes related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	December 31, 2024	June 30, 2024	$ Change	% Change
Contract assets	$12,336	$12,648	$(312)	(2.5)%
The difference between the opening and closing balances of the Company's contract assets primarily results from the timing difference between the Company's satisfaction of performance obligations and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Hydradyne Acquisition
On December 31, 2024, the Company acquired all of the membership interests of Hydradyne, LLC (Hydradyne), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price of $276,091 was funded using available cash. Hydradyne is included in the Engineered Solutions segment.
The following table summarizes the assets acquired and liabilities assumed in connection with this acquisition based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase accounting will be finalized within one year from the acquisition date.

Hydradyne Acquisition
Cash and cash equivalents	$13,373
Accounts receivable	42,852
Inventories	40,672
Other current assets	915
Property, net	7,311
Operating lease assets	49,949
Identifiable intangible assets	125,640
Goodwill	63,861
Other assets	111
Total assets acquired	$344,684
Accounts payable and accrued liabilities	15,612
Other current liabilities	4,452
Other liabilities	48,529
Net assets acquired	$276,091
The acquired goodwill is expected to be deductible for income tax purposes. The Company incurred $1,473 in third-party costs pertaining to the acquisition of Hydradyne, which are included in selling, distribution, and administration expense in the condensed statements of consolidated income during the six months ended December 31, 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following unaudited pro forma consolidated results of operations are prepared as if the Hydradyne acquisition (including the related acquisition costs) occurred at the beginning of fiscal 2025:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Pro forma	2024	2023	2024	2023
Sales	$1,133,758	$1,146,325	$2,301,263	$2,309,715
Net income	95,520	92,944	189,609	186,067
Diluted net income per share	$2.45	$2.36	$4.87	$4.73
These pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets were applied as of July 1, 2023. Additional amortization of $2,736 and $2,863 is included in the pro forma results for the three months ended December 31, 2024 and 2023, respectively, and additional amortization of $5,473 and $5,727 is included in the pro forma results for the six months December 31, 2024 and 2023, respectively. In addition, pro forma adjustments of $2,761 for the three months ended December 31, 2024 and 2023 and of $5,522 for the six months December 31, 2024 and 2023 were made for interest income that would not have been earned as a result of the cash used for the acquisition. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Hydradyne; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred as of the date indicated or that may result in the future.
Other Fiscal 2025 Acquisitions
On August 1, 2024, the Company acquired substantially all of the net assets of Total Machine Solutions (TMS), a Fairfield, New Jersey based provider of electrical and mechanical power transmission products and solutions including bearings, drives, motors, conveyor components, and related repair services. TMS is included in the Service Center Based Distribution segment. The purchase price for TMS was $6,500, net tangible assets acquired were $1,024, identifiable intangible assets were $2,738, and goodwill was $2,738; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2024, the Company acquired 100% of the outstanding shares of Stanley Proctor, a Twinsburg, Ohio based provider of hydraulic, pneumatic, measurement, control, and instrumentation components, as well as fluid power engineered systems. Stanley Proctor is included in the Engineered Solutions segment. The purchase price for Stanley Proctor was $3,924, net tangible assets acquired were $498, identifiable intangible assets were $1,725, and goodwill was $1,701; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. (BDI), a Columbia, South Carolina based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. BDI is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $17,926, net tangible assets acquired were $4,102, and intangible assets including goodwill were $13,824 based upon estimated fair values at the acquisition date. The purchase price includes $1,800 of acquisition holdback payments, of which $900 was paid in the six months ended December 31, 2024. The remaining balance is included in other current liabilities on the condensed consolidated balance sheet as of December 31, 2024, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 3.0% per annum. The Company

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. (Cangro), a Farmingdale, New York based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. Cangro is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,070, and intangible assets including goodwill were $4,149 based upon estimated fair values at the acquisition date. The purchase price includes $930 of acquisition holdback payments, of which $310 was paid in the six months ended December 31, 2024. The remaining balance is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of December 31, 2024, and will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2024 and the six month period ended December 31, 2024 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2023	$211,231	$367,187	$578,418
Goodwill acquired during the period	9,712	32,634	42,346
Other, primarily currency translation	(1,369)	—	(1,369)
Balance at June 30, 2024	$219,574	$399,821	$619,395
Goodwill acquired during the period	2,827	65,902	68,729
Other, primarily currency translation	(1,976)	—	(1,976)
Balance at December 31, 2024	$220,425	$465,723	$686,148
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2024.  Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2024, therefore no impairment exists.
At December 31, 2024 and June 30, 2024, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2024	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$502,751	$216,393	$286,358
Trade names	107,549	37,910	69,639
Other	6,802	2,051	4,751
Total Identifiable Intangibles	$617,102	$256,354	$360,748

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

June 30, 2024	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$394,114	$205,422	$188,692
Trade names	88,848	34,891	53,957
Other	4,946	1,725	3,221
Total Identifiable Intangibles	$487,908	$242,038	$245,870
Fully amortized amounts are written off.
During the six month period ended December 31, 2024, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$109,438	20.0
Trade names	18,720	15.0
Other	1,945	13.9
Total Identifiable Intangibles	$130,103	19.2
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2024) for the next five years is as follows: $20,200 for the remainder of 2025, $38,800 for 2026, $36,300 for 2027, $33,900 for 2028, $31,800 for 2029 and $29,900 for 2030.

5.     DEBT
A summary of long-term debt, including the current portion, follows:

	December 31, 2024	June 30, 2024
Revolving credit facility	$384,000	384,000
Trade receivable securitization facility	188,300	188,300
Series E notes	—	25,000
Other	—	105
Total debt	$572,300	$597,405
Less: unamortized debt issuance costs	—	71
	$572,300	$597,334
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515,757 and $515,800 at December 31, 2024 and June 30, 2024, respectively, and is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $243 and $200 at December 31, 2024 and June 30, 2024, respectively, to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.26% and 6.24% as of December 31, 2024 and June 30, 2024, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5,336 and $4,046 as of December 31, 2024 and June 30, 2024, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The AR Securitization Facility's maximum borrowing capacity is $250,000, fees on amounts borrowed are 0.90% per year, and the facility terminates on August 4, 2026. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of December 31, 2024 and June 30, 2024 was 5.34% and 6.35%, respectively.
Unsecured Shelf Facility
At December 31, 2024 the Company had no remaining borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management. Fees on this facility ranged from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The “Series E” notes carried a fixed interest rate of 3.08%, and the remaining principal balance of $25,000 was paid in October 2024.
Other Long-Term Borrowing
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note, held by the State of Ohio Development Services Agency, was fully paid in November 2024.

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
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.48% as of December 31, 2024 and June 30, 2024. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $10,257 and $18,081 as of December 31, 2024 and June 30, 2024, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive (loss) income, before tax, to interest (income) expense, net was income of $4,091 and $4,715 for the three months ended December 31, 2024 and 2023, respectively, and $8,782 and $9,353 for the six months ended December 31, 2024 and 2023, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at December 31, 2024 and June 30, 2024 totaled $24,767 and $22,519, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of December 31, 2024 the Company had no fixed interest rate debt outstanding. As of June 30, 2024, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended December 31, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at September 30, 2024	$(97,822)	$(394)	$11,708	$(86,508)
Other comprehensive (loss) income	(18,639)	—	2,407	(16,232)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	(3,089)	(3,094)
Net current-period other comprehensive loss	(18,639)	(5)	(682)	(19,326)
Balance at December 31, 2024	$(116,461)	$(399)	$11,026	$(105,834)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at September 30, 2023	$(89,391)	$(221)	$27,242	$(62,370)
Other comprehensive income (loss)	9,724	—	(3,411)	6,313
Amounts reclassified from accumulated other comprehensive loss	—	(23)	(3,566)	(3,589)
Net current-period other comprehensive income (loss)	9,724	(23)	(6,977)	2,724
Balance at December 31, 2023	$(79,667)	$(244)	$20,265	$(59,646)

	Six Months Ended December 31, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at June 30, 2024	$(95,566)	$(391)	$18,391	$(77,566)
Other comprehensive loss	(20,895)	—	(734)	(21,629)
Amounts reclassified from accumulated other comprehensive loss	—	(8)	(6,631)	(6,639)
Net current-period other comprehensive loss	(20,895)	(8)	(7,365)	(28,268)
Balance at December 31, 2024	$(116,461)	$(399)	$11,026	$(105,834)

	Six Months Ended December 31, 2023
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at June 30, 2023	$(83,099)	$(197)	$28,000	$(55,296)
Other comprehensive income (loss)	3,432	—	(667)	2,765
Amounts reclassified from accumulated other comprehensive loss	—	(47)	(7,068)	(7,115)
Net current-period other comprehensive income (loss)	3,432	(47)	(7,735)	(4,350)
Balance at December 31, 2023	$(79,667)	$(244)	$20,265	$(59,646)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended December 31,
	2024			2023
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Benefit	Net Amount
Foreign currency translation adjustments	$(18,594)	$45	$(18,639)	$9,697	$(27)	$9,724
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(8)	(3)	(5)	(30)	(7)	(23)
Unrealized gain (loss) on cash flow hedge	3,188	781	2,407	(4,536)	(1,125)	(3,411)
Reclassification of interest from cash flow hedge into interest (income) expense, net	(4,091)	(1,002)	(3,089)	(4,715)	(1,149)	(3,566)
Other comprehensive (loss) income	$(19,505)	$(179)	$(19,326)	$416	$(2,308)	$2,724

	Six Months Ended December 31,
	2024			2023
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Benefit	Net Amount
Foreign currency translation adjustments	$(20,860)	$35	$(20,895)	$3,427	$(5)	$3,432
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	(13)	(5)	(8)	(60)	(13)	(47)
Unrealized loss on cash flow hedge	(971)	(237)	(734)	(902)	(235)	(667)
Reclassification of interest from cash flow hedge into interest (income) expense, net	(8,782)	(2,151)	(6,631)	(9,353)	(2,285)	(7,068)
Other comprehensive loss	$(30,626)	$(2,358)	$(28,268)	$(6,888)	$(2,538)	$(4,350)
Anti-dilutive Common Stock Equivalents
In the three months ended December 31, 2024 and 2023, stock options and stock appreciation rights related to 82 and 101 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive. In the six months ended December 31, 2024 and 2023, stock options and stock appreciation rights related to 87 and 103 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $667 and $3,377 in the three months ended December 31, 2024 and 2023, respectively, and $2,643 and $7,968 in the six months ended December 31, 2024 and 2023, respectively, is recorded in cost of sales in the condensed statements of consolidated income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $14,454 and $12,457, in the three months ended December 31, 2024 and 2023, respectively, and $27,753 and $24,775 in the six months ended December 31, 2024 and 2023 respectively, are eliminated in the Segment Financial Information tables below.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
December 31, 2024
Net sales	$723,827	$349,174	$1,073,001
Operating income for reportable segments	92,785	55,533	148,318
Depreciation and amortization of property	4,383	1,543	5,926
Capital expenditures	4,644	553	5,197

December 31, 2023
Net sales	$729,273	$347,880	$1,077,153
Operating income for reportable segments	91,440	51,167	142,607
Depreciation and amortization of property	4,355	1,693	6,048
Capital expenditures	4,400	1,123	5,523

Six Months Ended	Service Center Based Distribution	Engineered Solutions	Total
December 31, 2024
Net sales	$1,473,566	$698,379	$2,171,945
Operating income for reportable segments	187,412	103,678	291,090
Assets used in business	1,588,471	1,456,170	3,044,641
Depreciation and amortization of property	8,802	3,048	11,850
Capital expenditures	9,079	1,667	10,746

December 31, 2023
Net sales	$1,475,806	$696,535	$2,172,341
Operating income for reportable segments	188,321	100,762	289,083
Assets used in business	1,759,794	1,022,971	2,782,765
Depreciation and amortization of property	8,791	2,974	11,765
Capital expenditures	8,034	1,829	9,863

A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Operating income for reportable segments	$148,318	$142,607	$291,090	$289,083
Adjustment for:
Intangible amortization—Service Center Based Distribution	812	922	1,614	1,599
Intangible amortization—Engineered Solutions	6,755	6,335	13,553	13,051
Corporate and other expense, net	19,881	20,756	41,881	39,159
Total operating income	120,870	114,594	234,042	235,274
Interest (income) expense, net	(936)	1,917	(1,563)	3,237
Other income, net	(755)	(2,924)	(3,036)	(2,493)
Income before income taxes	$122,561	$115,601	$238,641	$234,530

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

10.    OTHER INCOME, NET
Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(249)	$(1,938)	$(1,456)	$(1,385)
Foreign currency transactions gain	(346)	(832)	(1,232)	(903)
Net other periodic post-employment costs	36	26	72	51
Life insurance income, net	(121)	(107)	(240)	(244)
Other, net	(75)	(73)	(180)	(12)
Total other income, net	$(755)	$(2,924)	$(3,036)	$(2,493)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2025, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Singapore, and Costa Rica from 624 facilities.
The following is Management's Discussion and Analysis of significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the majority of SKUs (Stock Keeping Units) we sell in any given period are not necessarily sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Overview
Consolidated sales for the quarter ended December 31, 2024 decreased $4.2 million or 0.4% compared to the prior year quarter, with acquisitions increasing sales by $19.9 million or 1.9%, and unfavorable foreign currency translation of $5.1 million decreasing sales by 0.5%. The Company had operating income of $120.9 million, or operating margin of 11.3% of sales for the quarter ended December 31, 2024 compared to an operating income of $114.6 million, or operating margin of 10.6% of sales for the same quarter in the prior year. Net income of $93.3 million increased 2.3% compared to the prior year quarter.
On December 31, 2024, the Company acquired all of the membership interests of Hydradyne, LLC (Hydradyne), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price of $276.1 million was funded using available cash. Hydradyne is included in the Engineered Solutions segment.
Applied monitors several economic indices that are key indicators for industrial economic activity in the United States. These include the Industrial Production (IP) and total industry Manufacturing Capacity Utilization (MCU) indices published by the Federal Reserve Board and the Purchasing Managers Index (PMI) published by the Institute for Supply Management (ISM). Historically, our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery more frequently and require replacement parts.
The MCU and IP indices have increased since September 2024. The MCU for December 2024 was 77.6, which is up from the September reading of 77.5 but down from the June reading 78.2. The ISM PMI registered 49.3 in December, up from the September and June 2024 readings of 47.2 and 48.5, respectively, reflecting the softest pace of contraction in the U.S. manufacturing sector since March 2024. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
December 2024	77.6	49.3	99.3
November 2024	77.0	48.4	98.7
October 2024	77.0	46.5	98.3
September 2024	77.5	47.2	99.0
June 2024	78.2	48.5	99.4

The number of Company employees was 6,916 at December 31, 2024, 6,562 at June 30, 2024, and 6,365 at December 31, 2023. The number of operating facilities totaled 624 at December 31, 2024, 590 at June 30, 2024, and 585 at December 31, 2023.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended December 31, 2024 and 2023
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % (Decrease) Increase
	As a Percent of Net Sales
	2024	2023
Net sales	100.0%	100.0%	(0.4)%
Gross profit	30.6%	29.4%	3.5%
Selling, distribution & administrative expense	19.3%	18.8%	2.3%
Operating income	11.3%	10.6%	5.5%
Net income	8.7%	8.5%	2.3%
During the quarter ended December 31, 2024, sales decreased $4.2 million or 0.4% compared to the prior year quarter, with sales from acquisitions adding $19.9 million or 1.9%, and unfavorable foreign currency translation reducing sales by $5.1 million or 0.5%. There were 62 selling days in the quarter ended December 31, 2024 and 61 selling days in the quarter ended December 31, 2023. Excluding the impact of businesses acquired and foreign currency translation, sales were down $19.0 million or 1.8% during the quarter, driven by a decrease of 3.4% primarily due to end market demand remaining subdued with customer plant shutdowns and holiday timing negatively impacting December sales, offset by an increase of 1.6% due to one additional sales day.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended December 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
Service Center Based Distribution	$723.8	$729.3	$(5.5)	$2.2	$(5.1)	$(2.6)
Engineered Solutions	349.2	347.9	1.3	17.7	—	(16.4)
Total	$1,073.0	$1,077.2	$(4.2)	$19.9	$(5.1)	$(19.0)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $5.5 million or 0.7%. Acquisitions within this segment increased sales by $2.2 million or 0.3% and unfavorable foreign currency translation decreased sales by $5.1 million or 0.7%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $2.6 million or 0.3%, driven by a decrease of 1.9% primarily driven by softer MRO spending and capital maintenance projects, as well as the impact from extended customer plant shutdowns and holiday timing, offset by an increase of 1.6% due to additional sales volume from one additional sales day.
Sales from our Engineered Solutions segment increased $1.3 million or 0.4%. Acquisitions within this segment increased sales by $17.7 million or 5.1%. Excluding the impact of businesses acquired, sales decreased $16.4 million or 4.7%, driven by a decrease of 6.3% reflecting ongoing weakness across off-highway mobile fluid power OEM customers, and to a lesser extent, softer automation sales, offset by an increase of 1.6% due to additional sales volume from one additional sales day.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Three Months Ended December 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2024	2023		Acquisitions
United States	$929.5	$944.7	$(15.2)	$7.2	$—	$(22.4)
Canada	77.8	77.2	0.6	—	(2.1)	2.7
Other countries	65.7	55.3	10.4	12.7	(3.0)	0.7
Total	$1,073.0	$1,077.2	$(4.2)	$19.9	$(5.1)	$(19.0)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales in our U.S. operations were down $15.2 million or 1.6%, as acquisitions added $7.2 million or 0.8%. Excluding the impact of businesses acquired, U.S. sales were down $22.4 million or 2.4%, driven by a 4.0% decrease from operations due to lower demand, offset by an increase of 1.6% due to one additional sales day. Sales from our Canadian operations increased $0.6 million or 0.8%. Unfavorable foreign currency translation reduced Canadian sales by $2.1 million or 2.7%. Excluding the impact of foreign currency translation, Canadian sales increased $2.7 million or 3.5%, driven by an increase of 1.9% from operations due to higher demand, in addition to an increase of 1.6% due to one additional sales day. Sales in other countries increased $10.4 million or 18.7% from the prior year quarter, primarily due to acquisitions contributing $12.7 million or 23.0% along with an increase from operations of $0.7 million or 1.2%, offset by unfavorable foreign currency translation of $3.0 million or 5.5%.
Our gross profit margin was 30.6% in the quarter ended December 31, 2024 compared to 29.4% in the prior year quarter. The gross profit margin for the current year quarter was positively impacted by 25 basis points due to a $2.7 million decrease in LIFO expense as compared to the prior year quarter, in addition to strong channel execution, ongoing margin expansion initiatives, and a favorable impact from the recognition of supplier rebates.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
SD&A	$207.2	$202.5	$4.7	$4.7	$(0.7)	$0.7
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.3% of sales in the quarter ended December 31, 2024 compared to 18.8% in the prior year quarter, an increase of $4.7 million or 2.3% compared to the prior year quarter. SD&A from businesses acquired added $4.7 million or 2.3% of SD&A expenses, including $0.8 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates reduced SD&A during the quarter ended December 31, 2024 by $0.7 million or 0.3% compared to the prior year quarter. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $0.7 million or 0.3% during the quarter ended December 31, 2024 compared to the prior year quarter.
Operating income increased $6.3 million or 5.5%, and as a percent of sales increased to 11.3% from 10.6% during the prior year quarter due to expanded gross profit despite softer demand.
Operating income, as a percentage of sales for the Service Center Based Distribution segment, increased to 12.8% in the current year quarter from 12.5% in the prior year quarter. Operating income, as a percentage of sales for the Engineered Solutions segment, increased to 15.9% in the current year quarter from 14.7% in the prior year quarter.
The Company had net interest income in the current year quarter of $0.9 million compared to net interest expense of $1.9 million in the prior year quarter due to reduced debt levels and greater interest income from higher cash balances and investment yields.
Other income, net was $0.8 million for the current year quarter, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million, net favorable foreign currency transaction gains of $0.3 million, and $0.3 million of other income. During the prior year quarter, other income, net was $2.9 million, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.9 million, net favorable foreign currency transaction gains of $0.8 million, and $0.2 million of other income.
The effective income tax rate was 23.9% for the quarter ended December 31, 2024 compared to 21.1% for the quarter ended December 31, 2023. The increase in the effective tax rate is primarily due to the reversal of a tax valuation allowance related to
Mexico during the prior year quarter ended December 31, 2023.
As a result of the factors addressed above, net income for the quarter ended December 31, 2024 increased $2.1 million or 2.3% compared to the prior year quarter. Diluted net income per share was $2.39 per share for the quarter ended December 31, 2024 compared to $2.32 per share in the prior year quarter, an increase of 3.0%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Six Months Ended December 31, 2024 and 2023
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2024	2023
Net sales	100.0%	100.0%	—%
Gross profit	30.1%	29.6%	1.7%
Selling, distribution & administrative expense	19.3%	18.7%	3.0%
Operating income	10.8%	10.8%	(0.5)%
Net income	8.5%	8.5%	0.2%
During the six months ended December 31, 2024, sales decreased $0.4 million compared to the prior year period, with sales from acquisitions adding $41.9 million or 1.9% and unfavorable foreign currency translation accounting for a decrease of $8.6 million or 0.4%. There were 126 selling days in the six months ended December 31, 2024 and 124 selling days in the six months ended December 31, 2023. Excluding the impact of businesses acquired and foreign currency translation, sales were down $33.7 million or 1.5% during the period, driven by a decrease of 3.1% from operations primarily due to end market demand remaining subdued with customer plant shutdowns and holiday timing negatively impacting December, offset by an increase of 1.6% due to two additional sales days.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Six Months Ended December 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
Service Center Based Distribution	$1,473.6	$1,475.8	$(2.2)	$7.7	$(8.6)	$(1.3)
Engineered Solutions	698.3	696.5	1.8	34.2	—	(32.4)
Total	$2,171.9	$2,172.3	$(0.4)	$41.9	$(8.6)	$(33.7)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $2.2 million or 0.2%. Acquisitions within this segment increased sales by $7.7 million or 0.5% and unfavorable foreign currency translation reduced sales by $8.6 million or 0.6%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $1.3 million or 0.1%, driven by a decrease of 1.7% from operations driven by softer MRO spending and capital maintenance projects, as well as the impact from extended customer plant shutdowns and holiday timing, offset by an increase of 1.6% due to two additional sales days.
Sales from our Engineered Solutions segment increased $1.8 million or 0.3%. Acquisitions within this segment increased sales by $34.2 million or 4.9%. Excluding the impact of businesses acquired, sales decreased $32.4 million or 4.6%, driven by a decrease of 6.2% reflecting ongoing weakness across off-highway mobile fluid power OEM customers, and to a lesser extent, softer automation sales, offset by an increase of 1.6% due to additional sales volume from two additional sales days.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Six Months Ended December 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2024	2023		Acquisitions
United States	$1,886.8	$1,904.0	$(17.2)	$17.2	$—	$(34.4)
Canada	149.2	152.5	(3.3)	—	(3.4)	0.1
Other countries	135.9	115.8	20.1	24.7	(5.2)	0.6
Total	$2,171.9	$2,172.3	$(0.4)	$41.9	$(8.6)	$(33.7)
Sales in our U.S. operations were down $17.2 million or 0.9%, as acquisitions added $17.2 million or 0.9%. Excluding the impact of businesses acquired, U.S. sales were down $34.4 million or 1.8%, driven by a 3.4% decrease from operations due to lower demand, offset by an increase of 1.6% due to two additional sales days. Sales from our Canadian operations decreased $3.3 million or 2.1%. Unfavorable foreign currency translation decreased Canadian sales by $3.4 million or 2.2%. Excluding the impact of foreign currency translation, Canadian sales were up $0.1 million or 0.1%, driven by an increase of 1.6% due to two additional sales days, offset by a 1.5% decrease in operations due to lower demand. Sales in other countries increased $20.1 million or 17.3% from the prior year, primarily due to acquisitions contributing $24.7 million or 21.3%, along with an increase from operations of $0.6 million or 0.5%, offset by unfavorable foreign currency translation of $5.2 million or 4.5%.
Our gross profit margin was 30.1% in the six months ended December 31, 2024 compared to 29.6% in the prior year period. The gross profit margin for the current year period was positively impacted by 25 basis points due to a $5.3 million decrease in LIFO expense as compared to the prior year period, in addition to strong channel execution, ongoing margin expansion initiatives, and a favorable impact from the recognition of supplier rebates.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Six Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2024	2023		Acquisitions
SD&A	$419.1	$406.9	$12.2	$10.6	$(1.4)	$3.0
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.3% of sales in the six months ended December 31, 2024 compared to 18.7% in the prior year period, an increase of $12.2 million or 3.0% compared to the prior year period. SD&A from businesses acquired added $10.6 million or 2.6% of SD&A expenses, including $1.7 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates reduced SD&A during the six months ended December 31, 2024 by $1.4 million or 0.4% compared to the prior year period. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $3.0 million or 0.8% during the six months ended December 31, 2024 compared to the prior year period.
Operating income decreased $1.2 million or 0.5%, and as a percent of sales, was 10.8% for both the six months ended December 31, 2024 and the prior year period.
Operating income, as a percentage of sales for the Service Center Based Distribution segment, decreased to 12.7% in the current year period from 12.8% in the prior year period. Operating income, as a percentage of sales for the Engineered Solutions segment, increased to 14.8% in the current year period from 14.5% in the prior year period.
The Company had net interest income in the current year period of $1.6 million compared to net interest expense of $3.2 million in the prior year period due to reduced debt levels and greater interest income from higher cash balances and investment yields.
Other income, net was $3.0 million for the six months ended December 31, 2024, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.5 million, net favorable foreign currency transaction gains of $1.2 million, and $0.3 million of other income. During the prior year period, other income, net was $2.5 million, which

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.4 million, net favorable foreign currency transaction gains of $0.9 million, and $0.2 million of other income.
The effective income tax rate was 22.3% for the six months ended December 31, 2024 compared to 21.1% for the six months ended December 31, 2023. The increase in the effective tax rate is primarily due to the reversal of a tax valuation allowance related to Mexico during the prior year period. We expect our full year tax rate for fiscal 2025 to be in the 23.0% to 24.0% range.
As a result of the factors addressed above, net income for the six months ended December 31, 2024 increased $0.3 million or 0.2% compared to the prior year period. Diluted net income per share was $4.76 per share for the six months ended December 31, 2024 compared to $4.71 per share in the prior year period.
Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At December 31, 2024, we had total debt obligations outstanding of $572.3 million compared to $597.4 million at June 30, 2024. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
On December 31, 2024, the Company acquired all of the membership interests of Hydradyne, LLC (Hydradyne), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price of $276.1 million was funded using available cash. Hydradyne is included in the Engineered Solutions segment.
The Company's working capital at December 31, 2024 was $1,185.3 million, compared to $1,268.8 million at June 30, 2024. The current ratio was 3.8 to 1 at December 31, 2024 and 3.5 to 1 at June 30, 2024.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2024	2023
Operating Activities	$222,884	$167,967
Investing Activities	(282,966)	(30,832)
Financing Activities	(91,109)	(69,231)
Exchange Rate Effect	(5,985)	915
(Decrease) Increase in Cash and Cash Equivalents	$(157,176)	$68,819
The increase in cash provided by operating activities during the six months ended December 31, 2024 from the prior period is due to changes in working capital for the period of $49.3 million primarily driven by (amounts in thousands):

	Six Months Ended December 31,
	2024	2023
Accounts receivable	$64,260	$54,428
Inventories	530	(14,540)
Accounts payable	(34,617)	(49,047)
Net cash used in investing activities during the six months ended December 31, 2024 increased from the prior period primarily due to $273.1 million used for acquisitions in the the six months ended December 31, 2024 compared to $21.4 million used for acquisitions in the prior year period.
Net cash used in financing activities during the six months ended December 31, 2024 increased from the prior year period primarily due to $30.1 million of cash used to repurchase 127,376 shares of common stock which were taken into treasury during the six months ended December 31, 2024 compared to $10.7 million used to repurchase 62,947 shares of common stock in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended December 31, 2024, the Company acquired 75,376 shares of the Company's common stock on the open market for $20.0 million. During the six months ended December 31, 2024, the Company acquired 127,376 shares of the Company's common stock on the open market for $30.0 million. During the three and six months ended December 31, 2023, the Company acquired 62,947 shares of the Company's common stock on the open market for $10.7 million. At December 31, 2024, we had authorization to repurchase an additional 974,624 shares.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	December 31, 2024	June 30, 2024
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Series E notes	—	25,000
Other	—	105
Total debt	$572,300	$597,405
Less: unamortized debt issuance costs	—	71
	$572,300	$597,334
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515.8 million at December 31, 2024 and June 30, 2024, and is available to fund future acquisitions or other capital and operating requirements. This amount is net of outstanding letters of credit of $0.2 million at both December 31, 2024 and June 30, 2024 to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.26% and 6.24% as of December 31, 2024 and June 30, 2024, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million and $4.0 million as of December 31, 2024 and June 30, 2024, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The AR Securitization Facility's maximum borrowing capacity is $250.0 million, fees on the amounts borrowed are 0.90% per year, and the facility terminates on August 4, 2026. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of December 31, 2024 and June 30, 2024 was 5.34% and 6.35%, respectively.
Unsecured Shelf Facility
At December 31, 2024 the Company had no remaining borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management. Fees on this facility ranged from 0.25% to 1.25% per year based on the Company's

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

leverage ratio at each quarter end. The “Series E” notes carried a fixed interest rate of 3.08%, and the remaining principal balance of $25.0 million was paid in October 2024.
Other Long-Term Borrowing
In 2014, the Company assumed $2.4 million of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note, held by the State of Ohio Development Services Agency, was fully paid in November 2024.
In 2019, the Company entered into an interest rate swap which mitigates variability in forecasted interest payments on $384.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see note 6, Derivatives, to the consolidated financial statements, included in Item 1 under the caption “Notes to Condensed Consolidated Financial Statements.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2024, the most restrictive of these covenants required that the Company maintain net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). At December 31, 2024, the Company's net indebtedness was less than 0.6 times consolidated income before interest, taxes, depreciation and amortization (as defined). The Company was in compliance with all financial covenants at December 31, 2024.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			December 31,	June 30,
			2024	2024
Accounts receivable, gross			$711,725	$737,941
Allowance for doubtful accounts			15,486	13,063
Accounts receivable, net			$696,239	$724,878
Allowance for doubtful accounts, % of gross receivables			2.2%	1.8%

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Provision for losses on accounts receivable	$2,549	$159	$3,605	$1,026
Provision as a % of net sales	0.24%	0.01%	0.17%	0.05%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 58.4 at December 31, 2024 compared to 56.2 June 30, 2024 due to timing of customer payments.
As of December 31, 2024, approximately 1.8% of our accounts receivable balances are more than 90 days past due, compared to 1.5% at June 30, 2024. On an overall basis, our provision for losses on accounts receivable represents 0.24% of our sales in the three months ended December 31, 2024, compared to 0.01% of sales for the three months ended December 31, 2023, and 0.17% of sales for the six months ended December 31, 2024 compared to 0.05% of sales for the six months ended December 31, 2023. The increase primarily relates to provisions recorded in the the six months ended December 31, 2024 for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment as well as recoveries recorded in the the six months ended December 31, 2023 primarily in the U.S. operations of the Service Center Based Distribution segment. Historically, this percentage is between 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.3 for the periods ended December 31, 2024 and June 30, 2024.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
On December 31, 2024, the Company completed the acquisition of Hydradyne, LLC (Hydradyne). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of December 31, 2024 did not include the internal control over financial reporting of Hydradyne. Management is in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures in Hydradyne. As a result, the Company anticipates excluding Hydradyne from our evaluation of internal control over financial reporting as of June 30, 2025.
Other than with respect to the acquisition of Hydradyne, there are no changes in internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2024 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	0	$0.00	0	1,050,000
November 1, 2024 to November 30, 2024	0	$0.00	0	1,050,000
December 1, 2024 to December 31, 2024	75,376	$265.35	75,376	974,624
Total	75,376	$265.35	75,376	974,624

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

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that (i) was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) that constituted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K 408(c) of the Securities Exchange Act of 1934, as amended.

ITEM 6.        Exhibits
* Asterisk indicates an executive compensation plan or arrangement.

Exhibit No.	Description
2.1
Securities Purchase Agreement, dated November 21, 2024, by and among Applied Industrial Technologies, Inc., LOR, Inc., and Hydradyne, LLC (filed as Exhibit 2.1 to the Company’s Form 8-K filed November 22, 2024, SEC File No. 1-2299, and incorporated here by reference).

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

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on
Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 29, 2025	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 29, 2025	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer, & Treasurer