Form 10-Q
period 2025-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2025-05-01
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2025

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

There were 38,084,641 (no par value) shares of common stock outstanding on April 18, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$1,166,749	$1,146,390	$3,338,694	$3,318,731
Cost of sales	811,459	808,144	2,330,272	2,338,313
Gross profit	355,290	338,246	1,008,422	980,418
Selling, distribution and administrative expense, including depreciation	225,888	217,040	644,978	623,938
Operating income	129,402	121,206	363,444	356,480
Interest expense (income), net	853	265	(710)	3,502
Other expense (income), net	1,267	(1,724)	(1,769)	(4,217)
Income before income taxes	127,282	122,665	365,923	357,195
Income tax expense	27,483	25,448	80,771	74,924
Net income	$99,799	$97,217	$285,152	$282,271
Net income per share - basic	$2.60	$2.51	$7.43	$7.29
Net income per share - diluted	$2.57	$2.48	$7.33	$7.18
Weighted average common shares outstanding for basic computation	38,322	38,675	38,383	38,707
Dilutive effect of potential common shares	525	577	537	584
Weighted average common shares outstanding for diluted computation	38,847	39,252	38,920	39,291
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income per the condensed statements of consolidated income	$99,799	$97,217	$285,152	$282,271

Other comprehensive loss, before tax:
Foreign currency translation adjustments	1,814	(5,112)	(19,046)	(1,685)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	(6)	(30)	(19)	(90)
Unrealized gain (loss) on cash flow hedge	21	5,105	(950)	4,203
Reclassification of interest from cash flow hedge into interest expense (income), net	(3,654)	(4,671)	(12,436)	(14,024)
Total other comprehensive loss, before tax	(1,825)	(4,708)	(32,451)	(11,596)
Income tax (benefit) expense related to items of other comprehensive loss	(897)	135	(3,255)	(2,403)
Other comprehensive loss, net of tax	(928)	(4,843)	(29,196)	(9,193)
Comprehensive income, net of tax	$98,871	$92,374	$255,956	$273,078
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2025	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$352,842	$460,617
Accounts receivable, net	754,638	724,878
Inventories	500,562	488,258
Other current assets	83,311	96,148
Total current assets	1,691,353	1,769,901
Property, less accumulated depreciation of $251,431 and $244,640	127,039	118,527
Operating lease assets, net	191,099	133,289
Identifiable intangibles, net	350,946	245,870
Goodwill	694,193	619,395
Other assets	61,033	64,928
TOTAL ASSETS	$3,115,663	$2,951,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$282,191	$266,949
Current portion of long-term debt	—	25,055
Compensation and related benefits	82,350	93,204
Other current liabilities	109,649	115,892
Total current liabilities	474,190	501,100
Long-term debt	572,300	572,279
Other liabilities	241,692	189,750
TOTAL LIABILITIES	1,288,182	1,263,129
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	196,610	193,778
Retained earnings	2,375,017	2,121,838
Treasury shares—at cost (16,025 and 15,804 shares, respectively)	(647,384)	(559,269)
Accumulated other comprehensive loss	(106,762)	(77,566)
TOTAL SHAREHOLDERS’ EQUITY	1,827,481	1,688,781
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,115,663	$2,951,910
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$285,152	$282,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	18,433	17,567
Amortization of intangibles	25,385	21,601
Provision for losses on accounts receivable	2,652	1,001
Amortization of stock appreciation rights	3,570	2,570
Other share-based compensation expense	5,824	7,508
Changes in operating assets and liabilities, net of acquisitions	5,371	(77,403)
Other, net	(1,050)	(2,956)
Net Cash provided by Operating Activities	345,337	252,159
Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(273,312)	(21,440)
Capital expenditures	(18,295)	(17,354)
Proceeds from property sales	1,022	514
Net Cash used in Investing Activities	(290,585)	(38,280)
Cash Flows from Financing Activities
Long-term debt repayments	(25,106)	(25,188)
Interest rate swap settlement receipts	9,435	10,839
Purchases of treasury shares	(79,794)	(28,875)
Dividends paid	(46,159)	(41,524)
Acquisition holdback payments	(1,210)	(681)
Exercise of stock appreciation rights and options	—	127
Taxes paid for shares withheld for equity awards	(14,332)	(15,874)
Net Cash used in Financing Activities	(157,166)	(101,176)
Effect of Exchange Rate Changes on Cash	(5,361)	(206)
(Decrease) Increase in Cash and Cash Equivalents	(107,775)	112,497
Cash and Cash Equivalents at Beginning of Period	460,617	344,036
Cash and Cash Equivalents at End of Period	$352,842	$456,533
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2025	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2024	38,409	$10,000	$193,778	$2,121,838	$(559,269)	$(77,566)	$1,688,781
Net income				92,063			92,063
Other comprehensive loss						(8,942)	(8,942)
Cash dividends — $0.37 per share				(9)			(9)
Purchases of common stock for treasury	(52)				(10,479)		(10,479)
Treasury shares issued for:
Exercise of stock appreciation rights	19		(1,106)		(1,339)		(2,445)
Performance share awards	34		(2,213)		(3,294)		(5,507)
Restricted stock units	37		(2,123)		(2,136)		(4,259)
Compensation expense — stock appreciation rights			1,326				1,326
Other share-based compensation expense			1,675				1,675
Other	(1)		(12)	(24)	(91)		(127)
Balance at September 30, 2024	38,446	$10,000	$191,325	$2,213,868	$(576,608)	$(86,508)	$1,752,077
Net income				93,290			93,290
Other comprehensive loss						(19,326)	(19,326)
Cash dividends — $0.37 per share				(14,253)			(14,253)
Purchases of common stock for treasury	(75)				(20,103)		(20,103)
Treasury shares issued for:
Exercise of stock appreciation rights	6		(321)		(402)		(723)
Compensation expense — stock appreciation rights			1,127				1,127
Other share-based compensation expense			1,426				1,426
Other				(3)			(3)
Balance at December 31, 2024	38,377	$10,000	$193,557	$2,292,902	$(597,113)	$(105,834)	$1,793,512
Net income				99,799			99,799
Other comprehensive loss						(928)	(928)
Cash dividends — $0.46 per share				(17,683)			(17,683)
Purchases of common stock for treasury	(205)				(49,765)		(49,765)
Treasury shares issued for:
Exercise of stock appreciation rights	8		(495)		(739)		(1,234)
Restricted stock units	3		(118)		57		(61)
Compensation expense — stock appreciation rights			1,117				1,117
Other share-based compensation expense			2,723				2,723
Other	5		(174)	(1)	176		1
Balance at March 31, 2025	38,188	$10,000	$196,610	$2,375,017	$(647,384)	$(106,762)	$1,827,481

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2025, and the results of its operations and its cash flows for the nine month periods ended March 31, 2025 and 2024, are included. The condensed consolidated balance sheet as of June 30, 2024 is derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Operating results for the nine month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2025.
Inventory
The Company uses the last-in, first-out (LIFO) method of valuing U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to a final year-end LIFO inventory determination. LIFO expense of $2,198 and $4,758 in the three months ended March 31, 2025 and 2024, respectively, and $4,841 and $12,726 in the nine months ended March 31, 2025 and 2024, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and nine months ended March 31, 2025 and 2024. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Three Months Ended March 31,
	2025			2024
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$643,479	$388,804	$1,032,283	$666,170	$350,997	$1,017,167
Canada	71,555	—	71,555	73,388	—	73,388
Other countries	46,568	16,343	62,911	49,798	6,037	55,835
Total	$761,602	$405,147	$1,166,749	$789,356	$357,034	$1,146,390

	Nine Months Ended March 31,
	2025			2024
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Geographic Areas:
United States	$1,868,962	$1,050,103	$2,919,065	$1,885,915	$1,035,262	$2,921,177
Canada	220,808	—	220,808	225,858	—	225,858
Other countries	145,398	53,423	198,821	153,389	18,307	171,696
Total	$2,235,168	$1,103,526	$3,338,694	$2,265,162	$1,053,569	$3,318,731

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	33.8%	41.5%	36.6%	35.6%	40.7%	37.2%
Industrial Machinery	8.7%	24.3%	14.1%	6.8%	24.3%	12.2%
Food	15.5%	2.9%	11.1%	17.3%	2.5%	12.7%
Metals	11.1%	6.5%	9.5%	11.4%	7.4%	10.2%
Forest Products	12.5%	3.1%	9.2%	11.7%	3.1%	9.0%
Chem/Petrochem	2.7%	13.1%	6.3%	2.6%	15.4%	6.6%
Cement & Aggregate	7.2%	1.3%	5.1%	6.7%	1.1%	5.0%
Transportation	3.5%	5.4%	4.2%	3.5%	3.6%	3.5%
Oil & Gas	5.0%	1.9%	3.9%	4.4%	1.9%	3.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2025			2024
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
General Industry	34.5%	39.1%	36.1%	34.9%	39.5%	36.3%
Industrial Machinery	8.3%	23.4%	13.2%	8.2%	24.8%	13.5%
Food	15.3%	3.3%	11.4%	15.0%	2.6%	11.1%
Metals	11.1%	7.6%	9.9%	11.0%	7.7%	10.0%
Forest Products	12.1%	3.2%	9.2%	12.0%	3.2%	9.2%
Chem/Petrochem	2.8%	15.3%	6.9%	2.7%	15.7%	6.8%
Cement & Aggregate	7.5%	1.4%	5.5%	7.3%	1.2%	5.4%
Transportation	3.6%	4.8%	4.0%	3.6%	3.6%	3.6%
Oil & Gas	4.8%	1.9%	3.8%	5.3%	1.7%	4.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	36.7%	9.3%	27.2%	37.3%	11.6%	29.3%
General MRO & Other	22.6%	24.0%	23.1%	22.0%	17.1%	20.4%
Fluid Power	14.7%	36.7%	22.3%	14.2%	36.0%	21.0%
Bearings, Linear & Seals	26.0%	0.3%	17.1%	26.5%	0.4%	18.4%
Specialty Flow Control	—%	29.7%	10.3%	—%	34.9%	10.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended March 31,
	2025			2024
	Service Center Based Distribution	Engineered Solutions	Total	Service Center Based Distribution	Engineered Solutions	Total
Power Transmission	37.6%	10.3%	28.7%	37.8%	11.4%	29.4%
General MRO & Other	22.3%	21.3%	22.0%	21.9%	17.1%	20.4%
Fluid Power	14.3%	34.3%	20.8%	14.1%	36.8%	21.3%
Bearings, Linear & Seals	25.8%	0.4%	17.5%	26.2%	0.4%	18.0%
Specialty Flow Control	—%	33.7%	11.0%	—%	34.3%	10.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Contract Assets
The Company’s contract assets consist of unbilled amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Changes related to contract assets, which are included in other current assets on the condensed consolidated balance sheet, is as follows:

	March 31, 2025	June 30, 2024	$ Change	% Change
Contract assets	$10,101	$12,648	$(2,547)	(20.1)%
The change in balances noted above of the Company's contract assets primarily results from the timing difference between the Company's satisfaction of performance obligations and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Hydradyne Acquisition
On December 31, 2024, the Company acquired all of the membership interests of Hydradyne, LLC (Hydradyne), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price is $282,136, of which $276,091 was funded using available cash. The remaining balance of $6,045 is a post-closing liability and included in other current liabilities on the condensed consolidated balance sheet as of March 31, 2025. Hydradyne is included in the Engineered Solutions segment.
The following table summarizes the assets acquired and liabilities assumed in connection with this acquisition based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase accounting will be finalized within one year from the acquisition date.

Hydradyne Acquisition
Cash and cash equivalents	$13,373
Accounts receivable	42,852
Inventories	40,308
Other current assets	915
Property, net	6,509
Operating lease assets	52,257
Identifiable intangible assets	126,050
Goodwill	71,247
Other assets	111
Total assets acquired	$353,622
Accounts payable and accrued liabilities	15,612
Other current liabilities	4,546
Other liabilities	51,328
Net assets acquired	$282,136
The acquired goodwill is expected to be deductible for income tax purposes. The Company incurred $135 and $1,608 in third-party costs pertaining to the acquisition of Hydradyne, which are included in selling, distribution, and administration expense in the condensed statements of consolidated income during the three and nine months ended March 31, 2025, respectively.
Net sales and net income from the Hydradyne acquisition included in the Company's results since December 31, 2024, the date of the acquisition, are $58,717 and $1,580, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following unaudited pro forma consolidated results of operations are prepared as if the Hydradyne acquisition (including the related acquisition costs) occurred at the beginning of fiscal 2024:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Pro forma	2025	2024	2025	2024
Sales	$1,166,749	$1,210,175	$3,468,012	$3,519,891
Net income	98,929	97,640	288,538	283,605
Diluted net income per share	$2.55	$2.49	$7.42	$7.22
These pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets were applied as of July 1, 2023. Additional amortization of $2,863 is included in the pro forma results for the three months ended March 31, 2024, and additional amortization of $5,473 and $8,590 is included in the pro forma results for the nine months March 31, 2025 and 2024, respectively. In addition, pro forma adjustments of $2,761 for the three months ended March 31, 2025 and 2024 and of $8,283 for the nine months March 31, 2025 and 2024 were made for interest income that would not have been earned as a result of the cash used for the acquisition. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Hydradyne; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred as of the date indicated or that may result in the future.
Other Fiscal 2025 Acquisitions
On August 1, 2024, the Company acquired substantially all of the net assets of Total Machine Solutions (TMS), a Fairfield, New Jersey based provider of electrical and mechanical power transmission products and solutions including bearings, drives, motors, conveyor components, and related repair services. TMS is included in the Service Center Based Distribution segment. The purchase price for TMS was $6,025, net tangible assets acquired were $1,115, identifiable intangible assets were $2,738, and goodwill was $2,172; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2024, the Company acquired 100% of the outstanding shares of Stanley Proctor, a Twinsburg, Ohio based provider of hydraulic, pneumatic, measurement, control, and instrumentation components, as well as fluid power engineered systems. Stanley Proctor is included in the Engineered Solutions segment. The purchase price for Stanley Proctor was $3,924, net tangible assets acquired were $365, identifiable intangible assets were $1,725, and goodwill was $1,834; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2024 Acquisitions
On May 1, 2024, the Company acquired 100% of the outstanding shares of Grupo Kopar (Kopar), a Monterrey, Mexico based provider of emerging automation technologies and engineered solutions. Kopar is included in the Engineered Solutions segment. The purchase price for the acquisition was $61,870, net liabilities assumed were $3,160, and intangible assets including goodwill were $65,030 based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. (BDI), a Columbia, South Carolina based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. BDI is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $17,926, net tangible assets acquired were $4,102, and intangible assets including goodwill were $13,824 based upon estimated fair values at the acquisition date. The purchase price includes $1,800 of acquisition holdback payments, of which $900 was paid in the nine months ended March 31, 2025. The remaining balance is included in other current liabilities on the condensed consolidated balance sheet as of March 31, 2025, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 3.0% per annum. The Company

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. (Cangro), a Farmingdale, New York based provider of bearings, power transmission, industrial motion, and related service and repair capabilities. Cangro is included in the Service Center Based Distribution segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,070, and intangible assets including goodwill were $4,149 based upon estimated fair values at the acquisition date. The purchase price includes $930 of acquisition holdback payments, of which $310 was paid in the nine months ended March 31, 2025. The remaining balance is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2025, and will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center Based Distribution segment and the Engineered Solutions segment for the fiscal year ended June 30, 2024 and the nine month period ended March 31, 2025 are as follows:

	Service Center Based Distribution	Engineered Solutions	Total
Balance at June 30, 2023	$211,231	$367,187	$578,418
Goodwill acquired during the period	9,712	32,634	42,346
Other, primarily currency translation	(1,369)	—	(1,369)
Balance at June 30, 2024	$219,574	$399,821	$619,395
Goodwill acquired/adjusted during the period	2,262	74,358	76,620
Other, primarily currency translation	(1,822)	—	(1,822)
Balance at March 31, 2025	$220,014	$474,179	$694,193
During the third quarter of fiscal 2025, the Company recorded working capital adjustments related to the Kopar acquisition, which increased the purchase price by $645, decreased the fair value of net tangible assets acquired by $290, and increased goodwill by $935. During the third quarter of fiscal 2025, the Company recorded working capital adjustments related to the TMS acquisition, which decreased the purchase price by $475, increased the fair value of net tangible assets acquired by $91, and decreased goodwill by $566. Further, during the third quarter of fiscal 2025, the Company recorded purchase accounting and working capital adjustments related to the Hydradyne acquisition, which increased the purchase price by $6,045, decreased the fair value of net assets acquired by $1,751, increased net intangible assets by $410, and increased goodwill by $7,386.
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2025.  Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2025, therefore no impairment exists.
At March 31, 2025 and June 30, 2024, accumulated goodwill impairment losses subsequent to fiscal year 2002 totaled $64,794 related to the Service Center Based Distribution segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2025	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$503,249	$224,640	$278,609
Trade names	107,550	39,739	67,811
Other	6,802	2,276	4,526
Total Identifiable Intangibles	$617,601	$266,655	$350,946

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

June 30, 2024	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$394,114	$205,422	$188,692
Trade names	88,848	34,891	53,957
Other	4,946	1,725	3,221
Total Identifiable Intangibles	$487,908	$242,038	$245,870
Fully amortized finite-lived identifiable intangible assets are written off in the period when they become fully amortized.
During the nine month period ended March 31, 2025, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$109,848	20.0
Trade names	18,720	15.0
Other	1,945	13.9
Total Identifiable Intangibles	$130,513	19.2
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2025) for the next five years is as follows: $10,000 for the remainder of 2025, $38,900 for 2026, $36,300 for 2027, $34,000 for 2028, $31,800 for 2029 and $29,900 for 2030.

5.     DEBT
A summary of long-term debt, including the current portion, follows:

	March 31, 2025	June 30, 2024
Revolving credit facility	$384,000	384,000
Trade receivable securitization facility	188,300	188,300
Series E notes	—	25,000
Other	—	105
Total debt	$572,300	$597,405
Less: unamortized debt issuance costs	—	71
	$572,300	$597,334
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515,800 at March 31, 2025 and June 30, 2024 and is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $200 at March 31, 2025 and June 30, 2024 to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.22% and 6.24% as of March 31, 2025 and June 30, 2024, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5,336 and $4,046 as of March 31, 2025 and June 30, 2024, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (AR Securitization Facility). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The AR Securitization Facility's maximum borrowing capacity is $250,000, fees on amounts borrowed are 0.90% per year, and the facility terminates on August 4, 2026. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of March 31, 2025 and June 30, 2024 was 5.32% and 6.35%, respectively.
Unsecured Shelf Facility
At March 31, 2025 the Company had no remaining borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management. Fees on this facility ranged from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The “Series E” notes carried a fixed interest rate of 3.08%, and the remaining principal balance of $25,000 was paid in October 2024.
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
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.48% as of March 31, 2025 and June 30, 2024. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $7,600 as of March 31, 2025, which is included in other current assets in the condensed consolidated balance sheet, and was $18,081 as of June 30, 2024, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive loss, before tax, to interest expense (income), net was income of $3,654 and $4,671 for the three months ended March 31, 2025 and 2024, respectively, and $12,436 and $14,024 for the nine months ended March 31, 2025 and 2024, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at March 31, 2025 and June 30, 2024 totaled $23,421 and $22,519, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy).
As of March 31, 2025 the Company had no fixed interest rate debt outstanding. As of June 30, 2024, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy).

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended March 31, 2025
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at December 31, 2024	$(116,461)	$(399)	$11,026	$(105,834)
Other comprehensive income	1,818	—	16	1,834
Amounts reclassified from accumulated other comprehensive loss	—	(3)	(2,759)	(2,762)
Net current-period other comprehensive income (loss)	1,818	(3)	(2,743)	(928)
Balance at March 31, 2025	$(114,643)	$(402)	$8,283	$(106,762)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at December 31, 2023	$(79,667)	$(244)	$20,265	$(59,646)
Other comprehensive (loss) income	(5,147)	—	3,856	(1,291)
Amounts reclassified from accumulated other comprehensive loss	—	(24)	(3,528)	(3,552)
Net current-period other comprehensive (loss) income	(5,147)	(24)	328	(4,843)
Balance at March 31, 2024	$(84,814)	$(268)	$20,593	$(64,489)

	Nine Months Ended March 31, 2025
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at June 30, 2024	$(95,566)	$(391)	$18,391	$(77,566)
Other comprehensive loss	(19,077)	—	(718)	(19,795)
Amounts reclassified from accumulated other comprehensive loss	—	(11)	(9,390)	(9,401)
Net current-period other comprehensive loss	(19,077)	(11)	(10,108)	(29,196)
Balance at March 31, 2025	$(114,643)	$(402)	$8,283	$(106,762)

	Nine Months Ended March 31, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at June 30, 2023	$(83,099)	$(197)	$28,000	$(55,296)
Other comprehensive (loss) income	(1,715)	—	3,189	1,474
Amounts reclassified from accumulated other comprehensive loss	—	(71)	(10,596)	(10,667)
Net current-period other comprehensive loss	(1,715)	(71)	(7,407)	(9,193)
Balance at March 31, 2024	$(84,814)	$(268)	$20,593	$(64,489)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended March 31,
	2025			2024
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$1,814	$(4)	$1,818	$(5,112)	$35	$(5,147)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	(6)	(3)	(3)	(30)	(6)	(24)
Unrealized gain on cash flow hedge	21	5	16	5,105	1,249	3,856
Reclassification of interest from cash flow hedge into interest expense (income), net	(3,654)	(895)	(2,759)	(4,671)	(1,143)	(3,528)
Other comprehensive loss	$(1,825)	$(897)	$(928)	$(4,708)	$135	$(4,843)

	Nine Months Ended March 31,
	2025			2024
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(19,046)	$31	$(19,077)	$(1,685)	$30	$(1,715)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	(19)	(8)	(11)	(90)	(19)	(71)
Unrealized (loss) gain on cash flow hedge	(950)	(232)	(718)	4,203	1,014	3,189
Reclassification of interest from cash flow hedge into interest expense (income), net	(12,436)	(3,046)	(9,390)	(14,024)	(3,428)	(10,596)
Other comprehensive loss	$(32,451)	$(3,255)	$(29,196)	$(11,596)	$(2,403)	$(9,193)
Anti-dilutive Common Stock Equivalents
In the three months ended March 31, 2025 and 2024, stock options and stock appreciation rights related to 68 and 77 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive. In the nine months ended March 31, 2025 and 2024, stock options and stock appreciation rights related to 88 and 102 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the period then ended as they were anti-dilutive.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
9.    SEGMENT INFORMATION
The accounting policies of the Company’s reportable segments are generally the same as those used to prepare the condensed consolidated financial statements. LIFO expense of $2,198 and $4,758 in the three months ended March 31, 2025 and 2024, respectively, and $4,841 and $12,726 in the nine months ended March 31, 2025 and 2024, respectively, is recorded in cost of sales in the condensed statements of consolidated income, and is included in operating income for the related reportable segment, as the Company allocates LIFO expense between the segments. Intercompany sales, primarily from the Engineered Solutions segment to the Service Center Based Distribution segment, of $12,927 and $13,790, in the three months ended March 31, 2025 and 2024, respectively, and $40,680 and $38,565 in the nine months ended March 31, 2025 and 2024 respectively, are eliminated in the Segment Financial Information tables below.

Three Months Ended	Service Center Based Distribution	Engineered Solutions	Total
March 31, 2025
Net sales	$761,602	$405,147	$1,166,749
Operating income for reportable segments	107,164	53,958	161,122
Depreciation and amortization of property	4,477	2,106	6,583
Capital expenditures	6,667	882	7,549

March 31, 2024
Net sales	$789,356	$357,034	$1,146,390
Operating income for reportable segments	100,470	49,511	149,981
Depreciation and amortization of property	4,431	1,371	5,802
Capital expenditures	4,230	3,261	7,491

Nine Months Ended	Service Center Based Distribution	Engineered Solutions	Total
March 31, 2025
Net sales	$2,235,168	$1,103,526	$3,338,694
Operating income for reportable segments	294,576	157,636	452,212
Assets used in business	1,666,452	1,449,211	3,115,663
Depreciation and amortization of property	13,279	5,154	18,433
Capital expenditures	15,746	2,549	18,295

March 31, 2024
Net sales	$2,265,162	$1,053,569	$3,318,731
Operating income for reportable segments	288,791	150,273	439,064
Assets used in business	1,832,897	1,022,046	2,854,943
Depreciation and amortization of property	13,222	4,345	17,567
Capital expenditures	12,264	5,090	17,354

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of operating income for reportable segments to the condensed consolidated income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating income for reportable segments	$161,122	$149,981	$452,212	$439,064
Adjustment for:
Intangible amortization—Service Center Based Distribution	779	816	2,393	2,415
Intangible amortization—Engineered Solutions	9,439	6,135	22,992	19,186
Corporate and other expense, net	21,502	21,824	63,383	60,983
Total operating income	129,402	121,206	363,444	356,480
Interest expense (income), net	853	265	(710)	3,502
Other expense (income), net	1,267	(1,724)	(1,769)	(4,217)
Income before income taxes	$127,282	$122,665	$365,923	$357,195
The change in corporate and other expense, net is due to changes in corporate expenses, as well as in the amounts and levels of certain expenses being allocated to the segments. The expenses being allocated include corporate charges for working capital, logistics support, and other items.

10.    OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Unrealized loss (gain) on assets held in rabbi trust for a non-qualified deferred compensation plan	$710	$(1,600)	$(746)	$(2,985)
Foreign currency transactions loss (gain)	997	433	(235)	(470)
Net other periodic post-employment costs	37	26	109	77
Life insurance income, net	(486)	(522)	(726)	(766)
Other, net	9	(61)	(171)	(73)
Total other expense (income), net	$1,267	$(1,724)	$(1,769)	$(4,217)

11.    SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to March 31, 2025 through the date the financial statements were issued.
On May 1, 2025, the Company acquired substantially all of the net assets of IRIS Factory Automation (IRIS), an Aurora, Illinois provider of automation products, services, and turn-key productized solutions focused on optimizing material handling and traceability workflows across production environments. The purchase price for IRIS was $14,000 and it is included in the Engineered Solutions segment. The Company funded the acquisition using available cash.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2025, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Singapore, and Costa Rica from 619 facilities.
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
Overview
Consolidated sales for the quarter ended March 31, 2025 increased $20.3 million or 1.8% compared to the prior year quarter, with acquisitions contributing to sales growth by $75.7 million or 6.6%, and unfavorable foreign currency translation of $10.1 million reducing sales by 0.9%. The Company had operating income of $129.4 million, or operating margin of 11.1% of sales for the quarter ended March 31, 2025 compared to an operating income of $121.2 million, or operating margin of 10.6% of sales for the same quarter in the prior year. Net income of $99.8 million increased 2.7% compared to the prior year quarter.
On December 31, 2024, the Company acquired all of the membership interests of Hydradyne, LLC (Hydradyne), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price of $282.1 million was funded using $276.1 million of available cash and the remaining $6.0 million will be funded within the next twelve months. Hydradyne is included in the Engineered Solutions segment.
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
The MCU and IP indices have increased since December 2024. The MCU for March 2025 was 77.8, which is up from the December 2024 reading of 77.6 but down from the June 2024 reading of 78.2. The ISM PMI registered 49.0 in March 2025, down from the December 2024 reading of 49.2, but up from the June 2024 reading of 48.3, reflecting continued contraction in the U.S. manufacturing sector. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
March 2025	77.8	49.0	100.5
February 2025	78.2	50.3	100.1
January 2025	77.6	50.9	99.1
December 2024	77.6	49.2	99.0
June 2024	78.2	48.3	99.4

The number of Company employees was 6,818 at March 31, 2025, 6,562 at June 30, 2024, and 6,350 at March 31, 2024. The number of operating facilities totaled 619 at March 31, 2025, 590 at June 30, 2024, and 586 at March 31, 2024. The increases in employees and operating facilities are primarily due to the Hydradyne acquisition.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 2025 and 2024
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2025	2024
Net sales	100.0%	100.0%	1.8%
Gross profit	30.5%	29.5%	5.0%
Selling, distribution & administrative expense	19.4%	18.9%	4.1%
Operating income	11.1%	10.6%	6.8%
Net income	8.6%	8.5%	2.7%
During the quarter ended March 31, 2025, sales increased $20.3 million or 1.8% compared to the prior year quarter, with sales from acquisitions adding $75.7 million or 6.6%, and unfavorable foreign currency translation reducing sales by $10.1 million or 0.9%. There were 63 selling days in the quarter ended March 31, 2025 and 63.5 selling days in the quarter ended March 31, 2024. Excluding the impact of businesses acquired and foreign currency translation, sales were down $45.3 million or 3.9% during the quarter, driven by a decrease of 3.1% primarily due to continued subdued demand due to economic uncertainty, in addition to a decrease of 0.8% due to the change in sales days.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
Service Center Based Distribution	$761.6	$789.4	$(27.8)	$1.5	$(10.1)	$(19.2)
Engineered Solutions	405.1	357.0	48.1	74.2	—	(26.1)
Total	$1,166.7	$1,146.4	$20.3	$75.7	$(10.1)	$(45.3)
Sales from our Service Center Based Distribution segment, which operates primarily in MRO markets, decreased $27.8 million or 3.5%. Acquisitions within this segment increased sales by $1.5 million or 0.2% and unfavorable foreign currency translation decreased sales by $10.1 million or 1.3%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $19.2 million or 2.4%, driven by a decrease of 1.6% primarily driven by softer MRO spending and capital maintenance projects, as well as a decrease of 0.8% due to the change in sales days.
Sales from our Engineered Solutions segment increased $48.1 million or 13.5%. Acquisitions within this segment increased sales by $74.2 million or 20.8%. Excluding the impact of businesses acquired, sales decreased $26.1 million or 7.3%, driven by a decrease of 6.5% reflecting ongoing weakness across mobile fluid power OEM customers, and to a lesser extent, softer flow control and automation sales, as well as a decrease of 0.8% due to the change in sales days, offset by growth across the technology sector.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Three Months Ended March 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2025	2024		Acquisitions
United States	$1,032.3	$1,017.2	$15.1	$65.5	$—	$(50.4)
Canada	71.5	73.4	(1.9)	—	(4.5)	2.6
Other countries	62.9	55.8	7.1	10.2	(5.6)	2.5
Total	$1,166.7	$1,146.4	$20.3	$75.7	$(10.1)	$(45.3)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales in our U.S. operations were up $15.1 million or 1.5%, as acquisitions added $65.5 million or 6.4%. Excluding the impact of businesses acquired, sales in the United States were down $50.4 million or 4.9%, driven by a 4.1% decrease from operations due to lower demand, in addition to a decrease of 0.8% due to the change in sales days. Sales from our Canadian operations decreased $1.9 million or 2.5%. Unfavorable foreign currency translation reduced Canadian sales by $4.5 million or 6.2%. Excluding the impact of foreign currency translation, Canadian sales increased $2.6 million or 3.7%, driven by an increase of 5.3% from operations due to higher demand, offset by a decrease of 1.6% due to the change in sales days. Sales in other countries increased $7.1 million or 12.7% from the prior year quarter, primarily due to acquisitions contributing $10.2 million or 18.3% along with an increase from operations of $2.5 million or 4.4%, offset by unfavorable foreign currency translation of $5.6 million or 10.0%.
Our gross profit margin was 30.5% in the quarter ended March 31, 2025 compared to 29.5% in the prior year quarter. The gross profit margin for the current year quarter was positively impacted by 22 basis points due to a $2.6 million decrease in LIFO expense as compared to the prior year quarter, in addition to a positive impact from recent acquisitions and ongoing margin expansion initiatives.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
SD&A	$225.9	$217.0	$8.9	$25.9	$(2.0)	$(15.0)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.4% of sales in the quarter ended March 31, 2025 compared to 18.9% in the prior year quarter, an increase of $8.9 million or 4.1% compared to the prior year quarter. SD&A from businesses acquired added $24.5 million or 11.3% of SD&A expenses, including $3.7 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates reduced SD&A during the quarter ended March 31, 2025 by $2.0 million or 0.9% compared to the prior year quarter. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $13.6 million or 6.3% during the quarter ended March 31, 2025 compared to the prior year quarter, as total compensation decreased $13.5 million primarily due to cost controls, efficiency gains, and lower incentive compensation based on company performance. All other expenses within SD&A were down $0.1 million.
Operating income increased $8.2 million or 6.8% over the prior year period. As a percent of sales, operating income increased to 11.1% during the quarter ended March 31, 2025 from 10.6% during the prior year quarter due to expanded gross profit, including from acquisitions, despite softer demand.
Operating income, as a percentage of sales for the Service Center Based Distribution segment, increased to 14.1% in the current year quarter from 12.7% in the prior year quarter. Operating income, as a percentage of sales for the Engineered Solutions segment, decreased to 13.3% in the current year quarter from 13.9% in the prior year quarter.
Other expense (income), net was expense of $1.3 million for the current year quarter, which primarily included net unfavorable foreign currency transaction losses of $1.0 million. During the prior year quarter, other expense (income), net was income of $1.7 million, which primarily included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.6 million.
The effective income tax rate was 21.6% for the quarter ended March 31, 2025 compared to 20.7% for the quarter ended March 31, 2024. The increase in the effective tax rate is primarily due to a decrease in compensation-related deductions during the quarter ended March 31, 2025 compared to the prior year quarter.
As a result of the factors addressed above, net income for the quarter ended March 31, 2025 increased $2.6 million or 2.7% compared to the prior year quarter. Diluted net income per share was $2.57 per share for the quarter ended March 31, 2025 compared to $2.48 per share in the prior year quarter, an increase of 3.6%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Nine Months Ended March 31, 2025 and 2024
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2025	2024
Net sales	100.0%	100.0%	0.6%
Gross profit	30.2%	29.5%	2.9%
Selling, distribution & administrative expense	19.3%	18.8%	3.4%
Operating income	10.9%	10.7%	2.0%
Net income	8.5%	8.5%	1.0%
During the nine months ended March 31, 2025, sales increased $20.0 million or 0.6% compared to the prior year period, with sales from acquisitions adding $117.6 million or 3.5% and unfavorable foreign currency translation accounting for a decrease of $18.8 million or 0.6%. There were 189 selling days in the nine months ended March 31, 2025 and 187.5 selling days in the nine months ended March 31, 2024. Excluding the impact of businesses acquired and foreign currency translation, sales were down $78.8 million or 2.3% during the period, driven by a decrease of 3.1% from operations primarily due to continued subdued demand due to economic uncertainty, offset by an increase of 0.8% due to the change in the sales days.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Nine Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
Service Center Based Distribution	$2,235.2	$2,265.2	$(30.0)	$9.2	$(18.8)	$(20.4)
Engineered Solutions	1,103.5	1,053.5	50.0	108.4	—	(58.4)
Total	$3,338.7	$3,318.7	$20.0	$117.6	$(18.8)	$(78.8)
Sales from our Service Center Based Distribution segment, decreased $30.0 million or 1.3%. Acquisitions within this segment increased sales by $9.2 million or 0.4% and unfavorable foreign currency translation reduced sales by $18.8 million or 0.8%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $20.4 million or 0.9%, driven by a decrease of 1.7% from operations driven by softer MRO spending and capital maintenance projects, offset by an increase of 0.8% due to the change in sales days.
Sales from our Engineered Solutions segment increased $50.0 million or 4.7%. Acquisitions within this segment increased sales by $108.4 million or 10.3%. Excluding the impact of businesses acquired, sales decreased $58.4 million or 5.6%, driven by a decrease of 6.4% reflecting ongoing weakness across mobile fluid power OEM customers, and to a lesser extent, softer flow control and automation sales, offset by an increase of 0.8% due to the change in sales days.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Nine Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2025	2024		Acquisitions
United States	$2,919.1	$2,921.1	$(2.0)	$82.7	$—	$(84.7)
Canada	220.8	225.9	(5.1)	—	(8.0)	2.9
Other countries	198.8	171.7	27.1	34.9	(10.8)	3.0
Total	$3,338.7	$3,318.7	$20.0	$117.6	$(18.8)	$(78.8)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales in our U.S. operations were down $2.0 million or 0.1%, as acquisitions added $82.7 million or 2.8%. Excluding the impact of businesses acquired, sales in the United States were down $84.7 million or 2.9%, driven by a 3.7% decrease from operations due to lower demand, offset by an increase of 0.8% due to the change in sales days. Sales from our Canadian operations decreased $5.1 million or 2.2%. Unfavorable foreign currency translation decreased Canadian sales by $8.0 million or 3.5%. Excluding the impact of foreign currency translation, Canadian sales were up $2.9 million or 1.3%, driven primarily by an increase in sales days. Sales in other countries increased $27.1 million or 15.8% from the prior year, primarily due to acquisitions contributing $34.9 million or 20.3%, along with an increase from operations of $3.0 million or 1.8%, offset by unfavorable foreign currency translation of $10.8 million or 6.3%.
Our gross profit margin was 30.2% in the nine months ended March 31, 2025 compared to 29.5% in the prior year period. The gross profit margin for the current year period was positively impacted by 24 basis points due to a $7.9 million decrease in LIFO expense as compared to the prior year period, in addition to a positive impact from recent acquisitions and ongoing margin expansion initiatives.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Nine Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
SD&A	$645.0	$623.9	$21.1	$36.5	$(3.5)	$(11.9)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.3% of sales in the nine months ended March 31, 2025 compared to 18.8% in the prior year period, an increase of $21.1 million or 3.4% compared to the prior year period. SD&A from businesses acquired added $35.1 million or 5.6% of SD&A expenses, including $5.6 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates reduced SD&A during the nine months ended March 31, 2025 by $3.5 million or 0.6% compared to the prior year period. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A decreased $10.5 million or 1.6% during the nine months ended March 31, 2025 compared to the prior year period as total compensation decreased $18.8 million due to cost controls, efficiency gains, and lower incentive compensation based on company performance. This reduction in total compensation was offset by a $4.2 million increase in occupancy costs (excluding acquisitions) and a $1.7 million increase in bad debt expense during the nine months ended March 31, 2025 compared to the prior year period. All other expenses within SD&A were up $2.4 million.
Operating income increased $7.0 million or 2.0% over the prior year period. As a percent of sales, operating income was 10.9% for the nine months ended March 31, 2025 compared to 10.7% for the prior year period.
Operating income, as a percentage of sales for the Service Center Based Distribution segment, increased to 13.2% in the current year period from 12.7% in the prior year period. Operating income, as a percentage of sales for the Engineered Solutions segment, was 14.3% in both the current year and prior year periods.
The Company had net interest income in the current year period of $0.7 million compared to net interest expense of $3.5 million in the prior year period due to reduced debt levels in fiscal 2025 coupled with greater interest income from higher cash balances and investment yields.
Other expense (income), net was income of $1.8 million for the nine months ended March 31, 2025, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $0.7 million, life insurance income of $0.7 million, net favorable foreign currency transaction gains of $0.2 million, and $0.2 million of other income. During the prior year period, other expense (income), net was income of $4.2 million, which primarily consisted of unrealized gains on investments held by non-qualified deferred compensation trusts of $3.0 million and life insurance income of $0.8 million.
The effective income tax rate was 22.1% for the nine months ended March 31, 2025 compared to 21.0% for the nine months ended March 31, 2024. The increase in the effective tax rate is primarily due to the reversal of a tax valuation allowance related to Mexico during the prior year period. We expect our full year tax rate for fiscal 2025 to be in the 22.0% to 23.0% range.
As a result of the factors addressed above, net income for the nine months ended March 31, 2025 increased $2.9 million or 1.0% compared to the prior year period. Diluted net income per share was $7.33 per share for the nine months ended March 31, 2025 compared to $7.18 per share in the prior year period.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At March 31, 2025, we had total debt obligations outstanding of $572.3 million compared to $597.4 million at June 30, 2024. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
On December 31, 2024, the Company acquired all of the membership interests of Hydradyne, LLC (Hydradyne), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price of $282.1 million was funded using $276.1 million of available cash and the remaining $6.0 million will be funded within the next twelve months. Hydradyne is included in the Engineered Solutions segment.
The Company's working capital at March 31, 2025 was $1,217.2 million, compared to $1,268.8 million at June 30, 2024. The current ratio was 3.6 to 1 at March 31, 2025 and 3.5 to 1 at June 30, 2024.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2025	2024
Operating Activities	$345,337	$252,159
Investing Activities	(290,585)	(38,280)
Financing Activities	(157,166)	(101,176)
Exchange Rate Effect	(5,361)	(206)
(Decrease) Increase in Cash and Cash Equivalents	$(107,775)	$112,497
The increase in cash provided by operating activities during the nine months ended March 31, 2025 from the prior period is due to changes in working capital for the period of $82.8 million primarily driven by (amounts in thousands):

	Nine Months Ended March 31,
	2025	2024
Accounts receivable	$7,122	$1,736
Inventories	18,207	(911)
Accounts payable	2,113	(30,991)
Net cash used in investing activities during the nine months ended March 31, 2025 increased from the prior period primarily due to $273.3 million used for acquisitions in the nine months ended March 31, 2025 compared to $21.4 million used for acquisitions in the prior year period.
Net cash used in financing activities during the nine months ended March 31, 2025 increased from the prior year period primarily due to $79.8 million of cash used to repurchase shares of common stock during the nine months ended March 31, 2025 compared to $28.9 million used to repurchase shares of common stock in the prior year period.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. During the three months ended March 31, 2025, the Company acquired 204,500 shares of the Company's common stock on the open market for $49.3 million. During the nine months ended March 31, 2025, the Company acquired 331,876 shares of the Company's common stock on the open market for $79.3 million. During the three months ended March 31, 2024, the Company acquired 100,053 shares of treasury stock on the open market for $18.2 million. During the nine months ended March 31, 2024, the Company acquired 163,000 shares of treasury stock on the open market for $28.9 million. At March 31, 2025, we had

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

authorization to repurchase an additional 770,124 shares. On April 28, 2025 the Board of Directors authorized the repurchase of 1.5 million shares of the Company's stock under a new authorized program, replacing the prior authorized program.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	March 31, 2025	June 30, 2024
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Series E notes	—	25,000
Other	—	105
Total debt	$572,300	$597,405
Less: unamortized debt issuance costs	—	71
	$572,300	$597,334
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515.8 million at March 31, 2025 and June 30, 2024, and is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $0.2 million at March 31, 2025 and June 30, 2024, to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.22% and 6.24% as of March 31, 2025 and June 30, 2024, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million and $4.0 million as of March 31, 2025 and June 30, 2024, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (AR Securitization Facility). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The AR Securitization Facility's maximum borrowing capacity is $250.0 million, fees on amounts borrowed are 0.90% per year, and the facility terminates on August 4, 2026. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of March 31, 2025 and June 30, 2024 was 5.32% and 6.35%, respectively.
Unsecured Shelf Facility
At March 31, 2025 the Company had no remaining borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management. Fees on this facility ranged from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The “Series E” notes carried a fixed interest rate of 3.08%, and the remaining principal balance of $25.0 million was paid in October 2024.
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
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2025, the most restrictive of these covenants required that the Company maintain net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). At March 31, 2025, the Company's net indebtedness was less than 0.5 times consolidated income before interest, taxes, depreciation and amortization. The Company was in compliance with all financial covenants at March 31, 2025.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			March 31,	June 30,
			2025	2024
Accounts receivable, gross			$768,535	$737,941
Allowance for doubtful accounts			13,897	13,063
Accounts receivable, net			$754,638	$724,878
Allowance for doubtful accounts, % of gross receivables			1.8%	1.8%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Provision for losses on accounts receivable	$(954)	$(25)	$2,652	$1,001
Provision as a % of net sales	(0.08)%	—%	0.08%	0.03%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 58.2 at March 31, 2025 compared to 56.2 June 30, 2024 due to timing of customer payments.
As of March 31, 2025, approximately 1.8% of our accounts receivable balances are more than 90 days past due, compared to 1.5% at June 30, 2024. On an overall basis, our provision for losses on accounts receivable represents 0.08% of sales for the nine months ended March 31, 2025 compared to 0.03% of sales for the nine months ended March 31, 2024. The increase primarily relates to provisions recorded in the nine months ended March 31, 2025 for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center Based Distribution segment as well as recoveries recorded in the same operations in the nine months ended March 31, 2024. Historically, this percentage is between 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.3 for the periods ended March 31, 2025 and June 30, 2024.

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
Important risk factors include, but are not limited to, the following: risks relating to the operations levels of our customers and the economic factors that affect them; the impact that widespread illness, health epidemics, or general health concerns could have; inflationary or deflationary trends in the cost of products, energy, labor and other operating costs including tariffs, and changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability (such as due to supply chain strains), changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, war, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition, or results of operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
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
Changes in Internal Control Over Financial Reporting
On December 31, 2024, the Company completed the acquisition of Hydradyne, LLC (Hydradyne). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of March 31, 2025 did not include the internal control over financial reporting of Hydradyne. Management is in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures in Hydradyne. As a result, the Company anticipates excluding Hydradyne from our evaluation of internal control over financial reporting as of June 30, 2025.
Other than with respect to the acquisition of Hydradyne, there are no changes in internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2025 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 to January 31, 2025	0	$0.00	0	974,624
February 1, 2025 to February 28, 2025	91,000	$253.68	91,000	883,624
March 1, 2025 to March 31, 2025	113,500	$231.10	113,500	770,124
Total	204,500	$241.15	204,500	770,124

(1)On August 9, 2022, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. We publicly announced the new authorization on August 11, 2022. Purchases can be made in the open market or in privately negotiated transactions.
On April 29, 2025, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the August 9, 2022 authorization. We publicly announced the new authorization on May 1, 2025. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

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

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that (i) was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) that constituted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K 408(c) of the Securities Exchange Act of 1934, as amended.

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

4.8
Guaranty of Payment Joinder, dated as of January 16, 2025, among Applied Bearing Distributors, LLC, Cangro Industries, LLC, Itech Automation Solutions, LLC, KeyBank National Association as Agent, and various financial institutions.

4.9	Guaranty of Payment Joinder, dated as of March 14, 2025, among Stanley M. Proctor Company, LLC, KeyBank National Association as Agent, and various financial institutions.

4.10	Guaranty of Payment Joinder, dated as of March 14, 2025, among Hydradyne, LLC., KeyBank National Association as Agent, and various financial institutions.

4.11
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

4.14
Purchase and Sale Agreement dated as of August 31, 2018 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to the Company's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.15
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

4.16
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

4.17
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

4.18
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

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	May 1, 2025	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	May 1, 2025	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer