Form 10-K
period 2025-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2025-08-15
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2024): $9,109,716,000.

The registrant had outstanding 37,752,947 shares of common stock as of August 1, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2025 annual meeting of shareholders of Applied Industrial Technologies, Inc., are incorporated by reference into Parts II, III, and IV of this Form 10-K.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
This Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (this "Annual Report"), including the documents incorporated by reference, contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as “guidance,” “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “forecast,” “may,” "potential," "optimistic" and derivative or similar words or expressions. Similarly, descriptions of our objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of Applied Industrial Technologies, Inc. ("Applied") and its management as to future occurrences and trends. Applied intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995, as amended, and by the Securities and Exchange Commission in its rules, regulations, and releases.

Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors, many of which are outside Applied's control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of those statements should not be regarded as a representation by Applied or another person that the results expressed in the statements will be achieved. In addition, Applied assumes no obligation to update or revise forward-looking statements, whether because of new information or events, or otherwise, except as may be required by law.

Applied believes its primary risk factors include, but are not limited to, those identified in the following sections of this Annual Report on Form 10-K: “Risk Factors” in Item 1A; “Narrative Description of Business,” in Item 1, Section (c); and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I

ITEM 1. BUSINESS.
In this Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (this "Annual Report"), “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the Company” refer to Applied and its subsidiaries. Headquartered in Cleveland, Ohio, Applied and its predecessor companies have engaged in business since 1923. The fiscal year end for Applied is June 30, 2025.
We are a leading distributor and technical solutions provider of industrial motion, power, control, and automation technologies. Through our comprehensive network of approximately 6,800 employee associates and approximately 600 facilities including service center, fluid power, flow control, and automation operations, as well as repair shops and distribution centers, we offer a selection of more than 9.2 million stock keeping units with a focus on industrial bearings, power transmission products, fluid power components and systems, specialty flow control, and advanced factory automation solutions, as well as general maintenance products. We market our products with a set of service solutions including inventory management, engineering, design, assembly, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both MRO (maintenance, repair, and operating), OEM (original equipment manufacturing), and new system install applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore.
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
GENERAL DEVELOPMENT OF BUSINESS
Information regarding current developments in our business can be found in Item 7 of this Annual Report under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference.
INDUSTRY POSITION AND VALUE PROPOSITION
We serve a segment of the industrial market that requires technical expertise and service as our products and solutions are directly tied to companies’ production process, efficiency initiatives, and most critical operating assets. While our business has evolved with a broader portfolio of solutions and entrance into new markets in recent years, our core remains primarily focused on connecting world-class industrial products and technologies from leading suppliers to our customers' most critical operating assets. As such, we are integral to our customers’ supply chains considering the direct exposure our solutions have on our customers’ core production equipment and plant capabilities, where high cost of failure, product specification, and system complexity require premier local service and inventory availability, application expertise, and aftermarket support. While we compete with other distributors and service providers offering products and solutions addressing the industrial supply chain, we believe our industry position and value proposition benefits from relative advantages tied to the following key attributes:
1) Deep technical expertise in providing solutions to critical motion control systems and related service offerings
2) Leading positions in engineered fluid power and flow control solutions
3) Advanced capabilities and an established footprint across advanced automation solutions
4) Broad in-stock product offering, local inventory availability, and repair capabilities
5) Extensive technical knowledge and domain expertise of our customers' facility and production equipment
6) Tenured relationships with industrial customers and leading suppliers
7) Scale and proximity of our operations relative to customer facilities
8) Local entrepreneurial culture and continuous improvement focus

9) Complementary offerings including indirect consumable supply inventory management
10) Talent acquisition and development of technical sales associates, engineers, and service personnel
11) Business systems and distribution capabilities
12) Strong financial liquidity and access to capital
Across our Company, we focus on helping customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs, as well as optimize the efficiency and safety of their facilities, equipment, and production processes. Within our Service Center segment, we focus on responding to critical “break-fix” situations, which requires knowledge of a customer’s facility, localized inventory, timely delivery capabilities, service execution, and accountability. In our Engineered Solutions segment, we design, engineer, and integrate solutions focused on making a customer’s operations and equipment more productive, cost and energy-efficient, and automated.
We believe our products and solutions are increasingly critical within the industrial supply chain given increased manufacturing activity in the United States, reshoring or localization of supply chains across North America, a greater focus on supply chain resiliency, required maintenance and modernization on aged industrial equipment, technical labor constraints across customers' operations, more sophisticated production equipment and processes, a greater focus on plant floor optimization, and compliance and regulatory requirements.
INDUSTRY AND COMPETITION
We primarily compete within North America which we believe offers significant growth potential given our industry position, established distribution and sales network, market fragmentation, and customer technical requirements, as well as various secular and structural growth tailwinds developing across the industrial sector. Growth within our industry is influenced by broader industrial production and capacity utilization, as well as inflation, labor dynamics, capital spending, geopolitical events, factory optimization initiatives, changes in industrial equipment technologies, and supply chain requirements.
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
STRATEGIC GROWTH AND OPERATIONAL OPPORTUNITIES
•Exposure to Industrial Mega Trends. We are favorably positioned to benefit from various secular tailwinds developing across the North American industrial market. This includes localizing and reshoring supply chains to North America, required infrastructure investments, greater equipment maintenance and system modernization on aged industrial assets, and the build-out and maintenance of systems used for decarbonization. In addition, sustainability initiatives and dynamic energy costs are driving a focus on optimizing equipment efficiency through greater technical maintenance and component upgrades, while our expertise and access to fluid conveyance and robotic solutions are providing new growth opportunities in areas such as datacenter infrastructure and semiconductor manufacturing. We believe our North America focus and comprehensive portfolio of technical solutions including motion control, fluid power, specialty flow control, and automation solutions will play a critical role in supporting these growth tailwinds.
•Service Center Initiatives. Our network of service centers located close to industrial companies allows us to respond quickly and effectively to critical MRO situations involving direct production infrastructure and industrial equipment. We believe our technical domain expertise and access to core industrial equipment across our customers' facilities puts us in a leading position to support their technical MRO and production requirements. This position is strengthening as we fully leverage and cross-sell our expanded portfolio of fluid power, flow control, automation, and consumables solutions. In addition, investments in technology, predictive analytics, talent, and shared service functions have streamlined operating processes while enhancing our business intelligence and sales force productivity. We are also augmenting our local technical service through greater shop and conveyance capabilities, as well as investing in our digital and e-commerce channel.
•Leading Fluid Power and Flow Control Position. We provide innovative fluid power and flow control solutions including systems design and engineering, electronic control integration, software programming, valve actuation, compliance consulting, fabrication and assembly, and dedicated service and repair. Demand for these solutions is increasing across a variety of industrial, off-highway mobile, technology, and process related applications as a result of greater focus on power consumption, plant efficiency and automation, emissions control, remote monitoring, advancements in machining, regulatory and compliance standards, and data analytics. Of note, we expect to play a significant role in helping our OEM customers transition to electric-powered machinery given our leading engineering capabilities and supplier relationships. In addition, the ongoing build out of datacenter and semiconductor infrastructure is expanding the addressable market for fluid conveyance products and solutions, while demand for flow control solutions is benefiting from customers' decarbonization and energy transition efforts. Our strategy and teams are aligned to serve the rapid pace of innovation and investment developing across fluid power systems and process infrastructure in the coming years.
•Automation Expansion Potential. We have worked extensively in recent years to expand our Automation position through various acquisitions and organic growth initiatives. Combined with our legacy capabilities in pneumatic and control applications, today our automation solutions represent a more meaningful part of our sales and growth centered on the design, assembly, integration, and distribution of machine vision, robotics, digital networking, and motion control technologies. We see significant potential to further scale our automation operations in coming years given our internal initiatives, M&A pipeline, a growing addressable market, cross-selling opportunities, and a developing long-term aftermarket. We expect various secular tailwinds to positively influence demand including structural labor constraints, a heightened focus on safety and quality, and North American reshoring activity. We believe these dynamics will accelerate the adoption of collaborative and mobile robots, machine vision, and Internet of Things solutions, as well as require strong application and engineering support that aligns well with our market approach and value proposition.
•Cross-Selling Opportunity. Through various acquisitions and internal initiatives, we have expanded the breadth of technical products and solutions we offer to customers. From flow control products supporting process maintenance to emerging robotic technologies addressing labor and safety initiatives at our customers’ facilities, the full suite of technical solutions we offer today is meaningful to our value proposition. We believe our expanded solutions portfolio, scale, and technical expertise is enhancing our cross-selling opportunity and share gain potential as customers continue to consolidate their spend with more capable distributors. Considering the embedded customer base across our legacy service center network, and an addressable market of approximately $80 billion and growing, we believe our cross-selling initiative represents a significant long-term growth opportunity. This includes accelerating our ability to expand with strategic accounts and penetrate faster growing market verticals such as food & beverage, semiconductor, datacenters, life sciences, pharmaceutical, power generation, and alternative energy.
•Margin Expansion Focus. We have a number of initiatives focused on driving operational improvements throughout the organization. Systems investments in recent years including common enterprise resource planning platforms are supporting opportunities in leveraging shared services, refining our sales management process, and standardizing pricing and sourcing functions, while we continue to optimize our shop and distribution network and analytics. We also see sustainable mix tailwinds driving margin expansion as we continue to grow our higher-margin Engineered Solutions segment, which today contributes over 40% of our consolidated EBITDA. In addition, as our growth profile and operating efficiencies have strengthened, we are experiencing a greater level of operating leverage. Combined with our history of cost accountability and our continuous improvement culture, we see an ongoing opportunity to optimize our margin profile and cash generation in coming years.
•Industry Consolidation and Acquisition Opportunities. Our customers’ supply chain focus is intensifying as they manage increasingly complex service requirements. This includes technology advancements, structurally higher inflation, geopolitics, an increased focus on supply chain and operational continuity, and greater U.S. manufacturing activity. We believe these considerations are accelerating consolidation across our sector both organically and through acquisitions as customers increase business with larger, more capable distributors while smaller providers face rising operational requirements. We are favorably positioned to benefit from industry consolidation in the coming years considering technical requirements associated with our industry segment, combined with our balance sheet capacity, acquisition experience, and service capabilities Of note, we expect acquisitions to remain an important element of our growth potential moving forward given high industry fragmentation, greater operational and technical requirements, and supplier authorizations within the markets we serve. We believe our sourcing strategy, industry relationships, and operational discipline are key to our acquisition success. Over the near to intermediate-term, our acquisition priorities are primarily focused on our current offerings including the ongoing expansion of our Engineered Solutions segment, as well as opportunistic acquisitions across our Service Center segment that further enhance our organic growth profile, margin improvement, and value-added service capabilities.

OPERATIONS
Our distribution and sales network consists of approximately 430 facilities in our Service Center segment and approximately 170 facilities in our Engineered Solutions segment. This includes service centers, distribution centers, and facilities tied to our fluid power, flow control, and automation operations. Our service centers resemble local inventory hubs located in close proximity to our customers and focused primarily on technical MRO related fulfillment and service needs. Our fluid power, flow control, and automation facilities support technical and shop-oriented services integral to the more specialized and integrated nature of the products and solutions we provide. Other operations and channels through which we market include inventory management services for indirect consumable supplies and digital solutions including our Applied.com website, electronic data interchange (EDI) and other electronic interfaces with customers' technology platforms and plant maintenance systems.
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
Our operations are primarily based in the United States where 88% of our fiscal 2025 sales were generated. We also have international operations, the largest of which is in Canada (6% of fiscal 2025 sales) with the balance (6% of fiscal 2025 sales) in Mexico, Australia, New Zealand, Singapore, and Costa Rica.
SUPPLIERS
Products we distribute are generally supplied to us by manufacturers whom we serve as a non-exclusive distributor. The suppliers also may provide us product training, as well as sales and marketing support. Authorizations to represent particular suppliers and product lines vary by geographic region, particularly for our fluid power, flow control, and automation businesses. We believe our supplier relationships are generally good, and many have existed for decades. The disruption of relationships with certain suppliers, or the disruption of their operations, could adversely affect our business.
Our product suppliers typically confine their direct sales activities to large-volume transactions, mainly with large original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer, but instead refer the customer to us or another distributor.
MARKETS SERVED
We purchase from thousands of product manufacturers and resell the products to thousands of customers in a wide variety of industries, including food processing, aggregates, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, life sciences, mining, oil and gas, primary metals, technology, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to small local businesses. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 5% of our fiscal 2025 sales.
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

REPORTABLE SEGMENTS
We report results of operations in two segments: 1) Service Center (formerly Service Center Based Distribution), and 2) Engineered Solutions. The Company changed the name of the Service Center Based Distribution reportable segment to Service Center in the fourth quarter of fiscal 2025. There was no change in the composition of either reportable segment. In fiscal 2025, our Service Center segment represented 66% of our total sales, while our Engineered Solutions segment represented 34% of our total sales.
Service Center. Our Service Center segment includes our MRO-focused distribution operations across North America, Australia, and New Zealand. This business operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of production equipment and motion control infrastructure. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment.
Service center facilities are stocked with product inventory tailored to each local market and staffed with customer sales and service representatives, and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make onsite calls to customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs. Industry specialists assist with product applications in their areas of expertise. Service centers market product offerings with a suite of services that create additional value for the customer. This includes onsite training, product fabrication and repair, and inventory management solutions. We also provide analysis and measurement of productivity improvement and cost savings potential from these services through our Applied Documented Value-Added® (DVA®) reports.
The segment includes operations focused on certain end markets and indirect consumable supplies through vendor managed inventory solutions, as well as regional fabricated rubber shops and service field crews, which install, modify, and repair conveyor belts and rubber linings, and make hose assemblies in accordance with customer requirements.
Engineered Solutions. Our Engineered Solutions segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, engineered flow control products and services, and automation technologies. Within the United States, we believe we are the largest distributor and solutions provider of fluid power and industrial flow control products, as well as one of the largest distributors and solutions providers of advanced automation technologies.
Our fluid power operations offer products and services primarily used within industrial, mobile, and technology applications. Fluid power products include hydraulic and pneumatic technologies using liquids and gases to transmit power, typically in smaller spaces than other forms of power transmission. Hydraulic products offer high power to weight ratios, high torque at low speeds, and power reliability, while pneumatic products are focused on lightweight applications in need of speed and precision. Our fluid power products and solutions are commonly used for off-highway mobile equipment, stationary industrial equipment and machines at factories, marine and offshore equipment, factory automation, food processing equipment, packaging operations, and downstream energy process systems. Operations are supported by a team of certified fluid power specialists, mechanics, technicians, and engineers that provide technical services ranging from system design and integration, electronic control integration, hydraulic assemblies, repair and rebuild, manifold design and assembly, cylinder rebuilds, hose assembly, customized filtration solutions, software programming and repair, hydraulic system retrofits, and integration of autonomous and electrification features.
Our specialty flow control operations provide highly engineered process flow control products, solutions, and services. Products include pumps, valves, fittings, hoses, process instrumentation, actuators, motors, and filtration supplies which are used to control the flow of liquids and gases in mission-critical industrial applications. Process flow control systems are highly complex given the specified nature of applications in harsh industrial or high-purity operating environments. Our flow control products and services are focused on MRO related applications; OEMs; and engineering, procurement, and construction (EPC) firms across a variety of industries including chemicals, steel, power, oil and gas, pulp and paper, life sciences, pharmaceuticals, food and beverage, technology, and general industrials. Similar to our fluid power operations, our flow control offering includes technical service capabilities such as flow control systems integration, pump repair services, valve actuation, skid-mounted assembly, kitting, process instrumentation, parts fabrication, and compliance consulting. Our flow control solutions are increasingly used in applications tied to required infrastructure for decarbonization initiatives, including providing technical support for the configuration, assembly, and testing of process systems.

Our advanced automation operations provide solutions focused on the design, engineering, assembly, integration, and distribution of machine vision, collaborative robots, mobile robots, RFID (radio-frequency identification), industrial networking, motion control, and machine learning technologies for OEMs, machine builders, integrators, and other industrial and technology end users. Products and solutions are marketed across a variety of industries including technology, medical, life sciences, biotechnology, automotive, data centers, food and beverage, logistics, consumer packaging, metalworking, and general industrial. Our automation business helps customers develop, produce, and integrate machine and facility automation solutions using comprehensive technology and application knowledge. A core element of our strategy and value proposition within automation is our value-added and engineered solution capabilities, enabling us to provide in-depth consultative, design, engineering, assembly, testing, and support services for various customer requirements.
HUMAN CAPITAL
We attribute our business success to talented, dedicated employee associates who live our core values of integrity, respect, customer focus, commitment to excellence, accountability, innovation, continuous improvement, and teamwork.
At June 30, 2025, we had approximately 6,800 associates across seven countries, with geographic and segment counts as follows:

Country	Associates	Segment	Associates
United States	5,250	Service Center	4,050
Canada	650	Engineered Solutions	2,450
Other Countries	900	Other	300
Associate Recruitment, Development, and Retention. We strive to attract, develop, and retain high-performing associates with unique skills, ideas, capabilities, and experiences, to empower them to achieve their potential, and provide them opportunities to increase their skills and responsibilities and advance their careers. Applied’s commitment to its associates is reflected in our investments in both development and talent management. All associates are encouraged to participate in training to improve existing and learn new skills to further their professional development and achieve their own goals. Training opportunities include a wide array of internally facilitated training courses (both skilled and competency based), supplier product training, and other third-party courses. Training is delivered through a modern social learning platform and in-person training. In addition to a formal annual performance review process, Applied leaders are encouraged to provide frequent, timely, and meaningful feedback to each associate, and we solicit feedback from our associates through various engagement surveys and other tools to obtain valuable insights into workplace culture and identify strengths and uncover areas for improvement.
Compensation, Benefits, and Well-being Support. We seek to provide competitive compensation and benefits in order to attract and retain high quality associates. In the United States, Applied offers comprehensive benefits with choices to fit our associates’ varied needs, including the following: medical, dental, vision, and prescription drug insurance; short and long-term disability benefits; life insurance plans; Section 401(k) retirement savings plan with company match; paid vacations and holidays; incentive programs in support of our pay for performance culture; an employee assistance program; and an educational reimbursement program. In addition to providing tools to our managers to help identify and provide resources on associate mental health needs, we continue our efforts to meet employees on their well-being journey through the implementation of our Healthy You! program, which encourages associates to focus on their physical and mental well-being.
Workplace Culture. We are committed to fostering a workplace where all our associates can thrive. Our policies and practices promote equitable hiring, opportunities, and advancement and a workplace free from discrimination and harassment. We believe that a workplace that is respectful to all associates and that includes and fosters a wide range of skills, ideas, capabilities, and experiences serves as a cornerstone for a strong and resilient company.
Health and Safety. Applied is also committed to the safety and well-being of our associates. In the United States, all associates are required to complete specific assigned online training courses annually, which include offerings on workplace safety hazards and vehicle safety. In addition, role-specific training is assigned based on the types of hazards associates may face while carrying out their job function, such as training modules on operating in confined spaces, forklift operation, and lockout/tagout procedures. Our U.S. associates completed approximately 4,600 safety training courses during the fiscal year, helping to raise awareness of workplace risks.

SEASONALITY
Our business exhibits minor seasonality. Sales per day during the first half of our fiscal year are historically slightly lower than in the second half due, in part, to the impact of customer plant shutdowns, summer vacations and holidays.
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

ITEM 1A. RISK FACTORS.
In addition to other information set forth in this report, you should carefully consider the following risk factors that could materially affect our business, financial condition, or results of operations and that could make an investment in Applied more speculative or risky. Certain risks are discussed in more detail below in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference. Because of the risk factors discussed herein, past financial performance should not be considered a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Cautionary Statements” in Item 7.
ECONOMIC AND INDUSTRY RISKS
Our business depends heavily on the operating levels of our customers and the factors that affect them, including general economic conditions. The markets for our products and services are subject to conditions or events that affect the demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same factors that affect demand for and production of customers' goods and materials.
When customers or prospective customers reduce production levels because of lower demand, increased supply, higher costs, supply chain or labor market disruptions, changes in interest rates, tight credit conditions, unfavorable currency exchange rates, governmental regulations or adverse trade policies, foreign competition, other competitive disadvantage, offshoring of production, geopolitical instability, or other reasons, their need for our products and services diminishes. Selling prices and terms of sale come under pressure, adversely affecting the profitability and the durability of customer relationships, and credit losses may increase. Inventory management becomes more difficult in times of economic uncertainty. Volatile economic and credit conditions also make it more difficult for us, as well as our customers and suppliers, to forecast and plan future business activities.
If our customers become unable or unwilling to pay amounts owed to us under unsecured credit arrangements it could materially and adversely affect our financial condition and results of operations. We extend unsecured trade credit to a broad range of customers across many industries. If our customers become financially distressed and experience deterioration in their cash flow or operating and financial performance due to economic downturns, competitive pressures or reduced demand for their products, they may not be able to make scheduled payments, or may delay payment, of amounts due to us.
Supply chain disruptions could adversely affect our results of operations and financial condition. Our supply chain, including transportation availability, staffing, and cost, could be disrupted by natural or human-induced events or conditions, such as power or telecommunications outage, security incident, terrorist attack, war, other geopolitical events, public health crisis, earthquake, extreme weather events, fire, flood, other natural disasters, transportation disruption, labor actions, including strikes, raw materials shortages, financial problems or insolvency, trade regulations or actions, inadequate manufacturing capacity or utilization to meet demand, or other reasons beyond our control. These supply chain disruptions may result in increased costs which we may be unable to pass along to customers. In addition, if these disruptions cause us to look for alternative sources of products, when we can find acceptable alternate sources for certain products, they may cost more. These potential impairment to our ability to meet customer demand could result in lost sales, increased costs, reduced profitability, and damage to our reputation.
Consolidation in our customers' and suppliers' industries could impede our ability to negotiate favorable commercial terms in our purchase and sale contracts, placing pressure on our prices and lead to volatility in our sales, thereby adversely affecting our business and financial results. Consolidation continues among both our product suppliers as well as our customers. As customer industries consolidate or customers otherwise aggregate their purchasing power, a greater proportion of our sales could be derived from large volume contracts, which could adversely impact margins and other commercial terms that could allocate greater risk to us. Consolidation among customers can produce changes in their purchasing strategies, potentially shifting blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices.
Similarly, continued consolidation among suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases and we may be unable to take advantage of consolidation trends.
An increase in competition could decrease sales or earnings. We operate in a highly competitive, fragmented industry. Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, automation technologies, industrial rubber products, linear motion components, tools, safety products, oilfield supplies, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations, and can include catalog and e-commerce companies. Competition is largely focused in the local service area and is generally based on product line breadth, product availability, service capabilities, and price. Existing competitors have, and future competitors may have, greater financial or other resources than we do, broader or more appealing product or service offerings, greater market presence, stronger relationships with key suppliers or customers, or better name recognition. If existing or future competitors seek to gain or to retain market share by aggressive pricing strategies or sales methods, business acquisition, or otherwise through competitive advantage, our sales and profitability could be adversely affected. Our success will also be affected by our ability to continue to provide competitive offerings as customer preferences or demands evolve, for example with respect to product and service types, brands, quality, or prices. Technological evolution or other factors can render product and service offerings obsolete, potentially impairing our competitive position and our inventory values.
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility. Foreign operations contributed 12% of our sales in 2025. This presence outside the United States increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions. In addition, our foreign operations' results are reported in local currency and then translated into U.S. dollars at applicable exchange rates, which opens us up to risks associated with potential currency exchange fluctuations. Fluctuations in exchange rates, devaluations, and limitations on the conversion of foreign currencies into U.S. dollars may result in decreased revenues or profits.
STRATEGIC AND OPERATIONAL RISKS
Our business could be adversely affected if we do not successfully execute our strategies to grow sales and earnings. We have numerous strategies and initiatives to grow sales, leveraging the breadth of our product offering, supplier relationships, and value-added technical capabilities to differentiate us from our competitors and improve our competitive position. We also continually seek to enhance gross margins, manage costs, and otherwise improve earnings. Many of our activities target improvements to the consistency of our operating practices across all of our facilities. If we do not implement these initiatives effectively, or if for other reasons they are unsuccessful, our business could be adversely affected.
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
The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand which may adversely affect our profitability. Certain product suppliers offer to their distributors, including us, incentives for purchasing their products. In addition to market, customer account-specific, or transaction-specific incentives, certain suppliers pay incentives to us for attaining specific purchase volumes during a program period. In some cases, to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When customer demand for products declines, we may be less inclined to build inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.
Volatility in product, energy, labor, and other costs can affect our profitability. Product manufacturers may adjust the prices of products we distribute for many reasons, including changes in their costs for raw materials, components, energy, labor, and tariffs and taxes on imports. In addition, a portion of our own distribution costs is composed of fuel for our sales and delivery vehicles, freight, and utility expenses for our facilities. After the cost of the products we sell, labor costs are our largest expense. Our ability to pass along increases in our costs in a timely manner to our customers depends on execution, market conditions, and contractual limitations. Failing to pass along price increases timely in an inflationary environment, or not maintaining sales volume while increasing prices, could significantly reduce our profitability.
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
Changes in customer or product mix and downward pressure on sales prices could cause our gross profit percentage to fluctuate or decline. Because we serve thousands of customers in many end markets, and offer millions of products, with varying profitability levels, changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. Downward pressure on sales prices could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices because of deflation, pressure from customers to reduce costs, shifts in customer preference to less costly products, or increased competition.
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
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems or data on such systems change frequently and are becoming increasingly sophisticated, we may be unable to anticipate these techniques or to implement adequate measures to prevent unauthorized access to our information systems. Even if we detect a cybersecurity incident, the nature and extent of that cybersecurity incident may not be immediately clear. Based on the sophistication of the threat and the size and complexity of our information system, among other factors, an investigation into a cybersecurity incident could take a significant amount of time, and money, to complete. In addition, while an investigation is ongoing, we may not know the full extent of the harm caused by the threat, and such harm may spread both internally and externally to third parties.

These factors may inhibit our ability to provide rapid, complete, and reliable information about cybersecurity incidents to third parties, as well as the public. It may also not be clear how best to contain and remediate any harm caused by a cybersecurity incident. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident to our business and materially impact our financial condition and results of operations.
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
Acquisitions are a key component of our anticipated growth. We may not be able to identify or to complete future acquisitions, to integrate them effectively into our operations, or to realize their anticipated benefits. Many industries we serve are mature. As a result, acquisitions have been, and will continue to be, important to our growth. While we wish to continue to make acquisitions, we may not be able to identify and to negotiate suitable acquisitions, to obtain financing for them on satisfactory terms, or otherwise to complete acquisitions. In addition, existing and future competitors, and private equity firms, increasingly compete with us for acquisitions, which can increase the cost of potential acquisitions and reduce the number of suitable opportunities. Acquisitions made by competitors can also adversely impact our market position.
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
Further, even if we successfully integrate an acquired business with our operations, we may not be able to realize cost savings, sales, profit levels, or other benefits that we anticipate, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to achieve planned operating results, to reduce duplicative expenses and inventory effectively, and to consolidate facilities; economic and market conditions; the incurrence of significant integration costs or charges in order to achieve those benefits; our ability to retain key product supplier authorizations, customer relationships, and employees; our ability to address competitive, distribution, and regulatory challenges arising from entering into new markets (geographic, product, service, end-industry, or otherwise), especially those in which we may have limited or no direct experience; and exposure to unknown or contingent liabilities of the acquired company. In addition, acquisitions could place significant demand on our administrative, operational, and financial resources.
An interruption of operations at our headquarters or distribution centers, or in our means of transporting product, could adversely impact our business. Our business depends on maintaining operating activity at our headquarters and distribution centers and being able to receive and deliver product in a timely manner. A serious, prolonged interruption due to power or telecommunications outage, security incident, terrorist attack, war, public health emergency, earthquake, extreme weather events, other natural disasters, fire, flood, transportation disruption, or other interruption could damage our relationships and reputation, and have a material adverse effect on our business and financial results.
FINANCIAL AND REPORTING RISKS
Our indebtedness entails debt service commitments that could adversely affect our ability to fulfill our obligations and could limit or reduce our flexibility. As of June 30, 2025, we had total debt obligations outstanding of $572.3 million. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. Our debt commitments may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to other companies in our industry that may have lower levels of indebtedness. Additionally, our inability to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.

In addition, changes to the credit markets could result in credit markets tightening, or create an instance where obtaining additional or replacement financing could be more difficult and the cost of issuing new debt or replacing a credit facility could increase.
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
Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock. We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, collusion or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could be materially misstated, which could adversely affect the trading price of our common stock.
If we are not able to maintain the adequacy of our internal control over financial reporting, including our inability or difficulty in implementing required new or improved controls, our business, financial condition, and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected. This, in turn, could materially and adversely affect our business, financial condition, and the market value of our stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts, and others could also be adversely affected.
Goodwill, long-lived, and other intangible assets recorded as a result of our acquisitions could become impaired. We review goodwill, long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In addition, we review goodwill on a reporting unit basis annually for impairment in our third quarter. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.
As of June 30, 2025, we had remaining $699.4 million of goodwill and $348.6 million of other intangible assets, net. The techniques used in our qualitative assessment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
GENERAL RISK FACTORS
Our business depends on our ability to attract, develop, motivate, and retain qualified employees. Our success depends on hiring, developing, motivating, and retaining key employees, including executive, managerial, sales, professional, and other personnel. We may have difficulty identifying and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. With respect to sales and customer service positions in particular, we greatly benefit from having employees who are familiar with the products and services we sell, and their applications, as well as with our customer and supplier relationships. The loss of key employees or our inability to attract and retain other qualified workers could disrupt or adversely affect our business. In addition, our operating results could be adversely affected by increased competition for employees, shortages of qualified workers, higher employee turnover (including through retirement as the workforce ages), or increased employee compensation or benefit costs.
We are subject to complex laws, rules, and regulations and any failure to comply could result in the imposition of sanctions or other penalties, or the institution of litigation, which may have a material adverse effect on our business. We are subject to a wide array of laws and regulations, including with respect to taxes, international trade including import and export requirements, anti-bribery and corruption laws, anti-competition laws, employment laws, and data privacy. We are also subject to governmental audits and inquiries in the normal course of business operations. Changes in the legal and regulatory environment in which we operate, including any governing body's responses to any legal or regulatory changes enacted by the United States, could adversely and materially affect our operating results.
In addition, from time to time, we are involved in lawsuits or other legal proceedings that arise in the normal course of business operations. These may, for example, relate to product liability claims, commercial disputes, personal injuries, or employment-related matters. In addition, we could face claims or additional costs arising from our compliance with regulatory requirements, including those relating to the following: our status as a public company; our government contracts; tax compliance; our engagement in international trade; and our collection, storage, or transmission of personal data.
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
A global or regional health pandemic or epidemic could negatively impact our business, results of operation and financial condition. The emergence, severity, magnitude and duration of global or regional pandemics, epidemics, or other health crises are uncertain and difficult to predict. The COVID-19 pandemic created significant volatility, uncertainty, and economic disruption, and resulted in lost or delayed sales to us, and we experienced business disruptions as we modified our business practices. A similar pandemic, or other epidemic, together with preventative measures taken to contain or mitigate such crises, could impact our results of operations and financial condition in a variety of ways, such as: impact our customers such that the demand for our products and services could change; disrupt our supply chain and impact the ability of our suppliers to provide products as required; disrupt or limit our ability to sell and provide our products and services and otherwise limit our ability to operate or otherwise operate effectively; increase incremental costs resulting from the adoption of preventative measures and compliance with regulatory requirements; create financial hardship on customers, including by creating restrictions on their ability to pay for our services and products; result in closures of our facilities or the facilities of our customers or suppliers; and reduce customer demand on purchasing incentives we earn from suppliers.
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
We also engage third party service providers when necessary to both expand our capabilities and capacity as well as evaluate the effectiveness of our cybersecurity program, including hosting regular table-top exercises meant to evaluate and improve the overall effectiveness of our cybersecurity program.
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
As indicated above, our management, with oversight from the Board, performs an annual ERA and cybersecurity is among the main risks identified by the ERA for Board-level oversight. Our full Board has oversight of our efforts in cybersecurity and meets regularly with our Vice President – Information Technology (three times during fiscal 2025) on our cybersecurity risks and programs. The Board is also updated as needed on cybersecurity threats, incidents, or new developments in our cybersecurity risk profile.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers, so we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2025, we owned 113 and leased 438 real properties. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2025:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, hose shop and reducer assembly shop
Florence, Kentucky	Distribution center, hose shop and reducer assembly shop
Baldwinsville, New York	Fluid power shop
Carlisle, Pennsylvania	Distribution center and hose shop
Fort Worth, Texas	Distribution center and rubber shop

Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2025 were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, rubber shop, fluid power shop, and service center
Newark, California	Fluid power shop
Midland, Michigan	Flow control shop
Strongsville, Ohio	Offices and warehouse
Portland, Oregon	Distribution center, hose shop and reducer assembly shop
Sherwood, Oregon	Automation operation
Austin, Texas	Fluid power shop
Dallas, Texas	Fluid power shop
Houston, Texas	Fluid power shop
Stafford, Texas	Offices, warehouse, and flow control shop
Longview, Washington	Service center, rubber shop, and fluid power shop
Nisku, Alberta	Offices, service center, shop, and distribution center
Saskatoon, Saskatchewan	Distribution center, service center and shop
The properties in Baldwinsville, Newark, Midland, Stafford, Austin, Houston and Dallas are used in our Engineered Solutions segment. The Fontana and Longview properties are used in both the Service Center segment and the Engineered Solutions segment. The remaining properties are used in the Service Center segment.
We consider our properties generally sufficient to meet our requirements for office space and inventory stocking.
A service center's size is primarily influenced by the amount and types of inventory required to meet customers' needs.
When opening new operations, we have tended to lease rather than purchase real property. We do not consider any service center, distribution center, or shop property to be material, because we believe that, if it becomes necessary or desirable to relocate an operation, other suitable property could be found.
In addition to the above operating facilities, we own or lease certain properties which in the aggregate are not material and are either for sale, lease, or sublease to third parties due to a relocation or closing. We also may lease or sublease to others unused portions of buildings.

ITEM 3. LEGAL PROCEEDINGS.
From time to time, Applied and/or one of its subsidiaries may be a party to pending legal proceedings with respect to product liability, commercial, personal injury, employment, and other routine litigation matters incidental to its business. Although it is not possible to predict the outcome of these proceedings or the range of reasonably possible loss associated with any of them, we do not expect, based on circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on Applied's consolidated financial position, results of operations, or cash flows.

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
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 22, 2024:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since 2013 and Chief Executive Officer since 2011.	61
Warren E. Hoffner	Vice President, General Manager-Engineered Solutions since October 2018. He served as Vice President, General Manager-Fluid Power from 2003 to October 2018. The Board of Directors designated Mr. Hoffner an executive officer in 2015.	65
Kurt W. Loring	Vice President-Chief Human Resources Officer since 2014.	56
Jon S. Ploetz	Vice President-General Counsel since March 2023. Prior to joining Applied, Mr. Ploetz was Vice President, Assistant General Counsel & Assistant Corporate Secretary at Harsco Corporation, now Enviri Corporation (NYSE: NVRI) from 2018 to 2023, and Assistant General Counsel, Corporate & Securities prior to that. Enviri is a provider of material processing and environmental services to the global steel and industrial sectors.	52
Jason W. Vasquez	Vice President-Sales & Marketing, U.S. Service Centers since June 2017.	49
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017. Prior to joining Applied, Mr. Wells was Vice President & Chief Financial Officer of ESAB, a manufacturer of welding and material cutting products and a division of Colfax Corporation (NYSE: CFX).	62

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” On August 1, 2025, there were 7,476 shareholders of record including 6,501 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan.
The following table summarizes Applied's repurchases of its common stock in the fiscal quarter ended June 30, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	123,915	215.93	123,915	1,500,000
May 1, 2025 to May 31, 2025	100,000	226.04	100,000	1,400,000
June 1, 2025 to June 30, 2025	100,000	229.59	100,000	1,300,000
Total	323,915	223.27	323,915	1,300,000
(1)On August 9, 2022, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the prior authorization. Applied publicly announced the new authorization on August 11, 2022. Purchases under this authorization were made in the open market or in privately negotiated transactions.

On April 29, 2025, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the August 9, 2022 authorization. Applied publicly announced the new authorization on May 1, 2025. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
OVERVIEW
We are a leading distributor and technical solutions provider of industrial motion, power, control, and automation technologies. Through our comprehensive network of approximately 6,800 employee associates and approximately 600 facilities including service center, fluid power, flow control, and automation operations, as well as repair shops and distribution centers, we offer a selection of more than 9.2 million stock keeping units (SKUs) with a focus on industrial bearings, power transmission products, fluid power components and systems, specialty flow control, and advanced factory automation solutions, as well as general maintenance products. We market our products with a set of service solutions including inventory management, engineering, design, assembly, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both MRO (maintenance, repair, and operating), OEM (original equipment manufacturing), and new system install applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore.
The following is Management's Discussion and Analysis of significant factors that have affected our financial condition, results of operations and cash flows during the periods included in the accompanying consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows in Item 8 under the caption "Financial Statements and Supplementary Data." When reviewing the discussion and analysis set forth below, please note that a significant number of SKUs we sell in any given year were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Our fiscal 2025 consolidated sales were $4.6 billion, an increase of $84.0 million or 1.9% compared to the prior year, with acquisitions contributing to sales growth by $193.0 million or 4.3% and unfavorable foreign currency translation of $23.7 million reducing sales by 0.5%. Gross profit margin increased to 30.3% for fiscal 2025 from 29.8% for fiscal 2024. Operating margin decreased to 10.9% in fiscal 2025 from 11.1% in fiscal 2024.
Our diluted earnings per share was $10.12 in fiscal 2025 versus $9.83 in fiscal 2024.
Shareholders’ equity was $1,844.5 million at June 30, 2025 compared to $1,688.8 million at June 30, 2024. Working capital decreased $47.5 million from June 30, 2024 to $1,221.3 million at June 30, 2025. The current ratio was 3.3 to 1 and 3.5 to 1 at June 30, 2025 and at June 30, 2024, respectively.
Applied monitors several economic indices that have been key indicators for industrial economic activity in the United States. These include the manufacturing Industrial Production (IP) and Manufacturing Capacity Utilization (MCU) indices published by the Federal Reserve Board and the Purchasing Managers Index (PMI) published by the Institute for Supply Management (ISM). Historically, our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery more frequently and require replacement parts.
The IP and PMI indices increased since June 2024, while the MCU index remained fairly stable over the fiscal year. The ISM PMI registered 49.0 in June 2025, an increase from the June 2024 revised reading of 48.3. A reading above 50 generally indicates expansion in the U.S. manufacturing sector. The index readings for the months during the most recent quarter, along with the revised indices for previous quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	IP
June 2025	76.9	49.0	100.2
May 2025	76.8	48.5	100.1
April 2025	76.7	48.7	99.8
March 2025	77.1	49.0	100.3
December 2024	76.3	49.2	98.9
September 2024	76.7	47.5	99.0
June 2024	77.2	48.3	99.4

RESULTS OF OPERATIONS
This section provides comparisons of material changes in the consolidated financial statements for the fiscal years ended June 30, 2025 and 2024. For the comparison of the fiscal years ended June 30, 2024 and 2023, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Annual Report on Form 10-K. We disclose segment information that is consistent with the way in which management operates and views Applied.
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2025	2024	% Change
Net Sales	100.0%	100.0%	1.9%
Gross Profit Margin	30.3%	29.8%	3.5%
Selling, Distribution & Administrative Expense	19.4%	18.8%	5.2%
Operating Income	10.9%	11.1%	0.5%
Net Income	8.6%	8.6%	1.9%
Sales in fiscal 2025 were $4.6 billion, which was $84.0 million or 1.9% above the prior year, with sales from acquisitions adding $193.0 million or 4.3% and unfavorable foreign currency translation reducing sales by $23.7 million or 0.5%. There were 252.5 selling days in fiscal 2025 and 251.5 selling days in 2024. Excluding the impact of businesses acquired and foreign currency translation, sales were down $85.3 million or 1.9% during the year, driven by a decrease of 2.3% reflecting continued subdued demand due to economic uncertainty, offset by an increase of 0.4% due to the change in sales days.
The Company's reportable segments are: Service Center (formerly Service Center Based Distribution) and Engineered Solutions. The Company changed the name of the Service Center Based Distribution reportable segment to Service Center in the fourth quarter of fiscal 2025. There was no change in the composition of either reportable segment. The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales (Decrease) Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2025	2024
Service Center	$3,014.3	$3,056.5	$(42.2)	$11.7	$(23.7)	$(30.2)
Engineered Solutions	1,549.1	1,422.9	126.2	181.3	—	(55.1)
Total	$4,563.4	$4,479.4	$84.0	$193.0	$(23.7)	$(85.3)
Sales in our Service Center segment, which operates primarily in MRO markets, decreased $42.2 million, or 1.4%. Acquisitions within this segment increased sales by $11.7 million or 0.4% and unfavorable foreign currency translation reduced sales by $23.7 million or 0.8%. Excluding the impact of businesses acquired and foreign currency translation, sales decreased $30.2 million or 1.0% during the year, driven by a decrease of 1.4% reflecting softer MRO spending and capital maintenance projects, offset by an increase of 0.4% due to the change in sales days.
Sales in our Engineered Solutions segment increased $126.2 million or 8.9%. Acquisitions within this segment increased sales $181.3 million or 12.7%. Excluding the impact of businesses acquired, sales decreased $55.1 million or 3.8%, driven by a decrease of 4.2% primarily reflecting ongoing weakness across mobile fluid power OEM customers, as well as softer automation sales, offset by an increase of 0.4% due to the change in sales days.

The following table shows changes in sales by geographical area. Other countries include Mexico, Australia, New Zealand, Singapore, and Costa Rica.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase (Decrease)	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2025	2024
United States	$4,001.0	$3,932.2	$68.8	$154.4	$—	$(85.6)
Canada	296.6	310.2	(13.6)	—	(9.0)	(4.6)
Other Countries	265.8	237.0	28.8	38.6	(14.7)	4.9
Total	$4,563.4	$4,479.4	$84.0	$193.0	$(23.7)	$(85.3)
Sales in our U.S. operations increased $68.8 million or 1.7%, with acquisitions contributing $154.4 million or 3.9%. Excluding the impact of businesses acquired, sales in the United States were down $85.6 million or 2.2%, driven by a 2.6% decrease due to lower demand across both segments, offset by an increase of 0.4% due to the change in sales days. Sales from our Canadian operations decreased $13.6 million or 4.4%. Unfavorable foreign currency translation lowered Canadian sales by $9.0 million or 2.9%. Excluding the impact of foreign currency translation, Canadian sales were down $4.6 million or 1.5%, driven by a 1.9% decrease due to lower demand, offset by an increase of 0.4% due to the change in sales days. Sales in other countries increased $28.8 million or 12.2%, primarily due to acquisitions contributing $38.6 million or 16.3%. Unfavorable foreign currency translation reduced other countries' sales by $14.7 million or 6.2%. Excluding the impact of businesses acquired and foreign currency translation, other countries' sales were up $4.9 million or 2.1%.
Our gross profit margin increased to 30.3% in fiscal 2025 compared to 29.8% in fiscal 2024. The gross profit margin for the current year period was positively impacted by 23 basis points from recent acquisitions, in addition to a positive impact of 12 basis points due to a $5.3 million decrease in last-in, first-out (LIFO) expense year over year, as well as ongoing margin expansion initiatives.
The following table shows the changes in selling, distribution, and administrative expense, including depreciation (SD&A).

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Increase	Acquisitions	Foreign Currency	Organic Change
	2025	2024
SD&A	$884.6	$840.8	$43.8	$58.1	$(4.4)	$(9.9)
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility-related expenses and expenses incurred in acquiring businesses. SD&A was 19.4% of sales in fiscal 2025 compared to 18.8% in fiscal 2024, an increase of $43.8 million or 5.2% compared to the prior year. SD&A from businesses acquired added $58.1 million or 6.9%, including $8.7 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates reduced SD&A by $4.4 million or 0.5% compared to the prior year. Excluding the impact of businesses acquired and the favorable impact from foreign currency translation, SD&A decreased $9.9 million or 1.2% during fiscal 2025 compared to fiscal 2024, as total compensation decreased $21.2 million during fiscal 2025 due to cost controls, efficiency gains, and lower incentive compensation based on Company performance. This reduction in total compensation was offset by a $4.2 million increase in occupancy costs (excluding acquisitions) and a $6.2 million increase in bad debt expense during fiscal 2025 compared to the prior year. All other expenses within SD&A were up $0.9 million.
Operating income increased $2.7 million, or 0.5%, to $498.5 million during fiscal 2025 from $495.8 million during fiscal 2024, and as a percentage of sales, decreased to 10.9% from 11.1%.
Operating income, as a percentage of sales for the Service Center segment increased to 13.1% in fiscal 2025 from 13.0% in fiscal 2024. Operating income as a percentage of sales for the Engineered Solutions segment decreased to 12.2% in fiscal 2025 from 12.7% in fiscal 2024, primarily due to the impact of the businesses acquired in fiscal 2025.

Segment operating income is impacted by changes in the amounts and levels of certain supplier support benefits and expenses allocated to the segments. The expense allocations include corporate charges for working capital, logistics support, and other items and impact segment gross profit and operating expense.
Interest expense, net decreased $2.2 million during fiscal 2025 primarily due to interest income received on cash balances.
Other (income) expense, net, represents certain non-operating items of income and expense, and was $3.1 million of income in fiscal 2025 compared to $5.1 million of income in fiscal 2024. Current year income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $2.7 million, life insurance income of $0.8 million and other income of $0.2 million, offset by foreign currency transaction losses of $0.5 million and other periodic post-employment costs of $0.1 million. Fiscal 2024 income consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $3.3 million, foreign currency transaction gains of $1.1 million, and life insurance income of $0.9 million, offset by other periodic post-employment costs of $0.1 million and other expense of $0.1 million.
The effective income tax rate was 21.6% for fiscal 2025 compared to 22.6% for fiscal 2024. The decrease in the effective tax rate is primarily due to more favorable discrete items in fiscal 2025 compared to the prior year.
As a result of the factors discussed above, net income for fiscal 2025 increased $7.2 million from the prior year. Diluted net income per share was $10.12 per share for fiscal 2025 compared to $9.83 per share for fiscal 2024 due to higher net income and lower diluted shares outstanding.
At June 30, 2025, we had approximately 600 operating facilities versus 590 at June 30, 2024. The approximate number of Company employees was 6,800 at June 30, 2025 and 6,500 at June 30, 2024.
RECENT DEVELOPMENTS
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, as amended, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. There is no effect on the Company's fiscal 2025 results. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2025 we had total debt obligations outstanding of $572.3 million compared to $597.4 million at June 30, 2024. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations, will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained on commercially acceptable terms if necessary based on the Company’s credit standing and financial strength.
The Company’s working capital at June 30, 2025 was $1,221.3 million compared to $1,268.8 million at June 30, 2024. The current ratio was 3.3 to 1 at June 30, 2025 and 3.5 to 1 at June 30, 2024.

Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows.

Amounts in thousands	Year Ended June 30,
	2025	2024
Net Cash Provided by (Used in):
Operating Activities	$492,385	$371,393
Investing Activities	(318,752)	(95,407)
Financing Activities	(245,607)	(156,468)
Exchange Rate Effect	(226)	(2,937)
(Decrease) Increase in Cash and Cash Equivalents	$(72,200)	$116,581
The increase in cash provided by operating activities during fiscal 2025 is driven by improved operating results and changes in working capital for the year of $104.0 million due to improved management of inventory and accounts payable, as well as increases in customer deposits and employee compensation and benefit accruals.
Net cash used in investing activities during fiscal 2025 increased from the prior year primarily due to $293.4 million used for acquisitions in fiscal 2025 compared to $72.1 million used for acquisitions during fiscal 2024.
Net cash used in financing activities during fiscal 2025 increased from the prior year primarily due to $152.8 million of cash used to repurchase shares of common stock in fiscal 2025 compared to $73.4 million of cash used to repurchase shares of common stock in fiscal 2024. Further, $63.7 million of cash was used for dividend payments in fiscal 2025 compared to $55.9 million of cash used for dividend payments in fiscal 2024.
The increase in dividends over the year is the result of regular increases in our dividend payout rates. We paid aggregate dividends of $1.66 and $1.44 per share in fiscal 2025 and 2024, respectively.
Capital Expenditures
We expect capital expenditures for fiscal 2026 to be in the $30.0 million to $35.0 million range, primarily consisting of capital associated with focused investments for growth and information technology equipment maintenance.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market or through negotiated transactions, from time to time, depending upon market conditions. At June 30, 2025, we had remaining authorization to purchase an additional 1,300,000 shares. Subsequent to June 30, 2025, we repurchased 128,401 shares of the Company's common stock at an average price per share of $258.36.
In fiscal 2025, we repurchased 655,791 shares of the Company's common stock at an average price per share of $231.20. In fiscal 2024, we repurchased 398,000 shares of the Company's common stock at an average price per share of $184.39. In fiscal 2023, we repurchased 8,000 shares of the Company's common stock at an average price per share of $89.46.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts are in thousands):

June 30,	2025	2024
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Series E Notes	—	25,000
Other	—	105
Total debt	$572,300	$597,405
Less: unamortized debt issuance costs	—	71
	$572,300	$597,334
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515.8 million at June 30, 2025 and June 30, 2024, and is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $0.2 million at June 30, 2025 and June 30, 2024, to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.23% and 6.24% as of June 30, 2025 and June 30, 2024, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million and $4.0 million as of June 30, 2025 and June 30, 2024, respectively, in order to secure certain insurance obligations.
In August 2018, the Company established a trade receivable securitization facility (AR Securitization Facility). The AR Securitization Facility effectively increases the Company's borrowing capacity by collateralizing a portion of the amount of the U.S. operations' trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250.0 million and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of June 30, 2025 and June 30, 2024 was 5.32% and 6.35%, respectively. On July 10, 2025, the Company amended the AR Securitization Facility and extended the term to July 10, 2028.
In 2019, the Company entered into an interest rate swap that expires in January 2026 which mitigates variability in forecasted interest payments on $384.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see Note 7, Derivatives, to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2025, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2025, the Company's net indebtedness was less than 0.4 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). The Company was in compliance with all financial covenants at June 30, 2025.
Accounts Receivable Analysis
The following table is included to aid in the analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2025	2024
Accounts receivable, gross	$786,161	$737,941
Allowance for doubtful accounts	16,462	13,063
Accounts receivable, net	$769,699	$724,878
Allowance for doubtful accounts, % of gross receivables	2.1%	1.8%

Year Ended June 30,	2025	2024
Provision for (recoveries of) losses on accounts receivable	$5,978	$(205)
Provision as a % of net sales	0.13%	—%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's operations.
On a consolidated basis, DSO was 56.6 at June 30, 2025 versus 56.2 at June 30, 2024. Approximately 2.1% of our accounts receivable balances are more than 90 days past due at June 30, 2025 compared to 1.5% at June 30, 2024. On an overall basis, our provision for losses from uncollected receivables represents 0.13% of our sales for the year ended June 30, 2025, compared to 0.00% of sales for the year ended June 30, 2024. The increase primarily relates to provisions recorded in the current fiscal year for customer credit deterioration and bankruptcies primarily in the U.S. operations of the Service Center segment, compared to recoveries recorded in the same operations in the prior fiscal year. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the LIFO method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory. Management calculates this ratio on an annual as well as a quarterly basis and uses inventory valued at average costs. The annualized inventory turnover (using average costs) was 4.3 for both the years ended June 30, 2025 and 2024.
CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2025 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$236,705	$48,696	$76,339	$46,510	$65,160	$—
Planned funding of post-retirement obligations	2,600	1,370	370	290	570	—
Unrecognized income tax benefit liabilities, including interest and penalties	1,300	—	—	—	—	1,300
Long-term debt obligations	572,300	—	384,000	188,300	—	—
Interest on long-term debt obligations (1)	54,000	24,000	30,000	—	—	—
Acquisition holdback payments	1,583	1,273	310	—	—	—
Total Contractual Cash Obligations	$868,488	$75,339	$491,019	$235,100	$65,730	$1,300
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations net of receipts under the terms of the interest rate swap. Rates in effect as of June 30, 2025 are used for variable rate debt.
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
LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the LIFO method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in fiscal 1974. Approximately 14.1% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $232.7 million as reflected in our consolidated balance sheet at June 30, 2025. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products, and other products.
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
As of June 30, 2025 and 2024, the Company's reserve for slow-moving or obsolete inventories was $50.5 million and $41.2 million, respectively, recorded in inventories in the consolidated balance sheets.
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
As of June 30, 2025 and 2024, our allowance for doubtful accounts was 2.1% and 1.8% of gross receivables, respectively. Our provision for (recoveries of) losses on accounts receivable was $6.0 million, $(0.2) million, and $5.6 million in fiscal 2025, 2024, and 2023, respectively.
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
We evaluate goodwill for impairment at the reporting unit level annually as of January 1, and whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit or sustained decrease in share price. Each year, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment, or, if management elects to initially perform a quantitative assessment of goodwill, the impairment test uses a one-step approach. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Goodwill on our consolidated financial statements relates to both the Service Center and the Engineered Solutions segments. The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2025.  Based on the assessment performed, we concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2025, therefore no impairment exists.

The fair values of the reporting units in accordance with the annual goodwill impairment assessment were determined using the income and market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted revenues and EBITDA estimates.
Changes in future results, assumptions, and estimates after the measurement date may lead to an outcome where impairment charges would be required in future periods.  Specifically, actual results may vary from the forecasts used in an annual goodwill impairment assessment and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ due to prevailing market conditions.  Further, continued adverse market conditions could result in the recognition of impairment if we determine that the fair value of a reporting unit has fallen below its carrying value.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
This Annual Report on Form 10-K, including Management’s Discussion and Analysis, contains statements that are forward-looking based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “guidance,” “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “forecast,” “may,” “potential,” "optimistic" and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995, as amended, and by the Securities and Exchange Commission in its rules, regulations, and releases.
Readers are cautioned not to place undue reliance on any forward-looking statements. All forward-looking statements are based on current expectations regarding important risk factors, many of which are outside the Company’s control. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of those statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. In addition, the Company assumes no obligation to update or revise any forward-looking statements, whether because of new information or events, or otherwise, except as may be required by law.
Important risk factors include, but are not limited to, the following: risks relating to the operating levels of our customers and the economic factors that affect them; the impact that widespread illness, health epidemics, or general health concerns could have; inflationary or deflationary trends in the cost of products, energy, labor and other operating costs including tariffs, and changes in the prices for products and services relative to the cost of providing them; reduction in supplier inventory purchase incentives; loss of key supplier authorizations, lack of product availability (such as due to supply chain strains), changes in supplier distribution programs, inability of suppliers to perform, and transportation disruptions; changes in customer preferences for products and services of the nature and brands sold by us; changes in customer procurement policies and practices; competitive pressures; our reliance on information systems and risks relating to their proper functioning, the security of those systems, and the data stored in or transmitted through them; the impact of economic conditions on the collectability of trade receivables; reduced demand for our products in targeted markets due to reasons including consolidation in customer industries; our ability to retain and attract qualified sales and customer service personnel and other skilled executives, managers and professionals; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; our ability to access capital markets as needed on reasonable terms; disruption of operations at our headquarters or distribution centers; risks and uncertainties associated with our foreign operations, including volatile economic conditions, political instability, cultural and legal differences, and currency exchange fluctuations; the potential for goodwill and intangible asset impairment; changes in accounting policies and practices; our ability to maintain effective internal control over financial reporting; organizational changes within the Company; risks related to legal proceedings to which we are a party; potentially adverse government regulation, legislation, or policies, both enacted and under consideration, including with respect to federal tax policy, international trade, data privacy and security, and government contracting; and the occurrence of extraordinary events (including prolonged labor disputes, power outages, telecommunication outages, terrorist acts, war, public health emergency, earthquakes, extreme weather events, other natural disasters, fires, floods, and accidents). Other factors and unanticipated events could also adversely affect our business, financial condition, or results of operations. Risks can also change over time. Further, the disclosure of a risk should not be interpreted to imply that the risk has not already materialized.
We discuss certain of these matters and other risk factors more fully throughout our Form 10-K, as well as other of our filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our market risk is impacted by changes in foreign currency exchange rates as well as changes in interest rates.
We occasionally utilize derivative instruments as part of our overall financial risk management policy, and do not use derivative instruments for speculative or trading purposes.
Foreign Currency Exchange Rate Risk
As we operate throughout North America, Australia and New Zealand, and approximately 12% of our fiscal 2025 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than any of our subsidiaries' functional currency are recognized in the statements of consolidated income as a component of other (income) expense, net. We do not currently hedge the net investments in our foreign operations.
During the course of the fiscal year, the Mexican, Australian and New Zealand currency exchange rates weakened in relation to the U.S. dollar by 2.5%, 1.8% and 0.5%, respectively, while the Canadian currency exchange rate strengthened in relation to the U.S. dollar by 0.1%. In the twelve months ended June 30, 2025, we experienced net foreign currency translation losses totaling $1.7 million, which were included in other comprehensive income. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during the fiscal year ended June 30, 2025 would have resulted in a $2.3 million decrease in net income for the fiscal year ended June 30, 2025.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon our leverage level and market interest rates. We use interest rate swap instruments to mitigate variability in forecasted interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $900.0 million in borrowings with $384.0 million outstanding at June 30, 2025, and a $250.0 million trade receivable securitization facility, of which $188.3 million was outstanding at June 30, 2025. In January 2019, we entered into an interest rate swap on $463.0 million of our U.S. dollar-denominated unsecured variable rate debt. The notional amount of the interest rate swap was $384.0 million as of June 30, 2025. The interest rate swap effectively converts a portion of the floating rate interest payment into a fixed rate interest payment. We designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and is accounting for this derivative as a cash flow hedge. We had total average variable interest rate bank borrowings of $572.3 million during fiscal 2025. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings (not considering the impact of the interest rate swap) would have resulted in a $5.7 million increase in interest expense. Including the impact of the interest rate swap, the impact of a hypothetical 1.0% increase in the variable interest rate would have resulted in a $1.9 million increase in interest expense.
For more information relating to borrowing and interest rates, see the “Liquidity and Capital Resources” section of “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Notes 6 and 7 to the consolidated financial statements in Item 8 of this Annual Report. That information is also incorporated here by reference. In addition, see Item 1A, “Risk Factors,” of this Annual Report for additional risk factors relating to our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As of June 30, 2025, the Company holds inventory across a large number of locations, including distribution centers, service centers, repair shops and engineered solutions operations. The Company’s processes to track and determine consolidated inventory relies on a perpetual inventory system that varies by location based in part upon the information technology (IT) system relevant to the location. Auditing the existence of inventory requires significant effort and auditor judgment in testing due to the disaggregation of inventory across the locations and the processes and controls in place. Judgment relates to assessing whether we have obtained sufficient audit evidence, including determining the number of locations to visit.
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

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
August 15, 2025

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2025	2024	2023
Net sales	$4,563,424	$4,479,406	$4,412,794
Cost of sales	3,180,265	3,142,753	3,125,829
Gross profit	1,383,159	1,336,653	1,286,965
Selling, distribution, and administrative expense, including depreciation	884,630	840,830	813,814
Operating income	498,529	495,823	473,151
Interest expense	18,214	20,544	24,790
Interest income	(17,602)	(17,713)	(3,151)
Other (income) expense, net	(3,050)	(5,138)	1,701
Income before income taxes	500,967	498,130	449,811
Income tax expense	107,979	112,368	103,072
Net income	$392,988	$385,762	$346,739
Net income per share — basic	$10.26	$9.98	$8.98
Net income per share — diluted	$10.12	$9.83	$8.84

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2025	2024	2023
Net income per the statements of consolidated income	$392,988	$385,762	$346,739

Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(1,655)	(12,544)	7,723
Post-employment benefits:
Actuarial (loss) gain on re-measurement	(42)	(134)	405
Termination of pension plan	—	—	1,031
Reclassification of net actuarial (gains) losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(25)	(117)	36
Unrealized (loss) gain on cash flow hedge	(357)	5,958	18,174
Reclassification of interest from cash flow hedge into interest expense	(16,124)	(18,683)	(7,285)
Total other comprehensive (loss) income, before tax	(18,203)	(25,520)	20,084
Income tax (benefit) expense related to items of other comprehensive income	(4,083)	(3,250)	3,085
Other comprehensive (loss) income, net of tax	(14,120)	(22,270)	16,999
Comprehensive income	$378,868	$363,492	$363,738

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2025	2024
Assets
Current assets
Cash and cash equivalents	$388,417	$460,617
Accounts receivable — net	769,699	724,878
Inventories	505,337	488,258
Other current assets	84,020	96,148
Total current assets	1,747,473	1,769,901
Property — at cost
Land	14,083	14,160
Buildings	116,733	115,262
Equipment, including computers and software	253,354	233,745
Total property — at cost	384,170	363,167
Less accumulated depreciation	256,016	244,640
Property — net	128,154	118,527
Operating lease assets — net	188,654	133,289
Identifiable intangibles — net	348,600	245,870
Goodwill	699,374	619,395
Other assets	63,289	64,928
Total Assets	$3,175,544	$2,951,910
Liabilities
Current liabilities
Accounts payable	$280,124	$266,949
Current portion of long-term debt	—	25,055
Compensation and related benefits	99,630	93,204
Other current liabilities	146,397	115,892
Total current liabilities	526,151	501,100
Long-term debt	572,300	572,279
Other liabilities	232,573	189,750
Total Liabilities	1,331,024	1,263,129
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 37,868 and 38,409 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	198,970	193,778
Retained earnings	2,447,931	2,121,838
Treasury shares — at cost (16,345 and 15,804 shares, respectively)	(720,695)	(559,269)
Accumulated other comprehensive loss	(91,686)	(77,566)
Total Shareholders’ Equity	1,844,520	1,688,781
Total Liabilities and Shareholders’ Equity	$3,175,544	$2,951,910

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2025	2024	2023
Cash Flows from Operating Activities
Net income	$392,988	$385,762	$346,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	24,899	23,431	22,266
Amortization of intangibles	35,581	28,923	30,805
Deferred income taxes	(6,362)	(1,074)	(5,716)
Provision for (recoveries of) losses on accounts receivable	5,978	(205)	5,619
Amortization of stock appreciation rights	4,713	3,448	2,785
Other share-based compensation expense	7,289	9,496	9,576
Other	373	(1,309)	1,145
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,918)	(1,925)	(51,059)
Inventories	29,181	18,387	(42,977)
Other operating assets	(11,448)	(25,897)	(25,254)
Accounts payable	2,169	(39,272)	37,682
Other operating liabilities	11,942	(28,372)	12,355
Cash provided by Operating Activities	492,385	371,393	343,966
Cash Flows from Investing Activities
Cash paid for acquisition of businesses, net of cash acquired	(293,406)	(72,090)	(35,785)
Capital expenditures	(27,187)	(24,864)	(26,476)
Proceeds from property sales	1,841	576	1,428
Life insurance proceeds	—	971	—
Cash used in Investing Activities	(318,752)	(95,407)	(60,833)
Cash Flows from Financing Activities
Repayments under revolving credit facility	—	—	(27,000)
Borrowings under revolving credit facility	—	408	—
Long-term debt repayments	(25,106)	(25,251)	(40,247)
Interest rate swap settlement receipts	12,095	14,470	8,800
Purchases of treasury shares	(152,837)	(73,388)	(716)
Dividends paid	(63,702)	(55,879)	(53,446)
Acquisition holdback payments	(1,210)	(681)	(1,510)
Exercise of stock appreciation rights and options	—	127	127
Taxes paid for shares withheld	(14,847)	(16,274)	(12,896)
Cash used in Financing Activities	(245,607)	(156,468)	(126,888)
Effect of exchange rate changes on cash	(226)	(2,937)	3,317
(Decrease) increase in cash and cash equivalents	(72,200)	116,581	159,562
Cash and cash equivalents at beginning of year	460,617	344,036	184,474
Cash and Cash Equivalents at End of Year	$388,417	$460,617	$344,036
Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes	$107,721	$116,311	$108,084
Interest (includes interest rate swap settlements)	21,826	23,978	22,567
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2025, 2024 and 2023	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2022	38,499	$10,000	$183,822	$1,499,676	$(471,848)	$(72,295)	$1,149,355
Net income				346,739			346,739
Other comprehensive income						16,999	16,999
Cash dividends — $1.38 per share				(53,887)			(53,887)
Purchases of common stock for treasury	(8)				(716)		(716)
Treasury shares issued for:
Exercise of stock appreciation rights and options	92		(4,256)		(3,773)		(8,029)
Performance share awards	23		(1,290)		(758)		(2,048)
Restricted stock units	34		(1,712)		(932)		(2,644)
Compensation expense — stock appreciation rights			2,785				2,785
Other share-based compensation expense			9,576				9,576
Other	17		(279)	104	482		307
Balance at June 30, 2023	38,657	10,000	188,646	1,792,632	(477,545)	(55,296)	1,458,437
Net income				385,762			385,762
Other comprehensive loss						(22,270)	(22,270)
Cash dividends — $1.44 per share				(56,560)			(56,560)
Purchases of common stock for treasury	(398)				(73,388)		(73,388)
Treasury shares issued for:
Exercise of stock appreciation rights and options	73		(3,611)		(3,886)		(7,497)
Performance share awards	54		(3,072)		(3,487)		(6,559)
Restricted stock units	16		(905)		(1,108)		(2,013)
Compensation expense — stock appreciation rights			3,448				3,448
Other share-based compensation expense			9,496				9,496
Other	7		(224)	4	145		(75)
Balance at June 30, 2024	38,409	10,000	193,778	2,121,838	(559,269)	(77,566)	1,688,781
Net income				392,988			392,988
Other comprehensive loss						(14,120)	(14,120)
Cash dividends — $1.66 per share				(66,910)			(66,910)
Purchases of common stock for treasury	(656)				(153,390)		(153,390)
Treasury shares issued for:
Exercise of stock appreciation rights and options	36		(2,110)		(2,710)		(4,820)
Performance share awards	34		(2,213)		(3,294)		(5,507)
Restricted stock units	41		(2,301)		(2,116)		(4,417)
Compensation expense — stock appreciation rights			4,713				4,713
Other share-based compensation expense			7,289				7,289
Other	4		(186)	15	84		(87)
Balance at June 30, 2025	37,868	$10,000	$198,970	$2,447,931	$(720,695)	$(91,686)	$1,844,520

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
NOTE 1: BUSINESS AND ACCOUNTING POLICIES
Business
Applied Industrial Technologies, Inc. and subsidiaries (the “Company,” “Applied,” "us," "we," or "our") is a leading distributor and technical solutions provider of industrial motion, power, control, and automation technologies. We market our products with a set of service solutions including inventory management, engineering, design, assembly, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both MRO (maintenance, repair, and operating), OEM (original equipment manufacturing), and new system install applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore.
Consolidation
The consolidated financial statements include the accounts of Applied and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
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
Allowances for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which reflects management’s best estimate of probable losses based on an analysis of customer accounts, known troubled accounts, historical experience with write-offs, and other currently available evidence. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. The allowance for doubtful accounts was $16,462 and $13,063 at June 30, 2025 and June 30, 2024, respectively.
Inventories
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories. At June 30, 2025, approximately 14.1% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products, and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
The Company recognizes acquired identifiable intangible assets such as customer relationships, trade names, vendor relationships, and non-competition agreements apart from goodwill. Customer relationship identifiable intangibles are amortized using the sum-of-the-years-digits method or the expected cash flow method over estimated useful lives consistent with assumptions used in the determination of their value. Amortization of all other finite-lived identifiable intangible assets is computed using the straight-line method over the estimated period of benefit. Amortization of identifiable intangible assets is included in selling, distribution, and administrative expense in the accompanying statements of consolidated income. Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable. If circumstances require a finite-lived intangible asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the finite-lived intangible asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value determined through a discounted cash flow model. Identifiable intangible assets with indefinite lives are reviewed for impairment on an annual basis or whenever changes in conditions indicate an evaluation should be completed. The Company does not currently have any indefinite-lived identifiable intangible assets.
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
Revenue Recognition
The Company primarily sells purchased products distributed through its network of service centers and other facilities, and recognizes revenue at a point in time when control of the product transfers to the customer, typically upon shipment from an Applied facility or directly from a supplier. For products that ship directly from suppliers to customers, Applied generally acts as the principal in the transaction and recognizes revenue on a gross basis. Revenue recognized over time is not significant. Revenue is measured as the amount of consideration expected to be received in exchange for the products and services provided, net of allowances for product returns, variable consideration, and any taxes collected from customers that will be remitted to governmental authorities. Shipping and handling costs are recognized in net sales when they are billed to the customer. The Company has elected to account for shipping and handling activities as fulfillment costs. There are no significant costs associated with obtaining customer contracts.
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
Depending on the terms of the contracts with certain customers, the Company may receive payments from customers before the goods or services are delivered, typically as down payments for products to be delivered in the future. These amounts are recorded as contract liabilities (deferred revenue), included in other current liabilities on the consolidated balance sheet as the performance obligations have not yet been satisfied. Revenue is recognized when the Company satisfies its performance obligation by delivering the products to the customer. The Company’s contract assets consist of unbilled amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer. Contract assets are included in other current assets on the consolidated balance sheet.
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits, or rebates. Product returns are estimated based on historical return rates. The product returns reserve was $10,869 and $10,815 at June 30, 2025 and June 30, 2024, respectively.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution, and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution, and administrative expense were approximately $26,440, $24,620, and $22,170 for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.
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
Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees under the 2023 Long-Term Performance Plan or the 2019 Long-Term Performance Plan. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Stock appreciation rights (SARs) are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant and the fair values are determined using a Black-Scholes-Merton option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. SARs vest ratably over four years of continuous service and have ten-year contractual terms. The fair value of restricted stock awards, restricted stock units (RSUs), and performance shares are based on the closing market price of Company common stock on the grant date.
Treasury Shares
Shares of common stock repurchased by the Company are recorded at cost as treasury shares and result in a reduction of shareholders’ equity in the consolidated balance sheets. The Company uses the weighted-average cost method for determining the cost of shares reissued. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital. In accordance with the Inflation Reduction Act, as amended, the Company is subject to a 1% excise tax on the net repurchase of its stock, which is recorded as a direct cost of the transaction in the period of repurchase.
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
Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan, a 401(k) plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to maximums set forth in the Internal Revenue Code of 1986, as amended. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $6,177, $9,670 and $9,989 during 2025, 2024 and 2023, respectively.
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
Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan and Key Executive Restoration Plan, are unfunded:
Supplemental Executive Retirement Benefits Plan
The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable and determinable at retirement based upon a percentage of the participant’s historical compensation. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan (SERP) effective December 31, 2011. The Company recorded net periodic benefit costs associated with the SERP of $260, $289, and $399 in fiscal 2025, 2024, and 2023, respectively. The Company expects to make payments of approximately $1,300 under the SERP in fiscal 2026.
Key Executive Restoration Plan
In fiscal 2012, the Company adopted the Key Executive Restoration Plan (KERP), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $820, $446, and $456 of expense associated with this plan in fiscal 2025, 2024, and 2023, respectively.
Qualified Defined Benefit Retirement Plan
The Company's qualified defined benefit retirement plan provided benefits to certain hourly employees at retirement based on length of service and date of retirement. The plan accruals were frozen as of April 16, 2018, and employees were permitted to participate in the Retirement Savings Plan, following that date. The Company terminated the defined benefit retirement plan effective February 28, 2022. Participants elected to receive benefits as either a lump sum payment or through an annuity contract and the settlement of $8,895 was paid from plan assets in the second quarter of fiscal 2023. As a result of the plan termination, the Company recognized a loss of $1,184 in fiscal 2023, which was recorded in other (income) expense, net in the statements of consolidated income.
Retiree Health Care Benefits
The Company provides health care benefits, through third-party policies, to eligible retired employees who pay a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are subsidized by the Company. The Company recorded net periodic benefits associated with these plans of $115, $186, and $113 in fiscal 2025, 2024, and 2023, respectively.
The Company has determined that the related disclosures under ASC Topic 715 - Compensation, Retirement Benefits, for these post-employment benefit plans are not material to the consolidated financial statements.
Leases
The Company leases facilities for certain service centers, warehouses, distribution centers, and office space. The Company also leases office equipment and vehicles. All leases are considered to be operating leases. The Company’s leases expire at various dates through 2039, with terms ranging from 1 year to 15 years. Many of the Company’s real estate leases contain renewal provisions to extend lease terms for up to 5 years. The exercise of renewal options is solely at the Company’s discretion. The Company’s lease agreements do not contain material variable lease payments, residual value guarantees, or restrictive covenants. The Company does not recognize right-of-use assets or lease liabilities for short-term leases with initial terms of 12 months or less. Leased vehicles comprise the majority of the Company’s short-term leases. All other leases are recorded on the balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing lease payment obligations. The Company’s leases do not provide implicit rates; therefore the Company uses its incremental borrowing rate as the discount rate for measuring lease liabilities. Non-lease components are accounted for separately from lease components. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution, and administrative expense in the statements of consolidated income.

Recently Adopted Accounting Guidance
In November 2023, the Financial Accounting Standards Board (FASB) issued its final standard to improve reportable segment disclosures. This standard, issued as ASU 2023-07, requires enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. This update is effective for all public business entities for fiscal years beginning after December 15, 2023 for annual disclosure requirements, with the interim disclosure requirements being effective for fiscal years beginning after December 15, 2024. The adoption of the ASU only affected the Company's segment disclosures and did not affect the consolidated financial statements.
The Company's reportable segments are: Service Center (formerly Service Center Based Distribution) and Engineered Solutions. The Company changed the name of the Service Center Based Distribution reportable segment to Service Center in the fourth quarter of fiscal 2025. There was no change in the composition of either reportable segment. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center segment operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of motion control infrastructure and production equipment. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment. The Engineered Solutions segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies; engineered flow control products and services; and advanced automation solutions including machine vision, robotics, motion control, and smart technologies. See Note 13 for further details.
Recently Issued Accounting Guidance
In November 2024, the FASB issued its final standard on the Disaggregation of Income Statement Expenses (DISE). This standard, issued as ASU 2024-03, requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application. The Company is currently evaluating the impacts of this guidance on its financial statements and related disclosures.
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
NOTE 2: REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the years ended June 30, 2025, 2024, and 2023. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Year Ended June 30, 2025
	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$2,524,036	$1,476,918	$4,000,954
Canada	296,661	—	296,661
Other Countries	193,651	72,158	265,809
Total	$3,014,348	$1,549,076	$4,563,424

	Year Ended June 30, 2024
	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$2,540,427	$1,391,762	$3,932,189
Canada	310,210	—	310,210
Other Countries	205,918	31,089	237,007
Total	$3,056,555	$1,422,851	$4,479,406

	Year Ended June 30, 2023
	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$2,441,281	$1,419,140	$3,860,421
Canada	315,499	—	315,499
Other Countries	210,062	26,812	236,874
Total	$2,966,842	$1,445,952	$4,412,794
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the years ended June 30, 2025, 2024, and 2023:

	Year Ended June 30, 2025
	Service Center	Engineered Solutions	Total
General Industry	34.5%	40.0%	36.4%
Industrial Machinery	8.3%	23.3%	13.3%
Food	15.4%	3.2%	11.3%
Metals	11.0%	7.3%	9.8%
Forest Products	12.2%	3.2%	9.1%
Chem/Petrochem	2.8%	14.6%	6.8%
Cement & Aggregate	7.3%	1.4%	5.3%
Transportation	3.6%	4.9%	4.1%
Oil & Gas	4.9%	2.1%	3.9%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2024
	Service Center	Engineered Solutions	Total
General Industry	35.0%	38.7%	36.2%
Industrial Machinery	8.2%	24.2%	13.3%
Food	15.0%	2.8%	11.1%
Metals	10.9%	7.9%	10.0%
Forest Products	12.0%	3.2%	9.2%
Chem/Petrochem	2.7%	16.0%	6.9%
Cement & Aggregate	7.4%	1.3%	5.5%
Transportation	3.7%	4.2%	3.8%
Oil & Gas	5.1%	1.7%	4.0%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2023
	Service Center	Engineered Solutions	Total
General Industry	34.0%	41.2%	36.2%
Industrial Machinery	9.8%	26.1%	15.2%
Food	13.2%	2.7%	9.8%
Metals	10.6%	7.5%	9.6%
Forest Products	12.1%	2.8%	9.1%
Chem/Petrochem	2.8%	13.9%	6.4%
Cement & Aggregate	7.8%	1.3%	5.7%
Transportation	3.7%	3.1%	3.5%
Oil & Gas	6.0%	1.4%	4.5%
Total	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the years ended June 30, 2025, 2024, and 2023:

	Year Ended June 30, 2025
	Service Center	Engineered Solutions	Total
Power Transmission	37.5%	9.8%	28.2%
General MRO & Other	22.3%	22.3%	22.2%
Fluid Power	14.4%	34.9%	21.3%
Bearings, Linear & Seals	25.8%	0.4%	17.3%
Specialty Flow Control	—%	32.6%	11.0%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2024
	Service Center	Engineered Solutions	Total
Power Transmission	37.7%	11.3%	29.4%
General MRO & Other	22.1%	17.2%	20.5%
Fluid Power	14.1%	36.3%	21.1%
Bearings, Linear & Seals	26.1%	0.4%	18.0%
Specialty Flow Control	—%	34.8%	11.0%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2023
	Service Center	Engineered Solutions	Total
Power Transmission	37.3%	10.6%	28.5%
General MRO & Other	21.1%	19.3%	20.6%
Fluid Power	13.3%	34.3%	20.2%
Bearings, Linear & Seals	28.3%	0.4%	19.1%
Specialty Flow Control	—%	35.4%	11.6%
Total	100.0%	100.0%	100.0%

Contract Assets and Liabilities
Changes related to contract assets and contract liabilities are as follows:

	June 30, 2025	June 30, 2024	$ Change	% Change
Contract assets	$11,659	$12,648	$(989)	(7.8)%
Contract liabilities	29,244	15,777	13,467	85.4%
The change in balances noted above of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed. The increase in the contract liability balance from the prior year is primarily due to acquisitions in fiscal 2025.
NOTE 3: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Hydradyne Acquisition
On December 31, 2024, the Company acquired all of the membership interests of Hydradyne, LLC (Hydradyne), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price is $282,136, which was funded using available cash. Hydradyne is included in the Engineered Solutions segment.
The following table summarizes the assets acquired and liabilities assumed in connection with this acquisition based on their preliminary estimated fair values at the acquisition date, which are subject to adjustment. The areas that remain open primarily relate to working capital adjustments. The purchase accounting will be finalized within one year from the acquisition date.

Hydradyne Acquisition
Cash and cash equivalents	$13,373
Accounts receivable	42,852
Inventories	44,085
Other current assets	915
Property, net	6,483
Operating lease assets	52,257
Identifiable intangible assets	126,050
Goodwill	67,903
Other assets	111
Total assets acquired	$354,029
Accounts payable and accrued liabilities	16,019
Other current liabilities	4,546
Other liabilities	51,328
Net assets acquired	$282,136
The acquired goodwill is expected to be deductible for income tax purposes. The Company incurred $1,608 in third-party costs pertaining to the acquisition of Hydradyne, which are included in selling, distribution, and administration expense in the statement of consolidated income for the fiscal year ended June 30, 2025.
Net sales and net income from the Hydradyne acquisition included in the Company's results since December 31, 2024, the date of the acquisition, are $124,529 and $4,366, respectively.

The following unaudited pro forma consolidated results of operations are prepared as if the Hydradyne acquisition (including the related acquisition costs) occurred at the beginning of fiscal 2024:

Pro forma, year ended June 30,	2025	2024
Sales	$4,692,742	$4,748,187
Net income	397,254	387,766
Diluted net income per share	$10.23	$9.88
These pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets were applied as of July 1, 2023. Additional amortization of $5,473 and $11,454 is included in the pro forma results for fiscal 2025 and 2024, respectively. In addition, pro forma adjustments of $5,643 and $11,285 for fiscal 2025 and 2024, respectively, were made for interest income that would not have been earned as a result of the cash used for the acquisition. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Hydradyne; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred as of the date indicated or that may result in the future.
Other Fiscal 2025 Acquisitions
On May 1, 2025, the Company acquired substantially all of the net assets of IRIS Factory Automation (IRIS), an Aurora, Illinois provider of automation products, services, and turn-key productized solutions focused on optimizing material handling and traceability workflows across production environments. IRIS is included in the Engineered Solutions segment. The purchase price for IRIS was $14,000, net tangible assets acquired were $287, identifiable intangible assets were $7,810, and goodwill was $5,903; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The Company funded the acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2024, the Company acquired substantially all of the net assets of Total Machine Solutions (TMS), a Fairfield, New Jersey based provider of electrical and mechanical power transmission products and solutions including bearings, drives, motors, conveyor components, and related repair services. TMS is included in the Service Center segment. The purchase price for TMS was $6,025, net tangible assets acquired were $1,115, identifiable intangible assets were $2,738, and goodwill was $2,172; the values are based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2024, the Company acquired 100% of the outstanding shares of Stanley Proctor, a Twinsburg, Ohio based provider of hydraulic, pneumatic, measurement, control, and instrumentation components, as well as fluid power engineered systems. Stanley Proctor is included in the Engineered Solutions segment. The purchase price for Stanley Proctor was $3,924, net tangible assets acquired were $362, identifiable intangible assets were $1,725, and goodwill was $1,837; the values are based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
Fiscal 2024 Acquisitions
On May 1, 2024, the Company acquired 100% of the outstanding shares of Grupo Kopar (Kopar), a Monterrey, Mexico based provider of emerging automation technologies and engineered solutions. Kopar is included in the Engineered Solutions segment. The purchase price for the acquisition was $61,870, net liabilities assumed were $4,089, and intangible assets including goodwill were $65,959 based upon estimated fair values at the acquisition date. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. (BDI), a Columbia, South Carolina based provider of bearings, power transmission, and industrial motion products, and related service and repair capabilities. BDI is included in the Service Center segment. The purchase price for the acquisition was $17,926, net tangible assets acquired were $4,102, and intangible assets including goodwill were $13,824 based upon estimated fair values at the acquisition date. The purchase price includes $1,800 of acquisition holdback payments, of which $900 was paid during the fiscal year ended June 30, 2025. The remaining balance is included in other current liabilities on the consolidated balance sheet as of June 30, 2025, and will be paid on the second anniversary of the acquisition date with interest at a fixed rate of 3.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. (Cangro), a Farmingdale, New York based provider of bearings, power transmission, and industrial motion products, and related service and repair capabilities. Cangro is included in the Service Center segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,070, and intangible assets including goodwill were $4,149 based upon estimated fair values at the acquisition date. The purchase price includes $930 of acquisition holdback payments, of which $310 was paid during the fiscal year ended June 30, 2025. The remaining balance is included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2025, and will be paid on the second and third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The acquisition price and the results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
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
NOTE 4: INVENTORIES
Inventories consist of the following:

June 30,	2025	2024
U.S. inventories at average cost	$587,479	$557,313
Foreign inventories at average cost	150,534	156,873
	738,013	714,186
Less: Excess of average cost over LIFO cost for U.S. inventories	232,676	225,928
Inventories	$505,337	$488,258
The overall impact of LIFO layer liquidations increased gross profit by $393, $1,160, and $127 in fiscal 2025, 2024, and 2023, respectively.

NOTE 5: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center segment and the Engineered Solutions segment for the years ended June 30, 2025 and 2024 are as follows:

	Service Center	Engineered Solutions	Total
Balance at July 1, 2023	$211,231	$367,187	$578,418
Goodwill acquired during the year	9,712	32,634	42,346
Other, primarily currency translation	(1,369)	—	(1,369)
Balance at June 30, 2024	219,574	399,821	619,395
Goodwill acquired during the year	2,262	77,847	80,109
Other, primarily currency translation	(130)	—	(130)
Balance at June 30, 2025	$221,706	$477,668	$699,374
During fiscal 2025, the Company recorded purchase accounting working capital adjustments related to the Kopar acquisition, which increased the purchase price by $645, decreased the fair value of net tangible assets acquired by $1,219, and increased goodwill by $1,864. Also, during fiscal 2025, the Company recorded working capital adjustments related to the TMS acquisition, which decreased the purchase price by $475, increased the fair value of net tangible assets acquired by $91, and decreased goodwill by $566. Further, during fiscal 2025, the Company recorded purchase accounting and working capital adjustments related to the Hydradyne acquisition, which increased the purchase price by $6,045, increased the fair value of net tangible assets acquired by $1,593, increased net intangible assets by $410, and increased goodwill by $4,042.
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2025.  Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2025, therefore no impairment exists.
At June 30, 2025 and 2024, accumulated goodwill impairment losses subsequent to fiscal 2002 totaled $64,794 related to the Service Center segment and $167,605 related to the Engineered Solutions segment.
The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2025	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$510,834	$233,392	$277,442
Trade names	108,344	41,585	66,759
Other	6,902	2,503	4,399
Total Intangibles	$626,080	$277,480	$348,600

June 30, 2024	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$394,114	$205,422	$188,692
Trade names	88,848	34,891	53,957
Other	4,946	1,725	3,221
Total Intangibles	$487,908	$242,038	$245,870
Amounts include the impact of foreign currency translation. Fully amortized finite-lived identifiable intangible assets are written off in the period when they become fully amortized.

During fiscal 2025, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$116,778	20.0
Trade names	19,500	15.0
Other	2,045	13.4
Total Finite-Lived Intangibles Acquired	$138,323	19.2
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Amortization of identifiable intangibles totaled $35,581, $28,923, and $30,805 in fiscal 2025, 2024, and 2023, respectively, and is included in selling, distribution, and administrative expense in the statements of consolidated income. Future amortization expense based on the Company’s identifiable intangible assets as of June 30, 2025 is estimated to be $39,600 for 2026, $37,000 for 2027, $34,500 for 2028, $32,500 for 2029, and $30,500 for 2030.
NOTE 6: DEBT
A summary of long-term debt, including the current portion, follows:

June 30,	2025	2024
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Series E Notes	—	25,000
Other	—	105
Total debt	$572,300	$597,405
Less: unamortized debt issuance costs	—	71
Total long-term debt	$572,300	$597,334
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515,791 and $515,800 at June 30, 2025 and June 30, 2024, respectively, and is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $209 and $200 at June 30, 2025 and June 30, 2024, respectively, to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.23% and 6.24% as of June 30, 2025 and June 30, 2024, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5,336 and $4,046 as of June 30, 2025 and June 30, 2024, respectively, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (AR Securitization Facility). The AR Securitization Facility effectively increases the Company's borrowing capacity by collateralizing a portion of the amount of the U.S. operations' trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250,000 and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of June 30, 2025 and

June 30, 2024 was 5.32% and 6.35%, respectively. On July 10, 2025, the Company amended the AR Securitization Facility and extended the term to July 10, 2028.
Unsecured Shelf Facility
At June 30, 2025 the Company had no remaining borrowings outstanding under its unsecured shelf facility agreement with Prudential Investment Management. Fees on this facility ranged from 0.25% to 1.25% per year based on the Company's leverage ratio at each quarter end. The "Series E" notes carried a fixed interest rate of 3.08%, and the remaining principal balance of $25,000 was paid in October 2024.
Other Long-Term Borrowing
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note, held by the State of Ohio Development Services Agency, was fully paid in November 2024.
The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Fiscal Year	Aggregate Maturity
2026	$—
2027	384,000
2028	—
2029	188,300
2030	—
Covenants
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At June 30, 2025, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2025, the Company's net indebtedness was less than 0.4 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). The Company was in compliance with all financial covenants at June 30, 2025.
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
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.48% as of June 30, 2025 and 2024. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $5,503 as of June 30, 2025, which is included in other current assets in the consolidated balance sheet, and was $18,081 as of June 30, 2024, which is included in other current assets and other assets in the consolidated balance sheet. Amounts reclassified from other comprehensive (loss) income, before tax, to interest expense was income of $16,124, $18,683, and $7,285 for fiscal 2025, 2024, and 2023, respectively.
NOTE 8: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2025 and June 30, 2024 totaled $25,628 and $22,519, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy). In addition, the Company holds Corporate-Owned Life Insurance (COLI) policies on certain retired employees, which are valued at the cash surrender value of the policies (Level 3 in the fair value hierarchy). The fair value of the COLI policies totaled $20,817 and $20,053, at June 30, 2025 and June 30, 2024, respectively, and are included in other assets on the consolidated balance sheets.
As of June 30, 2025, the Company had no fixed interest rate debt outstanding. As of June 30, 2024, the carrying values of the Company's fixed interest rate debt outstanding under its unsecured shelf facility agreement with Prudential Investment Management approximated its fair value (Level 2 in the fair value hierarchy).
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate their fair values (Level 2 in the fair value hierarchy). The carrying value of our cash and cash equivalents, trade accounts receivable, and accounts payable, approximate fair value because of the short-term maturity of these financial instruments.

NOTE 9: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2025	2024	2023
U.S.	$475,266	$467,785	$423,316
Foreign	25,701	30,345	26,495
Income before income taxes	$500,967	$498,130	$449,811
Provision for Income Taxes
The provision for income taxes consists of:

Year Ended June 30,	2025	2024	2023
Current:
Federal	$87,700	$86,501	$84,294
State and local	18,525	23,016	19,026
Foreign	8,116	3,925	5,468
Total current	114,341	113,442	108,788
Deferred:
Federal	(4,432)	(791)	(1,881)
State and local	(310)	1,159	(84)
Foreign	(1,620)	(1,442)	(3,751)
Total deferred	(6,362)	(1,074)	(5,716)
Provision for income taxes	$107,979	$112,368	$103,072
Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2025	2024	2023
Statutory income tax rate	21.0%	21.0%	21.0%
Effects of:
State and local taxes	2.9	4.0	3.5
Stock compensation	(1.1)	(1.2)	(1.0)
GILTI/FDII	—	(0.4)	(0.2)
R & D credit	(0.5)	(0.4)	(0.4)
U.S. tax on foreign income, net	(0.6)	(0.1)	—
Impact of foreign operations	0.3	0.3	0.2
Non-deductibles/Deductible dividend	0.7	0.9	0.6
Interest deduction	(0.2)	(0.4)	(0.4)
Valuation allowance	0.1	(0.7)	(0.6)
Other, net	(1.0)	(0.4)	0.2
Effective income tax rate	21.6%	22.6%	22.9%

Deferred Income Tax Assets and Liabilities
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

June 30,	2025	2024
Deferred tax assets:
Compensation liabilities not currently deductible	$20,331	$18,646
Other expenses and reserves not currently deductible	17,430	15,008
Leases	36,054	34,771
Net operating loss carryforwards	5,388	6,340
Capitalization of R&D costs	22,284	17,584
Other	2,281	300
Total deferred tax assets	$103,768	$92,649
Less: Valuation allowance	853	158
Deferred tax assets, net of valuation allowance	$102,915	$92,491
Deferred tax liabilities:
Inventories	$(20,376)	$(18,086)
Goodwill and intangibles	(64,062)	(63,733)
Leases	(35,933)	(34,473)
Hedging instrument	(1,906)	(5,965)
Depreciation and differences in property bases	(10,530)	(10,506)
Total deferred tax liabilities	(132,807)	(132,763)
Net deferred tax liabilities	$(29,892)	$(40,272)
Net deferred tax liabilities are classified as follows:
Other assets	$12,263	$11,306
Other liabilities	(42,155)	(51,578)
Net deferred tax liabilities	$(29,892)	$(40,272)
As of June 30, 2025 and 2024, the Company had foreign net operating loss carryforwards of approximately $19,426 and $24,627, respectively, the tax benefit of which is approximately $5,289 and $6,146, respectively. These loss carryforwards will expire at various dates beginning in 2036. As of June 30, 2025 and 2024, the Company had state net operating loss carryforwards, the tax benefit of which is approximately $99 and $194, respectively, which will expire at various dates beginning in 2034.
Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates and future income levels. The Company evaluates the realization of its deferred tax assets each quarter throughout the year. During the fiscal years ended June 30, 2025 and 2024, the Company recorded a net tax expense (benefit) related to the change in valuation allowances of $695 and $(3,283), respectively. The total valuation allowance provided against the deferred tax assets is $853 and $158 as of June 30, 2025 and 2024, respectively.
As of June 30, 2025, the Company had accumulated undistributed earnings of non-U.S. subsidiaries of approximately $185,700. The vast majority of such earnings have previously been subjected to the one-time transition tax or the Global Intangible Low Taxed Income (GILTI) inclusion. Therefore, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.
Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in the U.S. federal, various state, local, and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for the years ended June 30, 2025, 2024, and 2023:

Year Ended June 30,	2025	2024	2023
Unrecognized Income Tax Benefits at beginning of the year	$3,048	$4,821	$4,926
Current year tax positions	85	105	622
Prior year tax positions	57	(412)	(86)
Expirations of statutes of limitations	(2,272)	(1,466)	(641)
Unrecognized Income Tax Benefits at end of year	$918	$3,048	$4,821
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. During 2025, 2024, and 2023, the Company recognized $(1,060), $296, and $239 of (income) expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $351, $1,411, and $1,115 as of June 30, 2025, 2024, and 2023, respectively. The Company anticipates a decrease to unrecognized income tax benefits within the next twelve months of approximately $469, of which all would affect the effective income tax rate. Included in the balance of unrecognized income tax benefits at June 30, 2025, 2024, and 2023 are $809, $2,946, and $4,722 respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to U.S. federal income tax examinations for the tax years 2022 through 2024 and to state and local income tax examinations for the tax years 2019 through 2024. In addition, the Company is subject to foreign income tax examinations for the tax years 2018 through 2024.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year, or as a reduction of a deferred tax asset.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, as amended, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended September 30, 2025, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. There is no effect on the Company's fiscal 2025 results. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

NOTE 10: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2025, 128 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control and director and officer indemnification agreements.
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss for the years ended June 30, 2025, 2024, and 2023, are composed of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at July 1, 2022	$(90,738)	$(1,303)	$19,746	$(72,295)
Other comprehensive income	7,639	1,082	13,759	22,480
Amounts reclassified from accumulated other comprehensive loss	—	24	(5,505)	(5,481)
Net current-period other comprehensive income	7,639	1,106	8,254	16,999
Balance at June 30, 2023	(83,099)	(197)	28,000	(55,296)
Other comprehensive (loss) income	(12,467)	(101)	4,499	(8,069)
Amounts reclassified from accumulated other comprehensive loss	—	(93)	(14,108)	(14,201)
Net current-period other comprehensive loss	(12,467)	(194)	(9,609)	(22,270)
Balance at June 30, 2024	(95,566)	(391)	18,391	(77,566)
Other comprehensive loss	(1,650)	(33)	(246)	(1,929)
Amounts reclassified from accumulated other comprehensive loss	—	(14)	(12,177)	(12,191)
Net current-period other comprehensive loss	(1,650)	(47)	(12,423)	(14,120)
Balance at June 30, 2025	$(97,216)	$(438)	$5,968	$(91,686)
Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

Year Ended June 30,	2025			2024			2023
	Pre-Tax Amount	Tax Benefit	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$(1,655)	$(5)	$(1,650)	$(12,544)	$(77)	$(12,467)	$7,723	$84	$7,639
Post-employment benefits:
Actuarial (loss) gain on re-measurement	(42)	(9)	(33)	(134)	(33)	(101)	405	100	305
Reclassification of net actuarial (gains) losses and prior service cost into other (income) expense, net and included in net periodic pension costs	(25)	(11)	(14)	(117)	(24)	(93)	36	12	24
Termination of pension plan	—	—	—	—	—	—	1,031	254	777
Unrealized (loss) gain on cash flow hedge	(357)	(111)	(246)	5,958	1,459	4,499	18,174	4,415	13,759
Reclassification of interest from cash flow hedge into interest expense	(16,124)	(3,947)	(12,177)	(18,683)	(4,575)	(14,108)	(7,285)	(1,780)	(5,505)
Other comprehensive (loss) income	$(18,203)	$(4,083)	$(14,120)	$(25,520)	$(3,250)	$(22,270)	$20,084	$3,085	$16,999

Net Income Per Share
Basic net income per share is based on the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing net income per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company no longer has awards considered to be participating securities, therefore the Company calculated basic and diluted net income per share under only the treasury stock method, which is disclosed below.
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2025	2024	2023
Net Income	$392,988	$385,762	$346,739
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	38,289	38,672	38,592
Dilutive effect of potential common shares	527	585	628
Weighted-average common shares outstanding for dilutive computation	38,816	39,257	39,220
Net Income Per Share — Basic	$10.26	$9.98	$8.98
Net Income Per Share — Diluted	$10.12	$9.83	$8.84
Stock awards relating to 88, 99 and 84 shares of common stock were outstanding at June 30, 2025, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per share for the fiscal years then ended as they were anti-dilutive.
NOTE 11: SHARE-BASED COMPENSATION
Share-Based Incentive Plans
Following approval by the Company's shareholders in October 2023, the 2023 Long-Term Performance Plan (the "2023 Plan") replaced the 2019 Long-Term Performance Plan. The 2023 Plan, which expires in 2028, provides for granting of SARs, stock options, stock awards, cash awards, and such other awards or combination thereof as the Executive Organization and Compensation Committee or, in the case of director awards, the Corporate Governance & Sustainability Committee, of the Board of Directors (together referred to as the "Committee") may determine to officers, other key employees and members of the Board of Directors. Grants are generally made at regularly scheduled Committee meetings. Compensation costs charged to expense under award programs paid (or to be paid) with shares (including SARs, performance shares, restricted stock, and RSUs) are summarized in the table below:

Year Ended June 30,	2025	2024	2023
SARs	$4,713	$3,448	$2,785
Performance shares	2,999	4,232	5,302
Restricted stock and RSUs	4,290	5,264	4,274
Total compensation costs under award programs	$12,002	$12,944	$12,361
Such amounts are included in selling, distribution, and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $6,270, $5,885, and $7,886 for fiscal 2025, 2024, and 2023, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.

The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2025 is summarized in the table below:

June 30,	2025	Average Expected Period of Expected Recognition (Years)
SARs	$6,543	2.5
Performance shares	7,037	1.7
Restricted stock and RSUs	3,030	2.1
Total unrecognized compensation costs under award programs	$16,610	2.1
Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 2.1 years. The aggregate number of shares of common stock which may be awarded under the 2023 Plan is 1,600; shares available for future grants at June 30, 2025 were 1,460.
Stock Appreciation Rights
The weighted-average assumptions used for SARs grants issued in fiscal 2025, 2024, and 2023 are:

	2025	2024	2023
Expected life, in years	6.0	6.0	6.2
Risk free interest rate	3.7%	4.1%	2.9%
Dividend yield	0.8%	1.0%	1.3%
Volatility	37.3%	37.0%	35.5%
Per share fair value of SARs granted during the year	$78.15	$55.65	$35.98
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
A summary of SARs activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2025
(Shares in thousands)
Outstanding at beginning of year	712	$82.65
Granted	83	199.30
Exercised	(82)	67.53
Forfeited	(3)	185.99
Outstanding at end of year	710	$97.47
Exercisable at end of year	480	$73.02
Expected to vest at end of year	704	$96.96
The weighted-average remaining contractual terms for SARs outstanding, exercisable, and expected to vest at June 30, 2025 were 5.5, 4.3, and 5.5 years, respectively. The aggregate intrinsic values of SARs outstanding, exercisable, and expected to vest at June 30, 2025 were $95,798 $76,572, and $95,452, respectively. The aggregate intrinsic value of the SARs exercised during fiscal 2025, 2024, and 2023 was $12,982, $19,700, and $20,170, respectively.
The total fair value of shares vested during fiscal 2025, 2024, and 2023 was $3,219, $2,550, and $2,691, respectively.

Performance Shares
Performance shares are paid in shares of Applied stock at the end of a three-year period provided the Company achieves goals established by the Committee. The number of Applied shares payable will vary depending on the level of the goals achieved.
A summary of non-vested performance shares activity at June 30, 2025 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2025
(Shares in thousands)
Non-vested at beginning of year	101	$93.73
Awarded	23	135.53
Vested	(62)	84.86
Non-vested at end of year	62	$117.80
The Committee established three one-year goals for each of the 2025, 2024, and 2023 grants. Each fiscal year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization (EBITDA) and after-tax return on assets (ROA). Achievement during any particular fiscal year is awarded and “banked” for payout at the end of the three-year term. For the outstanding grants as of June 30, 2025, the maximum number of shares that could be earned in future periods was 41.
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
A summary of the status of the Company’s non-vested restricted stock and RSUs at June 30, 2025 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2025
(Share amounts in thousands)
Non-vested at beginning of year	130	$99.05
Granted	22	212.71
Forfeitures	(2)	145.77
Vested	(70)	84.44
Non-vested at end of year	80	$142.41
NOTE 12: LEASES
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution, and administrative expense on the statements of consolidated income. Operating lease costs and short-term lease costs were $47,591 and $14,458, respectively, for the year ended June 30, 2025 and $38,905 and $12,683, respectively, for the year ended June 30, 2024. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

June 30,	2025	2024
Operating lease assets, net	$188,654	$133,289

Operating lease liabilities
Other current liabilities	$39,776	$33,466
Other liabilities	158,544	104,143
Total operating lease liabilities	$198,320	$137,609

June 30,	2025	2024
Weighted average remaining lease term (years)	6.6	5.5
Weighted average incremental borrowing rate	5.01%	4.51%

Year Ended June 30,	2025	2024
Cash paid for operating leases	$45,919	$38,130
Right of use assets obtained in exchange for new operating lease liabilities	$98,196	$67,535

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Fiscal Year	Maturity of Operating Lease Liabilities
2026	$48,696
2027	42,252
2028	34,087
2029	27,723
2030	18,787
Thereafter	65,160
Total lease payments	236,705
Less interest	38,385
Present value of lease liabilities	$198,320
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of Applied and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,100 in fiscal 2025, $2,250 in fiscal 2024, and $1,500 in fiscal 2023.
NOTE 13: SEGMENT INFORMATION
The Company's reportable segments are: Service Center (formerly Service Center Based Distribution) and Engineered Solutions. The Company changed the reportable segment name from Service Center Based Distribution to Service Center in the fourth quarter of fiscal 2025. There was no change in the composition of either reportable segment. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center segment operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of production equipment and motion control infrastructure. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment. The Engineered Solutions segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, engineered flow control products and services, and automation technologies. The accounting policies of the Company’s reportable segments are as described in Note 1.
The Company's chief operating decision maker (CODM) is the chief executive officer. The CODM uses Segment Operating Income as the measure of segment profit and loss in measuring segment performance, determining how to allocate the Company's assets, evaluating performance in periodic reviews, and during the development of the annual budget and the regular forecasting process. The chief operating decision maker considers budget-to-actual variances on a quarterly basis, as well as segment-specific forecasting, when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses the segment's net sales in measuring segment performance.
In addition to the two reportable segments, there is a category of certain business activities and expenses, referred to as corporate & other, that does not constitute an operating segment. Corporate & other expense, net includes the cost of our corporate headquarters and corporate functions, primarily compensation and benefits, and related administrative expenses and other expenses not directly associated with any reportable segment. These corporate and other expenses reconcile segment operating income to total consolidated income before income taxes.

Segment Financial Information

Year Ended June 30, 2025	Service Center	Engineered Solutions	Total
Total sales	$3,017,254	$1,601,211	$4,618,465
Less: Inter-segment sales[1]	2,906	52,135	55,041
Net sales	$3,014,348	$1,549,076	$4,563,424
Less segment expenses:
Cost of sales	2,135,158	1,045,107
Selling, distribution, and administrative expense, including depreciation[2]	485,720	315,231
Segment operating income	$393,470	$188,738	$582,208
Corporate & other expense, net			83,679
Interest expense, net			612
Other income, net			(3,050)
Income before income taxes			$500,967

Year Ended June 30, 2024	Service Center	Engineered Solutions	Total
Total sales	$3,059,363	$1,472,617	$4,531,980
Less: Inter-segment sales[1]	2,808	49,766	52,574
Net sales	$3,056,555	$1,422,851	$4,479,406
Less segment expenses:
Cost of sales	2,173,085	969,668
Selling, distribution, and administrative expense, including depreciation[2]	486,476	272,074
Segment operating income	$396,994	$181,109	$578,103
Corporate & other expense, net			82,280
Interest expense, net			2,831
Other income, net			(5,138)
Income before income taxes			$498,130

Year Ended June 30, 2023	Service Center	Engineered Solutions	Total
Total sales	$2,969,494	$1,491,750	$4,461,244
Less: Inter-segment sales[1]	2,652	45,798	48,450
Net sales	$2,966,842	$1,445,952	$4,412,794
Less segment expenses:
Cost of sales	2,120,467	1,005,362
Selling, distribution, and administrative expense, including depreciation[2]	475,793	265,134
Segment operating income	$370,582	$175,456	$546,038
Corporate & other expense, net			72,887
Interest expense, net			21,639
Other expense, net			1,701
Income before income taxes			$449,811
1The Company accounts for inter-segment sales using market rates.
2Amortization of intangibles is recorded within selling, distribution, and administrative expense, and therefore included in segment operating income for all periods presented.

Supplemental Segment Financial Information

	Service Center	Engineered Solutions	Total
Year Ended June 30, 2025
Assets used in the business	$1,765,631	$1,409,913	$3,175,544
Depreciation and amortization of property	17,492	7,407	24,899
Amortization of intangibles	3,144	32,437	35,581
Capital expenditures	22,544	4,643	27,187
Year Ended June 30, 2024
Assets used in the business	$1,865,269	$1,086,641	$2,951,910
Depreciation and amortization of property	17,700	5,731	23,431
Amortization of intangibles	3,188	25,735	28,923
Capital expenditures	18,040	6,824	24,864
Year Ended June 30, 2023
Assets used in the business	$1,736,393	$1,006,939	$2,743,332
Depreciation and amortization of property	17,932	4,334	22,266
Amortization of intangibles	2,857	27,948	30,805
Capital expenditures	15,390	11,086	26,476
Geographic Information
Long-lived assets are based on physical locations and are composed of the net book value of property and right of use assets. Information by geographic area is as follows:

June 30,	2025	2024
Long-Lived Assets:
United States	$269,218	$209,987
Canada	33,230	26,436
Other Countries	14,360	15,393
Total	$316,808	$251,816
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
NOTE 15: OTHER (INCOME) EXPENSE, NET
Other (income) expense, net, consists of the following:

Year Ended June 30,	2025	2024	2023
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(2,748)	$(3,300)	$(2,223)
Foreign currency transaction losses (gains)	529	(1,099)	3,284
Net other periodic post-employment costs	145	114	1,470
Life insurance income, net	(772)	(855)	(668)
Other, net	(204)	2	(162)
Total other (income) expense, net	$(3,050)	$(5,138)	$1,701
NOTE 16: SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to June 30, 2025 through the date the financial statements were issued. See Note 6 - Debt and Note 9 - Income Taxes for subsequent events disclosures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
On December 31, 2024, the Company completed the acquisition of Hydradyne, LLC (Hydradyne). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of June 30, 2025 did not include the internal control over financial reporting of Hydradyne. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include Hydradyne's operations.
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
Management's Report on Internal Control over Financial Reporting
The management of Applied Industrial Technologies, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the President & CEO and the Vice President - CFO & Treasurer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2025.
The Company acquired Hydradyne, LLC (Hydradyne) on December 31, 2024. Management has excluded Hydradyne from its assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2025. Hydradyne represents approximately 11.3% and 2.7% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the fiscal year ended June 30, 2025.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 15, 2025

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025 , of the Company and our report dated August 15, 2025, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hydradyne, LLC, which was acquired on December 31, 2024, and whose financial statements constitute 11.3% and 2.7% of total assets and net sales, respectively, of the consolidated financial statement amounts as of and for the year ended June 30, 2025. Accordingly, our audit did not include the internal control over financial reporting at Hydradyne, LLC.
Basis for Opinion
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
/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
August 15, 2025

ITEM 9B. OTHER INFORMATION.
During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Applied’s fiscal year ended June 30, 2025, under the caption “Item 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this Annual Report in Part I, after Item 4, under the caption “Information about our Executive Officers.”
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied's 2025 Proxy Statement, under the caption “Delinquent Section 16(a) Reports."
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
Applied has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of Applied's securities by directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the applicable listing standards of the New York Stock Exchange. A copy of Applied's Insider Trading Policy is filed herewith as Exhibit 19.
Information regarding the composition of Applied’s audit committee and the identification of audit committee financial experts serving on the audit committee is incorporated by reference to Applied's 2025 Proxy Statement, under the caption “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's 2025 Proxy Statement, under the captions “Director Compensation,” “Executive Compensation,” ”Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity compensation plan information is incorporated herein by reference to Applied's 2025 Proxy Statement, under the caption "Equity Compensation Plan Information (as of June 30, 2025)".
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's 2025 Proxy Statement, under the caption “Holdings of Major Shareholders, Officers, and Directors.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to Applied's 2025 Proxy Statement, under the caption “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), fees and services required by this Item is incorporated herein by reference to Applied's 2025 Proxy Statement, under the caption “Item 3 - Vote to Ratify Appointment of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2025, 2024, and 2023

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2025, 2024, and 2023

•	Consolidated Balance Sheets at June 30, 2025 and 2024

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2025, 2024, and 2023

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2025, 2024, and 2023

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2025, 2024, and 2023
(a)2. Financial Statement Schedule.
The following schedule is included in this Part IV, and is found in this report at the page indicated:

Page No.

Schedule II - Valuation and Qualifying Accounts: Pg. 71
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

4.8
Guaranty of Payment Joinder, dated as of January 16, 2025, among Applied Bearing Distributors, LLC, Cangro Industries, LLC, Itech Automation Solutions, LLC, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.8 to Applied's Form 10-Q for the quarter ended March 31, 2025, SEC File No. 1-2299, and incorporated here by reference).

4.9
Guaranty of Payment Joinder, dated as of March 14, 2025, among Stanley M. Proctor Company, LLC, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.9 to Applied's Form 10-Q for the quarter ended March 31, 2025, SEC File No. 1-2299, and incorporated here by reference).

4.10
Guaranty of Payment Joinder, dated as of March 14, 2025, among Hydradyne, LLC., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.10 to Applied's Form 10-Q for the quarter ended March 31, 2025, SEC File No. 1-2299, and incorporated here by reference).

4.11	Guaranty of Payment Joinder, dated as of June 19, 2025, among Iris Custom Solutions, LLC, KeyBank National Association as Agent, and various financial institutions.

4.12
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

4.13
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

4.15
Purchase and Sale Agreement dated as of August 31, 2018 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to Applied's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.16
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

4.18	Description of Applied's securities (filed as Exhibit 4.7 to Applied's Form 10-K for the year ended June 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

4.19
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

4.20
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

4.21
Amendment No. 4 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty dated as of July 10, 2025 among AIT Receivables LLC, as Borrower, PNC Bank, National Association, as administrative agent, Applied Industrial Technologies, Inc., as initial servicer, PNC Capital Markets LLC, as structuring agent, and the additional person from time to time party thereto, as lenders (filed as Exhibit 10.1 to Applied’s Form 8-K filed July 11, 2025, SEC File No. 1-2299, and incorporated here by reference).

4.22
Amendment No. 4 to Purchase and Sale Agreement dated as of July 10, 2025 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to Applied’s Form 8-K filed July 11, 2025, SEC File No. 1-2299, and incorporated here by reference).

*10.1	A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the 2025 annual meeting of shareholders under the caption “Director Compensation.”

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

*10.17
Management Incentive Plan General Terms (filed as Exhibit 10.17 to Applied Form 10-K for the fiscal year ended June 30 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.18
Restricted Stock Units Terms and Conditions (August 2024 revision) (filed as Exhibit 10.18 to Applied Form 10-K for the fiscal year ended June 30 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.19
Performance Shares Terms and Conditions (August 2024 revision) (filed as Exhibit 10.19 to Applied Form 10-K for the fiscal year ended June 30 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.20
Stock Appreciation Rights Award Terms and Conditions (August 2024 revision) (filed as Exhibit 10.20 to Applied Form 10-K for the fiscal year ended June 30 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

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

21	Applied’s subsidiaries at June 30, 2025.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

97
Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to Applied Form 10-K for the fiscal year ended June 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

101	The following financial information from Applied Industrial Technologies, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Income, (ii) the Statements of Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Shareholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2025, 2024, AND 2023
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions (Deductions) Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2025
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$13,063	$5,978	$—		$2,579	(B)	$16,462
Returns reserve	10,815	—	54	(A)	—		10,869
	$23,878	$5,978	$54		$2,579		$27,331
Year Ended June 30, 2024
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$22,334	$(205)	$—		$9,066	(B)	$13,063
Returns reserve	12,635	—	(1,820)	(A)	—		10,815
	$34,969	$(205)	$(1,820)		$9,066		$23,878
Year Ended June 30, 2023
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$17,522	$5,619	$—		$807	(B)	$22,334
Returns reserve	10,522	—	2,113	(A)	—		12,635
	$28,044	$5,619	$2,113		$807		$34,969
(A)Amounts in the years ending June 30, 2025, 2024 and 2023 represent reserves recorded for the return of merchandise by customers. The Company adopted ASC 606 - Revenue from Contracts with Customers effective July 1, 2018 which requires the Company's sales returns reserve to be established at the gross sales value with an asset established for the value of the expected product to be returned.
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

/s/ Richard M. Wagner
Richard M. Wagner Chief Accounting Officer, Controller, & Principal Accounting Officer
Date: August 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Madhuri A. Andrews, Director	Shelly M. Chadwick, Director

*	*
Mary Dean Hall, Director	Robert J. Pagano, Jr., Director

*	*
Vincent K. Petrella, Director	Joe A. Raver, Director

*	/s/ Neil A. Schrimsher
Richard J. Simoncic, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director

*
Peter C. Wallace, Director and Chairman

/s/ Jon S. Ploetz
Jon S. Ploetz, as attorney in fact
for persons indicated by “*”
Date: August 15, 2025