Form 10-Q
period 2025-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2025-10-28
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2025

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

There were 37,717,910 (no par value) shares of common stock outstanding on October 17, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2025	2024
Net sales	$1,199,523	$1,098,944
Cost of sales	838,094	773,862
Gross profit	361,429	325,082
Selling, distribution and administrative expense, including depreciation	232,399	211,910
Operating income	129,030	113,172
Interest expense (income), net	993	(627)
Other income, net	(548)	(2,281)
Income before income taxes	128,585	116,080
Income tax expense	27,778	24,017
Net income	$100,807	$92,063
Net income per share - basic	$2.67	$2.40
Net income per share - diluted	$2.63	$2.36

Weighted average common shares outstanding for basic computation	37,757	38,398
Dilutive effect of potential common shares	514	546
Weighted average common shares outstanding for diluted computation	38,271	38,944
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2025	2024
Net income per the condensed statements of consolidated income	$100,807	$92,063

Other comprehensive loss, before tax:
Foreign currency translation adjustments	809	(2,266)
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	4	(5)
Unrealized gain (loss) on cash flow hedge	188	(4,159)
Reclassification of interest from cash flow hedge into interest income, net	(3,734)	(4,691)
Total other comprehensive loss, before tax	(2,733)	(11,121)
Income tax benefit related to items of other comprehensive loss	(844)	(2,179)
Other comprehensive loss, net of tax	(1,889)	(8,942)
Comprehensive income, net of tax	$98,918	$83,121
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2025	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$418,716	$388,417
Accounts receivable, net	753,443	769,699
Inventories	521,675	505,337
Other current assets	71,457	84,020
Total current assets	1,765,291	1,747,473
Property, less accumulated depreciation of $260,805 and $256,016	129,532	128,154
Operating lease assets, net	185,730	188,654
Identifiable intangibles, net	338,895	348,600
Goodwill	699,862	699,374
Other assets	66,164	63,289
TOTAL ASSETS	$3,185,474	$3,175,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$276,855	$280,124
Compensation and related benefits	73,284	99,630
Other current liabilities	147,616	146,397
Total current liabilities	497,755	526,151
Long-term debt	572,300	572,300
Other liabilities	231,664	232,573
TOTAL LIABILITIES	1,301,719	1,331,024
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	198,241	198,970
Retained earnings	2,548,791	2,447,931
Treasury shares—at cost (16,496 and 16,345 shares, respectively)	(779,702)	(720,695)
Accumulated other comprehensive loss	(93,575)	(91,686)
TOTAL SHAREHOLDERS’ EQUITY	1,883,755	1,844,520
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,185,474	$3,175,544
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$100,807	$92,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	6,486	5,924
Amortization of intangibles	10,203	7,600
(Recovery of) provision for losses on accounts receivable	(1,671)	1,056
Amortization of stock appreciation rights	1,494	1,326
Other share-based compensation expense	1,831	1,675
Changes in operating assets and liabilities, net of acquisitions	(584)	16,587
Other, net	751	1,516
Net Cash provided by Operating Activities	119,317	127,747
Cash Flows from Investing Activities
Net cash paid for acquisitions, net of cash acquired	(2,280)	(10,498)
Capital expenditures	(7,301)	(5,549)
Proceeds from property sales	35	831
Net Cash used in Investing Activities	(9,546)	(15,216)
Cash Flows from Financing Activities
Long-term debt repayments	—	(63)
Purchases of treasury shares	(53,175)	(9,980)
Interest rate swap settlement receipts	2,698	3,738
Dividends paid	(17,383)	(14,218)
Acquisition holdback payments	(1,210)	(1,210)
Taxes paid for shares withheld	(9,495)	(12,314)
Net Cash used in Financing Activities	(78,565)	(34,047)
Effect of Exchange Rate Changes on Cash	(907)	(581)
Increase in Cash and Cash Equivalents	30,299	77,903
Cash and Cash Equivalents at Beginning of Period	388,417	460,617
Cash and Cash Equivalents at End of Period	$418,716	$538,520
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended September 30, 2025	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2025	37,868	$10,000	$198,970	$2,447,931	$(720,695)	$(91,686)	$1,844,520
Net income				100,807			100,807
Other comprehensive loss						(1,889)	(1,889)
Purchases of common stock for treasury	(204)				(53,566)		(53,566)
Treasury shares issued for:
Exercise of stock appreciation rights	15		(1,098)		(1,270)		(2,368)
Performance share awards	25		(1,942)		(2,905)		(4,847)
Restricted stock units	14		(1,013)		(1,132)		(2,145)
Compensation expense — stock appreciation rights			1,494				1,494
Other share-based compensation expense			1,831				1,831
Other	—		(1)	53	(134)		(82)
Balance at September 30, 2025	37,718	$10,000	$198,241	$2,548,791	$(779,702)	$(93,575)	$1,883,755

For the Period Ended September 30, 2024	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2024	38,409	$10,000	$193,778	$2,121,838	$(559,269)	$(77,566)	$1,688,781
Net income				92,063			92,063
Other comprehensive loss						(8,942)	(8,942)
Cash dividends — $0.37 per share				(9)			(9)
Purchases of common stock for treasury	(52)				(10,479)		(10,479)
Treasury shares issued for:
Exercise of stock appreciation rights	19		(1,106)		(1,339)		(2,445)
Performance share awards	34		(2,213)		(3,294)		(5,507)
Restricted stock units	37		(2,123)		(2,136)		(4,259)
Compensation expense — stock appreciation rights			1,326				1,326
Other share-based compensation expense			1,675				1,675
Other	(1)		(12)	(24)	(91)		(127)
Balance at September 30, 2024	38,446	$10,000	$191,325	$2,213,868	$(576,608)	$(86,508)	$1,752,077

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of September 30, 2025, and the results of its operations and its cash flows for the three month periods ended September 30, 2025 and 2024, have been included. The condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.
Operating results for the three month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2026.
Inventory
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $2,622 and $1,976 in the three months ended September 30, 2025 and 2024, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
Reportable Segments
The Company's reportable segments are: Service Center and Engineered Solutions. These reportable segments contain the Company's various operating segments which are aggregated based upon similar economic and operating characteristics. The Service Center segment operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of motion control infrastructure and production equipment. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment. The Engineered Solutions segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies; engineered flow control products and services; and advanced automation solutions including machine vision, robotics, motion control, and smart technologies. See Note 9 for further details.
Recently Issued Accounting Guidance
In September 2025, the Financial Accounting Standards Board ("FASB") issued its final accounting standard updated ("ASU") which amends certain aspects of existing guidance on the accounting for and disclosure of software costs This standard, issued as ASU 2025-06, removes all references to project stages throughout existing accounting literature and clarifies the threshold entities apply to begin capitalizing costs. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impacts of this guidance on its financial statements and related disclosures.
In July 2025, the FASB issued its final standard which amends the guidance on the measurement of credit losses for accounts receivable and contract assets. This standard, issued as ASU 2025-05, provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation of expected credit losses to reflect current conditions. The amendments will be effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impacts of this guidance on its financial statements and related disclosures.
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
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three months ended September 30, 2025 and 2024. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Three Months Ended September 30,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$656,804	$399,683	$1,056,487	$625,682	$331,551	$957,233
Canada	75,317	—	75,317	71,476	—	71,476
Other countries	50,353	17,366	67,719	52,581	17,654	70,235
Total	$782,474	$417,049	$1,199,523	$749,739	$349,205	$1,098,944

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
General Industry	34.4%	42.5%	37.1%	35.2%	39.0%	36.4%
Industrial Machinery	7.9%	24.0%	13.5%	8.1%	22.6%	12.5%
Food	15.9%	2.6%	11.3%	15.3%	3.1%	11.5%
Metals	11.5%	7.1%	10.0%	11.2%	8.2%	10.3%
Forest Products	11.8%	2.1%	8.4%	11.8%	3.2%	9.2%
Chem/Petrochem	2.7%	13.0%	6.3%	2.9%	16.2%	6.9%
Cement & Aggregate	7.6%	1.2%	5.4%	7.3%	1.3%	5.5%
Transportation	3.5%	5.2%	4.1%	3.8%	4.7%	4.1%
Oil & Gas	4.7%	2.3%	3.9%	4.4%	1.7%	3.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2025 and 2024:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Power Transmission	37.5%	8.6%	27.5%	37.9%	11.0%	29.7%
General MRO & Other	22.3%	25.0%	23.2%	22.2%	18.1%	20.8%
Fluid Power	14.3%	37.7%	22.4%	13.9%	33.8%	20.0%
Bearings, Linear & Seals	25.9%	0.3%	17.0%	26.0%	0.5%	18.2%
Specialty Flow Control	—%	28.4%	9.9%	—%	36.6%	11.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Contract Assets and Liabilities
Depending on the terms of the contracts with certain customers, the Company may receive payments from customers before the goods or services are delivered, typically as down payments for products to be delivered in the future. These amounts are recorded as contract liabilities (deferred revenue), as the performance obligations have not yet been satisfied. The Company’s contract assets consist of unbilled amounts resulting from contracts for which revenue is recognized over time using the cost-to-cost method, and for which revenue recognized exceeds the amount billed to the customer.
Activity related to contract assets and contract liabilities, which are included in other current assets and other current liabilities on the condensed consolidated balance sheet, is as follows:

	September 30, 2025	June 30, 2025	$ Change	% Change
Contract assets	$12,283	$11,659	$624	5.4%
Contract liabilities	28,748	29,244	(496)	(1.7)%
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Hydradyne Acquisition
Cash and cash equivalents	$13,332
Accounts receivable	42,852
Inventories	44,085
Other current assets	1,001
Property, net	6,483
Operating lease assets	52,257
Identifiable intangible assets	126,050
Goodwill	67,345
Other assets	111
Total assets acquired	$353,516
Accounts payable and accrued liabilities	15,506
Other current liabilities	4,546
Other liabilities	51,328
Net assets acquired	$282,136
The acquired goodwill is expected to be deductible for income tax purposes.
Net sales and net income from the Hydradyne acquisition included in the Company's results for the three months ended September 30, 2025 are $66,595 and $4,353, respectively.
The following unaudited pro forma consolidated results of operations are prepared as if the Hydradyne acquisition (including the related acquisition costs) occurred at the beginning of fiscal 2024:

Three Months Ended
September 30,
Pro forma	2024
Sales	$1,167,505
Net income	94,086
Diluted net income per share	$2.42
The pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets were applied as of July 1, 2023. Additional amortization of $2,737 is included in the pro forma results for the three months ended September 30, 2024. In addition, a pro forma adjustment of $2,761 for the three months ended September 30, 2024 was made for interest income that would not have been earned as a result of the cash used for the acquisition. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Hydradyne; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred as of the date indicated or that may result in the future.
Other Fiscal 2025 Acquisitions
On May 1, 2025, the Company acquired substantially all of the net assets of IRIS Factory Automation (IRIS), an Aurora, Illinois provider of automation products, services, and turn-key productized solutions focused on optimizing material handling and traceability workflows across production environments. IRIS is included in the Engineered Solutions segment. The purchase price for IRIS was $14,696, net tangible assets acquired were $145, identifiable intangible assets were $7,810, and goodwill was $6,741; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment.
On August 1, 2024, the Company acquired substantially all of the net assets of Total Machine Solutions (TMS), a Fairfield, New Jersey based provider of electrical and mechanical power transmission products and solutions including

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
bearings, drives, motors, conveyor components, and related repair services. TMS is included in the Service Center segment. The purchase price for TMS was $6,025, net tangible assets acquired were $1,115, identifiable intangible assets were $2,738 and goodwill was $2,172 based upon estimated fair values at the acquisition date.
On August 1, 2024, the Company acquired 100% of the outstanding shares of Stanley Proctor, a Twinsburg, Ohio based provider of hydraulic, pneumatic, measurement, control, and instrumentation components, as well as fluid power engineered systems. Stanley Proctor is included in the Engineered Solutions segment. The purchase price for Stanley Proctor was $3,924, net tangible assets acquired were $362, identifiable intangible assets were $1,725 and goodwill was $1,837 based upon estimated fair values at the acquisition date.
For all other fiscal 2025 acquisitions, the Company funded the acquisitions using available cash and the results of operations for the acquired entities are not material in relation to the Company's consolidated financial statements.
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center segment and the Engineered Solutions segment for the fiscal year ended June 30, 2025 and the three month period ended September 30, 2025 are as follows:

	Service Center	Engineered Solutions	Total
Balance at June 30, 2024	$219,574	$399,821	$619,395
Goodwill acquired during the year	2,262	77,847	80,109
Other, primarily currency translation	(130)	—	(130)
Balance at June 30, 2025	221,706	477,668	699,374
Goodwill acquired during the period	507	281	788
Other, primarily currency translation	(300)	—	(300)
Balance at September 30, 2025	$221,913	$477,949	$699,862
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2025. Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2025, therefore no impairment exists.
At September 30, 2025 and June 30, 2025, accumulated goodwill impairment losses subsequent to fiscal 2002 totaled $64,794 related to the Service Center segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2025	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$511,125	$241,320	$269,805
Trade names	108,349	43,430	64,919
Other	6,902	2,731	4,171
Total Identifiable Intangibles	$626,376	$287,481	$338,895

June 30, 2025	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$510,834	$233,392	$277,442
Trade names	108,344	41,585	66,759
Other	6,902	2,503	4,399
Total Identifiable Intangibles	$626,080	$277,480	$348,600
Amounts include the impact of foreign currency translation. Fully amortized finite-lived identifiable intangible assets are written off in the period when they become fully amortized.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
During the three month period ended September 30, 2025, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$507	20.0
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of September 30, 2025) for the next five years is as follows: $29,500 for the remainder of 2026, $37,000 for 2027, $34,600 for 2028, $32,500 for 2029, $30,500 for 2030 and $28,400 for 2031.
5.     DEBT
A summary of long-term debt, including the current portion, follows:

	September 30, 2025	June 30, 2025
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Total debt	$572,300	$572,300
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500,000. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515,748 and $515,791 at September 30, 2025 and June 30, 2025, respectively, and is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $252 and $209 at September 30, 2025 and June 30, 2025, respectively, to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.06% and 5.23% as of September 30, 2025 and June 30, 2025, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5,336 as of September 30, 2025 and June 30, 2025, to secure certain insurance obligations.
On October 24, 2025, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The new revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800,000. The new revolving credit facility also provides for a $25,000 sublimit for swing line loans and a $50,000 sublimit for letters of credit.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250,000 and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of September 30, 2025 and June 30, 2025 was 5.06% and 5.32%, respectively. On July 10, 2025, the Company amended the AR Securitization Facility and extended the term to July 10, 2028.

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
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.48% as of September 30, 2025 and June 30, 2025. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $2,974 and $5,503 as of September 30, 2025 and June 30, 2025, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive loss, before tax, to interest (income) expense, net was income of $3,734 and $4,691 for the three months ended September 30, 2025 and 2024, respectively.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at September 30, 2025 and June 30, 2025 totaled $27,620 and $25,628, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy). In addition, the Company holds Corporate-Owned Life Insurance (COLI) policies on certain retired employees, which are valued at the cash surrender value of the policies (Level 3 in the fair value hierarchy). The fair value of the COLI policies totaled $20,947 and $20,817, at September 30, 2025 and June 30, 2025, respectively, and are included in other assets on the condensed consolidated balance sheets.
As of September 30, 2025 and June 30, 2025, the Company had no fixed interest rate debt outstanding.
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy). The carrying value of our cash and cash equivalents, trade accounts receivable, and accounts payable, approximate fair value because of the short-term maturity of these financial instruments.
8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2025
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at June 30, 2025	$(97,216)	$(438)	$5,968	$(91,686)
Other comprehensive income	809	—	142	951
Amounts reclassified from accumulated other comprehensive (loss) income	(11)	1	(2,830)	(2,840)
Net current-period other comprehensive income (loss)	798	1	(2,688)	(1,889)
Balance at September 30, 2025	$(96,418)	$(437)	$3,280	$(93,575)

	Three Months Ended September 30, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at June 30, 2024	$(95,566)	$(391)	$18,391	$(77,566)
Other comprehensive loss	(2,256)	—	(3,141)	(5,397)
Amounts reclassified from accumulated other comprehensive loss	—	(3)	(3,542)	(3,545)
Net current-period other comprehensive loss	(2,256)	(3)	(6,683)	(8,942)
Balance at September 30, 2024	$(97,822)	$(394)	$11,708	$(86,508)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive Loss
Details of other comprehensive loss are as follows:

	Three Months Ended September 30,
	2025			2024
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$809	$11	$798	$(2,266)	$(10)	$(2,256)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	4	3	1	(5)	(2)	(3)
Unrealized gain (loss) on cash flow hedge	188	46	142	(4,159)	(1,018)	(3,141)
Reclassification of interest from cash flow hedge into interest (income) expense, net	(3,734)	(904)	(2,830)	(4,691)	(1,149)	(3,542)
Other comprehensive loss	$(2,733)	$(844)	$(1,889)	$(11,121)	$(2,179)	$(8,942)
Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2025 and September 30, 2024, stock options and stock appreciation rights related to 77 and 87 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
9.    SEGMENT INFORMATION
The Company's reportable segments are: Service Center and Engineered Solutions. These reportable segments contain the Company's various operating segments which have been aggregated based upon similar economic and operating characteristics. The Service Center segment operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of production equipment and motion control infrastructure. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment. The Engineered Solutions segment includes our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, engineered flow control products and services, and automation technologies. The accounting policies of the Company’s reportable segments are as described in Note 1.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Three Months Ended September 30, 2025	Service Center	Engineered Solutions	Total
Total sales	$783,848	$433,573	$1,217,421
Less: Inter-segment sales¹	1,374	16,524	17,898
Net sales	$782,474	$417,049	$1,199,523
Less segment expenses:
Cost of sales	556,201	281,893
Selling, distribution, and administrative expense, including depreciation²	122,220	89,296
Segment operating income	$104,053	$45,860	$149,913
Corporate & other expense, net			20,883
Interest expense, net			993
Other income, net			(548)
Income before income taxes			$128,585

Three Months Ended September 30, 2024	Service Center	Engineered Solutions	Total
Total sales	$750,345	$361,898	$1,112,243
Less: Inter-segment sales¹	606	12,693	13,299
Net sales	$749,739	$349,205	$1,098,944
Less segment expenses:
Cost of sales	536,073	237,789
Selling, distribution, and administrative expense, including depreciation²	119,840	70,070
Segment operating income	$93,826	$41,346	$135,172
Corporate & other expense, net			22,000
Interest expense, net			(627)
Other income, net			(2,281)
Income before income taxes			$116,080
¹The Company accounts for inter-segment sales using market rates.
²Amortization of intangibles is recorded within selling, distribution, and administrative expense, and therefore included in segment operating income for all periods presented.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of supplemental segment financial information is as follows:

Three Months Ended	Service Center	Engineered Solutions	Total
September 30, 2025
Assets used in the business	$1,785,052	$1,400,422	$3,185,474
Depreciation and amortization of property	4,235	2,251	6,486
Amortization of intangibles	730	9,473	10,203
Capital expenditures	6,328	973	7,301

September 30, 2024
Assets used in the business	$1,894,467	$1,108,744	$3,003,211
Depreciation and amortization of property	4,419	1,505	5,924
Amortization of intangibles	802	6,798	7,600
Capital expenditures	4,435	1,114	5,549
10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended
	September 30,
	2025	2024
Unrealized (gain) loss on assets held in rabbi trust for a non-qualified deferred compensation plan	$(1,450)	$(1,207)
Foreign currency transaction losses (gains)	1,019	(886)
Net other periodic post-employment costs	26	36
Life insurance income, net	(130)	(119)
Other, net	(13)	(105)
Total other income, net	$(548)	$(2,281)
11.    SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to September 30, 2025 through the date the financial statements were issued. See Note 5 - Debt for subsequent events disclosures

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of fiscal 2026, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Singapore, and Costa Rica from 594 facilities.
The following is Management's Discussion and Analysis of significant factors which affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the stock keeping units ("SKUs") we sell in any given period may not necessarily be sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Overview
Consolidated sales for the quarter ended September 30, 2025 increased $100.6 million or 9.2% compared to the prior year quarter, with acquisitions increasing sales by $69.7 million or 6.3% and unfavorable foreign currency translation of $0.9 million reducing sales by 0.1%. Operating margin was 10.8% of sales for the quarter ended September 30, 2025 compared to 10.3% of sales for the same quarter in the prior year. Net income of $100.8 million increased 9.5% compared to the prior year quarter.
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
Through August 2025, the MCU index declined slightly since June 2025 while the IP index increased slightly since June 2025. The ISM PMI registered 49.1 in September 2025, up slightly from the June 2025 reading of 49.0. The indices available for the months during the current quarter, along with the indices for the prior fiscal year end, were as follows:

	Index Reading
Month	MCU	PMI	IP
September 2025¹	—	49.1	—
August 2025	76.8	48.7	100.3
July 2025	76.7	48.0	100.0
June 2025	76.8	49.0	100.1
¹Due to the U.S. government shutdown, the September MCU and IP indices were not available.

The number of Company employees was 6,794 at September 30, 2025, 6,837 at June 30, 2025, and 6,549 at September 30, 2024. The number of operating facilities totaled 594 at September 30, 2025, 596 at June 30, 2025 and 593 at September 30, 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 2025 and 2024
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2025	2024
Net sales	100.0%	100.0%	9.2%
Gross profit	30.1%	29.6%	11.2%
Selling, distribution & administrative expense	19.4%	19.3%	9.7%
Operating income	10.8%	10.3%	14.0%
Net income	8.4%	8.4%	9.5%
During the quarter ended September 30, 2025, sales increased $100.6 million or 9.2% compared to the prior year quarter, with sales from acquisitions adding $69.7 million or 6.3% and unfavorable foreign currency translation accounting for a decrease of $0.9 million or 0.1%. There were 64 selling days in both the quarter ended September 30, 2025 and September 30, 2024. Excluding the impact of businesses acquired and foreign currency translation, sales were up $31.8 million or 3.0% during the quarter due to higher demand in the Service Center segment due to firming technical MRO demand and stronger price contribution.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
Service Center	$782.4	$749.7	$32.7	$0.5	$(0.9)	$33.1
Engineered Solutions	417.1	349.2	67.9	69.2	—	(1.3)
Total	$1,199.5	$1,098.9	$100.6	$69.7	$(0.9)	$31.8
Sales from our Service Center segment, which operates primarily in MRO markets, increased $32.7 million or 4.4%. Acquisitions within this segment increased sales by $0.5 million or 0.1%. Unfavorable foreign currency translation reduced sales by $0.9 million or 0.1%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $33.1 million or 4.4%, driven by firming technical MRO demand.

Sales from our Engineered Solutions segment increased $67.9 million or 19.4%. Acquisitions within this segment increased sales by $69.2 million or 19.8%. Excluding the impact of businesses acquired, sales decreased $1.3 million or 0.4%, driven primarily due to the timing of project-related shipments.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Three Months Ended September 30,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2025	2024		Acquisitions
United States	$1,056.5	$957.2	$99.3	$69.7	$—	$29.6
Canada	75.3	71.5	3.8	—	(0.7)	4.5
Other countries	67.7	70.2	(2.5)	—	(0.2)	(2.3)
Total	$1,199.5	$1,098.9	$100.6	$69.7	$(0.9)	$31.8
Sales in our U.S. operations increased $99.3 million or 10.4%, as acquisitions added $69.7 million or 7.3%. Excluding the impact of businesses acquired, sales in the United States were up $29.6 million or 3.1% due to higher demand in the Service Center segment. Sales in Canada increased $3.8 million or 5.4%. Unfavorable foreign currency translation decreased Canadian sales by $0.7 million or 0.9%. Excluding the impact of foreign currency translation, Canadian sales were up $4.5 million or 6.3% due to higher demand in the Service Center segment. Sales in other countries decreased $2.5 million or 3.6% from the prior year quarter. Unfavorable foreign currency translation of $0.3 million or 0.4%. Excluding the impact of foreign currency translation, sales in other countries were down $2.3 million or 3.2% due primarily to lower demand in Mexico.
Our gross profit margin was 30.1% in the quarter ended September 30, 2025 compared to 29.6% in the prior period. The gross profit margin for the current year period was positively impacted by 34 basis points from recent acquisitions and solid channel execution.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended September 30,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
SD&A	$232.4	$211.9	$20.5	$19.3	$(0.2)	$1.4
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility related expenses and expenses incurred in acquiring businesses. SD&A was 19.4% of sales in the quarter ended September 30, 2025 compared to 19.3% in the prior year quarter, an increase of $20.5 million or 9.7% compared to the prior year quarter. SD&A from businesses acquired added $19.3 million or 9.1%, including $3.1 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates had the effect of decreasing SD&A during the quarter ended September 30, 2025 by $0.2 million or 0.1% compared to the prior year quarter. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $1.4 million or 0.7% during the quarter ended September 30, 2025 compared to the prior year quarter primarily due to higher compensation costs.
Operating income increased $15.9 million or 14.0%, to $129.0 million in the current year quarter from $113.2 million during prior year quarter, and as a percent of sales increased to 10.8% from 10.3% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center segment increased to 13.3% in the current year quarter from 12.5% in the prior year quarter. Operating income as a percentage of sales for the Engineered Solutions segment decreased to 11.0% in the current year quarter from 11.8% in the prior year quarter.
The Company had net interest expense in the current year quarter of $1.0 million compared to net interest income of $0.6 million in the prior year quarter.
Other income, net, which represents certain non-operating items of income and expense, was income of $0.5 million in the current year quarter compared to income of $2.3 million in the prior year quarter. Current quarter income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.5 million, offset by foreign currency transaction losses of $1.0 million. Other income, net in the prior year quarter consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.2 million and foreign currency transaction gains of $0.9 million.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The effective income tax rate was 21.6% for the quarter ended September 30, 2025 compared to 20.7% for the quarter ended September 30, 2024. The increase in the effective tax rate over the prior year is primarily due to a decrease in compensation-related deductions during the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024. We expect our full year tax rate for fiscal 2026 to be in the 23.0% to 24.0% range.
As a result of the factors addressed above, net income for the quarter ended September 30, 2025 increased $8.7 million or 9.5% compared to the prior year quarter. Diluted net income per share was $2.63 per share for the quarter ended September 30, 2025 compared to $2.36 per share in the prior year quarter, an increase of 11.4%.
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, as amended, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, during the three months ended September 30, 2025, the Company evaluated all deferred tax balances under the newly enacted tax law and identified any other changes required to its financial statements as a result of the OBBBA. The provisions of the OBBBA did not have a material impact to our income tax expense or effective tax rate. We expect the provisions of the OBBBA to result in a reduction to our cash tax payments for our fiscal year ended June 30, 2026. The Company will continue to evaluate the impact of the OBBBA as additional guidance becomes available.
Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. We had total debt obligations outstanding of $572.3 million at both September 30, 2025 and June 30, 2025. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at September 30, 2025 was $1,267.5 million, compared to $1,221.3 million at June 30, 2025. The current ratio was 3.5 to 1 at September 30, 2025 and 3.3 to 1 at June 30, 2025.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2025	2024
Operating Activities	$119,317	$127,747
Investing Activities	(9,546)	(15,216)
Financing Activities	(78,565)	(34,047)
Exchange Rate Effect	(907)	(581)
Increase in Cash and Cash Equivalents	$30,299	$77,903
The decrease in cash provided by operating activities during the three months ended September 30, 2025 from the prior period is driven by a reduction in cash flows generated from working capital of $17.2 million, offset by improved operating results. The change in working capital year over year reflects modest increase in working capital in the current year quarter of $0.6 million as compared to working capital improvements generated in the prior year quarter of $16.6 million.
Net cash used in investing activities during the three months ended September 30, 2025 decreased from the prior period primarily due to $2.3 million used for acquisitions in the current year quarter compared to $10.5 million used for acquisitions in the prior year quarter.
Net cash used in financing activities during the three months ended September 30, 2025 increased from the prior quarter primarily due to $53.2 million used to repurchase 204,136 shares of common stock in the current year quarter compared to $10.0 million used to repurchase 52,000 shares of common stock in the prior year quarter.
Share Repurchases

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. At September 30, 2025, we had authorization to repurchase 1,095,864 shares. During the three months ended September 30, 2025, we purchased 204,136 shares of the Company's common stock on the open market at an average price per share of $260.49. During the three months ended September 30, 2024, we purchased 52,000 shares of the Company's common stock on the open market at an average price per share of $191.92.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	September 30, 2025	June 30, 2025
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Total debt	$572,300	$572,300
Revolving Credit Facility & Term Loan
In December 2021, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $500.0 million. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515.7 million and $515.8 million at September 30, 2025 and June 30, 2025, respectively, and is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $0.3 million and $0.2 million at September 30, 2025 and June 30, 2025, respectively, to secure certain insurance obligations. The interest rate on the revolving credit facility was 5.06% and 5.23% as of September 30, 2025 and June 30, 2025, respectively.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million as of September 30, 2025 and June 30, 2025, to secure certain insurance obligations.
On October 24, 2025, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The new revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800.0 million. The new revolving credit facility also provides for a $25.0 million sublimit for swing line loans and a $50.0 million sublimit for letters of credit.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the “AR Securitization Facility”). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250.0 million and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of September 30, 2025 and June 30, 2025 was 5.06% and 5.32%, respectively. On July 10, 2025, the Company amended the AR Securitization Facility and extended the term to July 10, 2028.
In 2019, the Company entered into an interest rate swap that expires in January 2026, which mitigates variability in forecasted interest payments on $384.0 million of the Company’s U.S. dollar-denominated unsecured variable rate debt. For more information, see Note 6, Derivatives, to the condensed consolidated financial statements, included in Item 1 under the caption “Notes to Condensed Consolidated Financial Statements.”
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2025, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined in these

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

agreements). At September 30, 2025, the Company's net indebtedness was less than 0.4 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). The Company was in compliance with all financial covenants at September 30, 2025.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts in thousands):

	September 30,	June 30,
	2025	2025
Accounts receivable, gross	$767,243	$786,161
Less: allowance for doubtful accounts	13,800	16,462
Accounts receivable, net	$753,443	$769,699
Allowance for doubtful accounts, % of gross receivables	1.8%	2.1%

	Three Months Ended September 30,
	2025	2024
(Recovery of) provision for losses on accounts receivable	$(1,671)	$1,056
Provision as a % of net sales	(0.14)%	0.10%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's operations.
On a consolidated basis, DSO was 56.5 at September 30, 2025 compared to 56.6 at June 30, 2025. As of September 30, 2025, 1.7% of our accounts receivable balances are more than 90 days past due, compared to 2.1% at June 30, 2025. On an overall basis, we generated net recoveries on previously provisioned losses on uncollected receivables representing (0.14)% of our sales in the three months ended September 30, 2025, compared to provision for losses of 0.10% of sales for the three months ended September 30, 2024. This change is primarily in the U.S. operations of the Service Center segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.3 for the period ended September 30, 2025 and 4.4 for the period ended June 30, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Statement Under Private Securities Litigation Reform Act
Management’s Discussion and Analysis contains statements that are forward-looking based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “guidance”, “expect”, “believe”, “plan”, “intend”, “will”, “should”, “could”, “would”, “anticipate”, “estimate”, “forecast”, “may”, "optimistic" and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995, as amended, and by the Securities and Exchange Commission in its rules, regulations and releases.
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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
On December 31, 2024, the Company completed the acquisition of Hydradyne, LLC (Hydradyne). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of September 30, 2025 did not include the internal control over financial reporting of Hydradyne. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include Hydradyne's operations.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Applied's repurchases of its common stock in the fiscal quarter ended September 30, 2025.

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2025 to July 31, 2025	110,000	$256.78	110,000	1,190,000
August 1, 2025 to August 31, 2025	90,401	$264.86	90,401	1,099,599
September 1, 2025 to September 30, 2025	3,735	$263.87	3,735	1,095,864
Total	204,136	$260.49	204,136	1,095,864

(1)During the quarter the Company purchased 532 shares in connection with the Deferred Compensation Plan.
(2)On April 29, 2025, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock, replacing the August 9, 2022 authorization. Applied publicly announced the new authorization on May 1, 2025. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 5.     Other Information
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

4.18
Amendment No. 3 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty dated as of August 4, 2023 among AIT Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, Applied Industrial Technologies, Inc., as initial servicer, PNC Capital Markets LLC, as structuring agent, and the additional persons from time to time party thereto, as lenders (filed as Exhibit 10.1 to Applied’s Form 8-K filed August 9, 2023, SEC File No. 1-2299, and incorporated here by reference).

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

4.22
Credit Agreement dated as of October 24, 2025, among Applied Industrial Technologies, Inc., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2025, SEC File No. 1-2299, and incorporated here by reference).

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

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 28, 2025	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 28, 2025	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer