Form 10-Q
period 2025-12-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2026-01-27
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2025

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

There were 37,302,440 (no par value) shares of common stock outstanding on January 16, 2026.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$1,163,023	$1,073,001	$2,362,546	$2,171,945
Cost of sales	809,689	744,951	1,647,783	1,518,813
Gross profit	353,334	328,050	714,763	653,132
Selling, distribution and administrative expense, including depreciation	230,125	207,180	462,524	419,090
Operating income	123,209	120,870	252,239	234,042
Interest expense (income), net	942	(936)	1,935	(1,563)
Other income, net	(505)	(755)	(1,053)	(3,036)
Income before income taxes	122,772	122,561	251,357	238,641
Income tax expense	27,423	29,271	55,201	53,288
Net income	$95,349	$93,290	$196,156	$185,353
Net income per share - basic	$2.54	$2.43	$5.21	$4.83
Net income per share - diluted	$2.51	$2.39	$5.14	$4.76

Weighted average common shares outstanding for basic computation	37,595	38,427	37,676	38,413
Dilutive effect of potential common shares	460	536	485	543
Weighted average common shares outstanding for diluted computation	38,055	38,963	38,161	38,956
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net income per the condensed statements of consolidated income	$95,349	$93,290	$196,156	$185,353

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	3,777	(18,594)	4,586	(20,860)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost, net, into other income, net and included in net periodic pension costs	2	(8)	6	(13)
Unrealized gain (loss) on cash flow hedge	74	3,188	262	(971)
Reclassification of interest from cash flow hedge into interest expense (income), net	(3,419)	(4,091)	(7,153)	(8,782)
Total other comprehensive income (loss), before tax	434	(19,505)	(2,299)	(30,626)
Income tax benefit related to items of other comprehensive loss	(810)	(179)	(1,654)	(2,358)
Other comprehensive income (loss), net of tax	1,244	(19,326)	(645)	(28,268)
Comprehensive income, net of tax	$96,593	$73,964	$195,511	$157,085
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	December 31, 2025	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$405,986	$388,417
Accounts receivable, net	706,902	769,699
Inventories	529,003	505,337
Other current assets	106,568	84,020
Total current assets	1,748,459	1,747,473
Property, less accumulated depreciation of $265,192 and $256,016	129,531	128,154
Operating lease assets, net	181,831	188,654
Identifiable intangibles, net	328,787	348,600
Goodwill	701,422	699,374
Other assets	69,292	63,289
TOTAL ASSETS	$3,159,322	$3,175,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$258,235	$280,124
Compensation and related benefits	84,396	99,630
Other current liabilities	132,851	146,397
Total current liabilities	475,482	526,151
Long-term debt	572,300	572,300
Other liabilities	237,132	232,573
TOTAL LIABILITIES	1,284,914	1,331,024
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	200,168	198,970
Retained earnings	2,626,827	2,447,931
Treasury shares—at cost (16,829 and 16,345 shares, respectively)	(870,256)	(720,695)
Accumulated other comprehensive loss	(92,331)	(91,686)
TOTAL SHAREHOLDERS’ EQUITY	1,874,408	1,844,520
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,159,322	$3,175,544
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$196,156	$185,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	13,076	11,850
Amortization of intangibles	20,329	15,167
(Recovery of) provision for losses on accounts receivable	(240)	3,605
Amortization of stock appreciation rights	2,887	2,453
Other share-based compensation expense	3,280	3,101
Changes in operating assets and liabilities, net of acquisitions	(26,230)	1,451
Other, net	9,718	(96)
Net Cash provided by Operating Activities	218,976	222,884
Cash Flows from Investing Activities
Net cash paid for acquisitions, net of cash acquired	(2,425)	(273,142)
Capital expenditures	(13,578)	(10,746)
Proceeds from property sales	642	922
Net Cash used in Investing Activities	(15,361)	(282,966)
Cash Flows from Financing Activities
Long-term debt repayments	—	(25,106)
Interest rate swap settlement receipts	5,083	6,797
Payment of debt issuance costs	(1,611)	—
Purchases of treasury shares	(143,401)	(30,084)
Dividends paid	(34,723)	(28,469)
Acquisition holdback payments	(1,210)	(1,210)
Exercise of stock appreciation rights and options	(1)	—
Taxes paid for shares withheld	(11,191)	(13,037)
Net Cash used in Financing Activities	(187,054)	(91,109)
Effect of Exchange Rate Changes on Cash	1,008	(5,985)
Increase (Decrease) in Cash and Cash Equivalents	17,569	(157,176)
Cash and Cash Equivalents at Beginning of Period	388,417	460,617
Cash and Cash Equivalents at End of Period	$405,986	$303,441
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended December 31, 2025	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2025	37,868	$10,000	$198,970	$2,447,931	$(720,695)	$(91,686)	$1,844,520
Net income				100,807			100,807
Other comprehensive loss						(1,889)	(1,889)
Purchases of common stock for treasury	(204)				(53,566)		(53,566)
Treasury shares issued for:
Exercise of stock appreciation rights	15		(1,098)		(1,270)		(2,368)
Performance share awards	25		(1,942)		(2,905)		(4,847)
Restricted stock units	14		(1,013)		(1,132)		(2,145)
Compensation expense — stock appreciation rights			1,494				1,494
Other share-based compensation expense			1,831				1,831
Other			(1)	53	(134)		(82)
Balance at September 30, 2025	37,718	$10,000	$198,241	$2,548,791	$(779,702)	$(93,575)	$1,883,755
Net income				95,349			95,349
Other comprehensive income						1,244	1,244
Cash dividends — $0.46 per share				(17,306)			(17,306)
Purchases of common stock for treasury	(347)				(89,807)		(89,807)
Treasury shares issued for:
Exercise of stock appreciation rights	13		(897)		(764)		(1,661)
Restricted stock units	1		(19)		19		—
Compensation expense — stock appreciation rights			1,393				1,393
Other share-based compensation expense			1,449				1,449
Other	(1)		1	(7)	(2)		(8)
Balance at December 31, 2025	37,384	$10,000	$200,168	$2,626,827	$(870,256)	$(92,331)	$1,874,408

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of December 31, 2025, and the results of its operations and its cash flows for the six month periods ended December 31, 2025 and 2024, have been included. The condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.
Operating results for the six-month period ended December 31, 2025 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2026.
Inventory
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $6,933 and $667 in the three months ended December 31, 2025 and 2024, respectively, and $9,555 and $2,643 in the six months ended December 31, 2025 and 2024, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
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
Recently Issued Accounting Guidance
In December 2025, the Financial Accounting Standards Board ("FASB") issued its final Accounting Standard Update ("ASU") which makes improvements to the Accounting Standards Codification ("ASC") in response to feedback from stakeholders. This standard, issued as ASU 2025-12, specifically updates the Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.
In December 2025, the FASB issued its final ASU which amends and clarifies the interim disclosure requirements associated with ASC Topic 270 - Interim Reporting. This standard, issued as ASU 2025-11, provides clarity about current requirements to help entities determine whether disclosures not specified in ASC 270 should be provided in interim reporting periods. This update is effective for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.
In September 2025, the FASB issued its final ASU which amends certain aspects of existing guidance on the accounting for and disclosure of software costs This standard, issued as ASU 2025-06, removes all references to project stages throughout existing accounting literature and clarifies the threshold entities apply to begin capitalizing costs. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
In July 2025, the FASB issued its final standard which amends the guidance on the measurement of credit losses for accounts receivable and contract assets. This standard, issued as ASU 2025-05, provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation of expected credit losses to reflect current conditions. The amendments will be effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.
In November 2024, the FASB issued its final standard on the Disaggregation of Income Statement Expenses (DISE). This standard, issued as ASU 2024-03, requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.
In December 2023, the FASB issued its final standard to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures and expects the standard will only impact its income taxes disclosures with no material effect to the consolidated financial statements.
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and six months ended December 31, 2025 and 2024. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Three Months Ended December 31,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$625,157	$398,893	$1,024,050	$599,801	$329,748	$929,549
Canada	74,528	—	74,528	77,777	—	77,777
Other countries	47,638	16,807	64,445	46,249	19,426	65,675
Total	$747,323	$415,700	$1,163,023	$723,827	$349,174	$1,073,001

	Six Months Ended December 31,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$1,281,961	$798,576	$2,080,537	$1,225,483	$661,299	$1,886,782
Canada	149,845	—	149,845	149,253	—	149,253
Other countries	97,991	34,173	132,164	98,830	37,080	135,910
Total	$1,529,797	$832,749	$2,362,546	$1,473,566	$698,379	$2,171,945

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and six months ended December 31, 2025 and 2024:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended December 31,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
General Industry	34.6%	44.7%	38.1%	34.6%	36.6%	35.4%
Industrial Machinery	7.9%	24.7%	13.9%	8.0%	23.0%	12.8%
Food	15.5%	3.1%	11.1%	15.2%	3.9%	11.5%
Metals	11.7%	5.6%	9.5%	10.9%	8.3%	10.0%
Forest Products	11.3%	2.1%	8.0%	12.0%	3.5%	9.2%
Chem/Petrochem	2.5%	11.8%	5.9%	2.9%	17.0%	7.5%
Cement & Aggregate	8.2%	1.4%	5.8%	7.9%	1.6%	5.9%
Transportation	3.5%	4.9%	4.0%	3.5%	4.1%	3.7%
Oil & Gas	4.8%	1.7%	3.7%	5.0%	2.0%	4.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended December 31,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
General Industry	34.4%	43.3%	37.5%	34.8%	37.8%	35.8%
Industrial Machinery	7.9%	25.1%	14.0%	8.0%	22.8%	12.7%
Food	15.7%	3.0%	11.2%	15.3%	3.5%	11.5%
Metals	11.6%	6.4%	9.8%	11.1%	8.2%	10.2%
Forest Products	11.6%	2.1%	8.2%	11.9%	3.4%	9.2%
Chem/Petrochem	2.6%	11.6%	5.8%	2.9%	16.6%	7.2%
Cement & Aggregate	7.9%	1.3%	5.6%	7.6%	1.4%	5.7%
Transportation	3.5%	5.2%	4.1%	3.7%	4.4%	3.9%
Oil & Gas	4.8%	2.0%	3.8%	4.7%	1.9%	3.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Power Transmission	38.1%	8.5%	27.5%	38.0%	10.6%	29.2%
General MRO & Other	22.6%	25.9%	23.8%	22.6%	21.5%	22.1%
Fluid Power	14.4%	35.3%	21.8%	14.2%	32.0%	20.0%
Bearings, Linear & Seals	24.9%	1.5%	16.6%	25.2%	0.4%	17.2%
Specialty Flow Control	—%	28.8%	10.3%	—%	35.5%	11.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Six Months Ended December 31,
	2025			2024
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Power Transmission	37.8%	8.5%	27.5%	38.0%	10.8%	29.4%
General MRO & Other	22.5%	25.5%	23.5%	22.3%	19.9%	21.5%
Fluid Power	14.3%	36.5%	22.1%	14.1%	32.9%	20.0%
Bearings, Linear & Seals	25.4%	0.9%	16.8%	25.6%	0.4%	17.7%
Specialty Flow Control	—%	28.6%	10.1%	—%	36.0%	11.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Activity related to contract assets and contract liabilities, which are included in other current assets and other current liabilities on the condensed consolidated balance sheet, is as follows:

	December 31, 2025	June 30, 2025	$ Change	% Change
Contract assets	$15,074	$11,659	$3,415	29.3%
Contract liabilities	35,297	29,244	6,053	20.7%
The change in balances noted above of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
On January 17, 2026, the Company acquired substantially all the net assets of Thompson Industrial Supply, a California based industrial distributor, for $9.0 million, which will be included in the Service Center segment.
Hydradyne Acquisition
On December 31, 2024, the Company acquired all the membership interests of Hydradyne, LLC (Hydradyne), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price is $282,136, which was funded using available cash. Hydradyne is included in the Engineered Solutions segment.
The following table summarizes the assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values at the acquisition date.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Hydradyne Acquisition
Cash and cash equivalents	$13,146
Accounts receivable	42,436
Inventories	44,085
Other current assets	996
Property, net	6,483
Operating lease assets	52,257
Identifiable intangible assets	126,050
Goodwill	68,217
Other assets	111
Total assets acquired	$353,781
Accounts payable and accrued liabilities	15,771
Other current liabilities	4,546
Other liabilities	51,328
Net assets acquired	$282,136
During the quarter ended December 31, 2025, the Company recorded purchase accounting working capital adjustments related to the Hydradyne acquisition, which decreased the fair value of net tangible assets acquired by $872, and increased goodwill by $872.
The acquired goodwill is expected to be deductible for income tax purposes.
Net sales and net income from the Hydradyne acquisition included in the Company's results are $63,128 and $3,581 for the three months ended December 31, 2025, and $129,723 and $7,934 for the six months ended December 31, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following unaudited pro forma consolidated results of operations are prepared as if the Hydradyne acquisition (including the related acquisition costs) occurred at the beginning of fiscal 2024:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
Pro forma	2024	2024
Sales	$1,133,758	$2,301,263
Net income	95,520	189,609
Diluted net income per share	$2.45	$4.87
The pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets were applied as of July 1, 2023. Additional amortization of $2,736 is included in the pro forma results for the three months ended December 31, 2024, and additional amortization of $5,473 is included in the pro forma results for the six months December 31, 2024. In addition, pro forma adjustments of $2,761 for the three months ended December 31, 2024 and of $5,522 for the six months December 31, 2024 were made for interest income that would not have been earned as a result of the cash used for the acquisition. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Hydradyne; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred as of the date indicated or that may result in the future.
Other Fiscal 2025 Acquisitions
On May 1, 2025, the Company acquired substantially all the net assets of IRIS Factory Automation (IRIS), an Aurora, Illinois provider of automation products, services, and turn-key productized solutions focused on optimizing material handling and traceability workflows across production environments. IRIS is included in the Engineered Solutions segment. The purchase price for IRIS was $14,696, net tangible assets acquired were $145, identifiable intangible assets were $7,810, and goodwill was $6,741; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment.
On August 1, 2024, the Company acquired substantially all the net assets of Total Machine Solutions (TMS), a Fairfield, New Jersey based provider of electrical and mechanical power transmission products and solutions including bearings, drives, motors, conveyor components, and related repair services. TMS is included in the Service Center segment. The purchase price for TMS was $6,025, net tangible assets acquired were $1,115, identifiable intangible assets were $2,738, and goodwill was $2,172 based upon estimated fair values at the acquisition date.
On August 1, 2024, the Company acquired 100% of the outstanding shares of Stanley Proctor, a Twinsburg, Ohio based provider of hydraulic, pneumatic, measurement, control, and instrumentation components, as well as fluid power engineered systems. Stanley Proctor is included in the Engineered Solutions segment. The purchase price for Stanley Proctor was $3,924, net tangible assets acquired were $362, identifiable intangible assets were $1,725, and goodwill was $1,837 based upon estimated fair values at the acquisition date.
For all other fiscal 2025 acquisitions, the Company funded the acquisitions using available cash and the results of operations for the acquired entities are not material in relation to the Company's consolidated financial statements.

4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center segment and the Engineered Solutions segment for the fiscal year ended June 30, 2025 and the six-month period ended December 31, 2025 are as follows:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Service Center	Engineered Solutions	Total
Balance at June 30, 2024	$219,574	$399,821	$619,395
Goodwill acquired during the year	2,262	77,847	80,109
Other, primarily currency translation	(130)	—	(130)
Balance at June 30, 2025	$221,706	$477,668	$699,374
Goodwill acquired during the period	507	1,238	1,745
Other, primarily currency translation	303	—	303
Balance at December 31, 2025	$222,516	$478,906	$701,422
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2025.  Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2025, therefore no impairment exists.
At December 31, 2025 and June 30, 2025, accumulated goodwill impairment losses subsequent to fiscal 2002 totaled $64,794 related to the Service Center segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

December 31, 2025	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$511,352	$249,594	$261,758
Trade names	108,353	45,274	63,079
Other	6,902	2,952	3,950
Total Identifiable Intangibles	$626,607	$297,820	$328,787

June 30, 2025	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$510,834	$233,392	$277,442
Trade names	108,344	41,585	66,759
Other	6,902	2,503	4,399
Total Identifiable Intangibles	$626,080	$277,480	$348,600
Amounts include the impact of foreign currency translation. Fully amortized finite-lived identifiable intangible assets are written off in the period when they become fully amortized.
During the six-month period ended December 31, 2025, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$515	20.0
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of December 31, 2025) for the next five years is as follows: $19,300 for the remainder of 2026, $37,000 for 2027, $34,600 for 2028, $32,500 for 2029, $30,500 for 2030 and $28,500 for 2031.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5.     DEBT
A summary of long-term debt, including the current portion, follows:

	December 31, 2025	June 30, 2025
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Total debt	$572,300	$572,300
Revolving Credit Facility
In October 2025, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for future acquisitions, ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800,000. The new revolving credit facility also provides for a $25,000 sublimit for swing line loans and a $50,000 sublimit for letters of credit. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515,748 at December 31, 2025 and is available to fund future acquisitions or other capital and operating requirements. This amount is net of outstanding letters of credit of $252 at December 31, 2025 to secure certain insurance obligations. The interest rate on the revolving credit facility was 4.52% as of December 31, 2025.
The new credit facility replaced the Company's previous credit facility agreement. Unused lines under the previous facility, net of outstanding letters of credit of $209 to secure certain insurance obligations, totaled $515,791 at June 30, 2025, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 5.23% as of June 30, 2025.
The Company paid $1,611 of debt issuance costs related to the new revolving credit facility in the three months ended December 31, 2025, which are included in other current assets and other assets on the condensed consolidated balance sheet as of December 31, 2025 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under ASC Topic 470 - Debt. As a result of this analysis, $47 of unamortized debt issuance costs were expensed and included within interest expense, net on the condensed statements of consolidated income in the three months ended December 31, 2025, and $804 of unamortized debt issuance costs were rolled forward into the new credit facility and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5,336 as of December 31, 2025 and June 30, 2025, to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the "AR Securitization Facility"). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250,000 and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of December 31, 2025 and June 30, 2025 was 4.63% and 5.32%, respectively. On July 10, 2025, the Company amended the AR Securitization Facility and extended the term to July 10, 2028, with no substantial changes in other terms.

6.     DERIVATIVES
Risk Management Objective of Using Derivatives

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
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.38% as of December 31, 2025 and to a rate of 2.48% as of June 30, 2025. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $657 and $5,503 as of December 31, 2025 and June 30, 2025, respectively, which is included in other current assets and other assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive loss, before tax, to interest (income) expense, net was income of $3,419 and $4,091 for the three months ended December 31, 2025 and 2024, respectively, and $7,153 and $8,782 for the six months ended December 31, 2025 and 2024, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at December 31, 2025 and June 30, 2025 totaled $28,400 and $25,628, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy). In addition, the Company holds Corporate-Owned Life Insurance (COLI) policies on certain retired employees, which are valued at the cash surrender value of the policies (Level 3 in the fair value hierarchy). The fair value of the COLI policies totaled $21,078 and $20,817, at December 31, 2025 and June 30, 2025, respectively, and are included in other assets on the condensed consolidated balance sheets.
As of December 31, 2025 and June 30, 2025, the Company had no fixed interest rate debt outstanding.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended December 31, 2025
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at September 30, 2025	$(96,418)	$(437)	$3,280	$(93,575)
Other comprehensive income	3,776	—	56	3,832
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	(2,590)	(2,588)
Net current-period other comprehensive income (loss)	3,776	2	(2,534)	1,244
Balance at December 31, 2025	$(92,642)	$(435)	$746	$(92,331)

	Three Months Ended December 31, 2024
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at September 30, 2024	$(97,822)	$(394)	$11,708	$(86,508)
Other comprehensive (loss) income	(18,639)	—	2,407	(16,232)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	(3,089)	(3,094)
Net current-period other comprehensive loss	(18,639)	(5)	(682)	(19,326)
Balance at December 31, 2024	$(116,461)	$(399)	$11,026	$(105,834)

	Six Months Ended December 31, 2025
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at June 30, 2025	$(97,216)	$(438)	$5,968	$(91,686)
Other comprehensive income	4,585	—	198	4,783
Amounts reclassified from accumulated other comprehensive (loss) income	(11)	3	(5,420)	(5,428)
Net current-period other comprehensive income (loss)	4,574	3	(5,222)	(645)
Balance at December 31, 2025	$(92,642)	$(435)	$746	$(92,331)

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended December 31,
	2025			2024
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$3,777	$1	$3,776	$(18,594)	$45	$(18,639)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	2	—	2	(8)	(3)	(5)
Unrealized gain on cash flow hedge	74	18	56	3,188	781	2,407
Reclassification of interest from cash flow hedge into interest income, net	(3,419)	(829)	(2,590)	(4,091)	(1,002)	(3,089)
Other comprehensive income (loss)	$434	$(810)	$1,244	$(19,505)	$(179)	$(19,326)

	Six Months Ended December 31,
	2025			2024
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$4,586	$12	$4,574	$(20,860)	$35	$(20,895)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	6	3	3	(13)	(5)	(8)
Unrealized gain (loss) on cash flow hedge	262	64	198	(971)	(237)	(734)
Reclassification of interest from cash flow hedge into interest income, net	(7,153)	(1,733)	(5,420)	(8,782)	(2,151)	(6,631)
Other comprehensive loss	$(2,299)	$(1,654)	$(645)	$(30,626)	$(2,358)	$(28,268)
Anti-dilutive Common Stock Equivalents
In the three month periods ended December 31, 2025 and 2024, stock options and stock appreciation rights related to 68 and 82 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the six month periods ended December 31, 2025 and 2024, stock options and stock appreciation rights related to 68 and 87 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

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

Three Months Ended December 31, 2025	Service Center	Engineered Solutions	Total
Total sales	$748,322	$433,138	$1,181,460
Less: Inter-segment sales¹	999	17,438	18,437
Net sales	$747,323	$415,700	$1,163,023
Less segment expenses:
Cost of sales	529,832	279,857
Selling, distribution, and administrative expense, including depreciation²	123,221	87,962
Segment operating income	$94,270	$47,881	$142,151
Corporate & other expense, net			18,942
Interest expense, net			942
Other income, net			(505)
Income before income taxes			$122,772

Three Months Ended December 31, 2024	Service Center	Engineered Solutions	Total
Total sales	$724,450	$363,005	$1,087,455
Less: Inter-segment sales¹	623	13,831	14,454
Net sales	$723,827	$349,174	$1,073,001
Less segment expenses:
Cost of sales	511,210	233,741
Selling, distribution, and administrative expense, including depreciation²	120,645	66,654
Segment operating income	$91,972	$48,779	$140,751
Corporate & other expense, net			19,881
Interest expense, net			(936)
Other income, net			(755)
Income before income taxes			$122,561

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Six Months Ended December 31, 2025	Service Center	Engineered Solutions	Total
Total sales	$1,532,170	$866,711	$2,398,881
Less: Inter-segment sales¹	2,373	33,962	36,335
Net sales	$1,529,797	$832,749	$2,362,546
Less segment expenses:
Cost of sales	1,086,033	561,750
Selling, distribution, and administrative expense, including depreciation²	245,441	177,258
Segment operating income	$198,323	$93,741	$292,064
Corporate & other expense, net			39,825
Interest expense, net			1,935
Other income, net			(1,053)
Income before income taxes			$251,357

Six Months Ended December 31, 2024	Service Center	Engineered Solutions	Total
Total sales	$1,474,796	$724,902	$2,199,698
Less: Inter-segment sales¹	1,230	26,523	27,753
Net sales	$1,473,566	$698,379	$2,171,945
Less segment expenses:
Cost of sales	1,047,283	471,530
Selling, distribution, and administrative expense, including depreciation²	240,485	136,724
Segment operating income	$185,798	$90,125	$275,923
Corporate & other expense, net			41,881
Interest expense, net			(1,563)
Other income, net			(3,036)
Income before income taxes			$238,641
¹The Company accounts for inter-segment sales using market rates.
²Amortization of intangibles is recorded within selling, distribution, and administrative expense, and therefore included in segment operating income for all periods presented.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of supplemental segment financial information is as follows:

Three Months Ended	Service Center	Engineered Solutions	Total
December 31, 2025
Depreciation and amortization of property	$4,306	$2,284	$6,590
Amortization of intangibles	713	9,413	10,126
Capital expenditures	4,391	1,886	6,277

December 31, 2024
Depreciation and amortization of property	$4,383	$1,543	$5,926
Amortization of intangibles	812	6,755	7,567
Capital expenditures	4,644	553	5,197

Six Months Ended	Service Center	Engineered Solutions	Total
December 31, 2025
Assets used in the business	$1,781,661	$1,377,661	$3,159,322
Depreciation and amortization of property	8,541	4,535	13,076
Amortization of intangibles	1,443	18,886	20,329
Capital expenditures	10,719	2,859	13,578

December 31, 2024
Assets used in the business	$1,588,471	$1,456,170	$3,044,641
Depreciation and amortization of property	8,802	3,048	11,850
Amortization of intangibles	1,614	13,553	15,167
Capital expenditures	9,079	1,667	10,746

10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(492)	$(249)	$(1,942)	$(1,456)
Foreign currency transactions losses (gains)	163	(346)	1,182	(1,232)
Net other periodic post-employment costs	26	36	52	72
Life insurance income, net	(152)	(121)	(282)	(240)
Other, net	(50)	(75)	(63)	(180)
Total other income, net	$(505)	$(755)	$(1,053)	$(3,036)

11.    SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to December 31, 2025 through the date the financial statements were issued. See Note 3 - Business Combinations for subsequent events disclosure.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the second quarter of fiscal 2026, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Singapore, and Costa Rica from 591 facilities.
The following is Management's Discussion and Analysis of significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that the SKUs (Stock Keeping Units) we sell in any given period are not necessarily sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes in product mix and volume.
Overview
Consolidated sales for the quarter ended December 31, 2025 increased $90.0 million or 8.4% compared to the prior year quarter, with acquisitions contributing to sales growth by $64.9 million or 6.0%, including favorable foreign currency translation of $2.2 million or 0.2%. The Company had operating income of $123.2 million, or operating margin of 10.6% of sales for the quarter ended December 31, 2025 compared to an operating income of $120.9 million, or operating margin of 11.3% of sales for the same quarter in the prior year. Net income of $95.3 million increased 2.2% compared to the prior year quarter.
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
Through December 2025, both the MCU and IP indices declined slightly since September 2025. The MCU for December 2025 was 75.6, which is down from the September and June 2025 readings of 75.9 and 76.8, respectively. The ISM PMI registered 47.9 in December 2025, down from the September and June 2025 readings of 49.1 and 49.0, respectively. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	IP
December 2025	75.6	47.9	97.4
November 2025	75.6	48.2	97.2
October 2025	75.4	48.7	96.9
September 2025	75.9	49.1	97.5
June 2025	76.8	49.0	100.1

The number of Company employees was 6,794 at December 31, 2025, 6,837 at June 30, 2025, and 6,916 at December 31, 2024. The number of operating facilities totaled 591 at December 31, 2025, 596 at June 30, 2025, and 624 at December 31, 2024.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended December 31, 2025 and 2024
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2025	2024
Net sales	100.0%	100.0%	8.4%
Gross profit	30.4%	30.6%	7.7%
Selling, distribution & administrative expense	19.8%	19.3%	11.1%
Operating income	10.6%	11.3%	1.9%
Net income	8.2%	8.7%	2.2%
During the quarter ended December 31, 2025, sales increased $90.0 million or 8.4% compared to the prior year quarter, with sales from acquisitions adding $64.9 million or 6.0%, and favorable foreign currency translation increasing sales by $2.2 million or 0.2%. There were 62 selling days in both the quarters ended December 31, 2025 and December 31, 2024. Excluding the impact of businesses acquired and foreign currency translation, sales increased $22.9 million or 2.2% during the quarter primarily reflecting price contribution and modest volume growth in the Service Center segment.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended December 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
Service Center	$747.3	$723.8	$23.5	$—	$2.2	$21.3
Engineered Solutions	415.7	349.2	66.5	64.9	—	1.6
Total	$1,163.0	$1,073.0	$90.0	$64.9	$2.2	$22.9
Sales from our Service Center segment, which operates primarily in MRO markets, increased $23.5 million or 3.2%. Favorable foreign currency translation increased sales by $2.2 million or 0.3%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $21.3 million or 2.9%, primarily reflecting price contribution, as well as a modest increase in volumes tied to internal growth initiatives and firming demand.
Sales from our Engineered Solutions segment increased $66.5 million or 19.1%. Acquisitions within this segment increased sales by $64.9 million or 18.6%. Excluding the impact of businesses acquired, sales increased $1.6 million, or 0.5%, primarily reflecting price contribution, as well as modest volume growth across fluid power mobile and industrial OEM customers, partially offset by lower flow control sales.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Three Months Ended December 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2025	2024		Acquisitions
United States	$1,024.1	$929.5	$94.6	$64.9	$—	$29.7
Canada	74.5	77.8	(3.3)	—	0.2	(3.5)
Other countries	64.4	65.7	(1.3)	—	2.0	(3.3)
Total	$1,163.0	$1,073.0	$90.0	$64.9	$2.2	$22.9
Sales in our U.S. operations increased $94.6 million or 10.2%, as acquisitions added $64.9 million or 7.0%. Excluding the impact of businesses acquired, sales in the United States increased $29.7 million or 3.2% due primarily to stronger price contribution and modest volume growth in the Service Center segment. Sales from our Canadian operations decreased $3.3 million or 4.2%. Favorable foreign currency translation increased Canadian sales by $0.2 million or 0.3%. Excluding the

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

impact of foreign currency translation, Canadian sales decreased $3.5 million or 4.5% due to softer end-market demand in the Service Center segment. Sales in other countries decreased $1.3 million or 1.9%. Favorable foreign currency translation increased sales $2.0 million or 3.1%. Excluding the impact of foreign currency translation, sales in other countries decreased $3.3 million or 4.9% due primarily to lower demand in Mexico.
Our gross profit margin was 30.4% in the quarter ended December 31, 2025 compared to 30.6% in the prior year quarter. The gross profit margin for the current year quarter was negatively impacted by a $6.3 million increase in LIFO expense as compared to the prior year quarter, offset by positive mix from recent acquisitions as well as solid channel execution.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
SD&A	$230.1	$207.2	$22.9	$19.7	$0.4	$2.8
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.8% of sales in the quarter ended December 31, 2025 compared to 19.3% in the prior year quarter, an increase of $22.9 million or 11.1% compared to the prior year quarter. SD&A from businesses acquired added $19.7 million or 9.5% of SD&A expenses, including $3.1 million of intangibles amortization related to these acquisitions. Changes in foreign currency exchange rates increased SD&A during the quarter ended December 31, 2025 by $0.4 million or 0.2% compared to the prior year quarter. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $2.8 million or 1.4% during the quarter ended December 31, 2025 compared to the prior year quarter primarily due to higher compensation costs.
Operating income increased $2.3 million or 1.9%, to $123.2 million in the current year quarter from $120.9 million during the prior year quarter, and as a percent of sales decreased to 10.6% from 11.3% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center segment, decreased to 12.6% in the current year quarter from 12.7% in the prior year quarter. Operating income, as a percentage of sales for the Engineered Solutions segment, decreased to 11.5% in the current year quarter from 14.0% in the prior year quarter, due to recent acquisitions.
The Company had net interest expense in the current year period of $0.9 million compared to net interest income of $0.9 million in the prior year period primarily reflecting lower interest income on lower cash balances as compared to the prior year period.
Other income, net, which represents certain non-operating items of income and expense, was income of $0.5 million in the current year quarter compared to income of $0.8 million in the prior year quarter. Current quarter income primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.5 million. Other income, net in the prior quarter consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.2 million and foreign currency transaction gains of $0.3 million.
The effective income tax rate was 22.3% for the quarter ended December 31, 2025 compared to 23.9% for the quarter ended December 31, 2024. The decrease in the effective tax rate is primarily due to the reversal of a tax valuation allowance related to
Mexico during the quarter ended December 31, 2025.
As a result of the factors addressed above, net income for the quarter ended December 31, 2025 increased $2.1 million or 2.2% compared to the prior year quarter. Diluted net income per share was $2.51 per share for the quarter ended December 31, 2025 compared to $2.39 per share in the prior year quarter, an increase of 5.0%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Six Months Ended December 31, 2025 and 2024
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Six Months Ended December 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2025	2024
Net sales	100.0%	100.0%	8.8%
Gross profit	30.3%	30.1%	9.4%
Selling, distribution & administrative expense	19.6%	19.3%	10.4%
Operating income	10.7%	10.8%	7.8%
Net income	8.3%	8.5%	5.8%
During the six months ended December 31, 2025, sales increased $190.6 million or 8.8% compared to the prior year period, with sales from acquisitions adding $133.0 million or 6.1% and favorable foreign currency translation accounting for an increase of $1.4 million or 0.1%. There were 126 selling days in both the six months ended December 31, 2025 and December 31, 2024. Excluding the impact of businesses acquired and foreign currency translation, sales increased $56.2 million or 2.6%, primarily reflecting price contribution and volume growth in the Service Center segment.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Six Months Ended December 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
Service Center	$1,529.8	$1,473.6	$56.2	$0.5	$1.4	$54.3
Engineered Solutions	832.7	698.4	134.4	132.5	—	1.9
Total	$2,362.5	$2,172.0	$190.6	$133.0	$1.4	$56.2
Sales from our Service Center segment increased $56.2 million, or 3.8%. Acquisitions within this segment increased sales by $0.5 million or less than 0.1% and favorable foreign currency translation increased sales by $1.4 million or 0.1%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $54.3 million or 3.7%, primarily reflecting price contribution, as well as an increase in volumes tied to internal growth initiatives and firming demand.
Sales from our Engineered Solutions segment increased $134.4 million or 19.2%. Acquisitions within this segment increased sales by $132.5 million or 19.0%. Excluding the impact of businesses acquired, sales increased $1.9 million or 0.2%, primarily reflecting price contribution, offset by lower flow control sales.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Six Months Ended December 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2025	2024		Acquisitions
United States	$2,080.5	$1,886.8	$193.9	$133.0	$—	$60.9
Canada	149.8	149.3	0.5	—	(0.4)	0.9
Other countries	132.2	135.9	(3.8)	—	1.8	(5.6)
Total	$2,362.5	$2,172.0	$190.6	$133.0	$1.4	$56.2
Sales in our U.S. operations increased $193.9 million or 10.3%, as acquisitions added $133.0 million or 7.0%. Excluding the impact of businesses acquired, sales in the United States increased $60.9 million or 3.3%, reflecting price contribution and volume growth in the Service Center segment. Sales from our Canadian operations increased $0.5 million or 0.4%. Unfavorable foreign currency translation decreased Canadian sales by $0.4 million or 0.3%. Excluding the impact of foreign

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

currency translation, Canadian sales were up $0.9 million or 0.7% primarily reflecting price contribution and modest volume growth. Sales in other countries decreased $3.8 million or 2.8%. Favorable foreign currency translation increased sales $1.8 million or 1.3%. Excluding the impact of foreign currency translation, sales in other countries decreased $5.6 million or 4.1% due primarily to lower demand in Mexico.
Our gross profit margin was 30.3% in the six months ended December 31, 2025 compared to 30.1% in the prior year period. The gross profit margin for the current year period was positively impacted by favorable acquisition mix and solid channel execution, partially offset by a $6.9 million increase in LIFO expense as compared to the prior year period.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Six Months Ended December 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2025	2024		Acquisitions
SD&A	$462.5	$419.1	$43.4	$38.9	$0.2	$4.3
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.6% of sales in the six months ended December 31, 2025 compared to 19.3% in the prior year period, an increase of $43.4 million or 10.4% compared to the prior year period. SD&A from businesses acquired added $38.9 million or 9.3% of SD&A expenses, including $6.1 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates increased SD&A during the six months ended December 31, 2025 by $0.2 million or 0.1% compared to the prior year period. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $4.3 million or 1.0% during the six months ended December 31, 2025 compared to the prior year period primarily due to higher compensation costs.
Operating income increased $18.2 million, or 7.8%, to $252.2 million in the current year period from $234.0 million during the prior year period, and as a percentage of sales decreased to 10.7% from 10.8% during the prior year period.
Operating income, as a percentage of sales for the Service Center segment, increased to 13.0% in the current year period from 12.6% in the prior year period. Operating income, as a percentage of sales for the Engineered Solutions segment, decreased to 11.3% in the current year period from 12.9% prior year periods, due to recent acquisitions.
The Company had net interest expense in the current year period of $1.9 million compared to net interest income of $1.6 million in the prior year period primarily reflecting lower interest income on lower cash balances as compared to the prior year period.
Other expense (income), net was income of $1.1 million for the six months ended December 31, 2025, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.9 million and $0.4 million of other income offset by foreign currency transaction losses of $1.2 million. During the prior year period, other expense (income), net was income of $3.0 million, which primarily consisted of unrealized gains on investments held by non-qualified deferred compensation trusts of $1.5 million and foreign currency transaction gains of $1.2 million.
The effective income tax rate was 22.0% for the six months ended December 31, 2025 compared to 22.3% for the six months ended December 31, 2024. We expect our full year tax rate for fiscal 2026 to be in the 23.0% to 24.0% range.
As a result of the factors addressed above, net income for the six months ended December 31, 2025 increased $10.8 million or 5.8% compared to the prior year period. Diluted net income per share was $5.14 per share for the six months ended December 31, 2025 compared to $4.76 per share in the prior year period, an increase of 8.0%.
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, as amended, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, during the six months ended December 31, 2025, the Company evaluated all deferred tax balances under the newly enacted tax law and identified any other changes required to its financial statements as a result of the OBBBA. The provisions of the OBBBA did not have a material impact to our income tax expense or effective tax rate. We expect the provisions of the OBBBA to result in a reduction

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

to our cash tax payments for our fiscal year ended June 30, 2026. The Company will continue to evaluate the impact of the OBBBA as additional guidance becomes available.
Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. We had total debt obligations outstanding of $572.3 million at both December 31, 2025 and June 30, 2025. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at December 31, 2025 was $1,273.0 million, compared to $1,221.3 million at June 30, 2025. The current ratio was 3.7 to 1 at December 31, 2025 and 3.3 to 1 at June 30, 2025.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Six Months Ended December 31,
Net Cash Provided by (Used in):	2025	2024
Operating Activities	$218,976	$222,884
Investing Activities	(15,361)	(282,966)
Financing Activities	(187,054)	(91,109)
Exchange Rate Effect	1,008	(5,985)
(Decrease) Increase in Cash and Cash Equivalents	$17,569	$(157,176)
The decrease in cash provided by operating activities during the six months ended December 31, 2025 from the prior period is due to changes in working capital for the period of $27.7 million primarily driven by (amounts in thousands):

	Six Months Ended December 31,
	2025	2024
Accounts receivable	$63,701	$64,260
Inventories	(21,096)	530
Accounts payable	(21,841)	(34,617)
Other operating assets	(38,518)	(13,315)
Net cash used in investing activities during the six months ended December 31, 2025 decreased from the prior period primarily due to $2.4 million used for acquisitions in the six months ended December 31, 2025 compared to $273.1 million used for acquisitions in the prior year period.
Net cash used in financing activities during the six months ended December 31, 2025 increased from the prior year period primarily due to $143.4 million of cash used to repurchase 550,636 shares of common stock during the six months ended December 31, 2025 compared to $30.1 million used to repurchase 127,376 shares of common stock in the prior year period. This was partially offset by lower long-term debt repayments in the current year period of $25.1 million.
Share Repurchases
The Board of Directors authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. At December 31, 2025, we had authorization to repurchase 749,364 shares. During the three months ended December 31, 2025, the Company acquired 346,500 shares of the Company's common stock on the open market for $89.0 million. During the six months ended December 31, 2025, the Company acquired 550,636 shares of the Company's common stock on the open market for $143.4 million. During the three months ended December 31, 2024, the Company acquired 75,376 shares of treasury stock on the open market for $20.0 million. During the six months ended December 31, 2024, the Company acquired 127,376 shares of treasury stock on the open market for $30.0 million.
Borrowing Arrangements

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

A summary of long-term debt, including the current portion, follows (amounts in thousands):

	December 31, 2025	June 30, 2025
Revolving credit facility	$384,000	$384,000
Trade receivable securitization facility	188,300	188,300
Total debt	$572,300	$572,300
Revolving Credit Facility
In October 2025, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800.0 million. The new revolving credit facility also provides for a $25.0 million sublimit for swing line loans and a $50.0 million sublimit for letters of credit. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $515.7 million at December 31, 2025 and is available to fund future acquisitions or other capital and operating requirements. This amount is net of outstanding letters of credit of $0.3 million at December 31, 2025 to secure certain insurance obligations. The interest rate on the revolving credit facility was 4.52% as of December 31, 2025.
The new credit facility replaced the Company's previous credit facility agreement. Unused lines under the previous facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $515.7 million at June 30, 2025, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the term loan was 5.23% as of June 30, 2025.
The Company paid $1.6 million of debt issuance costs related to the new revolving credit facility in the three months ended December 31, 2025, which are included in other current assets and other assets on the condensed consolidated balance sheet as of December 31, 2025 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under ASC Topic 470 - Debt. As a result of this analysis, less than $0.1 million of unamortized debt issuance costs were expensed and included within interest expense, net on the condensed statements of consolidated income in the three months ended December 31, 2025, and $0.8 million of unamortized debt issuance costs were rolled forward into the new credit facility and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million as of December 31, 2025 and June 30, 2025, to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (AR Securitization Facility). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The AR Securitization Facility's maximum borrowing capacity is $250.0 million, fees on amounts borrowed are 0.90% per year, and the facility terminates on August 4, 2026. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of December 31, 2025 and June 30, 2025 was 4.63% and 5.32%, respectively. On July 10, 2025, the Company amended the AR Securitization Facility and extended the term to July 10, 2028, with no substantial changes in other terms.
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At December 31, 2025, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). At December 31, 2025, the Company's net indebtedness was less than 0.3 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). The Company was in compliance with all financial covenants at December 31, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cash Flow Hedge Maturity
As disclosed in Footnote 6 to this Form 10-Q, the interest rate swap the Company entered into in January 2019 matures on January 31, 2026. As a result of the maturity of this agreement, we estimate future interest expense could increase by approximately $3.5 million on a quarterly basis, based on current market rates, and outstanding borrowings as of December 31, 2025. The Company may use available cash to reduce outstanding borrowings under its revolving credit facility to mitigate the impact of higher interest costs.

Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			December 31,	June 30,
			2025	2025
Accounts receivable, gross			$721,480	$786,161
Allowance for doubtful accounts			14,578	16,462
Accounts receivable, net			$706,902	$769,699
Allowance for doubtful accounts, % of gross receivables			2.0%	2.1%

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Provision for (recovery of) losses on accounts receivable	$1,431	$2,549	$(240)	$3,605
Provision as a % of net sales	0.12%	0.24%	(0.01)%	0.17%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.
On a consolidated basis, DSO was 54.7 at December 31, 2025 compared to 56.2 June 30, 2025. As of December 31, 2025, approximately 3.5% of our accounts receivable balances are more than 90 days past due, compared to 2.1% at June 30, 2025. On an overall basis, we generated net recoveries on previously provisions losses on uncollected receivables representing 0.01% of sales for the six months ended December 31, 2025 compared to provision for losses of 0.17% of sales for the six months ended December 31, 2024. This change is primarily in the U.S. operations of the Service Center segment. Historically, this percentage is between 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.4 for both the periods ended December 31, 2025 and June 30, 2025.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
On December 31, 2024, the Company completed the acquisition of Hydradyne, LLC (Hydradyne). As permitted by SEC guidance, the scope of management’s evaluation of internal control over financing reporting as of December 31, 2025 did not include the internal control over financial reporting of Hydradyne. However, we are extending our oversight and monitoring processes that support our internal control over financial reporting to include Hydradyne's operations.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended December 31, 2025 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	9,000	$258.00	9,000	1,086,864
November 1, 2025 to November 30, 2025	171,000	$252.86	171,000	915,864
December 1, 2025 to December 31, 2025	166,500	$260.67	166,500	749,364
Total	346,500	$256.74	346,500	749,364

(1)On April 29, 2025, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that (i) was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) that constituted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K 408(c) of the Securities Exchange Act of 1934, as amended.

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

4.9
Guaranty of Payment Joinder, dated as of March 14, 2025, among Stanley M. Proctor Company, LLC, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.9 to Applied's 10-Q for the quarter ended March 31, 2025, SEC File No. 1-299, and incorporated here by reference).

4.10
Guaranty of Payment Joinder, dated as of March 14, 2025, among Hydradyne, LLC., KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.10 to Applied's Form 10-Q for the quarter ended March 31, 2025, SEC File No. 1-2299, and incorporated here by reference).

4.11
Guaranty of Payment Joinder, dated as of June 19, 2025, among Iris Custom Solutions, LLC, KeyBank National Association as Agent, and various financial institutions (filed as Exhibit 4.11 to Applied's Form 10-K for the fiscal year ended June 30, 2025, SEC File No. 1-2299, and incorporated here by reference).

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

4.16
Amendment No. 1 to Purchase and Sale Agreement dated as of November 19, 2018 among Applied Industrial Technologies, Inc. and various of its affiliates, as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer, (filed as Exhibit 4.10 to Applied's Form 10-Q for the quarter ended March 31, 2021, SEC File No. 1-2299, and incorporated here by reference).

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

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on
Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	January 27, 2026	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	January 27, 2026	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer