Form 10-Q
period 2026-03-31
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2026-04-28
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2026

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

There were 36,959,541 (no par value) shares of common stock outstanding on April 17, 2026.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$1,251,453	$1,166,749	$3,613,999	$3,338,694
Cost of sales	870,649	811,459	2,518,432	2,330,272
Gross profit	380,804	355,290	1,095,567	1,008,422
Selling, distribution and administrative expense, including depreciation	242,879	225,888	705,403	644,978
Operating income	137,925	129,402	390,164	363,444
Interest expense (income), net	2,447	853	4,382	(710)
Other expense (income), net	350	1,267	(703)	(1,769)
Income before income taxes	135,128	127,282	386,485	365,923
Income tax expense	35,359	27,483	90,560	80,771
Net income	$99,769	$99,799	$295,925	$285,152
Net income per share - basic	$2.68	$2.60	$7.89	$7.43
Net income per share - diluted	$2.65	$2.57	$7.79	$7.33

Weighted average common shares outstanding for basic computation	37,223	38,322	37,527	38,383
Dilutive effect of potential common shares	461	525	475	537
Weighted average common shares outstanding for diluted computation	37,684	38,847	38,002	38,920
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income per the condensed statements of consolidated income	$99,769	$99,799	$295,925	$285,152

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(2,447)	1,814	2,139	(19,046)
Post-employment benefits:
Reclassification of net actuarial losses (gains) and prior service cost, net, into other income, net and included in net periodic pension costs	1	(6)	7	(19)
Unrealized gain (loss) on cash flow hedge	—	21	262	(950)
Reclassification of interest from cash flow hedge into interest income, net	(988)	(3,654)	(8,141)	(12,436)
Total other comprehensive loss, before tax	(3,434)	(1,825)	(5,733)	(32,451)
Income tax benefit related to items of other comprehensive loss	(243)	(897)	(1,897)	(3,255)
Other comprehensive loss, net of tax	(3,191)	(928)	(3,836)	(29,196)
Comprehensive income, net of tax	$96,578	$98,871	$292,089	$255,956
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2026	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$171,576	$388,417
Accounts receivable, net	792,849	769,699
Inventories	526,324	505,337
Other current assets	90,457	84,020
Total current assets	1,581,206	1,747,473
Property, less accumulated depreciation of $262,959 and $256,016, respectively	128,037	128,154
Operating lease assets, net	181,830	188,654
Identifiable intangibles, net	322,689	348,600
Goodwill	704,998	699,374
Other assets	69,951	63,289
TOTAL ASSETS	$2,988,711	$3,175,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$303,057	$280,124
Current portion of long-term debt	18,000	—
Compensation and related benefits	88,529	99,630
Other current liabilities	127,036	146,397
Total current liabilities	536,622	526,151
Long-term debt	347,300	572,300
Other liabilities	244,746	232,573
TOTAL LIABILITIES	1,128,668	1,331,024
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	202,368	198,970
Retained earnings	2,707,720	2,447,931
Treasury shares—at cost (17,158 and 16,345 shares, respectively)	(964,523)	(720,695)
Accumulated other comprehensive loss	(95,522)	(91,686)
TOTAL SHAREHOLDERS’ EQUITY	1,860,043	1,844,520
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,988,711	$3,175,544
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net Income	$295,925	$285,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	19,472	18,433
Amortization of intangibles	30,213	25,385
Provision for losses on accounts receivable	1,095	2,652
Amortization of stock appreciation rights	4,174	3,570
Other share-based compensation expense	5,414	5,824
Changes in operating assets and liabilities, net of acquisitions	(55,310)	5,371
Other, net	18,103	(1,050)
Net Cash provided by Operating Activities	319,086	345,337
Cash Flows from Investing Activities
Net cash paid for acquisitions, net of cash acquired	(11,425)	(273,312)
Capital expenditures	(18,312)	(18,295)
Proceeds from property sales	986	1,022
Net Cash used in Investing Activities	(28,751)	(290,585)
Cash Flows from Financing Activities
Net payments under revolving credit facility	(207,000)	—
Long-term debt repayments	—	(25,106)
Interest rate swap settlement receipts	5,765	9,435
Payment of debt issuance costs	(1,611)	—
Purchases of treasury shares	(236,379)	(79,794)
Dividends paid	(53,727)	(46,159)
Acquisition holdback payments	(1,393)	(1,210)
Taxes paid for shares withheld	(12,812)	(14,332)
Net Cash used in Financing Activities	(507,157)	(157,166)
Effect of Exchange Rate Changes on Cash	(19)	(5,361)
Decrease in Cash and Cash Equivalents	(216,841)	(107,775)
Cash and Cash Equivalents at Beginning of Period	388,417	460,617
Cash and Cash Equivalents at End of Period	$171,576	$352,842
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended March 31, 2026	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at June 30, 2025	37,868	$10,000	$198,970	$2,447,931	$(720,695)	$(91,686)	$1,844,520
Net income				100,807			100,807
Other comprehensive loss						(1,889)	(1,889)
Purchases of common stock for treasury	(204)				(53,566)		(53,566)
Treasury shares issued for:
Exercise of stock appreciation rights	15		(1,098)		(1,270)		(2,368)
Performance share awards	25		(1,942)		(2,905)		(4,847)
Restricted stock units	14		(1,013)		(1,132)		(2,145)
Compensation expense — stock appreciation rights			1,494				1,494
Other share-based compensation expense			1,831				1,831
Other			(1)	53	(134)		(82)
Balance at September 30, 2025	37,718	$10,000	$198,241	$2,548,791	$(779,702)	$(93,575)	$1,883,755
Net income				95,349			95,349
Other comprehensive income						1,244	1,244
Cash dividends — $0.46 per share				(17,306)			(17,306)
Purchases of common stock for treasury	(347)				(89,807)		(89,807)
Treasury shares issued for:
Exercise of stock appreciation rights	13		(897)		(764)		(1,661)
Restricted stock units	1		(19)		19		—
Compensation expense — stock appreciation rights			1,393				1,393
Other share-based compensation expense			1,449				1,449
Other	(1)		1	(7)	(2)		(8)
Balance at December 31, 2025	37,384	$10,000	$200,168	$2,626,827	$(870,256)	$(92,331)	$1,874,408
Net income				99,769			99,769
Other comprehensive loss						(3,191)	(3,191)
Cash dividends — $0.51 per share				(19,004)			(19,004)
Purchases of common stock for treasury	(346)				(93,864)		(93,864)
Treasury shares issued for:
Exercise of stock appreciation rights	13		(978)		(642)		(1,620)
Compensation expense — stock appreciation rights			1,287				1,287
Other share-based compensation expense			2,134				2,134
Other	4		(243)	128	239		124
Balance at March 31, 2026	37,055	$10,000	$202,368	$2,707,720	$(964,523)	$(95,522)	$1,860,043

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company”, or “Applied”) as of March 31, 2026, and the results of its operations and its cash flows for the nine months ended March 31, 2026 and 2025, have been included. The condensed consolidated balance sheet as of June 30, 2025 has been derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.
Operating results for the nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2026.
Inventory
Inventories are valued at average cost, using the last-in, first-out ("LIFO") method for U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $5,565 and $2,198 in the three months ended March 31, 2026 and 2025, respectively, and $15,119 and $4,841 in the nine months ended March 31, 2026 and 2025, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
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
In September 2025, the FASB issued its final ASU which amends certain aspects of existing guidance on the accounting for and disclosure of software costs. This standard, issued as ASU 2025-06, removes all references to project stages throughout existing accounting literature and clarifies the threshold entities apply to begin capitalizing costs. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.

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
In November 2024, the FASB issued its final standard on the Disaggregation of Income Statement Expenses ("DISE"). This standard, issued as ASU 2024-03, requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.
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
2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three and nine months ended March 31, 2026 and 2025. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Three Months Ended March 31,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$682,464	$424,658	$1,107,122	$643,479	$388,804	$1,032,283
Canada	70,783	—	70,783	71,555	—	71,555
Other countries	51,690	21,858	73,548	46,568	16,343	62,911
Total	$804,937	$446,516	$1,251,453	$761,602	$405,147	$1,166,749

	Nine Months Ended March 31,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$1,964,425	$1,223,234	$3,187,659	$1,868,962	$1,050,103	$2,919,065
Canada	220,628	—	220,628	220,808	—	220,808
Other countries	149,681	56,031	205,712	145,398	53,423	198,821
Total	$2,334,734	$1,279,265	$3,613,999	$2,235,168	$1,103,526	$3,338,694

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three and nine months ended March 31, 2026 and 2025:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
General Industry	34.9%	44.2%	38.1%	33.8%	41.5%	36.6%
Industrial Machinery	8.6%	26.5%	15.0%	8.7%	24.3%	14.1%
Food	15.2%	3.0%	10.8%	15.5%	2.9%	11.1%
Metals	12.0%	6.5%	10.1%	11.1%	6.5%	9.5%
Forest Products	11.8%	1.9%	8.3%	12.5%	3.1%	9.2%
Chem/Petrochem	2.3%	10.5%	5.2%	2.7%	13.1%	6.3%
Cement & Aggregate	7.1%	1.5%	5.1%	7.2%	1.3%	5.1%
Transportation	3.4%	4.5%	3.8%	3.5%	5.4%	4.2%
Oil & Gas	4.7%	1.4%	3.6%	5.0%	1.9%	3.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended March 31,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
General Industry	34.5%	43.6%	37.7%	34.5%	39.1%	36.1%
Industrial Machinery	8.2%	25.2%	14.2%	8.3%	23.4%	13.2%
Food	15.5%	2.9%	11.1%	15.3%	3.3%	11.4%
Metals	11.7%	6.4%	9.9%	11.1%	7.6%	9.9%
Forest Products	11.7%	2.0%	8.2%	12.1%	3.2%	9.2%
Chem/Petrochem	2.5%	11.8%	5.8%	2.8%	15.3%	6.9%
Cement & Aggregate	7.6%	1.4%	5.4%	7.5%	1.4%	5.5%
Transportation	3.5%	4.9%	4.0%	3.6%	4.8%	4.0%
Oil & Gas	4.8%	1.8%	3.7%	4.8%	1.9%	3.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Power Transmission	36.7%	9.1%	26.8%	36.7%	9.3%	27.2%
General MRO & Other	21.8%	25.7%	23.3%	22.6%	24.0%	23.1%
Fluid Power	15.2%	37.0%	23.0%	14.7%	36.7%	22.3%
Bearings, Linear & Seals	26.3%	1.2%	17.3%	26.0%	0.3%	17.1%
Specialty Flow Control	—%	27.0%	9.6%	—%	29.7%	10.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Power Transmission	37.4%	8.7%	27.3%	37.6%	10.3%	28.7%
General MRO & Other	22.3%	25.6%	23.4%	22.3%	21.3%	22.0%
Fluid Power	14.6%	36.6%	22.4%	14.3%	34.3%	20.8%
Bearings, Linear & Seals	25.7%	1.0%	17.0%	25.8%	0.4%	17.5%
Specialty Flow Control	—%	28.1%	9.9%	—%	33.7%	11.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Activity related to contract assets and contract liabilities, which are included in other current assets and other current liabilities on the condensed consolidated balance sheet, is as follows:

	March 31, 2026	June 30, 2025	$ Change	% Change
Contract assets	$19,343	$11,659	$7,684	65.9%
Contract liabilities	33,575	29,244	4,331	14.8%
The change in balances noted above of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.

3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2026 Acquisitions
On January 17, 2026, the Company acquired substantially all the net assets of Thompson Industrial Supply ("Thompson"), a Los Angeles, California based provider of industrial bearings, power transmission, hydraulics, pneumatics, linear motion products, and service solutions. Thompson is included in the Service Center segment. The purchase price for Thompson was $9,000, net tangible assets acquired were $1,400, identifiable intangible assets were $3,800, and goodwill was $3,800; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The purchase price includes $1,350 of acquisition holdback payments, which is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of March 31, 2026, and will be paid on the first and second anniversary of the acquisition date with interest at a fixed rate of 1.0% per annum.
Fiscal 2025 Acquisitions
On December 31, 2024, the Company acquired all the membership interests of Hydradyne, LLC ("Hydradyne"), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration and fluid conveyance. The purchase price was $282,136, which was funded using available cash. Hydradyne is included in the Engineered Solutions segment.
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
During the nine months ended March 31, 2026, the Company recorded purchase accounting working capital adjustments related to the Hydradyne acquisition, which decreased the fair value of net tangible assets acquired by $872, and increased goodwill by $872.
The acquired goodwill is expected to be deductible for income tax purposes.
Net sales and net income from the Hydradyne acquisition included in the Company's results are $65,683 and $4,072 for the three months ended March 31, 2026, and $195,406 and $12,006 for the nine months ended March 31, 2026.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following unaudited pro forma consolidated results of operations are prepared as if the Hydradyne acquisition (including the related acquisition costs) occurred at the beginning of fiscal 2024:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
Pro forma	2025	2025
Sales	$1,166,749	$3,468,012
Net income	98,929	288,538
Diluted net income per share	$2.55	$7.42
The pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets were applied as of July 1, 2023. Additional amortization of $5,473 is included in the pro forma results for the nine months March 31, 2025. In addition, pro forma adjustments of $2,761 for the three months ended March 31, 2025 and of $8,283 for the nine months March 31, 2025 were made for interest income that would not have been earned as a result of the cash used for the acquisition. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Hydradyne; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred as of the date indicated or that may result in the future.
On May 1, 2025, the Company acquired substantially all the net assets of IRIS Factory Automation ("IRIS"), an Aurora, Illinois provider of automation products, services, and turn-key productized solutions focused on optimizing material handling and traceability workflows across production environments. IRIS is included in the Engineered Solutions segment. During the nine months ended March 31, 2026, the Company recorded purchase accounting working capital adjustments related to the IRIS acquisition, which decreased the fair value of net tangible assets acquired by $252, and increased goodwill by $252. The purchase price for IRIS was $14,696, net liabilities assumed were $107, identifiable intangible assets were $7,810, and goodwill was $6,993; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment.
On August 1, 2024, the Company acquired substantially all the net assets of Total Machine Solutions ("TMS"), a Fairfield, New Jersey based provider of electrical and mechanical power transmission products and solutions including bearings, drives, motors, conveyor components, and related repair services. TMS is included in the Service Center segment. The purchase price for TMS was $6,025, net tangible assets acquired were $1,115, identifiable intangible assets were $2,738, and goodwill was $2,172 based upon estimated fair values at the acquisition date.
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

4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center segment and the Engineered Solutions segment for the fiscal year ended June 30, 2025 and the nine months ended March 31, 2026 are as follows:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Service Center	Engineered Solutions	Total
Balance at June 30, 2024	$219,574	$399,821	$619,395
Goodwill acquired during the year	2,262	77,847	80,109
Other, primarily currency translation	(130)	—	(130)
Balance at June 30, 2025	$221,706	$477,668	$699,374
Goodwill acquired during the period	4,307	1,518	5,825
Other, primarily currency translation	(201)	—	(201)
Balance at March 31, 2026	$225,812	$479,186	$704,998
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2026.  Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2026, therefore no impairment exists.
At March 31, 2026 and June 30, 2025, accumulated goodwill impairment losses subsequent to fiscal 2002 totaled $64,794 related to the Service Center segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

March 31, 2026	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$509,690	$251,973	$257,717
Trade names	108,351	47,114	61,237
Other	6,652	2,917	3,735
Total Identifiable Intangibles	$624,693	$302,004	$322,689

June 30, 2025	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$510,834	$233,392	$277,442
Trade names	108,344	41,585	66,759
Other	6,902	2,503	4,399
Total Identifiable Intangibles	$626,080	$277,480	$348,600
Amounts include the impact of foreign currency translation. Fully amortized finite-lived identifiable intangible assets are written off in the period when they become fully amortized.
During the nine months ended March 31, 2026, the Company acquired identifiable intangible assets with a preliminary acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average life
Customer relationships	$4,307	20.0
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by fiscal year (based on the Company’s identifiable intangible assets as of March 31, 2026) for the next five years is as follows: $9,600 for the remainder of 2026, $37,400 for 2027, $34,900 for 2028, $32,800 for 2029, $30,800 for 2030 and $28,700 for 2031.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
5.     DEBT
A summary of both current and long-term debt is as follows (amounts in thousands):

	March 31, 2026	June 30, 2025
Revolving credit facility	$177,000	$384,000
Trade receivable securitization facility	188,300	188,300
Total debt	$365,300	$572,300
Revolving Credit Facility
In October 2025, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for future acquisitions, ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800,000. The new revolving credit facility also provides for a $25,000 sublimit for swing line loans and a $50,000 sublimit for letters of credit. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $722,757 at March 31, 2026 and is available to fund future acquisitions or other capital and operating requirements. This amount is net of outstanding letters of credit of $243 at March 31, 2026 to secure certain insurance obligations. The interest rate on the long-term portion of the revolving credit facility was 4.47% as of March 31, 2026.
At March 31, 2026, the Company had $177,000 outstanding under its revolving credit facility, of which $18,000 is classified as current based on the Company's intent to repay such amount within the next twelve months. The interest rate on the short term portion of the revolving credit facility was 4.42% as of March 31, 2026.
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
The Company paid $1,611 of debt issuance costs related to the new revolving credit facility in the nine months ended March 31, 2026, which are included in other current assets and other assets on the condensed consolidated balance sheet as of March 31, 2026 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under ASC Topic 470 - Debt. As a result of this analysis, $47 of unamortized debt issuance costs were expensed and included within interest expense, net on the condensed statements of consolidated income in the nine months ended March 31, 2026, and $804 of unamortized debt issuance costs were rolled forward into the new credit facility and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5,336 as of March 31, 2026 and June 30, 2025, to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (the "AR Securitization Facility"). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250,000 and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of March 31, 2026 and June 30, 2025 was 4.58% and 5.32%, respectively. On July 10, 2025, the Company amended the AR Securitization Facility and extended the term to July 10, 2028, with no substantial changes in other terms.

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
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declined over time to $384,000 as principal payments were made. The interest rate swap effectively converted a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and accounted for this derivative as a cash flow hedge. During fiscal 2021, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date to January 31, 2026. The pay-fixed interest rate swap was considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The weighted average fixed pay rate was 1.58% and the interest rate swap was indexed to SOFR. The Company made various accounting elections related to changes in critical terms of the hedging relationship due to reference rate reform to preserve the hedging relationship.
Realized gains and losses of the actual monthly settlement activity of the interest rate swap is included within interest income or expense in the condensed consolidated statements of operations. The Company historically reflected the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability was recognized at each reporting period in the Company’s consolidated balance sheets for the interest rate swap. The interest rate swap matured as scheduled in January 2026 and as such, the derivative asset was derecognized. There were no amounts remaining in accumulated other comprehensive income related to this hedge as of March 31, 2026.
The interest rate swap converted $384,000 of variable rate debt to a rate of 2.48% as of June 30, 2025. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $5,503 as of June 30, 2025, which was included in other current assets in the condensed consolidated balance sheet. Amounts reclassified from other comprehensive loss, before tax, to interest expense (income), net was income of $988 and $3,654 for the three months ended March 31, 2026 and 2025, respectively, and $8,141 and $12,436 for the nine months ended March 31, 2026 and 2025, respectively.

7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at March 31, 2026 and June 30, 2025 totaled $27,428 and $25,628, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy). In addition, the Company holds Corporate-Owned Life Insurance ("COLI") policies on certain retired

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
employees, which are valued at the cash surrender value of the policies (Level 3 in the fair value hierarchy). The fair value of the COLI policies totaled $21,598 and $20,817, at March 31, 2026 and June 30, 2025, respectively, and are included in other assets on the condensed consolidated balance sheets.
As of March 31, 2026 and June 30, 2025, the Company had no fixed interest rate debt outstanding.
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy). The carrying value of our cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these financial instruments.

8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended March 31, 2026
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at December 31, 2025	$(92,642)	$(435)	$746	$(92,331)
Other comprehensive loss	(2,446)	—	—	(2,446)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(746)	(745)
Net current-period other comprehensive (loss) income	(2,446)	1	(746)	(3,191)
Balance at March 31, 2026	$(95,088)	$(434)	$—	$(95,522)

	Three Months Ended March 31, 2025
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at December 31, 2024	$(116,461)	$(399)	$11,026	$(105,834)
Other comprehensive income	1,818	—	16	1,834
Amounts reclassified from accumulated other comprehensive loss	—	(3)	(2,759)	(2,762)
Net current-period other comprehensive income (loss)	1,818	(3)	(2,743)	(928)
Balance at March 31, 2025	$(114,643)	$(402)	$8,283	$(106,762)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	Nine Months Ended March 31, 2026
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at June 30, 2025	$(97,216)	$(438)	$5,968	$(91,686)
Other comprehensive income	2,139	—	198	2,337
Amounts reclassified from accumulated other comprehensive (loss) income	(11)	4	(6,166)	(6,173)
Net current-period other comprehensive income (loss)	2,128	4	(5,968)	(3,836)
Balance at March 31, 2026	$(95,088)	$(434)	$—	$(95,522)

	Nine Months Ended March 31, 2025
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total Accumulated other comprehensive loss
Balance at June 30, 2024	$(95,566)	$(391)	$18,391	$(77,566)
Other comprehensive loss	(19,077)	—	(718)	(19,795)
Amounts reclassified from accumulated other comprehensive loss	—	(11)	(9,390)	(9,401)
Net current-period other comprehensive loss	(19,077)	(11)	(10,108)	(29,196)
Balance at March 31, 2025	$(114,643)	$(402)	$8,283	$(106,762)

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive (Loss) Income
Details of other comprehensive (loss) income are as follows:

	Three Months Ended March 31,
	2026			2025
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$(2,447)	$(1)	$(2,446)	$1,814	$(4)	$1,818
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	1	—	1	(6)	(3)	(3)
Unrealized gain on cash flow hedge	—	—	—	21	5	16
Reclassification of interest from cash flow hedge into interest income, net	(988)	(242)	(746)	(3,654)	(895)	(2,759)
Other comprehensive loss	$(3,434)	$(243)	$(3,191)	$(1,825)	$(897)	$(928)

	Nine Months Ended March 31,
	2026			2025
	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount	Pre-Tax Amount	Tax Expense (Benefit)	Net Amount
Foreign currency translation adjustments	$2,139	$11	$2,128	$(19,046)	$31	$(19,077)
Post-employment benefits:
Reclassification of net actuarial gains and prior service cost into other expense (income), net and included in net periodic pension costs	7	3	4	(19)	(8)	(11)
Unrealized gain (loss) on cash flow hedge	262	64	198	(950)	(232)	(718)
Reclassification of interest from cash flow hedge into interest income, net	(8,141)	(1,975)	(6,166)	(12,436)	(3,046)	(9,390)
Other comprehensive loss	$(5,733)	$(1,897)	$(3,836)	$(32,451)	$(3,255)	$(29,196)
Anti-dilutive Common Stock Equivalents
In the three months ended March 31, 2026 and 2025, stock options and stock appreciation rights related to 61 and 68 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive. In the nine months ended March 31, 2026 and 2025, stock options and stock appreciation rights related to 64 and 88 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.

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
The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM uses Segment Operating Income as the measure of segment profit and loss in measuring segment performance, determining how to

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
allocate the Company's assets, evaluating performance in periodic reviews, and during the development of the annual budget and the regular forecasting process. The chief operating decision maker considers budget-to-actual variances on a quarterly basis, as well as segment-specific forecasting, when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses the segment's net sales in measuring segment performance.
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

Three Months Ended March 31, 2026	Service Center	Engineered Solutions	Total
Total sales	$806,017	$466,667	$1,272,684
Less: Inter-segment sales¹	1,080	20,151	21,231
Net sales	$804,937	$446,516	$1,251,453
Less segment expenses:
Cost of sales	569,901	300,748
Selling, distribution, and administrative expense, including depreciation²	125,626	94,132
Segment operating income	$109,410	$51,636	$161,046
Corporate & other expense, net			23,121
Interest expense, net			2,447
Other expense, net			350
Income before income taxes			$135,128

Three Months Ended March 31, 2025	Service Center	Engineered Solutions	Total
Total sales	$762,460	$417,216	$1,179,676
Less: Inter-segment sales¹	858	12,069	12,927
Net sales	$761,602	$405,147	$1,166,749
Less segment expenses:
Cost of sales	538,383	273,076
Selling, distribution, and administrative expense, including depreciation²	116,833	87,553
Segment operating income	$106,386	$44,518	$150,904
Corporate & other expense, net			21,502
Interest expense, net			853
Other expense, net			1,267
Income before income taxes			$127,282

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Nine Months Ended March 31, 2026	Service Center	Engineered Solutions	Total
Total sales	$2,338,187	$1,333,378	$3,671,565
Less: Inter-segment sales¹	3,453	54,113	57,566
Net sales	$2,334,734	$1,279,265	$3,613,999
Less segment expenses:
Cost of sales	1,655,934	862,498
Selling, distribution, and administrative expense, including depreciation²	371,067	271,390
Segment operating income	$307,733	$145,377	$453,110
Corporate & other expense, net			62,946
Interest expense, net			4,382
Other income, net			(703)
Income before income taxes			$386,485

Nine Months Ended March 31, 2025	Service Center	Engineered Solutions	Total
Total sales	$2,237,256	$1,142,118	$3,379,374
Less: Inter-segment sales¹	2,088	38,592	40,680
Net sales	$2,235,168	$1,103,526	$3,338,694
Less segment expenses:
Cost of sales	1,585,666	744,606
Selling, distribution, and administrative expense, including depreciation²	357,318	224,277
Segment operating income	$292,184	$134,643	$426,827
Corporate & other expense, net			63,383
Interest income, net			(710)
Other income, net			(1,769)
Income before income taxes			$365,923
¹The Company accounts for inter-segment sales using market rates.
²Amortization of intangibles is recorded within selling, distribution, and administrative expense, and therefore included in segment operating income for all periods presented.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

A reconciliation of supplemental segment financial information is as follows:

Three Months Ended	Service Center	Engineered Solutions	Total
March 31, 2026
Depreciation and amortization of property	$4,412	$1,984	$6,396
Amortization of intangibles	782	9,102	9,884
Capital expenditures	4,271	463	4,734

March 31, 2025
Depreciation and amortization of property	$4,477	$2,106	$6,583
Amortization of intangibles	779	9,439	10,218
Capital expenditures	6,667	882	7,549

Nine Months Ended	Service Center	Engineered Solutions	Total
March 31, 2026
Assets used in the business	$1,595,462	$1,393,249	$2,988,711
Depreciation and amortization of property	12,953	6,519	19,472
Amortization of intangibles	2,225	27,988	30,213
Capital expenditures	14,990	3,322	18,312

March 31, 2025
Assets used in the business	$1,666,452	$1,449,211	$3,115,663
Depreciation and amortization of property	13,279	5,154	18,433
Amortization of intangibles	2,393	22,992	25,385
Capital expenditures	15,746	2,549	18,295

10.    OTHER EXPENSE (INCOME), NET
Other expense (income), net consists of the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Unrealized loss (gain) on assets held in rabbi trust for a non-qualified deferred compensation plan	$659	$710	$(1,284)	$(746)
Foreign currency transactions losses (gains)	241	997	1,424	(235)
Net other periodic post-employment costs	26	37	78	109
Life insurance income, net	(522)	(486)	(804)	(726)
Other, net	(54)	9	(117)	(171)
Total other expense (income), net	$350	$1,267	$(703)	$(1,769)

11.    SUBSEQUENT EVENTS
The Company evaluated events and transactions occurring subsequent to March 31, 2026 through the date the financial statements were issued, noting no significant subsequent events require disclosure.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies, and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve MRO (Maintenance, Repair & Operations) and OEM (Original Equipment Manufacturer) end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the third quarter of fiscal 2026, business was conducted in the United States, Puerto Rico, Canada, Mexico, Australia, New Zealand, Singapore, and Costa Rica from 589 facilities.
The following is Management's Discussion and Analysis of significant factors which have affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that a significant number of SKUs ("Stock Keeping Units") we sell, or the products we sell in our Engineered Solutions segment, in any given period are not necessarily sold in the comparable period of the prior year, resulting in the inability to quantify with certainty commonly used comparative metrics analyzing sales, such as changes due to volumes, product mix and price.
Overview
Consolidated sales for the quarter ended March 31, 2026 increased $84.7 million or 7.3% compared to the prior year quarter, with acquisitions contributing to sales growth by $5.5 million or 0.5% and favorable foreign currency translation contributing $9.5 million or 0.8% to sales growth. Excluding the impact of businesses acquired and foreign currency translation, sales increased $69.7 million or 6.0% during the quarter primarily reflecting volume growth in both the Service Center and Engineered Solutions segment and modest price contribution. The Company generated operating income of $137.9 million, or operating margin of 11.0% of sales for the quarter ended March 31, 2026, compared to operating income of $129.4 million, or operating margin of 11.1% of sales for the same quarter in the prior year. The Company generated net income of $99.8 million both the quarters ended March 31, 2026 and March 31, 2025.
Applied monitors several economic indices that are key indicators for industrial economic activity in the United States. These include the Manufacturing Industrial Production ("MIP") and Manufacturing Capacity Utilization ("MCU") indices published by the Federal Reserve Board and the Purchasing Managers Index ("PMI") published by the Institute for Supply Management ("ISM"). Historically, our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery more frequently and require replacement parts.
Through March 2026, all indices increased since December 2025 reflecting growing industrial activity in the United States. The indices for the months during the current quarter, along with the indices for the prior fiscal year end and prior quarter end, were as follows:

	Index Reading
Month	MCU	PMI	MIP
March 2026	75.3	52.7	97.3
February 2026	75.5	52.4	97.4
January 2026	75.3	52.6	97.1
December 2025	74.9	47.9	96.5
June 2025	76.8	49.0	100.1

The number of Company employees was 6,859 at March 31, 2026, 6,837 at June 30, 2025, and 6,818 at March 31, 2025. The number of operating facilities totaled 589 at March 31, 2026, 596 at June 30, 2025, and 619 at March 31, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended March 31, 2026 and 2025
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2026	2025
Net sales	100.0%	100.0%	7.3%
Gross profit	30.4%	30.5%	7.2%
Selling, distribution & administrative expense	19.4%	19.4%	7.5%
Operating income	11.0%	11.1%	6.6%
Net income	8.0%	8.6%	—%
During the quarter ended March 31, 2026, sales increased $84.7 million or 7.3% compared to the prior year quarter, with sales from acquisitions adding $5.5 million or 0.5%, and favorable foreign currency translation increasing sales by $9.5 million or 0.8%. There were 63 selling days in both the quarters ended March 31, 2026 and March 31, 2025. Excluding the impact of businesses acquired and foreign currency translation, sales increased $69.7 million or 6.0% during the quarter due to higher volumes of approximately $40.0 million with the remainder attributed to positive price contribution.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2026	2025		Acquisitions
Service Center	$804.9	$761.6	$43.3	$1.8	$9.5	$32.0
Engineered Solutions	446.5	405.1	41.4	3.7	—	37.7
Total	$1,251.4	$1,166.7	$84.7	$5.5	$9.5	$69.7
Sales from our Service Center segment, which operates primarily in MRO markets, increased $43.3 million or 5.7% compared to the prior year quarter. Acquisitions within this segment increased sales by $1.8 million or 0.2% and foreign currency translation increased sales by $9.5 million or 1.3%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $32.0 million or 4.2%, due to higher volumes of approximately $13.0 million reflecting improving end-market demand and progress with internal growth initiatives across the United States, as well as positive price contribution of approximately $19.0 million.
Sales from our Engineered Solutions segment increased $41.4 million or 10.2%. Acquisitions within this segment increased sales by $3.7 million or 0.9%. Excluding the impact of businesses acquired, sales increased $37.7 million, or 9.3%, due to higher volumes of approximately $27.0 million primarily reflecting stronger demand across our fluid power and automation operations, as well as modest demand improvement across our flow control operations and the remainder is positive price contributions.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Three Months Ended March 31,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2026	2025		Acquisitions
United States	$1,107.1	$1,032.3	$74.9	$5.5	$—	$69.4
Canada	70.8	71.5	(0.7)	—	3.4	(4.1)
Other countries	73.5	62.9	10.6	—	6.1	4.5
Total	$1,251.4	$1,166.7	$84.8	$5.5	$9.5	$69.8

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales in our U.S. operations increased $74.9 million or 7.2%, as acquisitions added $5.5 million or 0.5%. Excluding the impact of businesses acquired, sales in the United States increased $69.4 million or 6.7% primarily reflecting stronger demand in the Engineered Solutions segment and the Service Center segment, as well as positive price contribution year over year. Sales from our Canadian operations decreased $0.8 million or 1.1%. Favorable foreign currency translation increased Canadian sales by $3.4 million or 4.8%. Excluding the impact of foreign currency translation, Canadian sales decreased $4.2 million or 5.9% due to softer end-market demand in the Service Center segment. Sales in other countries increased $10.6 million or 16.9%. Favorable foreign currency translation increased sales $6.1 million or 9.7%. Excluding the impact of foreign currency translation, sales in other countries increased $4.5 million or 7.2% due primarily to higher demand for fluid power solutions.
Our gross profit margin was 30.4% in the quarter ended March 31, 2026 compared to 30.5% in the prior year quarter. The gross profit margin for the current year quarter was negatively impacted by 0.3% due to higher LIFO expense as compared to the prior year quarter. This was partially offset from favorable mix impacts from the growth in revenues in the Engineered Solutions segment.
Segment gross profit margin for the Service Center segment decreased to 29.2% during the current year quarter compared to 29.3% in the prior year quarter due to higher LIFO expense that negatively impacted margins by 0.3%, partially offset by price contribution and channel execution. Segment gross profit margin for the Engineered Solutions segment of 32.6% remained the same during the current year quarter compared to the prior year quarter as higher LIFO expense negatively impacted margins by 0.3%, which was offset by favorable mix and price contribution.
The following table shows the changes in selling, distribution and administrative expense ("SD&A") (amounts in millions).

	Three Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2026	2025		Acquisitions
SD&A	$242.9	$225.9	$17.0	$1.7	$1.9	$13.4
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.4% of sales in both the current and prior year quarter. SD&A from businesses acquired added $1.7 million or 0.7% of SD&A expenses, including $0.1 million of intangibles amortization related to these acquisitions. Changes in foreign currency exchange rates increased SD&A during the quarter ended March 31, 2026 by $1.9 million or 0.8% compared to the prior year quarter. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $13.4 million or 6.0% during the quarter ended March 31, 2026 compared to the prior year quarter primarily due to higher compensation costs of $9.7 million.
Segment SD&A for the Service Center segment increased $8.8 million, to $125.6 million during the current year quarter from $116.8 million during the prior year quarter due primarily to higher compensation costs of $2.8 million, changes in foreign currency exchange rates of $1.9 million, and accounts receivable provisioning cost of $1.1 million. As a percentage of sales, segment SD&A was 15.6% in the current year quarter compared to 15.3% in the prior year quarter. Segment SD&A for the Engineered Solutions segment increased $6.6 million, to $94.1 million during the current year quarter from $87.6 million during the prior year quarter due to higher compensation costs of $4.6 million and accounts receivable provisioning cost of $1.1 million. As a percentage of sales, segment SD&A was 21.1% in the current year quarter compared to 21.6% in the prior year quarter primarily reflecting effective expense leveraging on higher sales levels.
Operating income increased $8.5 million or 6.6%, to $137.9 million in the current year quarter from $129.4 million during the prior year quarter, and as a percent of sales decreased to 11.0% from 11.1% during the prior year quarter.
Segment operating income for the Service Center segment increased $3.0 million to $109.4 million during the current year quarter, from $106.4 million during the prior year quarter due to higher revenues partially offset by higher SD&A expenses. As a percentage of sales, segment operating income decreased to 13.6% in the current year quarter from 14.0% in the prior year quarter primarily due to higher employee related costs and accounts receivable provisioning cost. Segment operating income for the Engineered Solutions segment increased $7.1 million to $51.6 million during the current year quarter from $44.5 million during the prior year quarter due to incremental gross profit on higher volumes, partially offset by higher SD&A expenses. As a percentage of sales, segment operating income increased to 11.6% in the current year quarter from 11.0% in the prior year quarter, primarily reflecting effective expense leveraging on higher sales levels.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company had net interest expense in the current year period of $2.4 million compared to $0.9 million in the prior year period primarily reflecting lower interest income on lower cash balances in the March 2026 quarter as compared to the prior year period.
Other expense, net, which represents certain non-operating items of income and expense, was expense of $0.4 million in the current year quarter compared to expense of $1.3 million in the prior year quarter. Current quarter expense primarily consists of unrealized losses on investments held by non-qualified deferred compensation trusts of $0.7 million and foreign currency transaction losses of $0.2 million, offset by life insurance income of $0.5 million. During the prior year quarter, other expense, net included $0.7 million in unrealized losses on investments held by non-qualified deferred compensation trusts and $1.0 million in foreign currency transaction losses.
The effective income tax rate was 26.2% for the quarter ended March 31, 2026 compared to 21.6% for the quarter ended March 31, 2025. The increase in the effective tax rate is primarily due to discrete tax expense from changes in estimates related to prior year tax returns of $2.5 million identified as part of the preparation of the tax return, coupled with lower benefit from the research and development tax credit due to lower qualifying activities in 2026. In the prior year period, there was a discrete tax benefit of $1.7 million from changes in estimates related to prior year tax returns.
As a result of the factors noted above, net income for the quarter ended March 31, 2026 increased less than $0.1 million compared to the prior year quarter. Diluted net income per share was $2.65 per share for the quarter ended March 31, 2026 compared to $2.57 per share in the prior year quarter, an increase of 3.1%.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Nine Months Ended March 31, 2026 and 2025
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Nine Months Ended March 31,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2026	2025
Net sales	100.0%	100.0%	8.2%
Gross profit	30.3%	30.2%	8.6%
Selling, distribution & administrative expense	19.5%	19.3%	9.4%
Operating income	10.8%	10.9%	7.4%
Net income	8.2%	8.5%	3.8%
During the nine months ended March 31, 2026, sales increased $275.3 million or 8.2% compared to the prior year, with sales from acquisitions adding $138.6 million or 4.2% and favorable foreign currency translation accounting for an increase of $10.9 million or 0.3%. There were 189 selling days in both the nine months ended March 31, 2026 and March 31, 2025. Excluding the impact of businesses acquired and foreign currency translation, sales increased $125.8 million or 3.7%, due to higher volumes of approximately $46.0 million and the remainder from positive price contribution.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Nine Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
	2026	2025		Acquisitions
Service Center	$2,334.7	$2,235.2	$99.5	$2.3	$10.9	$86.3
Engineered Solutions	1,279.3	1,103.5	175.8	136.3	—	39.5
Total	$3,614.0	$3,338.7	$275.3	$138.6	$10.9	$125.8
Sales from our Service Center segment increased $99.5 million or 4.5%. Acquisitions within this segment increased sales by $2.3 million or 0.1% and favorable foreign currency translation increased sales by $10.9 million or 0.5%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $86.3 million or 3.9%, due to higher volumes of approximately $39.0 million reflecting volume growth across the United States and the remainder from positive price contribution.
Sales from our Engineered Solutions segment increased $175.8 million or 15.9%. Acquisitions within this segment increased sales by $136.3 million or 12.3%. Excluding the impact of businesses acquired, sales increased $39.5 million or 3.6%, due to higher volumes of approximately $7.0 million primarily reflecting stronger demand across our fluid power and automation operations, as well as positive price contributions of approximately $32.0 million.
The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Nine Months Ended March 31,		Sales (Decrease) Increase	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2026	2025		Acquisitions
United States	$3,187.7	$2,919.1	$268.6	$138.6	$—	$130.0
Canada	220.6	220.8	(0.2)	—	3.0	(3.2)
Other countries	205.7	198.8	6.9	—	7.9	(1.0)
Total	$3,614.0	$3,338.7	$275.3	$138.6	$10.9	$125.8
Sales in our U.S. operations increased $268.6 million or 9.2%, as acquisitions added $138.6 million or 4.7%. Excluding the impact of businesses acquired, sales in the United States increased $130.0 million or 4.5%, reflecting volume growth and price

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

contribution in the Service Center segment, coupled with price contribution in the Engineered Solutions segment. Sales from our Canadian operations decreased $0.2 million or 0.1%. Favorable foreign currency translation increased Canadian sales by $3.0 million or 1.4%. Excluding the impact of foreign currency translation, Canadian sales were down $3.2 million or 1.5% primarily reflecting modest volume decline compared to the prior year. Sales in other countries increased $6.9 million or 3.5%. Favorable foreign currency translation increased sales $7.9 million or 4.0%. Excluding the impact of foreign currency translation, sales in other countries decreased $1.0 million or 0.5% due primarily to lower demand in Mexico.
Our gross profit margin was 30.3% in the nine months ended March 31, 2026 compared to 30.2% in the prior year. The gross profit margin for the current year period was positively impacted by favorable acquisition mix of 0.3%, partially offset by higher LIFO expense that negatively impacted margins by 0.3%.
Segment gross profit margin for the Service Center segment was 29.1% in both the nine months ended March 31, 2026 and the prior year period, as a 0.3% negative margin impact from higher LIFO expense was offset by price and channel execution. Segment gross profit margin for the Engineered Solutions segment increased to 32.6% during the current year compared to 32.5% in the prior year, as acquisition growth increased margins by 0.5%, partially offset by higher LIFO expense that negatively impacted margins by 0.3%.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Nine Months Ended March 31,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2026	2025		Acquisitions
SD&A	$705.4	$645.0	$60.4	$40.6	$2.2	$17.6
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and providing marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility related expenses. SD&A was 19.5% of sales in the nine months ended March 31, 2026 compared to 19.3% in the prior year, an increase of $60.4 million or 9.4% compared to the prior year. SD&A from businesses acquired added $40.6 million or 6.3% of SD&A expenses, including $6.3 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates increased SD&A during the nine months ended March 31, 2026 by $2.2 million or 0.3% compared to the prior year. Excluding the impact of businesses acquired and the unfavorable currency translation impact, SD&A increased $17.6 million or 2.8% during the nine months ended March 31, 2026 compared to the prior year primarily due to higher compensation costs.
Segment SD&A for the Service Center segment increased $13.7 million, to $371.1 million during the current year from $357.3 million during the prior year primarily due to higher compensation costs. As a percentage of sales, segment SD&A was 15.9% in the current year compared to 16.0% in the prior year. Segment SD&A for the Engineered Solutions segment increased $47.1 million, to $271.4 million during the current year from $224.3 million during the prior year, which reflects an increase of $36.9 million from acquisitions completed within this segment in fiscal 2025, coupled with higher compensation costs. As a percentage of sales, segment SD&A was 21.2% in the current year compared to 20.3% in the prior year primarily reflecting effective expense leveraging on higher sales levels.
Operating income increased $26.7 million or 7.4%, to $390.2 million in the current year period from $363.4 million during the prior year, and as a percentage of sales decreased to 10.8% from 10.9% during the prior year.
Segment operating income for the Service Center segment increased $15.5 million to $307.7 million during the current year, from $292.2 million during the prior year primarily due to higher revenues partially offset by higher SD&A expenses. As a percentage of sales, segment operating income increased to 13.2% in the current year from 13.1% in the prior year. Segment operating income for the Engineered Solutions segment increased $10.7 million to $145.4 million during the current year from $134.6 million during the prior year due to incremental gross profit on higher volumes and the impact from recent acquisitions, partially offset by higher SD&A expenses. As a percentage of sales, segment operating income decreased to 11.4% in the current year from 12.2% in the prior year, reflecting the impact of acquisitions in this segment in fiscal 2026, including increased amortization expenses from these acquisitions and increased employee related costs.
The Company had net interest expense in the current year period of $4.4 million compared to net interest income of $0.7 million in the prior year primarily reflecting lower interest income on lower cash balances as compared to the prior year.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other income, net was $0.7 million for the nine months ended March 31, 2026, which included unrealized gains on investments held by non-qualified deferred compensation trusts of $1.3 million and $0.8 million of life insurance income, offset by foreign currency transaction losses of $1.4 million. During the prior year period, other income, net was $1.8 million, which primarily consisted of unrealized gains on investments held by non-qualified deferred compensation trusts of $0.7 million, foreign currency transaction gains of $0.2 million, and life insurance income of $0.7 million.
The effective income tax rate was 23.4% for the nine months ended March 31, 2026 compared to 22.1% for the nine months ended March 31, 2025. The increase in the effective tax rate is primarily due to higher discrete tax expense from changes in estimates related to prior year tax returns of $2.5 million identified as part of the preparation of the tax return, coupled with lower benefit from the research and development tax credit due to lower qualifying activities in 2026. In the prior year period, there was a discrete tax benefit of $1.7 million from changes in estimates related to prior year tax returns. We expect our full year tax rate for fiscal 2026 to be in the 23.0% to 24.0% range.
As a result of the factors addressed above, net income for the nine months ended March 31, 2026 increased $10.8 million or 3.8% compared to the prior year. Diluted net income per share was $7.79 per share for the nine months ended March 31, 2026 compared to $7.33 per share in the prior year, an increase of 6.3%.
Recent Developments
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, as amended, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, during the nine months ended March 31, 2026, the Company evaluated all deferred tax balances under the newly enacted tax law and identified any other changes required to its financial statements as a result of the OBBBA. The provisions of the OBBBA did not have a material impact to our income tax expense or effective tax rate. We expect the provisions of the OBBBA to result in a reduction to our cash tax payments for our fiscal year ended June 30, 2026. The Company will continue to evaluate the impact of the OBBBA as additional guidance becomes available.
Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. We had total debt obligations outstanding of $365.3 million and $572.3 million as of March 31, 2026 and June 30, 2025, respectively. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at March 31, 2026 was $1,044.6 million, compared to $1,221.3 million at June 30, 2025. The current ratio was 2.9 to 1 at March 31, 2026 and 3.3 to 1 at June 30, 2025.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Nine Months Ended March 31,
Net Cash Provided by (Used in):	2026	2025
Operating Activities	$319,086	$345,337
Investing Activities	(28,751)	(290,585)
Financing Activities	(507,157)	(157,166)
Exchange Rate Effect	(19)	(5,361)
Decrease in Cash and Cash Equivalents	$(216,841)	$(107,775)
Cash provided by operating activities during the nine months ended March 31, 2026 declined $26.3 million as compared to the prior year primarily due to an increase in working capital of $60.7 million offset by higher net income of $10.8 million and higher deferred tax provision of $21.3 million reflecting the reduction of the deferred tax asset associated with capitalized R&D costs due to changes from OBBBA. The increase in working capital was due to (i) higher inventory of $36.9 million related to

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

strategically carrying incremental inventory levels to serve customer needs and (ii) lower cash inflow in accounts receivable of $31.3 million due to to timing of revenues generated in the March quarter.
Net cash used in investing activities during the nine months ended March 31, 2026 decreased from the prior primarily due to $11.4 million used for acquisitions in the nine months ended March 31, 2026 compared to $273.3 million used for acquisitions in the prior year.
Net cash used in financing activities during the nine months ended March 31, 2026 increased from the prior year due to higher share repurchase activity in 2026 coupled with higher debt repayments. The Company used $236.4 million of cash to repurchase 897,115 shares of common stock during the nine months ended March 31, 2026 as compared to $79.8 million used to repurchase 331,876 shares of common stock in the prior year. This was coupled with higher net long-term debt repayments in the current year of $207.0 million as compared to $25.1 million in the prior year.
Share Repurchases
The Board of Directors authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. At March 31, 2026, we had authorization to repurchase 402,885 shares. During the three months ended March 31, 2026, the Company acquired 346,479 shares of the Company's common stock on the open market for $93.0 million. During the nine months ended March 31, 2026, the Company acquired 897,115 shares of the Company's common stock on the open market for $236.4 million. During the three months ended March 31, 2025, the Company acquired 204,500 shares of treasury stock on the open market for $49.3 million. During the nine months ended March 31, 2025, the Company acquired 331,876 shares of treasury stock on the open market for $79.8 million.
On April 22, 2026, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company's common stock, replacing the prior authorization.
Borrowing Arrangements
A summary of both current and long-term debt is as follows (amounts in thousands):

	March 31, 2026	June 30, 2025
Revolving credit facility	$177,000	$384,000
Trade receivable securitization facility	188,300	188,300
Total debt	$365,300	$572,300
Revolving Credit Facility
In October 2025, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for ongoing working capital and other general corporate purposes. The revolving credit facility provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800.0 million. The new revolving credit facility also provides for a $25.0 million sublimit for swing line loans and a $50.0 million sublimit for letters of credit. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate (SOFR) plus a margin that ranges from 80 to 155 basis points based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $722.8 million at March 31, 2026 and is available to fund future acquisitions or other capital and operating requirements. This amount is net of outstanding letters of credit of $0.2 million at March 31, 2026 to secure certain insurance obligations. The interest rate on the revolving credit facility was 4.47% as of March 31, 2026.
At March 31, 2026, the Company had $177 million outstanding under its revolving credit facility, of which $18 million is classified as current based on the Company's intent to repay such amount within the next twelve months. The interest rate on the short term portion of the revolving credit facility was 4.42% as of March 31, 2026.
The new credit facility replaced the Company's previous credit facility agreement. Unused lines under the previous facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $515.8 million at June 30, 2025, and were available to fund future acquisitions or other capital and operating requirements. The interest rate on the revolving credit facility was 5.23% as of June 30, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company paid $1.6 million of debt issuance costs related to the new revolving credit facility in the nine months ended March 31, 2026, which are included in other current assets and other assets on the condensed consolidated balance sheet as of March 31, 2026 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility under ASC Topic 470 - Debt. As a result of this analysis, less than $0.1 million of unamortized debt issuance costs were expensed and included within interest expense, net on the condensed statements of consolidated income in the nine months ended March 31, 2026, and $0.8 million of unamortized debt issuance costs were rolled forward into the new credit facility and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million as of March 31, 2026 and June 30, 2025, to secure certain insurance obligations.
Trade Receivable Securitization Facility
In August 2018, the Company established a trade receivable securitization facility (AR Securitization Facility). The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. The AR Securitization Facility's maximum borrowing capacity is $250.0 million, fees on amounts borrowed are 0.90% per year, and the facility terminates on August 4, 2026. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of March 31, 2026 and June 30, 2025 was 4.58% and 5.32%, respectively. On July 10, 2025, the Company amended the AR Securitization Facility and extended the term to July 10, 2028, with no substantial changes in other terms.
The credit facility and the unsecured shelf facility contain restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At March 31, 2026, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). At March 31, 2026, the Company's net indebtedness was 0.3 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). The Company was in compliance with all financial covenants at March 31, 2026.
Cash Flow Hedge Maturity
As disclosed in Footnote 6 to this Form 10-Q, the interest rate swap the Company entered into in January 2019 matured on January 31, 2026. The Company reduced outstanding borrowings under its revolving credit facility by a net $207.0 million, using available cash to mitigate the impact of higher interest costs.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (amounts in thousands):

			March 31,	June 30,
			2026	2025
Accounts receivable, gross			$807,186	$786,161
Allowance for doubtful accounts			14,337	16,462
Accounts receivable, net			$792,849	$769,699
Allowance for doubtful accounts, % of gross receivables			1.8%	2.1%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Provision for (recovery of) losses on accounts receivable	$1,335	$(954)	$1,095	$2,652
Provision as a % of net sales	0.11%	(0.08)%	0.03%	0.08%
Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's locations.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

On a consolidated basis, DSO was 57.0 at March 31, 2026 compared to 56.6 June 30, 2025. As of March 31, 2026, approximately 1.2% of our accounts receivable balances are more than 90 days past due, compared to 2.1% at June 30, 2025.
On an overall basis, we recorded modest provisions for losses on uncollected receivables representing 0.03% of sales for the nine months ended March 31, 2026 compared to provision for losses of 0.08% of sales for the nine months ended March 31, 2025. This change is primarily in the U.S. operations of the Service Center segment due to less accounts receivable balances past due. Historically, this percentage is between 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on accounts receivable are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.4 and 4.3 for the periods ended March 31, 2026 and June 30, 2025, respectively.

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

Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of common stock in the quarter ended March 31, 2026 were as follows:

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	118,611	$270.33	118,611	630,753
February 1, 2026 to February 28, 2026	60,000	$273.65	60,000	570,753
March 1, 2026 to March 31, 2026	167,868	$265.07	167,868	402,885
Total	346,479	$268.36	346,479	402,885

(1)On April 29, 2025, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.
On April 22, 2026, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company's common stock, replacing the April 29, 2025 authorization. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 5.     Other Information

Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that (i) was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) that constituted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K 408(c) of the Securities Exchange Act of 1934, as amended, except as follows:
On February 26, 2026, Madhuri Andrews, one of the Company's directors, provided her irrevocable consent to contribute, at a later date, and subject to certain price thresholds established on February 26, 2026, 3,845 shares of the Company's common stock to an exchange fund in exchange for shares in that fund, subject to acceptance of such shares by the exchange fund. The irrevocable commitment letter constitutes a "non-Rule 10b5-1 trading arrangement."

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

4.3
Purchase and Sale Agreement dated as of August 31, 2018 among various entities listed on Schedule I thereto (including Applied Industrial Technologies, Inc.), as originators, Applied Industrial Technologies, Inc., as servicer, and AIT Receivables LLC, as buyer (filed as Exhibit 10.2 to Applied's Form 8-K filed September 6, 2018, SEC File No. 1-2299, and incorporated here by reference).

4.4
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

4.6
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

4.7
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

4.9
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

4.10
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

4.11
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

4.12
Credit Agreement dated as of October 24, 2025, among Applied Industrial Technologies, Inc., Key Bank National Association as Agent, and various financial institutions (filed as Exhibit 10.1 to Applied’s Form 8-K filed October 24, 2025, SEC File No. 1-2299, and incorporated here by reference).

10.1	Restricted Stock Award Terms and Conditions (Directors)

31	Rule 13a-14(a)/15d-14(a) certifications

32	Section 1350 certifications

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on
Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	April 28, 2026	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	April 28, 2026	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer