Form 10-K
period 2026-06-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2026-08-13
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2026

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2025): $9,513,847,000.

The registrant had outstanding 36,698,856 shares of common stock as of July 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2026 annual meeting of shareholders of Applied Industrial Technologies, Inc., are incorporated by reference into Parts II, III, and IV of this Form 10-K.

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
This Annual Report on Form 10-K for the year ended June 30, 2026 (this "Annual Report"), including the documents incorporated by reference, contains statements that are forward-looking, based on management's current expectations about the future. Forward-looking statements are often identified by qualifiers such as “guidance,” “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “forecast,” “may,” "potential," "optimistic" and derivative or similar words or expressions. Similarly, descriptions of our objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of Applied Industrial Technologies, Inc. ("Applied") and its management as to future occurrences and trends. Applied intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995, as amended, and by the Securities and Exchange Commission in its rules, regulations, and releases.

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

Applied believes its primary risk factors include, but are not limited to, those identified in the following sections of this Annual Report on Form 10-K: “Risk Factors” in Item 1A; “Narrative Description of Business,” in Item 1 and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. PLEASE READ THOSE DISCLOSURES CAREFULLY.

PART I

ITEM 1. BUSINESS.
In this Annual Report on Form 10-K for the year ended June 30, 2026 (this "Annual Report"), “Applied” refers to Applied Industrial Technologies, Inc., an Ohio corporation. References to “we,” “us,” “our,” and “the Company” refer to Applied and its subsidiaries. Headquartered in Cleveland, Ohio, Applied and its predecessor companies have engaged in business since 1923. Applied operates on a fiscal year ending June 30.
We are a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies and related maintenance supplies. Through our comprehensive network of approximately 6,900 employee associates and approximately 580 facilities including service center, fluid power, flow control, and automation operations, as well as repair shops and distribution centers, we offer a selection of more than 9.4 million stock keeping units with a focus on industrial bearings, power transmission products, fluid power components and systems, specialty flow control, and advanced factory automation solutions, as well as general maintenance products. Our customers use our products and services for both Maintenance, Repair, and Operations ("MRO"), Original Equipment Manufacturing ("OEM"), and new system install applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore.
Our internet address is www.applied.com. The following documents are available free of charge via hyperlink from the investor relations area of our website:
•Applied's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, together with Section 16 insider beneficial stock ownership reports - these documents are posted as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission;
•Applied's Code of Business Ethics;
•Applied's Board of Directors (our "Board" or "Board of Directors") Governance Principles and Practices;
•Applied's Director Independence Standards;
•Applied's Sustainability Report; and
•Charters for the Audit, Corporate Governance & Sustainability, and Executive Organization & Compensation Committees of Applied's Board of Directors.
The information available via hyperlink from our website is not incorporated into this Annual Report defined above.
GENERAL DEVELOPMENT OF BUSINESS
Information regarding current developments in our business can be found in Item 7 of this Annual Report defined above under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference.
INDUSTRY POSITION AND VALUE PROPOSITION
We serve virtually all industrial markets that require technical expertise and service as our products and solutions are directly tied to companies’ production processes, efficiency initiatives, and most critical operating assets. While our business has evolved with a broader portfolio of solutions and entrance into new markets in recent years, our core remains primarily focused on connecting world-class industrial products and technologies from leading suppliers to our customers' most critical operating assets. As such, we are integral to our customers’ supply chains considering the direct exposure our solutions have on our customers’ core production equipment and plant capabilities, where high cost of failure, product specification, and system complexity require premier local service and inventory availability, application expertise, and aftermarket support. While we compete with other distributors and service providers offering products and solutions addressing the industrial supply chain, we believe our industry position and value proposition benefits from relative advantages tied to the following key attributes:
1) Deep technical expertise in providing solutions to critical motion control systems and related service offerings;
2) Leading positions in engineered fluid power and flow control solutions;
3) Advanced capabilities and an established footprint across advanced automation solutions;
4) Broad in-stock product offering, local inventory availability, and repair capabilities;
5) Extensive technical knowledge and domain expertise of our customers' facility and production equipment;
6) Tenured relationships with industrial customers and leading suppliers;
7) Scale and proximity of our operations relative to customer facilities;
8) Local entrepreneurial culture and continuous improvement focus;
9) Complementary offerings including indirect consumable supply inventory management;

10) Talent acquisition and development of technical sales associates, engineers, and service personnel;
11) Business systems and distribution capabilities; and
12) Strong financial liquidity and access to capital.
Across our Company, we focus on helping customers minimize their production downtime, improve machine performance, and reduce overall procurement and maintenance costs, as well as optimize the efficiency and safety of their facilities, equipment, and production processes. Within our Service Center segment, we respond to critical “break-fix” situations, that demand knowledge of a customer’s facility, localized inventory, timely delivery capabilities, service execution, and accountability. In our Engineered Solutions segment, we design, engineer, and integrate solutions focused on making a customer’s operations and equipment more productive, cost and energy-efficient, and automated.
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
INDUSTRY AND COMPETITION
We primarily compete within North America which we believe offers significant growth potential given our industry position, our established distribution and sales network, market fragmentation, and customer technical requirements, as well as various secular and structural growth tailwinds developing across the industrial sector. Growth within our industry is influenced by broader industrial production and capacity utilization, as well as inflation, labor dynamics, capital spending, geopolitical events, factory optimization initiatives, changes in industrial equipment technologies, and supply chain requirements.
The broader industrial distribution market is highly fragmented with participants varying in size, product focus, and capabilities. Our principal competitors are specialist and general line distributors of bearings, power transmission products, fluid power components and systems, flow control solutions, industrial rubber products, linear motion components, and automation solutions, and, to a lesser extent, providers of tools, safety products, and other industrial and maintenance supplies. These competitors include local, regional, national, and multinational operations. We also compete with OEMs and integrators. The identity and number of our competitors vary throughout the geographic, industry, and product markets we serve.
STRATEGIC GROWTH AND OPERATIONAL OPPORTUNITIES
•Exposure to Industrial Mega Trends. We are favorably positioned to benefit from various secular tailwinds developing across the North American industrial market. This includes localizing and reshoring supply chains to North America, required infrastructure investments, greater equipment maintenance and system modernization on aged industrial assets, automation adoption and physical artificial intelligence ("AI") integration, and skilled labor shortages at customer's facilities. In addition, energy efficiency initiatives are driving a focus on optimizing equipment through greater technical maintenance and component upgrades, while our expertise and access to fluid conveyance and robotic solutions are providing new growth opportunities in areas such as datacenter infrastructure and semiconductor manufacturing. We believe our North America focus and comprehensive portfolio of technical solutions including motion control, fluid power, specialty flow control, and automation solutions will play a critical role in supporting these growth tailwinds.
•Service Center Initiatives. Our network of service centers located close to industrial companies allows us to respond quickly and effectively to critical MRO situations involving direct production infrastructure and industrial equipment. We believe our technical domain expertise and access to core industrial equipment across our customers' facilities position us as a leading partner in supporting technical MRO and production requirements. This position is strengthening as we fully leverage and cross-sell our expanded portfolio of fluid power, flow control, automation, and consumables solutions. In addition, investments in technology, predictive analytics, talent, and shared service functions have streamlined operating processes while enhancing our business intelligence and sales force productivity. We are also augmenting our local technical service through greater shop and conveyance capabilities, as well as investing in our digital and e-commerce channels.
•Leading Fluid Power and Flow Control Position. We provide innovative fluid power and flow control solutions including systems design and engineering, electronic control integration, software programming, valve actuation, compliance consulting, fabrication and assembly, and dedicated service and repair. Demand for these solutions is increasing across a variety of industrial, off-highway mobile, technology, and process related applications as a result of greater focus on power consumption, plant efficiency and automation, emissions control, remote monitoring, advancements in machining, regulatory and compliance standards, and data analytics. Of note, we expect to play a significant role in helping our OEM customers transition to electric-powered machinery given our leading engineering capabilities and supplier relationships. In addition, the ongoing build out of datacenter and semiconductor infrastructure is expanding the addressable market for fluid conveyance products and solutions, while demand for flow control solutions is benefiting from process infrastructure upgrades and energy transition efforts. Our strategy and teams are aligned to serve the rapid pace of innovation and investment developing across fluid power systems and process infrastructure in the coming years.
•Automation Expansion Potential. We have worked extensively in recent years to expand our Automation position through various acquisitions and organic growth initiatives. Combined with our legacy capabilities in pneumatic and control applications, today our automation solutions represent a more meaningful part of our sales and growth centered on the design, assembly, integration, and distribution of machine vision, robotics, digital networking, and motion control technologies. We see significant potential to further scale our automation operations in coming years given our internal initiatives, our M&A pipeline, a growing addressable market, cross-selling opportunities, and a developing long-term aftermarket. We expect various secular tailwinds to positively influence demand including structural labor constraints, a heightened focus on safety and quality, and North American reshoring activity. We believe these dynamics will accelerate the adoption of collaborative and mobile robots, machine vision, and Internet of Things solutions, as well as require strong application and engineering support that aligns well with our market approach and value proposition.
•Cross-Selling Opportunity. Through various acquisitions and internal initiatives, we have expanded the breadth of technical products and solutions we offer to customers. From flow control products supporting process maintenance to emerging robotic technologies addressing labor and safety initiatives at our customers’ facilities, the full suite of technical solutions we offer today is meaningful to our value proposition. We believe our expanded solutions portfolio, scale, and technical expertise is enhancing our cross-selling opportunity and share gain potential as customers continue to consolidate their spend with more capable distributors. Considering the embedded customer base across our legacy service center network, and an addressable market of over $80 billion and growing, we believe our cross-selling initiative represents a significant long-term growth opportunity. This includes accelerating our ability to expand with strategic accounts and penetrate faster growing market verticals such as food & beverage, semiconductor, datacenters, life sciences, pharmaceutical, power generation, and alternative energy.
•Margin Expansion Focus. We have a number of initiatives focused on driving operational improvements throughout the organization. Systems investments in recent years including common enterprise resource planning platforms are supporting opportunities in leveraging shared services, refining our sales management process, and standardizing pricing and sourcing functions, in addition to continued optimization of our shop and distribution network and related analytics. We also see sustainable mix tailwinds driving margin expansion as we continue to grow our higher-margin Engineered Solutions segment, which is approaching 40% of our total sales. In addition, as our growth profile and operating efficiencies have strengthened, we are experiencing a greater level of operating leverage. Combined with our history of cost accountability, continuous improvement culture, and potential AI efficiency benefits, we see an ongoing opportunity to optimize our margin profile and cash generation in coming years.
•Industry Consolidation and Acquisition Opportunities. Our customers’ supply chain focus is intensifying as they manage increasingly complex service requirements. This includes technology advancements, structurally higher inflation, geopolitics, an increased focus on supply chain and operational continuity, and greater U.S. manufacturing activity. We believe these considerations are accelerating consolidation across our sector both organically and through acquisitions as customers increase business with larger, more capable distributors and smaller providers face rising operational requirements. We are favorably positioned to benefit from industry consolidation in the coming years considering technical requirements associated with our industry segment, combined with our balance sheet capacity, acquisition experience, and service capabilities. Of note, we expect acquisitions to remain an important element of our growth potential moving forward given high industry fragmentation, greater operational and technical requirements, and supplier authorizations within the markets we serve. We believe our sourcing strategy, industry relationships, and operational discipline are key to our acquisition success. Over the near to intermediate term, our acquisition priorities are primarily focused on our current offerings including the ongoing expansion of our Engineered Solutions segment, as well as opportunistic acquisitions across our Service Center segment that further enhance our organic growth profile, margin improvement, and value-added service capabilities.

OPERATIONS
Our distribution and sales network consists of approximately 420 facilities in our Service Center segment and approximately 160 facilities in our Engineered Solutions segment. This includes service centers, distribution centers, and facilities tied to our fluid power, flow control, and automation operations. Our service centers resemble local inventory hubs located in close proximity to our customers and focused primarily on technical-MRO related fulfillment and service needs. Our fluid power, flow control, and automation facilities support technical and shop-oriented services integral to the more specialized and integrated nature of the products and solutions we provide. Other operations and channels through which we market include inventory management services for indirect consumable supplies and digital solutions including our Applied.com website, electronic data interchange, and other electronic interfaces with customers' technology platforms and plant maintenance systems.
Our distribution centers provide daily service to our service centers, helping replenish inventories and shipping products directly to customers where appropriate. An efficient supply chain and timely delivery of our products is vital to our value proposition particularly when customers require products for emergency repairs. We utilize a combination of dedicated third-party transportation providers and our own delivery vehicles, as well as surface and air common carrier and courier services. Customers may also pick up items at our service centers. We maintain product inventory levels at each service center tailored to the local market. These inventories consist of standard items as well as other items specific to local customer demand.
Our operations are primarily based in the United States where 88% of our 2026 sales were generated. We also have international operations, the largest of which is in Canada (6% of 2026 sales) with the balance (6% of 2026 sales) in Mexico, Australia, New Zealand, Singapore, and Costa Rica.
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
Our product suppliers typically confine their direct sales activities to large-volume transactions, mainly with large original equipment manufacturers. The suppliers generally do not sell maintenance and repair products directly to the customer but instead refer the customer to us or another distributor to fulfill this need.
MARKETS SERVED
We purchase products from thousands of product manufacturers and resell them to thousands of customers in a wide variety of industries, including food processing, aggregates, chemicals and petrochemicals, fabricated metals, forest products, industrial machinery and equipment, life sciences, mining, oil and gas, primary metals, technology, transportation, and utilities, as well as to government entities. Customers range from very large businesses, with which we may have multiple-location relationships, to small local businesses. We are not significantly dependent on a single customer or group of customers, the loss of which would have a material adverse effect on our business as a whole, and no single customer accounts for more than 5% of our 2026 sales.
SERVICES
We believe part of our success, differentiation, and competitive advantage is attributable to the comprehensive set of services and solutions we provide, which we view as critical given the technical nature and application of our core product offering of motion, power, control, and automation technologies. The foundation of our service capabilities lies with our technically-oriented associate team, which includes engineers, industry segment specialists, mechanics, technicians, fluid power specialists, as well as our systems, shop network, and supplier relationships. We believe knowledge and service capabilities relating to our core product offering are increasingly needed across our customer base given skilled labor constraints within their operations, maintenance requirements, and more sophisticated plant equipment and processes. Our services and solutions help customers minimize production downtime, improve machine performance, expand their engineering capabilities, and reduce overall procurement and maintenance costs. By providing high levels of service, product and industry expertise, and technical support, while at the same time offering product breadth and competitive pricing, we believe we develop stronger, longer-lasting, and more valuable customer relationships. See the Reportable Segments section for more detail on the various service solutions we provide to customers.

REPORTABLE SEGMENTS
We report results of operations in two segments: (1) Service Center and (2) Engineered Solutions. In 2026, our Service Center segment represented 64% of our total sales, while our Engineered Solutions segment represented 36% of our total sales.
Service Center. Our Service Center segment represents our MRO-focused distribution operations across North America, Australia, and New Zealand. This business operates through local service centers and distribution centers with a focus on providing products and services addressing the maintenance and repair of production equipment and motion control infrastructure. Products primarily include industrial bearings, motors, belting, drives, couplings, pumps, linear motion products, hydraulic and pneumatic components, filtration supplies, and hoses, as well as other related supplies for general operational needs of customers’ machinery and equipment.
Service center facilities are stocked with product inventory tailored to each local market and staffed with customer sales and service representatives, and account managers, as well as product and industry specialists. Customer sales and service representatives receive, process, and expedite customer orders, provide product information, and assist account managers in serving customers. Account managers make onsite calls to customers to provide product information, identify customer requirements, make recommendations, and assist in implementing equipment maintenance and storeroom management programs. Product and industry specialists assist with product applications in their areas of expertise. Service centers market product offerings with a suite of services that create additional value for the customer. This includes onsite training, product fabrication and repair, and inventory management solutions. We also provide analysis and measurement of productivity improvement and cost savings potential from these services through our Applied Documented Value-Added® (DVA®) reports.
In addition, the segment includes operations focused on certain end markets and indirect consumable supplies through vendor managed inventory solutions, as well as regional fabricated rubber shops and service field crews, which install, modify, and repair conveyor belts and rubber linings, and make hose assemblies in accordance with customer requirements.
Engineered Solutions. Our Engineered Solutions segment represents our operations that specialize in distributing, engineering, designing, integrating, and repairing hydraulic and pneumatic fluid power technologies, engineered flow control products and services, and automation technologies. Within the United States, we believe we are the largest distributor and solutions provider of fluid power products, as well as one of the largest distributors and solutions providers of industrial flow control and advanced automation technologies.
Our fluid power operations offer products and services primarily used within industrial, mobile, and technology applications. Fluid power products include hydraulic and pneumatic technologies using liquids and gases to transmit power, typically in smaller spaces than other forms of power transmission. Hydraulic products offer high power-to-weight ratios, high torque at low speeds, and power reliability, while pneumatic products are focused on lightweight applications in need of speed and precision. Our fluid power products and solutions are commonly used for off-highway mobile equipment; stationary industrial equipment and machines at factories; marine and offshore equipment; factory automation; food processing equipment; packaging operations; and downstream energy process systems. Operations are supported by a team of certified fluid power specialists, mechanics, technicians, and engineers that provide technical services ranging from system design and integration, electronic control integration, hydraulic assemblies, repair and rebuild, manifold design and assembly, cylinder rebuilds, hose assembly, customized filtration solutions, software programming and repair, hydraulic system retrofits, and integration of autonomous and electrification features.
Our specialty flow control operations provide highly engineered process flow control products, solutions, and services. Products include pumps, valves, fittings, hoses, process instrumentation, actuators, motors, and filtration supplies which are used to control the flow of liquids and gases in mission-critical industrial applications. Process flow control systems are highly complex given the specified nature of applications in harsh industrial or high-purity operating environments. Our flow control products and services are focused on MRO-related applications; OEMs; and engineering, procurement, and construction firms across a variety of industries including chemicals, steel, power, oil and gas, pulp and paper, life sciences, pharmaceuticals, food and beverage, technology, and general industrials. Similar to our fluid power operations, our flow control offering includes technical service capabilities such as flow control systems integration, pump repair services, valve actuation, skid-mounted assembly, kitting, process instrumentation, parts fabrication, and compliance consulting. Our flow control solutions are also increasingly used in applications tied to infrastructure required for decarbonization initiatives, including providing technical support for the configuration, assembly, and testing of process systems.
Our advanced automation operations provide solutions focused on the design, engineering, assembly, integration, and distribution of machine vision, collaborative robots, mobile robots, RFID (radio-frequency identification), industrial networking, motion control, and machine learning technologies for OEMs, machine builders, integrators, and other industrial and technology end users. Products and solutions are used in discrete production environments and marketed across a variety of industries including semiconductor, medical, life sciences, biotechnology, automotive, datacenters, food and beverage, logistics, consumer packaging, metalworking, and general industrial. Our automation business helps customers develop, produce, and integrate machine and facility automation solutions using comprehensive technology and application knowledge. A core element of our strategy and value proposition within automation is our value-added and engineered solution capabilities, enabling us to provide in-depth consultative design, engineering, assembly, testing, and support services for various customer requirements.
HUMAN CAPITAL
We attribute our business success to talented, dedicated employee associates who live our core values of integrity, respect, customer focus, commitment to excellence, accountability, innovation, continuous improvement, and teamwork.
At June 30, 2026, we had approximately 6,900 associates across seven countries, with geographic and segment distribution as follows:

Country	Associates	Segment	Associates
United States	5,300	Service Center	4,100
Canada	700	Engineered Solutions	2,500
Other Countries	900	Other	300
Associate Recruitment, Development, and Retention. We strive to attract, develop, and retain high-performing associates with unique skills, ideas, capabilities, and experiences, to empower them to achieve their potential, and to provide them opportunities to increase their skills and responsibilities and advance their careers. Applied’s commitment to its associates is reflected in our investments in both development and talent management. All associates are encouraged to participate in training to improve existing skills and develop new capabilities to further their professional development and achieve their own goals. Training opportunities include a wide array of internally facilitated training courses (both skilled and competency based), supplier product training, and other third-party courses. Training is delivered through a modern social learning platform and in-person training. In addition to a formal annual performance review process, Applied leaders are encouraged to provide frequent, timely, and meaningful feedback to each associate, and we solicit input from our associates through various engagement surveys and other tools to obtain valuable insights into workplace culture and identify strengths and uncover areas for improvement.
Compensation, Benefits, and Well-Being Support. We seek to provide competitive compensation and benefits in order to attract and retain high-quality associates. In the United States, Applied offers comprehensive benefits with choices to fit our associates’ varied needs, including the following: medical, dental, vision, and prescription drug insurance; short and long-term disability benefits; life insurance plans; Section 401(k) retirement savings plan with company match; paid vacations and holidays; incentive programs in support of our pay for performance culture; an employee assistance program; and an educational reimbursement program. Similar benefits are offered to associates outside the United States to the extent considered appropriate through plans that meet local requirements. In addition to providing tools to our managers to help identify and provide resources on associate mental health needs, we continue our efforts to meet employees on their well-being journey through our Healthy You! program, which encourages associates to focus on their physical and mental wellness.
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
Health and Safety. Applied is also committed to the safety and overall welfare of our associates. In the United States, all associates are required to complete specific assigned online training courses annually, which include offerings on workplace safety hazards and vehicle safety. In addition, role-specific training is assigned based on the types of hazards associates may face while carrying out their job function, such as training modules on operating in confined spaces, forklift operation, and lockout/tagout procedures. Our U.S. associates completed approximately 52,000 safety training courses during 2026, helping to raise awareness of workplace risks.
SEASONALITY
Our business exhibits minor seasonality. Sales per day during the first half of our year are historically slightly lower than in the second half due, in part, to the impact of customer plant shutdowns, summer vacations and holidays.

PATENTS, TRADEMARKS, TRADE NAMES, AND LICENSES
Customer recognition of our service marks and trade names, including Applied Industrial Technologies®, Applied®, and AIT®, as well as recently acquired trade names, is an important contributing factor to our sales. Patents and licenses are not of material importance to our business.
RAW MATERIALS AND GENERAL BUSINESS CONDITIONS
Our operations are dependent on general industrial and economic conditions. We would be adversely affected by the unavailability of raw materials to our suppliers, prolonged labor disputes experienced by suppliers or customers, or by events or conditions that have an adverse effect on industrial activity in the markets we serve or on key customer industries.
ENVIRONMENTAL LAWS
We believe that compliance with government regulations relating to the discharge of materials into the environment or otherwise relating to environmental protection will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

ITEM 1A. RISK FACTORS.
In addition to other information set forth in this report, you should carefully consider the following risk factors that could materially affect our business, financial condition, or results of operations and that could make an investment in Applied more speculative or risky. Certain risks are discussed in more detail in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations.” This information is incorporated here by reference. Because of the risk factors discussed herein, past financial performance should not be considered a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Cautionary Statements” in Item 7.
ECONOMIC AND INDUSTRY RISKS
Our business depends heavily on the operating levels of our customers and the factors that affect them, including general economic conditions. If our customers reduce their operating levels, we may experience pricing pressures, difficulty in managing inventory, challenges in forecasting, and other adverse effects. The markets for our products and services are subject to conditions or events that affect the demand for goods and materials that our customers produce. Consequently, demand for our products and services has been and will continue to be influenced by most of the same factors that affect demand for and production of customers' goods and materials.
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
If our customers become unable or unwilling to pay amounts owed to us under unsecured trade credit arrangements it could materially and adversely affect our financial condition and results of operations. We extend unsecured trade credit to a broad range of customers across many industries. If our customers become financially distressed and experience deterioration in their cash flow or operating and financial performance due to economic downturns, competitive pressures, or reduced demand for their products, they may not be able to make scheduled payments, or may delay payment, of amounts due to us.
Supply chain disruptions could hinder our ability to meet demand, resulting in increased costs, or force us to find alternative suppliers which may be difficult to identify or more expensive to engage, thereby adversely affecting our results of operations, financial condition, and reputation. Our supply chain, including transportation availability, staffing, and cost, could be disrupted by natural or human-induced events or conditions, such as power or telecommunications outages; security incidents; terrorist attacks; war; other geopolitical events; public health crises; earthquakes; extreme weather events; fire; flood; other natural disasters; transportation disruption; labor actions, including strikes; raw materials shortages; financial problems or insolvency; trade regulations or actions; inadequate manufacturing capacity or utilization to meet demand; or other reasons beyond our control. These supply chain disruptions may result in increased costs which we may be unable to pass along to customers. In addition, if these disruptions cause us to look for acceptable alternative sources of products, they may cost more. These potential impairments to our ability to meet customer demand could result in lost sales, increased costs, reduced profitability, and damage to our reputation.
Consolidation in our customers' and suppliers' industries could impede our ability to negotiate favorable commercial terms in our purchase and sale contracts, placing pressure on our prices and leading to volatility in our sales, thereby adversely affecting our business and financial results. Consolidation continues among both our customers as well as our product suppliers. As customer industries consolidate or customers otherwise aggregate their purchasing power, a greater proportion of our sales could be derived from large volume contracts, which could adversely impact margins and other commercial terms that could allocate greater risk to us. Consolidation among customers can produce changes in their purchasing strategies, potentially shifting blocks of business among competing distributors and contributing to volatility in our sales and pressure on prices.
Similarly, continued consolidation among suppliers could reduce our ability to negotiate favorable pricing and other commercial terms for our inventory purchases, and we may be unable to take advantage of consolidation trends.
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
Our operations outside the United States increase our exposure to global economic and political conditions and currency exchange volatility, which may negatively impact our profitability. Foreign operations contributed 12% of our sales in 2026. This presence outside the United States increases risks associated with exposure to more volatile economic conditions, political instability, cultural and legal differences in conducting business (including corrupt practices), economic and trade policy actions. In addition, our foreign operations' results are reported in local currency and then translated into U.S. dollars at applicable exchange rates, which opens us up to risks associated with potential currency exchange fluctuations. Fluctuations in exchange rates, devaluations, and limitations on the conversion of foreign currencies into U.S. dollars may result in decreased revenues or profits.
STRATEGIC AND OPERATIONAL RISKS
Our business could be adversely affected if we do not successfully execute our operational and growth strategies, including our strategies to grow our sales and earnings. We have numerous strategies and initiatives to grow sales, leveraging the breadth of our product offering, supplier relationships, and value-added technical capabilities to differentiate us from our competitors and improve our competitive position. We also continually seek to enhance gross margins, manage costs, and otherwise improve earnings. Many of our activities target improvements to the consistency of our operating practices across all of our facilities. The development and implementation of these activities and initiatives requires us to devote significant time and to expend, or in some cases divert, significant resources. We may incur unanticipated costs, fail to meet projected implementation timelines or otherwise implement an initiative effectively, or not fully realize an initiative’s objectives or expected benefits. Any such occurrence may decrease our profitability, cause us to not achieve short- or long-term financial goals, harm our competitive position, or otherwise adversely affect our results of operations or financial condition.
Loss of key supplier authorizations, lack of product availability, or changes in distribution programs could adversely affect our sales and earnings. Our business depends on maintaining an immediately available supply of various products to meet customer demand. Many of our relationships with key product suppliers are longstanding, but are terminable by either party. The loss of key supplier authorizations or a substantial decrease in the availability of their products (including due to supply chain disruptions, as noted above), could put us at a competitive disadvantage and have a material adverse effect on our business.
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
The purchasing incentives we earn from product suppliers can be impacted if we reduce our purchases in response to declining customer demand which may adversely affect our profitability. Certain product suppliers offer their distributors, including us, incentives for purchasing their products. In addition to market, customer account-specific, or transaction-specific incentives, certain suppliers pay incentives to us for attaining specific purchase volumes during a program period. In some cases, to earn incentives, we must achieve year-over-year growth in purchases with the supplier. When customer demand for products declines, we may be less inclined to build inventory to take advantage of certain incentive programs, thereby potentially adversely impacting our profitability.
Volatility in product, energy, labor, and other costs can affect our profitability and our relationships with our suppliers and customers. Our business, including our pricing levels, is subject to fluctuations in various costs across our product and service offerings. Product manufacturers may adjust the prices of products we distribute for many reasons, including changes in their costs for raw materials, components, energy, labor, and tariffs and taxes on imports. Our own distribution costs vary with changes in the pricing of fuel for our sales and delivery vehicles, freight expenses including tariffs and taxes on imports, and utility expenses for our facilities. After the cost of the products we sell, labor costs are our largest expense. We may experience labor shortages and higher labor costs as a result of a tightening labor market as well as salary and wage inflationary pressures in the environments in which we operate. Our ability to pass along increases in our costs in a timely manner to our customers depends on our ability to execute pricing changes, market conditions, and contractual limitations. Failing to timely pass along price increases (particularly in an inflationary environment), or not maintaining sales volume while increasing prices, could significantly reduce our profitability. It could also place pressure on, or even damage, our relationships with our customers, suppliers, and other third-party service providers.
While increases in the cost of products, labor, or energy could be damaging to us, decreases in those costs, particularly if severe, could also adversely impact us by creating deflation in selling prices, which could cause our gross profit margin to deteriorate. Changes in energy or raw materials costs can also adversely affect customers. For example, declines in oil, gas, and coal prices may negatively impact customers operating in those industries and, consequently, reduce our sales to those customers.
Changes in customer or product mix and downward pressure on sales prices could cause our gross profit percentage to fluctuate or decline. Because we serve thousands of customers in many end markets and offer millions of products with varying profitability levels, changes in our customer or product mix could cause our gross profit percentage to fluctuate or decline. Downward pressure on sales prices could also cause our gross profit percentage to fluctuate or decline. We can experience downward pressure on sales prices because of deflation, pressure from customers to reduce costs, shifts in customer preference to less costly products, or increased competition.
Our ability to transact business is highly reliant on information systems. A disruption or security breach could materially affect our business, financial condition, or results of operations. We depend on information systems to, among other things, process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, ship products to customers on a timely basis, maintain cost-effective operations, provide superior service to customers, conduct business communications, and compile financial results. A serious, prolonged disruption of our information systems due to man-made or natural causes, including power or telecommunications outage, or breach in security, could materially impair fundamental business processes, increase expenses, decrease sales, or otherwise reduce earnings.
We are vulnerable to the growing threat of damage or intrusion from computer viruses or other cyber-attacks, including ransomware and business e-mail compromise, on our information systems due to our reliance on our information systems. These existing threats continue to grow and evolve, and any compromise of our information systems or those of businesses with which we interact, that results in regulated data or confidential information being accessed, obtained, damaged, disclosed, destroyed, modified, lost, or used by unauthorized persons could harm our reputation. It may also expose us to regulatory actions, supplier or customer attrition, remediation expenses, and claims from customers, suppliers, employees, financial institutions, and other persons, any of which could materially affect our business, financial condition, or results of operations.
Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems or data on such systems change frequently and are becoming increasingly sophisticated, particularly with the expanded use of artificial intelligence, we may be unable to anticipate these techniques or implement adequate measures to prevent unauthorized access to our information systems. Even if we detect a cybersecurity incident, the nature and extent of that cybersecurity incident may not be immediately clear. Based on the sophistication of the threat and the size and complexity of our information system, among other factors, an investigation into a cybersecurity incident could take a significant amount of time and money to complete. In addition, while an investigation is ongoing, we may not know the full extent of the harm caused by the threat, and such harm may spread both internally and externally to third parties. These factors may inhibit our ability to provide rapid, complete, and reliable information about cybersecurity incidents to third parties, as well as the public. It may also be unclear how best to contain and remediate any harm caused by a cybersecurity incident. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident to our business and materially impact our financial condition and results of operations.
Our information technology and enterprise risk management efforts cannot eliminate all systemic risk. Breaches of our systems could not only cause business disruption, but could also result in the theft of funds; the theft, loss, or disclosure of proprietary or confidential information; or the breach of customer, supplier, or employee information. A security incident involving our systems or even an inadvertent failure to comply with data privacy and security laws and regulations could negatively impact our sales, damage our reputation, and cause us to incur unanticipated legal liability, remediation costs, and other losses and expenses.
Acquisitions are a key component of our anticipated growth. We may not be able to identify or complete future acquisitions, integrate them effectively into our operations, or realize their anticipated benefits. Many industries we serve are mature. As a result, acquisitions have been, and will continue to be, important to our growth. While we wish to continue to make acquisitions, we may not be able to identify and to negotiate suitable acquisitions, to obtain financing for them on satisfactory terms, or to otherwise complete acquisitions. In addition, existing and future competitors, as well as private equity firms, increasingly compete with us for acquisitions, which can increase the cost of potential acquisitions and reduce the number of suitable opportunities. Acquisitions made by competitors can also adversely impact our market position.
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
Further, even if we successfully integrate an acquired business with our operations, we may not be able to realize cost savings, sales, profit levels, or other benefits that we anticipate, either as to amount or in the time frame we expect. Our ability to realize anticipated benefits may be affected by a number of factors, including the following: our ability to achieve planned operating results, reduce duplicative expenses and inventory effectively, and consolidate facilities; economic and market conditions; the incurrence of significant integration costs or charges in order to achieve those benefits; our ability to retain key product supplier authorizations, customer relationships, and employees; our ability to address competitive, distribution, and regulatory challenges arising from entering into new markets (geographic, product, service, end-industry, or otherwise), especially those in which we may have limited or no direct experience; and exposure to unknown or contingent liabilities of the acquired company. In addition, acquisitions could place significant demand on our administrative, operational, and financial resources.
An interruption of operations at our headquarters or distribution centers, or in our means of transporting product, could adversely impact our business. Our business depends on maintaining operating activity at our headquarters and distribution centers and being able to receive and deliver product in a timely manner. A serious, prolonged interruption due to power or telecommunications outages, security incidents, terrorist attacks, war, public health emergencies, earthquakes, extreme weather events, other natural disasters, fire, flood, transportation disruption, or other interruptions could damage our relationships and reputation, and have a material adverse effect on our business and financial results.
FINANCIAL AND REPORTING RISKS
Our indebtedness entails debt service commitments that could adversely affect our ability to fulfill our obligations and could limit or reduce our flexibility. As of June 30, 2026, we had total debt obligations outstanding of $262.3 million. Our ability to service our debt and fund our other liquidity needs will depend on our ability to generate cash in the future. Our debt commitments may (i) require us to dedicate a substantial portion of our cash flows from operations to the payment of debt service, reducing the availability of our cash flow to fund planned capital expenditures, pay dividends, repurchase our shares, complete other acquisitions or strategic initiatives, and other general corporate purposes; (ii) limit our ability to obtain additional financing in the future (either at all or on satisfactory terms) to enable us to react to changes in our business or execute our growth strategies; and (iii) place us at a competitive disadvantage compared to other companies in our industry that may have lower levels of indebtedness. Additionally, our inability to comply with covenants in the instruments governing our debt could result in an event of default. Any of the foregoing events or circumstances relating to our indebtedness may adversely affect our business, financial position, or results of operations and may cause our stock price to decline.
In addition, changes to the credit markets could result in credit markets tightening or create an instance where obtaining additional or replacement financing could be more difficult and the cost of issuing new debt or replacing a credit facility could increase.
For more information regarding borrowing and interest rates, see the following sections in this Form 10-K: “Liquidity and Capital Resources” in Item 7 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations;” Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk;” and Notes 6 and 7 to the consolidated financial statements, included in Item 8 under the caption “Financial Statements and Supplementary Data.” That information is incorporated here by reference.
Our ability to maintain effective internal control over financial reporting may be insufficient to allow us to accurately report our financial results or prevent fraud, and this could cause our financial statements to become materially misleading and adversely affect the trading price of our common stock. We require effective internal control over financial reporting in order to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, collusion, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial statements and effectively prevent fraud, our financial statements could be materially misstated which could adversely affect the trading price of our common stock.
If we are not able to maintain the adequacy of our internal control over financial reporting, or if we are unable to implement (or experience difficulty in implementing) required new or improved controls, our business, financial condition, and operating results could be harmed. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely impacted. This, in turn, could materially harm our business, financial condition, and the market value of our common stock and require us to incur additional costs to improve our internal control systems and procedures. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts, and others could also be damaged.
Goodwill, long-lived, and other intangible assets recorded as a result of our acquisitions could become impaired and negatively impact our operating results and profitability. We review goodwill and long-lived assets, including property, plant, equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. In addition, we review goodwill on a reporting unit basis annually for impairment in our third quarter. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.
As of June 30, 2026, our balance sheet includes $704.7 million of goodwill and $312.8 million of other intangible assets, net. The techniques used in our qualitative assessments for impairment and goodwill impairment tests incorporate a number of estimates and assumptions that are subject to change. Any changes to these assumptions and estimates due to market conditions or otherwise may lead to an outcome where impairment charges would be required in future periods.
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
We are subject to complex laws, rules, and regulations and any failure to comply could result in the imposition of sanctions or other penalties, or the institution of litigation, any of which may have a material adverse effect on our business. We are subject to a wide array of laws and regulations, including with respect to taxes, international trade including import and export requirements, anti-bribery and anti-corruption laws, anti-competition laws, employment laws, and data privacy laws. We are also subject to governmental audits and inquiries in the normal course of business operations. Changes in the legal and regulatory environment in which we operate, including any governing body's responses to any legal or regulatory changes enacted by the United States, could adversely and materially affect our operating results.
In addition, from time to time, we are involved in lawsuits or other legal proceedings that arise in the normal course of business operations. In the past, these proceedings have related to product liability claims, commercial disputes, personal injuries, and employment-related matters. We expect to continue to be involved in legal proceedings in the ordinary course of business in the future. The defense and ultimate outcome of such proceedings may result in higher operating expenses, the inability to participate in existing or future government contracts, or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, or results of operations.
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
A global or regional health pandemic or epidemic has and in the future could negatively impact our business, results of operations and financial condition. The emergence, severity, magnitude, and duration of global or regional pandemics, epidemics, or other health crises are uncertain and difficult to predict. The COVID-19 pandemic created significant volatility, uncertainty, and economic disruption, and resulted in lost or delayed sales to us, and we experienced business disruptions as we modified our business practices. A similar pandemic or other epidemic, together with preventive measures taken to contain or mitigate such crises, could impact our results of operations and financial condition in a variety of ways, such as: impact our customers such that the demand for our products and services could change; disrupt our supply chain and impact the ability of our suppliers to provide products as required; disrupt or limit our ability to sell and provide our products and services and otherwise limit our ability to operate or otherwise operate effectively; increase incremental costs resulting from the adoption of preventive measures and compliance with regulatory requirements; create financial hardship on customers, including by creating restrictions on their ability to pay for our services and products; result in closures of our facilities or the facilities of our customers or suppliers; and reduce customer demand on purchasing incentives we earn from suppliers.
In addition, a pandemic or other public health emergency could impact the proper functioning of financial and capital markets, foreign currency exchange rates, product and energy costs, labor supply and costs, and interest rates. Any pandemic or other public health emergency could also amplify the other risks and uncertainties described in this Annual Report.
We cannot reasonably predict the ultimate impact of any pandemic or other public health emergency, including the extent of any adverse impact on our business, results of operations and financial condition, which will depend on, among other things, the duration and spread; the impact of governmental regulations that may be imposed in response; the effectiveness of actions taken to contain or mitigate the outbreak, the availability, safety and efficacy of vaccines, including against emerging variants of the infectious disease; and global economic conditions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.
RISK MANAGEMENT AND STRATEGY
Our cybersecurity program is informed by various industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and our security management is ISO/IEC 27001:2022 certified. Our management, with oversight from our Board, performs an annual enterprise-wide risk assessment (ERA) to identify key existing and emerging risks. One of the main risks identified and assessed annually through this process is cybersecurity and data privacy, which remains a key focus for us and our Board.

We maintain multiple layers of security designed to detect and block cybersecurity events, as well as employ a dedicated team of cybersecurity personnel and professionals, who assist our Vice President – Information Technology in helping to assess, identify, monitor, detect and manage cybersecurity risks, threats, vulnerabilities, and incidents. Further, we have various processes and programs designed to manage cybersecurity risks associated with our use of third-party vendors and suppliers.
When we implement significant changes to our information systems, we conduct risk-based security and privacy impact assessments and deploy technical safeguards that are designed to reasonably protect our technology and information systems from cybersecurity threats. We actively monitor and proactively research potential cybersecurity threats to our information systems, and we use what we learn to evolve our security controls over time to mitigate risks posed by such threats.
We also engage third party service providers when necessary to both expand our capabilities and capacity as well as assess the effectiveness of our cybersecurity program, including hosting regular table-top exercises meant to evaluate and improve the overall effectiveness of our cybersecurity program.
Our Incident Response Plan provides a framework for responding to cybersecurity incidents. The plan governs activities such as preparation, detection, coordination, eradication, and recovery, as well as appropriate escalations to our senior management and Board and disclosure under applicable rules and regulations. The Incident Response Plan is routinely reviewed and updated as appropriate by our Vice President – Information Technology and other senior management members.
We provide recurring mandatory information security training (which includes cybersecurity training) to our associates based on access, risk, roles, and behaviors.
Overall, we implement, develop, and maintain systems and operate programs that seek to prevent and mitigate the impact of cybersecurity incidents. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems or data on such systems, change frequently, we must continually monitor and update these systems and programs. See “Risk Factors” in Item 1A of Part I in this Annual Report for additional information on risks related to our business, including risks related to cybersecurity incidents and privacy and data protection.
GOVERNANCE
Our Vice President – Information Technology leads our assessment and management of cybersecurity risk. Reporting directly to our President & Chief Executive Officer, the incumbent is a member of our senior management team, providing cybersecurity updates to that group monthly, with more frequent updates as needed. He has more than 35 years of experience within industrial distribution, the majority of which was focused on managing and maintaining information systems. In addition, he leads a team of individuals that focus on monitoring our information systems and data for intentional and unintentional actions that could cause harm to our information systems or the data on such systems.
As indicated above, we, with oversight from the Board, perform an annual ERA and cybersecurity is among the main risks identified by the ERA for Board-level oversight. Our full Board has oversight of our efforts in cybersecurity and meets regularly with our Vice President – Information Technology (three times during 2026) on our cybersecurity risks and programs. The Board is also updated as needed on cybersecurity threats, incidents, or new developments in our cybersecurity risk profile.

ITEM 2. PROPERTIES.
We believe having a local presence is important to serving our customers; therefore, we maintain service centers and other operations in local markets throughout the countries in which we operate. At June 30, 2026, we owned 109 and leased 433 real properties. Certain properties house more than one operation.
The following were our principal owned real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2026:

Location of Principal Owned Real Property	Type of Facility
Cleveland, Ohio	Corporate headquarters
Atlanta, Georgia	Distribution center, service center, and hose and reducer assembly shops
Florence, Kentucky	Distribution center and hose and reducer assembly shops
Baldwinsville, New York	Fluid power shop
Carlisle, Pennsylvania	Distribution center and hose shop
Fort Worth, Texas	Distribution center and rubber shop
Our principal leased real properties (each of which has more than 50,000 square feet of floor space) at June 30, 2026, were:

Location of Principal Leased Real Property	Type of Facility
Fontana, California	Distribution center, service center, and rubber and fluid power shops
Newark, California	Fluid power shop
Midland, Michigan	Flow control shop
Strongsville, Ohio	Offices and warehouse
Portland, Oregon	Distribution center and hose and reducer assembly shops
Sherwood, Oregon	Automation operation
Austin, Texas	Fluid power shop
Fort Worth, Texas	Fluid power shop
Houston, Texas	Fluid power shop
Stafford, Texas	Offices, warehouse, and flow control shop
Longview, Washington	Service center and rubber and fluid power shops
Appleton, Wisconsin	Service center and rubber, hose and fluid power shops
Nisku, Alberta	Distribution center, service center, and belt and rubber shops
Saskatoon, Saskatchewan	Distribution center, service center, and fluid power shop
The properties in Baldwinsville, Newark, Midland, Stafford, Austin, Houston, and Fort Worth are used in our Engineered Solutions segment. The Fontana, Longview and Appleton properties are used in both the Service Center segment and the Engineered Solutions segment. The remaining properties are used in the Service Center segment.
We consider our properties generally sufficient to meet our requirements for office space and inventory stocking.
A service center's size is primarily influenced by the amount and types of inventory required to meet customers' needs.
When opening new operations, we have tended to lease rather than purchase real property. We do not consider any service center, distribution center, or shop property to be material because we believe that if it becomes necessary or desirable to relocate an operation, other suitable property could be found.
In addition to the above operating facilities, we own or lease certain properties which, in the aggregate, are not material and are either for sale, lease, or sublease to third parties due to a relocation or closing. We also may lease or sublease unused portions of buildings to others.

ITEM 3. LEGAL PROCEEDINGS.
From time to time, Applied and/or one of our subsidiaries may be a party to pending legal proceedings with respect to product liability, commercial, personal injury, employment, and other routine litigation matters incidental to our business. Although it is not possible to predict the outcome of these proceedings or the range of reasonably possible loss associated with any of them, we do not expect, based on circumstances currently known, that the ultimate resolution of any of these proceedings will have, either individually or in the aggregate, a material adverse effect on Applied's consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 104 of SEC Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
Applied's executive officers are elected by the Board of Directors for a term of one year, or until their successors are chosen and qualified, at the Board's organization meeting held following the annual meeting of shareholders.
The following is a list of the executive officers and a description of their business experience during the past five years. Except as otherwise stated, the positions and offices indicated are with Applied, and the persons were most recently elected to their current positions on October 22, 2025:

Name	Positions and Experience	Age
Neil A. Schrimsher	President since 2013 and Chief Executive Officer since 2011.	62
Warren E. Hoffner	Vice President, General Manager-Engineered Solutions since October 2018.	66
Kurt W. Loring	Vice President-Chief Human Resources Officer since 2014.	57
Jon S. Ploetz	Vice President-General Counsel since March 2023. Prior to joining Applied, Mr. Ploetz was Vice President, Assistant General Counsel & Assistant Corporate Secretary at Harsco Corporation, now Enviri Corporation (NYSE: NVRI) from 2018 to 2023, and Assistant General Counsel, Corporate & Securities prior to that. Enviri is a provider of material processing and environmental services to the global steel and industrial sectors.	53
Jason W. Vasquez	Vice President-Sales & Marketing, U.S. Service Centers since June 2017.	50
David K. Wells	Vice President-Chief Financial Officer & Treasurer since September 2017. He served as Vice President-Finance from May 2017 through August 2017.	63

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Applied's common stock, without par value, is listed for trading on the New York Stock Exchange with the ticker symbol “AIT.” On July 31, 2026, there were 7,375 shareholders of record including 6,459 shareholders in the Applied Industrial Technologies, Inc. Retirement Savings Plan.
The following table summarizes Applied's repurchases of its common stock in the quarter ended June 30, 2026.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026 (2)	125,748	282.37	125,748	2,994,252
May 1, 2026 to May 31, 2026	—	—	—	2,994,252
June 1, 2026 to June 30, 2026	140,000	323.81	140,000	2,854,252
Total	265,748	304.20	265,748	2,854,252
(1)On April 29, 2025, the Board of Directors authorized the repurchase of up to 1.5 million shares of the Company's common stock (the "2025 Authorization"). Purchases under this authorization were made in the open market or in privately negotiated transactions.
On April 22, 2026, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company's common stock     (the "2026 Authorization"), replacing the April 29, 2025 authorization, which was terminated upon and effective as of the date of the 2026 Authorization. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.
(2)During April 2026, the Company acquired 112,000 shares of its common stock under the 2025 Authorization and the remaining shares were acquired under the 2026 Authorization.
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.
We are a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve Maintenance, Repair & Operations ("MRO") and Original Equipment Manufacturer ("OEM") end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During 2026, business was conducted primarily in North America, as well as, Australia, New Zealand, and Singapore from 580 facilities.
The following is Management's Discussion and Analysis of significant factors that have affected our financial condition, results of operations, and cash flows during the periods included in the accompanying consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows in Item 8 under the caption "Financial Statements and Supplementary Data." When reviewing the discussion and analysis set forth, please note that a significant number of SKUs ("Stock Keeping Units") we sell, or the products we sell in our Engineered Solutions segment, in any given period were not sold in the comparable period of the prior year, resulting in the inability to quantify certain commonly used comparative metrics analyzing sales, such as changes due to volumes, product mix and price.
OVERVIEW
Our 2026 consolidated sales were $5.0 billion, an increase of $403.3 million or 8.8% compared to the prior year, with acquisitions contributing to sales growth by $142.2 million or 3.1% and favorable foreign currency translation of $15.9 million increasing sales by 0.3%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $245.2 million or 5.4% during the year due to higher volumes of approximately $136.2 million and the remainder from positive price contribution. The Company generated operating income of $549.5 million, or operating margin of 11.1% of sales for the year ended June 30, 2026, compared to operating income of $498.5 million, or operating margin of 10.9% of sales in the prior year. The Company generated net income of $414.5 million and $393.0 million during the years ended June 30, 2026 and 2025, respectively. Our diluted earnings per share was $10.95 in 2026 compared to $10.12 in 2025.
Shareholders’ equity was $1,861.7 million at June 30, 2026 compared to $1,844.5 million at June 30, 2025. Working capital decreased $255.0 million from June 30, 2025 to $966.3 million at June 30, 2026. The current ratio was 2.6 to 1 and 3.3 to 1 at June 30, 2026 and 2025, respectively.
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
The MCU and PMI indices increased since June 2025, while the MIP index decreased slightly over the fiscal year. The ISM PMI registered 53.3 in June 2026, an increase from the June 2025 reading of 49.0. A reading above 50 generally indicates expansion in the U.S. manufacturing sector. The indices for the months during the most recent quarter, along with the indices for the prior year end and prior quarter ends, were as follows:

	Index Reading
Month	MCU	PMI	MIP
June 2026	75.7	53.3	97.9
May 2026	75.8	54.0	98..0
April 2026	75.7	52.7	97.8
March 2026	75.2	52.7	97.1
December 2025	74.7	47.9	96.2
September 2025	75.8	48.9	97.3
June 2025	75.6	49.0	96.9

RESULTS OF OPERATIONS
This section provides comparisons of material changes in the consolidated financial statements for the years ended June 30, 2026 and 2025. For the comparison of the years ended June 30, 2025 and 2024, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2025 Annual Report on Form 10-K. We disclose segment information that is consistent with the way in which management operates and views Applied.
The following table is included to aid in review of Applied’s statements of consolidated income.

	Year Ended June 30, As a % of Net Sales		Change in $'s Versus Prior Period
	2026	2025	% Change
Net Sales	100.0%	100.0%	8.8%
Gross Profit Margin	30.3%	30.3%	8.9%
Selling, Distribution & Administrative Expense	19.3%	19.4%	8.2%
Operating Income	11.1%	10.9%	10.2%
Net Income	8.3%	8.6%	5.5%
Sales in 2026 were $5.0 billion, which was $403.3 million or 8.8% above the prior year, with sales from acquisitions adding $142.2 million or 3.1% and favorable foreign currency translation increasing sales by $15.9 million or 0.3%. There were 252.5 selling days in both 2026 and 2025. Excluding the impact of businesses acquired and foreign currency translation, sales were up $245.2 million or 5.4% during the year, due to higher volumes of approximately $136.2 million and the remainder from positive price contribution.
The following table shows changes in sales by reportable segment.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Reportable Segment	2026	2025
Service Center	$3,184.2	$3,014.3	$169.9	$5.9	$15.9	$148.1
Engineered Solutions	1,782.5	1,549.1	233.4	136.3	—	97.1
Total	$4,966.7	$4,563.4	$403.3	$142.2	$15.9	$245.2
Sales from our Service Center segment, which operates primarily in MRO markets, increased $169.9 million, or 5.6%, compared to the prior year. Acquisitions within this segment increased sales by $5.9 million or 0.2% and favorable foreign currency translation increased sales by $15.9 million or 0.5%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $148.1 million or 4.9% during the year, due to higher volumes of approximately $80.1 million reflecting volume growth across the United States and the remainder from positive price contribution.
Sales from our Engineered Solutions segment increased $233.4 million or 15.1%. Acquisitions within this segment increased sales $136.3 million or 8.8%. Excluding the impact of businesses acquired, sales increased $97.1 million or 6.3%, due to higher volumes of approximately $56.1 million primarily reflecting stronger demand across our fluid power and automation operations, as well as positive price contribution.

The following table shows changes in sales by geographical area. Other countries include Mexico, Australia, New Zealand, Singapore, and Costa Rica.

Amounts in millions				Amount of change due to
	Year ended June 30,		Sales Increase	Acquisitions	Foreign Currency	Organic Change
Sales by Geographic Area	2026	2025
United States	$4,385.3	$4,001.0	$384.4	$142.2	$—	$242.2
Canada	300.8	296.6	4.2	—	3.0	1.2
Other Countries	280.5	265.8	14.7	—	12.9	1.8
Total	$4,966.7	$4,563.4	$403.3	$142.2	$15.9	$245.2
Sales in our U.S. operations increased $384.4 million or 9.6%, with acquisitions contributing $142.2 million or 3.6%. Excluding the impact of businesses acquired, sales in the United States were up $242.2 million or 6.0%, reflecting volume growth of $136.2 million and price contribution across both the Service Center and Engineered Solutions segments. Sales from our Canadian operations increased $4.2 million or 1.4%. Favorable foreign currency translation increased Canadian sales by $3.0 million or 1.0%. Excluding the impact of foreign currency translation, Canadian sales were up $1.2 million or 0.4%. Sales in other countries increased $14.7 million or 5.5%, primarily due to favorable foreign currency translation increasing sales by $12.9 million or 4.8%. Excluding the impact of foreign currency translation, other countries' sales were up $1.8 million or 0.7%.
Our gross profit margin was 30.3% in both 2026 and 2025. The gross profit margin for the current year was negatively impacted by 0.3% due to higher LIFO expense as compared to the prior year. This was offset by price contribution and channel execution, as well as favorable mix impacts from the growth in revenues in the Engineered Solutions segment.
Segment gross profit margin for the Service Center segment was 29.2% in both 2026 and 2025, as a 0.2% negative margin impact from higher LIFO expense was offset by price and channel execution. Segment gross profit margin for the Engineered Solutions segment decreased to 32.4% during the current year compared to 32.5% in 2025, as acquisition growth increased margins by 0.3%, which was more than offset by higher LIFO expense that negatively impacted margins by 0.3%.
The following table shows the changes in selling, distribution, and administrative expense, including depreciation ("SD&A").

Amounts in millions				Amount of change due to
	Year ended June 30,		SD&A Increase	Acquisitions	Foreign Currency	Organic Change
	2026	2025
SD&A	$957.3	$884.6	$72.7	$41.4	$3.2	$28.1
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management, and marketing, and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, and facility-related expenses. SD&A increased $72.7 million or 8.2% during 2026 compared to 2025. As a percentage of sales, SD&A was 19.3% during 2026 compared to 19.4% in 2025. SD&A from businesses acquired added $41.4 million or 4.7%, including $10.2 million of intangibles amortization related to acquisitions. Changes in foreign currency exchange rates increased SD&A by $3.2 million or 0.4% compared to 2025. Excluding the impact of businesses acquired and the impact from foreign currency translation, SD&A increased $28.1 million or 3.1% during 2026 compared to 2025 primarily due to higher compensation costs.
Segment SD&A for the Service Center segment increased $17.5 million, to $503.2 million during 2026 from $485.7 million during 2025 primarily due to higher compensation costs. As a percentage of sales, segment SD&A was 15.8% in 2026 compared to 16.1% in 2025. Segment SD&A for the Engineered Solutions segment increased $51.7 million, to $367.0 million during 2026 from $315.2 million during 2025, which reflects an increase of $43.7 million from acquisitions completed within this segment in 2025, coupled with higher compensation costs. As a percentage of sales, segment SD&A was 20.6% in 2026 compared to 20.3% in 2025.
Operating income increased $50.9 million, or 10.2%, to $549.5 million during 2026 from $498.5 million during 2025, and as a percentage of sales, increased to 11.1% from 10.9%.

Segment operating income for the Service Center segment increased $32.7 million to $426.1 million during 2026, from $393.5 million during 2025 primarily due to higher gross profit driven by stronger revenues, partially offset by higher SD&A expenses. As a percentage of sales, segment operating income increased to 13.4% in 2026 from 13.1% in 2025. Segment operating income for the Engineered Solutions segment increased $21.8 million to $210.5 million during 2026 from $188.7 million during 2025 due to incremental gross profit driven by stronger revenues and the impact from recent acquisitions, partially offset by higher SD&A expenses. As a percentage of sales, segment operating income decreased to 11.8% in 2026 from 12.2% in the prior year.
The Company had net interest expense in 2026 of $7.9 million compared to net interest expense of $0.6 million in 2025 primarily reflecting higher net interest expense following the January 2026 maturity of our interest rate swap, as well as lower interest income on reduced cash balances as compared to the prior year.
Other income, net, represents certain non-operating items of income and expense, and was $2.7 million of income in 2026 compared to $3.1 million of income in 2025. Other income, net for 2026 primarily consists of unrealized gains on investments held by non-qualified deferred compensation trusts of $4.3 million, life insurance income of $0.9 million and other income of $0.3 million, offset by foreign currency transaction losses of $2.6 million and other periodic post-employment costs of $0.1 million. Other income, net for 2025 consisted primarily of unrealized gains on investments held by non-qualified deferred compensation trusts of $2.7 million, life insurance income of $0.8 million, and other income of $0.2 million, offset by foreign currency transaction losses of $0.5 million and other periodic post-employment costs of $0.1 million.
The effective income tax rate was 23.8% for 2026 compared to 21.6% for 2025. The increase in the effective tax rate is primarily due to an increase of 0.8% resulting from higher discrete tax expense from changes in estimates related to prior year tax returns identified as part of the preparation of our tax returns, coupled with an increase of 0.7% resulting from lower benefit from changes in unrecognized tax benefits due to expirations of statutes of limitations in the prior year and an increase of 0.5% resulting from lower benefit from the research and development tax credit due to lower qualifying activities in 2026.
As a result of the factors discussed above, net income for 2026 increased $21.5 million from 2025. Diluted net income per share was $10.95 per share for 2026 compared to $10.12 per share for 2025, an increase of 8.2%.
At June 30, 2026, we had approximately 580 operating facilities versus 600 at June 30, 2025. The approximate number of Company employees was 6,900 at June 30, 2026 and 6,800 at June 30, 2025.
RECENT DEVELOPMENTS
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, as amended, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is required to recognize the effects of changes in tax rates and laws on deferred tax balances in the period in which the legislation is enacted. As of June 30, 2026, the Company completed its evaluation and as a result, did not have any material adjustments to its financial statements resulting from the enactment of the OBBBA.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. At June 30, 2026, we had total debt obligations outstanding of $262.3 million compared to $572.3 million at June 30, 2025. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient, for the next 12 months and beyond, to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company’s credit standing and financial strength.
The Company’s working capital at June 30, 2026 was $966.3 million compared to $1,221.3 million at June 30, 2025. The decline is primarily due to lower cash and cash equivalents on hand at June 30, 2026 as a result of debt repayments and share repurchases. The current ratio was 2.6 to 1 at June 30, 2026 and 3.3 to 1 at June 30, 2025.

Net Cash Flows
The following table is included to aid in review of Applied’s statements of consolidated cash flows.

Amounts in thousands	Year Ended June 30,
	2026	2025
Net Cash Provided by (Used in):
Operating Activities	$484,082	$492,385
Investing Activities	(33,899)	(318,752)
Financing Activities	(711,539)	(245,607)
Exchange Rate Effect	69	(226)
Decrease in Cash and Cash Equivalents	$(261,287)	$(72,200)
Cash provided by operating activities during 2026 declined $8.3 million as compared to the prior year primarily due to an increase in working capital of $65.8 million offset by higher net income of $21.5 million and higher deferred tax provision of $32.6 million reflecting the reduction of the deferred tax asset associated with capitalized R&D costs due to changes from the OBBBA. The increase in working capital was primarily due to higher accounts receivable of $61.5 million due to stronger revenues generated in the second half of 2026 as compared to 2025.
Net cash used in investing activities during 2026 decreased compared to 2025 primarily due to $11.4 million used for acquisitions in 2026 compared to $293.4 million used for acquisitions during 2025.
Net cash used in financing activities during 2026 increased compared to 2025 primarily due to $317.2 million of cash used to repurchase 1,162,863 shares of common stock in 2026 compared to $152.8 million used to repurchase 655,791 shares of common stock in 2025, coupled with higher net long-term debt repayments in the current year of $310.0 million as compared to $25.1 million in the prior year. Further, $72.6 million of cash was used for dividend payments in 2026 compared to $63.7 million of cash used for dividend payments in 2025. The increase in dividends over the year is the result of regular increases in our dividend payout rates. We paid aggregate dividends of $1.94 and $1.66 per share in 2026 and 2025, respectively.
Capital Expenditures
We expect capital expenditures for 2027 to be in the $35.0 million to $40.0 million range, primarily consisting of capital associated with focused investments for growth and information technology equipment maintenance.
Share Repurchases
The Board of Directors authorized the repurchase of shares of the Company’s common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. On April 22, 2026, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company's common stock, replacing the prior authorization. At June 30, 2026, we had authorization to repurchase 2,854,252 shares.
In 2026, we acquired 1,162,863 shares of the Company's common stock on the open market for $317.2 million. In 2025, we acquired 655,791 shares of the Company's common stock on the open market for $152.8 million. Subsequent to June 30, 2026, we acquired 105,285 shares of the Company's common stock on the open market for $34.7 million.
Borrowing Arrangements
A summary of long-term debt is as follows (amounts are in thousands):

June 30,	2026	2025
Revolving credit facility	$74,000	$384,000
Trade receivable securitization facility	188,300	188,300
Total debt	$262,300	$572,300
In October 2025, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for future acquisitions, ongoing working capital and other general corporate purposes. This agreement provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800.0 million. The new revolving credit facility also provides for a $25.0 million sublimit for swing line loans and a $50.0 million sublimit for letters of credit. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points or Secured Overnight Financing Rate ("SOFR") plus a margin that ranges from 80 to 155 basis points, both of which are based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $825.8 million at June 30, 2026 which is available to fund future acquisitions or other capital and operating requirements. This amount is net of outstanding letters of credit of $0.2 million at June 30, 2026 to secure certain insurance obligations. The interest rate on the revolving credit facility was 4.44% as of June 30, 2026.
The new credit facility replaced the Company's previous revolving credit facility. Borrowing capacity under the previous facility, net of outstanding letters of credit of $0.2 million to secure certain insurance obligations, totaled $515.8 million at June 30, 2025. The interest rate on the previous revolving credit facility was 5.23% as of June 30, 2025.
The Company paid $1.6 million of debt issuance costs related to the new revolving credit facility in 2026, which are included in other current assets and other assets on the consolidated balance sheet as of June 30, 2026 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility. As a result of this analysis, less than $0.1 million of unamortized debt issuance costs were expensed and included within interest expense, net in the statements of consolidated income in the twelve months ended June 30, 2026, and $0.8 million of unamortized debt issuance costs were deferred related to the new credit facility and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million as of June 30, 2026 and 2025 in order to secure certain insurance obligations.
On July 10, 2025, the Company amended its existing trade receivable securitization facility (the "AR Securitization Facility") and extended its maturity to July 10, 2028. The AR Securitization Facility effectively increases the Company's borrowing capacity by collateralizing a portion of the amount of the U.S. operations' trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250.0 million and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of June 30, 2026 and 2025 was 4.55% and 5.32%, respectively.
The credit facility contains restrictive covenants regarding liquidity, financial ratios, and other covenants. At June 30, 2026, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2026, the Company's net indebtedness was less than 0.2 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). The Company was in compliance with all financial covenants at June 30, 2026.
Cash Flow Hedge Maturity
As disclosed in Note 7, the interest rate swap the Company entered into in January 2019 matured on January 31, 2026. The Company reduced outstanding borrowings under its revolving credit facility by a net $310.0 million, using available cash to mitigate the impact of higher interest costs due to the maturity of this instrument.
Accounts Receivable Analysis
The following table is included to aid in the analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts are in thousands):

June 30,	2026	2025
Accounts receivable, gross	$846,699	$786,161
Allowance for doubtful accounts	15,455	16,462
Accounts receivable, net	$831,244	$769,699
Allowance for doubtful accounts, % of gross receivables	1.8%	2.1%

Year Ended June 30,	2026	2025
Provision for losses on accounts receivable	$4,613	$5,978
Provision as a % of net sales	0.09%	0.13%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding ("DSO") and the aging of receivables for each of the Company's operations.
On a consolidated basis, DSO was 55.3 at June 30, 2026 versus 56.6 at June 30, 2025. Approximately 1.1% of our accounts receivable balances are more than 90 days past due at June 30, 2026 compared to 2.1% at June 30, 2025.
On an overall basis, we recorded modest provisions for losses on uncollected receivables representing 0.09% of our sales for the year ended June 30, 2026, compared to 0.13% of sales for the year ended June 30, 2025. This change is primarily in the U.S. operations of the Service Center segment due to fewer past-due accounts receivable balances past due. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the LIFO method for U.S. inventories and the average cost method for foreign inventories. Management uses an inventory turnover ratio to monitor and evaluate inventory and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis. The annualized inventory turnover based on average costs was 4.5 and 4.3 for the years ended June 30, 2026 and 2025, respectively.
CONTRACTUAL OBLIGATIONS
The following table shows the approximate value of the Company’s contractual obligations and other commitments to make future payments as of June 30, 2026 (in thousands):

	Total	Period Less Than 1 yr	Period 2-3 yrs	Period 4-5 yrs	Period Over 5 yrs	Other
Operating leases	$262,825	$62,171	$92,713	$49,459	$58,482	$—
Planned funding of post-retirement obligations	1,090	150	350	200	390	—
Unrecognized income tax benefit liabilities, including interest and penalties	1,300	—	—	—	—	1,300
Long-term debt obligations	262,300	—	188,300	74,000	—	—
Interest on long-term debt obligations (1)	31,373	11,853	15,139	4,381	—	—
Acquisition holdback payments	1,660	985	675	—	—	—
Total Contractual Cash Obligations	$560,548	$75,159	$297,177	$128,040	$58,872	$1,300
(1) Amounts represent estimated contractual interest payments on outstanding long-term debt obligations. Rates in effect as of June 30, 2026 are used for variable rate debt.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. The Business and Accounting Policies note to the consolidated financial statements describes the significant accounting policies and methods used in preparation of the consolidated financial statements. Estimates are used for, but are not limited to, determining the net carrying value of trade accounts receivable, inventories, recording self-insurance liabilities, and other accrued liabilities. Estimates are also used in establishing opening balances in relation to purchase accounting. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

LIFO Inventory Valuation and Methodology
Inventories are valued at the average cost method, using the LIFO method for U.S. inventories, and the average cost method for foreign inventories. We adopted the link chain dollar value LIFO method for accounting for U.S. inventories in 1974. Approximately 13.2% of our domestic inventory dollars relate to LIFO layers added in the 1970s. The excess of average cost over LIFO cost is $254.4 million as reflected in our consolidated balance sheet at June 30, 2026. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products, and other products.
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
As of June 30, 2026 and 2025, the Company's reserve for slow-moving or obsolete inventories was $51.0 million and $50.5 million, respectively, recorded in inventories in the consolidated balance sheets.
Allowances for Doubtful Accounts
We evaluate the collectability of trade accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of certain customers and industries estimated to be a greater credit risk, trends within the entire customer pool, and changes in the overall aging of accounts receivable. While we have a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. Accounts are written off against the allowance when it becomes evident that collection will not occur.
As of June 30, 2026 and 2025, our allowance for doubtful accounts was 1.8% and 2.1% of gross receivables, respectively. Our provision for losses on accounts receivable was $4.6 million and $6.0 million in 2026 and 2025, respectively.
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
We evaluate goodwill for impairment at the reporting unit level annually as of January 1, and whenever an event occurs or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Events or circumstances that may result in an impairment review include changes in macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other relevant entity-specific events, specific events affecting the reporting unit, or sustained decrease in share price. Each year, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If impairment is indicated in the qualitative assessment, or if management elects to initially perform a quantitative assessment of goodwill, the impairment test uses a one-step approach. The fair value of a reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
The fair values of the reporting units in accordance with the annual goodwill impairment assessment were determined using the income and market approaches. The income approach employs the discounted cash flow method reflecting projected cash flows expected to be generated by market participants and then adjusted for time value of money factors, and requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and discount rates. The market approach utilizes an analysis of comparable publicly traded companies and requires management to make significant estimates and assumptions related to the forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and multiples that are applied to management’s forecasted revenues and EBITDA estimates.
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

CAUTIONARY STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT
This Annual Report on Form 10-K, including Management’s Discussion and Analysis, contains statements that are forward-looking based on management’s current expectations about the future. Forward-looking statements are often identified by qualifiers, such as “guidance,” “expect,” “believe,” “plan,” “intend,” “will,” “should,” “could,” “would,” “anticipate,” “estimate,” “forecast,” “may,” “potential,” "optimistic," and derivative or similar words or expressions. Similarly, descriptions of objectives, strategies, plans, or goals are also forward-looking statements. These statements may discuss, among other things, expected growth, future sales, future cash flows, future capital expenditures, future performance, and the anticipation and expectations of the Company and its management as to future occurrences and trends. The Company intends that the forward-looking statements be subject to the safe harbors established in the Private Securities Litigation Reform Act of 1995, as amended, and by the Securities and Exchange Commission in its rules, regulations, and releases.
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
Important risk factors include, but are not limited to, the following: risks relating to the operating levels of our customers and the factors that affect them, including general economic conditions, changes in supply and demand, supply chain and labor challenges, unfavorable exchange rates, adverse governmental regulations and trade policies, and other factors; the potential inability or unwillingness of our customers to pay amounts owed to us under unsecured trade credit arrangements; supply chain disruptions; consolidation in our customers' and suppliers' industries and our potential inability to negotiate favorable contract terms as a result; competitive pressures; the risks associated with our global operations, including exposure to global economic and political conditions, currency exchange volatility, and differing cultural and legal norms and practices; our ability to execute our operational and growth strategies and the risks associated therewith, including the expenditure of significant resources and the potential failure of Applied to successfully or effectively implement such strategies; loss of key supplier authorizations, lack of product availability (such as due to supply chain strains), and changes in supplier distribution programs; reduction in supplier inventory purchase incentives; volatility in product, energy, labor, and other costs, including as a result of tariffs and other trade policies; changes in customer or product mix and downward pressure on sales prices; our reliance on information systems and risks relating to their proper functioning, cybersecurity, and data; our ability to identify and complete acquisitions, integrate them effectively, and realize their anticipated benefits; the variability, timing and nature of new business opportunities including acquisitions, alliances, customer relationships, and supplier authorizations; the incurrence of debt and contingent liabilities in connection with acquisitions; an interruption of operations at our headquarters or distribution centers, or in the transportation of products; risks related to our level of indebtedness and debt service commitments, including potential reduction in the availability of our cash flow to fund operations, limitations on our ability to obtain additional financing in the future, and competitive disadvantages; our ability to maintain effective internal control over financial reporting; the potential for goodwill, long-lived, and other intangible asset impairment; our ability to attract, hire, and retain qualified sales and customer service personnel and other skilled executives, managers, and professionals, and to successfully execute succession plans for key employees; legal and regulatory risks, including those resulting from changes and variations in law across the jurisdictions in which we operate, litigation, and compliance with complex regulatory schemes; and global or regional health epidemics and other public health emergencies.
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
Foreign Currency Exchange Rate Risk
As we operate throughout North America, Singapore, Australia and New Zealand, and approximately 12% of our 2026 net sales were generated outside the United States, foreign currency exchange rates can impact our financial position, results of operations, and competitive position. The financial statements of foreign subsidiaries are translated into their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are components of other comprehensive income as reported in the statements of consolidated comprehensive income. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than any of our subsidiaries' functional currency are recognized in the statements of consolidated income as a component of other income, net. We do not currently hedge the net investments in our foreign operations.
During the course of the year, the Canadian and New Zealand currency exchange rates weakened in relation to the U.S. dollar by 3.7% and 6.7%, respectively, while the Mexican and Australian currency exchange rates strengthened in relation to the U.S. dollar by 7.7% and 5.5%, respectively. During 2026, we experienced net foreign currency translation gains totaling $2.7 million, which were included in other comprehensive income. We utilize a sensitivity analysis to measure the potential impact on earnings based on a hypothetical 10% change in foreign currency rates. A 10% strengthening of the U.S. dollar relative to foreign currencies that affect the Company from the levels experienced during 2026 would have resulted in a $2.7 million decrease in net income to our 2026 results.
Interest Rate Risk
Our primary exposure to interest rate risk results from our outstanding debt obligations with variable interest rates. The levels of fees and interest charged on our various debt facilities are based upon our leverage level and market interest rates. We used interest rate swap instruments to mitigate variability in forecasted interest rates.
Our variable interest rate debt facilities outstanding include our five-year credit facility, which provides for a revolving credit facility with a capacity of up to $900.0 million in borrowings with $74.0 million outstanding at June 30, 2026, and a $250.0 million trade receivable securitization facility, of which $188.3 million was outstanding at June 30, 2026. In January 2019, we entered into an interest rate swap on $463.0 million of our U.S. dollar-denominated unsecured variable rate debt. The interest rate swap matured as scheduled in January 2026 and as such, the derivative asset was derecognized. We had total average variable interest rate bank borrowings of $483.3 million during 2026. The impact of a hypothetical 1.0% increase in the interest rates on our average variable interest rate bank borrowings would have resulted in a $4.8 million increase in interest expense.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2026 and June 30, 2025, the related statements of consolidated income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and June 30, 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested the design, implementation, and operating effectiveness of controls over management’s goodwill impairment evaluation, such as controls related to management’s forecasts and the selection of the discount rate and market multiples used.
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
•With the assistance of our fair value specialists, we evaluated the discount rate and the long-term rate of return, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.
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
As of June 30, 2026, the Company holds inventory across a large number of locations, including distribution centers, service centers, repair shops and engineered solutions operations. The Company’s processes to track and determine consolidated inventory relies on a perpetual inventory system that varies by location based in part upon the information technology (IT) system relevant to the location. Auditing the existence of inventory requires significant effort and auditor judgment in testing due to the disaggregation of inventory across the locations and the processes and controls in place. Judgment relates to assessing whether we have obtained sufficient audit evidence, including determining the number of locations to visit.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the existence of inventory included the following, among others:
•With the assistance of our IT specialists, we tested the design, implementation, and operating effectiveness of controls over management’s process to account for the physical existence of inventory, which included general IT controls as well as automated and manual business process controls.
•We involved senior team members to determine the extent and number of location counts to test.
•As part of our testing of the design, implementation, and operating effectiveness of controls and of inventory, we observed management’s count procedures at certain locations and obtained and evaluated management’s audit evidence over counts at certain locations.
•We performed independent test counts at certain locations as of year-end.
•We investigated any identified variations in inventory counts performed and considered the impact in the context of the inventory balance as a whole.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
August 13, 2026

We have served as the Company's auditor since 1966.

STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except per share amounts)

Year Ended June 30,	2026	2025	2024
Net sales	$4,966,686	$4,563,424	$4,479,406
Cost of sales	3,459,901	3,180,265	3,142,753
Gross profit	1,506,785	1,383,159	1,336,653
Selling, distribution, and administrative expense, including depreciation	957,316	884,630	840,830
Operating income	549,469	498,529	495,823
Interest expense	17,386	18,214	20,544
Interest income	(9,448)	(17,602)	(17,713)
Other income, net	(2,743)	(3,050)	(5,138)
Income before income taxes	544,274	500,967	498,130
Income tax expense	129,749	107,979	112,368
Net income	$414,525	$392,988	$385,762
Net income per share — basic	$11.09	$10.26	$9.98
Net income per share — diluted	$10.95	$10.12	$9.83

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(In thousands)

Year Ended June 30,	2026	2025	2024
Net income per the statements of consolidated income	$414,525	$392,988	$385,762

Other comprehensive loss, before tax:
Foreign currency translation adjustments	2,740	(1,655)	(12,544)
Post-employment benefits:
Actuarial gain (loss) on re-measurement	117	(42)	(134)
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	7	(25)	(117)
Unrealized gain (loss) on cash flow hedge	262	(357)	5,958
Reclassification of interest from cash flow hedge into interest expense	(8,141)	(16,124)	(18,683)
Total other comprehensive loss, before tax	(5,015)	(18,203)	(25,520)
Income tax benefit related to items of other comprehensive income	(1,905)	(4,083)	(3,250)
Other comprehensive loss, net of tax	(3,110)	(14,120)	(22,270)
Comprehensive income	$411,415	$378,868	$363,492

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In thousands)

June 30,	2026	2025
Assets
Current assets
Cash and cash equivalents	$127,130	$388,417
Accounts receivable — net	831,244	769,699
Inventories	508,979	505,337
Other current assets	111,376	84,020
Total current assets	1,578,729	1,747,473
Property — at cost
Land	13,900	14,083
Buildings	116,881	116,733
Equipment	266,280	253,354
Total property — at cost	397,061	384,170
Less accumulated depreciation	265,410	256,016
Property — net	131,651	128,154
Operating lease assets — net	213,199	188,654
Identifiable intangibles — net	312,814	348,600
Goodwill	704,700	699,374
Other assets	68,880	63,289
Total Assets	$3,009,973	$3,175,544
Liabilities
Current liabilities
Accounts payable	$341,094	$280,124
Compensation and related benefits	109,060	99,630
Other current liabilities	162,257	146,397
Total current liabilities	612,411	526,151
Long-term debt	262,300	572,300
Other liabilities	273,513	232,573
Total Liabilities	1,148,224	1,331,024
Shareholders’ Equity
Preferred stock — no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock — no par value; 80,000 shares authorized; 54,213 shares issued; 36,803 and 37,868 shares outstanding, respectively	10,000	10,000
Additional paid-in capital	204,606	198,970
Retained earnings	2,788,709	2,447,931
Treasury shares — at cost (17,411 and 16,345 shares, respectively)	(1,046,770)	(720,695)
Accumulated other comprehensive loss	(94,796)	(91,686)
Total Shareholders’ Equity	1,861,749	1,844,520
Total Liabilities and Shareholders’ Equity	$3,009,973	$3,175,544

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

Year Ended June 30,	2026	2025	2024
Cash Flows from Operating Activities
Net income	$414,525	$392,988	$385,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	25,875	24,899	23,431
Amortization of intangibles	40,072	35,581	28,923
Deferred income taxes	26,264	(6,362)	(1,074)
Provision for losses on (recoveries of) accounts receivable	4,613	5,978	(205)
Amortization of stock appreciation rights	5,519	4,713	3,448
Other share-based compensation expense	7,385	7,289	9,496
Other	(1,267)	373	(1,309)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(66,422)	(4,918)	(1,925)
Inventories	(899)	29,181	18,387
Other operating assets	(48,454)	(11,448)	(25,897)
Accounts payable	56,886	2,169	(39,272)
Other operating liabilities	19,985	11,942	(28,372)
Cash provided by Operating Activities	484,082	492,385	371,393
Cash Flows from Investing Activities
Cash paid for acquisition of businesses, net of cash acquired	(11,424)	(293,406)	(72,090)
Capital expenditures	(23,565)	(27,187)	(24,864)
Proceeds from property sales	1,090	1,841	576
Life insurance proceeds	—	—	971
Cash used in Investing Activities	(33,899)	(318,752)	(95,407)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(310,000)	—	—
Borrowings under revolving credit facility	—	—	408
Long-term debt repayments	—	(25,106)	(25,251)
Interest rate swap settlement receipts	5,765	12,095	14,470
Payment of debt issuance costs	(1,611)	—	—
Purchases of treasury shares	(317,218)	(152,837)	(73,388)
Dividends paid	(72,598)	(63,702)	(55,879)
Acquisition holdback payments	(1,390)	(1,210)	(681)
Exercise of stock appreciation rights and options	—	—	127
Taxes paid for shares withheld	(14,487)	(14,847)	(16,274)
Cash used in Financing Activities	(711,539)	(245,607)	(156,468)
Effect of exchange rate changes on cash	69	(226)	(2,937)
(Decrease) increase in cash and cash equivalents	(261,287)	(72,200)	116,581
Cash and cash equivalents at beginning of year	388,417	460,617	344,036
Cash and Cash Equivalents at End of Year	$127,130	$388,417	$460,617
Supplemental Cash Flow Information
Cash paid during the year for:
Interest (includes interest rate swap settlements)	18,954	21,826	23,978
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

For the Years Ended June 30, 2026, 2025 and 2024	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2023	38,657	$10,000	$188,646	$1,792,632	$(477,545)	$(55,296)	$1,458,437
Net income				385,762			385,762
Other comprehensive loss						(22,270)	(22,270)
Cash dividends — $1.44 per share				(56,560)			(56,560)
Purchases of common stock for treasury	(398)				(73,388)		(73,388)
Treasury shares issued for:
Exercise of stock appreciation rights and options	73		(3,611)		(3,886)		(7,497)
Performance share awards	54		(3,072)		(3,487)		(6,559)
Restricted stock units	16		(905)		(1,108)		(2,013)
Compensation expense — stock appreciation rights			3,448				3,448
Other share-based compensation expense			9,496				9,496
Other	7		(224)	4	145		(75)
Balance at June 30, 2024	38,409	10,000	193,778	2,121,838	(559,269)	(77,566)	1,688,781
Net income				392,988			392,988
Other comprehensive loss						(14,120)	(14,120)
Cash dividends — $1.66 per share				(66,910)			(66,910)
Purchases of common stock for treasury	(656)				(153,390)		(153,390)
Treasury shares issued for:
Exercise of stock appreciation rights and options	36		(2,110)		(2,710)		(4,820)
Performance share awards	34		(2,213)		(3,294)		(5,507)
Restricted stock units	41		(2,301)		(2,116)		(4,417)
Compensation expense — stock appreciation rights			4,713				4,713
Other share-based compensation expense			7,289				7,289
Other	4		(186)	15	84		(87)
Balance at June 30, 2025	37,868	10,000	198,970	2,447,931	(720,695)	(91,686)	1,844,520
Net income				414,525			414,525
Other comprehensive loss						(3,110)	(3,110)
Cash dividends — $1.99 per share				(73,948)			(73,948)
Purchases of common stock for treasury	(1,163)				(318,848)		(318,848)
Treasury shares issued for:
Exercise of stock appreciation rights and options	55		(4,043)		(3,237)		(7,280)
Performance share awards	25		(1,942)		(2,905)		(4,847)
Restricted stock units	19		(1,283)		(905)		(2,188)
Compensation expense — stock appreciation rights			5,519				5,519
Other share-based compensation expense			7,385				7,385
Other	(1)			201	(180)		21
Balance at June 30, 2026	36,803	$10,000	$204,606	$2,788,709	$(1,046,770)	$(94,796)	$1,861,749

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
NOTE 1: BUSINESS AND ACCOUNTING POLICIES
Business
Applied Industrial Technologies, Inc. and subsidiaries (the “Company,” “Applied,” "us," "we," or "our") is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies and related maintenance supplies. We market our products with a set of service solutions including inventory management, engineering, design, assembly, repair, and systems integration, as well as customized mechanical, fabricated rubber, and shop services. Our customers use our products and services for both Maintenance, Repair, and Operations ("MRO"), Original Equipment Manufacturing ("OEM"), and new system installation applications across a variety of end markets primarily in North America, as well as Australia, New Zealand, and Singapore. The Company operates on a fiscal year ending June 30.
Consolidation
The consolidated financial statements include the accounts of Applied and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Foreign Currency
The local currency of foreign operations is generally considered to be their functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates, while income and expenses are translated at average exchange rates. Translation gains and losses are reported in other comprehensive (loss) income in the statements of consolidated comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in the statements of consolidated income as a component of other income, net.
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
Allowances for Doubtful Accounts
The Company maintains an allowance for doubtful accounts, which reflects management’s best estimate of probable losses based on an analysis of customer accounts, known troubled accounts, historical experience with write-offs, and other currently available evidence. Initially, the Company estimates an allowance for doubtful accounts as a percentage of net sales based on historical bad debt experience. This initial estimate is adjusted based on recent trends of customers and industries estimated to be greater credit risks, trends within the entire customer pool, and changes in the overall aging of accounts receivable. Accounts are written off against the allowance when it becomes evident collection will not occur. While the Company has a large customer base that is geographically dispersed, a general economic downturn in any of the industry segments in which the Company operates could result in higher than expected defaults, and therefore, the need to revise estimates for bad debts. The allowance for doubtful accounts was $15,455 and $16,462 at June 30, 2026 and 2025, respectively.
Inventories
Inventories are valued at average cost, using the last-in, first-out ("LIFO") method for U.S. inventories and the average cost method for foreign inventories. At June 30, 2026, approximately 13.2% of the Company’s domestic inventory dollars relate to LIFO layers added in the 1970s. The Company maintains five LIFO pools based on the following product groupings: bearings, power transmission products, rubber products, fluid power products, and other products. LIFO layers and/or liquidations are determined consistently year-to-year.
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
Supplier Purchasing Programs
The Company enters into agreements with certain suppliers providing inventory purchase incentives. The Company’s inventory purchase incentive arrangements are unique to each supplier and are generally annual programs ending at either the Company’s year end or the supplier’s year end; however, program length and ending dates can vary. Incentives are received in the form of cash or credits against purchases upon attainment of specified purchase volumes and are received either monthly, quarterly, or annually. The incentives are generally a specified percentage of the Company’s net purchases based upon achieving specific purchasing volume levels. These percentages can increase or decrease based on changes in the volume of purchases. The Company accrues for the receipt of these inventory purchase incentives based upon cumulative purchases of inventory. The percentage level utilized is based upon the estimated total volume of purchases expected during the life of the program. Supplier programs are analyzed each quarter to determine the appropriateness of the amount of purchase incentives accrued. Upon program completion, differences between estimates and actual incentives subsequently received have not been material. Benefits under these supplier purchasing programs are recognized under the Company’s inventory accounting methods as a reduction of cost of sales when the inventories representing these purchases are recorded as cost of sales. Accrued incentives expected to be settled as a credit against future purchases are reported on the consolidated balance sheets as an offset to amounts due to the related supplier.
Property and Related Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets and is included in selling, distribution, and administrative expense in the accompanying statements of consolidated income. Buildings, building improvements and leasehold improvements are depreciated over ten to thirty years or the life of the lease if a shorter period, and equipment is depreciated over three to ten years. The Company capitalizes internal use software development costs in accordance with guidance on accounting for costs of computer software developed or obtained for internal use. Amortization of software begins when it is ready for its intended use and is computed on a straight-line basis over the estimated useful life of the software, generally not to exceed twelve years. Capitalized software and hardware costs are classified as property on the consolidated balance sheets. The carrying values of property and equipment are reviewed for impairment when events or changes in circumstances indicate that the asset group's recorded value cannot be recovered from undiscounted future cash flows. Impairment losses, if any, would be measured based upon the difference between the carrying amount of an asset group and its fair value.
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
Self-Insurance Liabilities
The Company maintains business insurance programs with significant self-insured retention covering workers’ compensation, business, automobile, general product liability and other claims. The Company accrues estimated losses including those incurred but not reported using actuarial calculations, models, and assumptions based on historical loss experience. The Company also maintains a self-insured health benefits plan which provides medical benefits to U.S. based employees electing coverage under the plan. The Company estimates its reserve for all unpaid medical claims, including those incurred but not reported, based on historical experience, adjusted as necessary based upon management’s reasoned judgment.
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
The Company’s products are generally sold with a right of return and may include variable consideration in the form of incentives, discounts, credits, or rebates. Product returns are estimated based on historical return rates. The product returns reserve was $12,230 and $10,869 at June 30, 2026 and 2025, respectively.
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
Shipping and Handling Costs
The Company records freight payments to third parties in cost of sales and internal delivery costs in selling, distribution, and administrative expense in the accompanying statements of consolidated income. Internal delivery costs in selling, distribution, and administrative expense were approximately $21,850, $26,440, and $24,620 during 2026, 2025, and 2024, respectively.
Income Taxes
Income taxes are determined based upon income and expenses recorded for financial reporting purposes. Deferred income taxes are recorded for estimated future tax effects of differences between the bases of assets and liabilities for financial reporting and income tax purposes, giving consideration to enacted tax laws. The impact of uncertain tax positions are recognized in the provision for income taxes if that position is more-likely-than-not to be sustained upon examination by a taxing authority based upon the merits of the position. The Company recognizes accrued interest and penalties related to unrecognized income tax benefits in the provision for income taxes. Income tax effects resulting from adjusting temporary differences recorded in accumulated other comprehensive loss are released when the circumstances on which they are based cease to exist.
Share-Based Compensation
Share-based compensation represents the cost related to share-based awards granted to employees under the Company's 2023 Long-Term Performance Plan or the 2019 Long-Term Performance Plan. The Company measures share-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost over the requisite service period. Stock appreciation rights ("SARs") are granted with an exercise price equal to the closing market price of the Company’s common stock at the date of grant and the fair values are determined using a Black-Scholes-Merton option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. SARs vest ratably over four years of continuous service and have ten-year contractual terms. The fair value of restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance shares are based on the closing market price of Company common stock on the grant date.
Treasury Shares
Shares of common stock repurchased by the Company are recorded at cost as treasury shares and result in a reduction of shareholders’ equity in the consolidated balance sheets. The Company uses the weighted-average cost method for determining the cost of shares reissued. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital. In accordance with the Inflation Reduction Act of 2022, as amended, the Company is subject to a 1% excise tax on the net repurchase of its stock, which is recorded as a direct cost of the transaction in the period of repurchase.
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

Retirement Savings Plan
Substantially all U.S. employees participate in the Applied Industrial Technologies, Inc. Retirement Savings Plan, a 401(k) plan. Participants may elect 401(k) contributions of up to 50% of their compensation, subject to maximums set forth in the Internal Revenue Code of 1986, as amended. The Company partially matches 401(k) contributions by participants. The Company’s expense for matching of employees’ 401(k) contributions was $11,218, $6,177 and $9,670 during 2026, 2025 and 2024, respectively.
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
Post-employment Benefit Plans
The Company provides the following post-employment benefits which, except for the Qualified Defined Benefit Retirement Plan and Key Executive Restoration Plan, are unfunded:
Supplemental Executive Retirement Benefits Plan
The Company has a non-qualified pension plan to provide supplemental retirement benefits to certain officers. Benefits are payable and determinable at retirement based upon a percentage of the participant’s historical compensation. The Executive Organization and Compensation Committee of the Board of Directors froze participant benefits (credited service and final average earnings) and entry into the Supplemental Executive Retirement Benefits Plan ("SERP") effective December 31, 2011. The Company recorded net periodic benefit costs associated with the SERP of $211, $260, and $289 during 2026, 2025, and 2024, respectively. The Company expects to make payments of approximately $49 under the SERP in 2027.
Key Executive Restoration Plan
During 2012, the Company adopted the Key Executive Restoration Plan ("KERP"), a funded, non-qualified deferred compensation plan, to replace the SERP. The Company recorded $403, $820, and $446 of expense associated with this plan during 2026, 2025, and 2024, respectively.
Retiree Health Care Benefits
The Company provides health care benefits through third-party policies, to eligible retired employees who pay a specified monthly premium. Premium payments are based upon current insurance rates for the type of coverage provided and are adjusted annually. Certain monthly health care premium payments are subsidized by the Company. The Company recorded net periodic benefits associated with these plans of $106, $115, and $186 during 2026, 2025, and 2024, respectively.
The Company has determined that the related disclosures under ASC Topic 715 - Compensation, Retirement Benefits, for these post-employment benefit plans are not material to the consolidated financial statements.
Leases
The Company leases facilities for certain service centers, warehouses, distribution centers, and office space. The Company also leases office equipment and vehicles. All leases are considered to be operating leases. The Company’s leases expire at various dates through 2039, with terms ranging from 1 year to 15 years. Many of the Company’s real estate leases contain renewal provisions to extend lease terms for up to 5 years. The exercise of renewal options is solely at the Company’s discretion. The Company’s lease agreements do not contain material variable lease payments, residual value guarantees, or restrictive covenants. The Company does not recognize right-of-use assets or lease liabilities for short-term leases with initial terms of 12 months or less. All other leases are recorded on the balance sheet with right-of-use assets representing the right to use the underlying asset for the lease term and lease liabilities representing lease payment obligations. The Company’s leases do not provide implicit rates; therefore, the Company uses its incremental borrowing rate as the discount rate for measuring lease liabilities. Non-lease components are accounted for separately from lease components. The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution, and administrative expense in the statements of consolidated income.
Asset Retirement Obligations
The Company records a liability to recognize the legal obligation to remove an asset when the legal liability arises. The liability is recorded for the present value of the ultimate obligation by discounting the estimated future cash flows using a credit-adjusted risk-free interest rate. The liability is accreted over time, with the accretion charged to expense within selling, distribution, and administrative expense, including depreciation. An asset equal to the fair value of the liability is recorded concurrent with the liability and depreciated over the life of the underlying asset. As of June 30, 2026, the Company's asset retirement obligation reserve was $4.5 million.
Recently Adopted Accounting Guidance
In December 2023, the Financial Accounting Standards Board ("FASB") issued its final Accounting Standard Update ("ASU") to improve income tax disclosures. This standard, issued as ASU 2023-09, requires public business entities to annually disclose specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This update is effective for annual periods beginning after December 15, 2024 and permits adoption on a prospective or retrospective basis. We elected to adopt on a retrospective basis. The adoption of the ASU only affected the Company's income taxes disclosures and did not affect the consolidated financial statements. See the Income Tax note for further information.
Recently Issued Accounting Guidance
In December 2025, the FASB issued its final ASU which makes improvements to the Accounting Standards Codification ("ASC") in response to feedback from stakeholders. This standard, issued as ASU 2025-12, specifically updates the Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.
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
NOTE 2: REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the years ended June 30, 2026, 2025, and 2024. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Year Ended June 30, 2026
	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$2,682,055	$1,703,275	$4,385,330
Canada	300,817	—	300,817
Other Countries	201,359	79,180	280,539
Total	$3,184,231	$1,782,455	$4,966,686

	Year Ended June 30, 2025
	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$2,524,036	$1,476,918	$4,000,954
Canada	296,661	—	296,661
Other Countries	193,651	72,158	265,809
Total	$3,014,348	$1,549,076	$4,563,424

	Year Ended June 30, 2024
	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$2,540,427	$1,391,762	$3,932,189
Canada	310,210	—	310,210
Other Countries	205,918	31,089	237,007
Total	$3,056,555	$1,422,851	$4,479,406
The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the years ended June 30, 2026, 2025, and 2024:

	Year Ended June 30, 2026
	Service Center	Engineered Solutions	Total
General Industry	34.8%	44.3%	38.1%
Industrial Machinery	8.1%	25.5%	14.3%
Food	15.4%	2.8%	10.9%
Metals	11.8%	6.7%	9.9%
Forest Products	11.7%	1.9%	8.2%
Chem/Petrochem	2.5%	11.1%	5.6%
Cement & Aggregate	7.4%	1.3%	5.3%
Transportation	3.5%	4.5%	3.9%
Oil & Gas	4.8%	1.9%	3.8%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2025
	Service Center	Engineered Solutions	Total
General Industry	34.5%	40.0%	36.4%
Industrial Machinery	8.3%	23.3%	13.3%
Food	15.4%	3.2%	11.3%
Metals	11.0%	7.3%	9.8%
Forest Products	12.2%	3.2%	9.1%
Chem/Petrochem	2.8%	14.6%	6.8%
Cement & Aggregate	7.3%	1.4%	5.3%
Transportation	3.6%	4.9%	4.1%
Oil & Gas	4.9%	2.1%	3.9%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2024
	Service Center	Engineered Solutions	Total
General Industry	35.0%	38.7%	36.2%
Industrial Machinery	8.2%	24.2%	13.3%
Food	15.0%	2.8%	11.1%
Metals	10.9%	7.9%	10.0%
Forest Products	12.0%	3.2%	9.2%
Chem/Petrochem	2.7%	16.0%	6.9%
Cement & Aggregate	7.4%	1.3%	5.5%
Transportation	3.7%	4.2%	3.8%
Oil & Gas	5.1%	1.7%	4.0%
Total	100.0%	100.0%	100.0%
The following tables present the Company’s percentage of revenue by reportable segment and product line for the years ended June 30, 2026, 2025, and 2024:

	Year Ended June 30, 2026
	Service Center	Engineered Solutions	Total
Power Transmission	37.2%	8.6%	27.0%
General MRO & Other	22.4%	26.0%	23.7%
Fluid Power	14.6%	37.2%	22.7%
Bearings, Linear & Seals	25.8%	0.8%	16.8%
Specialty Flow Control	—%	27.4%	9.8%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2025
	Service Center	Engineered Solutions	Total
Power Transmission	37.5%	9.8%	28.2%
General MRO & Other	22.3%	22.3%	22.2%
Fluid Power	14.4%	34.9%	21.3%
Bearings, Linear & Seals	25.8%	0.4%	17.3%
Specialty Flow Control	—%	32.6%	11.0%
Total	100.0%	100.0%	100.0%

	Year Ended June 30, 2024
	Service Center	Engineered Solutions	Total
Power Transmission	37.7%	11.3%	29.4%
General MRO & Other	22.1%	17.2%	20.5%
Fluid Power	14.1%	36.3%	21.1%
Bearings, Linear & Seals	26.1%	0.4%	18.0%
Specialty Flow Control	—%	34.8%	11.0%
Total	100.0%	100.0%	100.0%
Contract Assets and Liabilities
Activity related to contract assets and contract liabilities, which are included in other current assets and other current liabilities on the consolidated balance sheet, is as follows:

	June 30, 2026	June 30, 2025	$ Change	% Change
Contract assets	$28,702	$11,659	$17,043	146.2%
Contract liabilities	30,648	29,244	1,404	4.8%
The change in balances noted above of the Company's contract assets primarily results from the timing difference between the Company's performance and when the customer is billed.
NOTE 3: BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
2026 Acquisitions
On January 17, 2026, the Company acquired substantially all the net assets of Thompson Industrial Supply ("Thompson"), a Los Angeles, California based provider of industrial bearings, power transmission, hydraulics, pneumatics, linear motion products, and service solutions. Thompson is included in the Service Center segment. The purchase price for Thompson was $9,000, net tangible assets acquired were $1,414, identifiable intangible assets were $3,800, and goodwill was $3,786; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustment. The areas that remain open primarily relate to working capital adjustments. The purchase accounting will be finalized within one year from the acquisition date. The purchase price includes $1,350 of acquisition holdback payments, which is included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2026, and will be paid on the first and second anniversary of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The results of operations for the acquired entity are not material in relation to the Company's consolidated financial statements.
There was an additional acquisition in the year that was not material for disclosure.

2025 Acquisitions
On December 31, 2024, the Company acquired all of the membership interests of Hydradyne, LLC ("Hydradyne"), a Dallas, Texas based provider of fluid power solutions and value-added services including product offerings in hydraulics, pneumatics, electromechanical, instrumentation, filtration, and fluid conveyance. The purchase price was $282,136, which was funded using available cash. Hydradyne is included in the Engineered Solutions segment.
The following table summarizes the assets acquired and liabilities assumed in connection with this acquisition based on their fair values at the acquisition date.

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
During 2026, the Company recorded purchase accounting working capital adjustments related to the Hydradyne acquisition, which decreased the fair value of net tangible assets acquired by $314, and increased goodwill by $314.
The acquired goodwill is expected to be deductible for income tax purposes. The Company incurred $1,608 in third-party costs pertaining to the acquisition of Hydradyne, which are included in selling, distribution, and administration expense in the statement of consolidated income for the year ended June 30, 2025.
Net sales and net income from the Hydradyne acquisition included in the Company's results since December 31, 2024, the date of the acquisition, were $124,529 and $4,366, respectively, for the year ended June 30, 2025.
The following unaudited pro forma consolidated results of operations are prepared as if the Hydradyne acquisition (including the related acquisition costs) occurred at the beginning of 2024:

Pro forma, year ended June 30,	2025	2024
Sales	$4,692,742	$4,748,187
Net income	397,254	387,766
Diluted net income per share	10.23	9.88
The pro forma amounts are calculated after applying the Company's accounting policies and adjusting the results to reflect additional amortization that would have been recorded assuming the fair value adjustments to identified intangible assets were applied as of July 1, 2023. Additional amortization of $5,473 and $11,454 is included in the pro forma results for 2025 and 2024, respectively. In addition, pro forma adjustments of $5,643 and $11,285 for 2025 and 2024, respectively, were made for interest income that would not have been earned as a result of the cash used for the acquisition. The pro forma net income amounts also incorporate an adjustment to the recorded income tax expense for the income tax effect of the pro forma adjustments described above. These pro forma results of operations do not include any anticipated synergies or other effects of the planned integration of Hydradyne; accordingly, such pro forma adjustments do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred as of the date indicated or that may result in the future.
The Company funded the following acquisitions using available cash. The results of operations for the acquired entities were not material in relation to the Company's consolidated financial statements.

On May 1, 2025, the Company acquired substantially all of the net assets of IRIS Factory Automation ("IRIS"), an Aurora, Illinois based provider of automation products, services, and turn-key productized solutions focused on optimizing material handling and traceability workflows across production environments. IRIS is included in the Engineered Solutions segment. The purchase price for IRIS was $14,696, net liabilities assumed were $144, identifiable intangible assets were $7,810, and goodwill was $7,030; the values are based upon their fair values at the acquisition date.
On August 1, 2024, the Company acquired substantially all of the net assets of Total Machine Solutions ("TMS"), a Fairfield, New Jersey based provider of electrical and mechanical power transmission products and solutions including bearings, drives, motors, conveyor components, and related repair services. TMS is included in the Service Center segment. The purchase price for TMS was $6,025, net tangible assets acquired were $1,115, identifiable intangible assets were $2,738, and goodwill was $2,172 based upon their fair values at the acquisition date.
On August 1, 2024, the Company acquired 100% of the outstanding shares of Stanley Proctor, a Twinsburg, Ohio based provider of hydraulic, pneumatic, measurement, control, and instrumentation components, as well as fluid power engineered systems. Stanley Proctor is included in the Engineered Solutions segment. The purchase price for Stanley Proctor was $3,924, net tangible assets acquired were $362, identifiable intangible assets were $1,725, and goodwill was $1,837 based upon their fair values at the acquisition date.
2024 Acquisitions
The Company funded the following acquisitions using available cash. The results of operations for the acquired entities were not material in relation to the Company's consolidated financial statements.
On May 1, 2024, the Company acquired 100% of the outstanding shares of Grupo Kopar ("Kopar"), a Monterrey, Mexico based provider of emerging automation technologies and engineered solutions. Kopar is included in the Engineered Solutions segment. The purchase price for the acquisition was $61,870, net liabilities assumed were $4,089, and intangible assets including goodwill were $65,959 based upon their fair values at the acquisition date.
On September 1, 2023, the Company acquired substantially all of the net assets of Bearing Distributors, Inc. ("BDI"), a Columbia, South Carolina based provider of bearings, power transmission, industrial motion products, and related service and repair capabilities. BDI is included in the Service Center segment. The purchase price for the acquisition was $17,926, net tangible assets acquired were $4,102, and intangible assets including goodwill were $13,824 based upon their fair values at the acquisition date. The purchase price includes $1,800 of acquisition holdback payments, of which $900 was paid during 2025, and the remaining $900 was paid during 2026.
On August 1, 2023, the Company acquired substantially all of the net assets of Cangro Industries, Inc. ("Cangro"), a Farmingdale, New York based provider of bearings, power transmission, industrial motion products, and related service and repair capabilities. Cangro is included in the Service Center segment. The purchase price for the acquisition was $6,219, net tangible assets acquired were $2,070, and intangible assets including goodwill were $4,149 based upon their fair values at the acquisition date. The purchase price includes $930 of acquisition holdback payments, of which $620 was paid through 2026. The remaining balance of $310 is included in other current liabilities and other liabilities on the consolidated balance sheet as of June 30, 2026, and will be paid on the third anniversaries of the acquisition date with interest at a fixed rate of 1.0% per annum.
NOTE 4: INVENTORIES
Inventories consist of the following:

June 30,	2026	2025
U.S. inventories at average cost	$605,942	$587,479
Foreign inventories at average cost	157,468	150,534
Total inventories at average cost	763,410	738,013
Less: Excess of average cost over LIFO cost for U.S. inventories	254,431	232,676
Inventories	$508,979	$505,337
The overall impact of LIFO layer liquidations increased gross profit by $1,575, $393, and $1,160 in 2026, 2025, and 2024, respectively.

NOTE 5: GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center segment and the Engineered Solutions segment for the years ended June 30, 2026 and 2025 are as follows:

	Service Center	Engineered Solutions	Total
Balance at July 1, 2024	$219,574	$399,821	$619,395
Goodwill acquired during the year	2,262	77,847	80,109
Other, primarily currency translation	(130)	—	(130)
Balance at June 30, 2025	221,706	477,668	699,374
Goodwill acquired during the year	4,293	1,555	5,848
Other, primarily currency translation	(522)	—	(522)
Balance at June 30, 2026	$225,477	$479,223	$704,700
During 2026, the Company recorded purchase accounting working capital adjustments, which increased the purchase price by $696, increased Goodwill by $1,555 and decreased the fair value of net tangible assets acquired by $859.
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2026.  Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2026, therefore no impairment exists.
At June 30, 2026 and 2025, accumulated goodwill impairment losses subsequent to 2002 totaled $64,794 related to the Service Center segment and $167,605 related to the Engineered Solutions segment.
The Company's identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

June 30, 2026	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$508,292	$258,375	$249,917
Trade names	108,357	48,969	59,388
Other	6,651	3,142	3,509
Total Finite-Lived Intangibles	$623,300	$310,486	$312,814

June 30, 2025	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Intangibles:
Customer relationships	$510,834	$233,392	$277,442
Trade names	108,344	41,585	66,759
Other	6,902	2,503	4,399
Total Finite-Lived Intangibles	$626,080	$277,480	$348,600
Amounts include the impact of foreign currency translation. Fully amortized finite-lived identifiable intangible assets are written off in the period when they become fully amortized.
During 2026, the Company acquired identifiable intangible assets with an acquisition cost allocation and weighted-average life as follows:

	Acquisition Cost Allocation	Weighted-Average Life
Customer relationships	$4,297	20.0
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.

Amortization of identifiable intangibles totaled $40,072, $35,581, and $28,923 during 2026, 2025, and 2024, respectively, and is included in selling, distribution, and administrative expense in the statements of consolidated income. Estimated future amortization expense by year (based on the Company’s identifiable intangible assets as of June 30, 2026) for the next five years are as follows: $37,400 for 2027, $34,900 for 2028, $32,800 for 2029, $30,800 for 2030, and $28,700 for 2031.
NOTE 6: DEBT
A summary of long-term debt is as follows:

June 30,	2026	2025
Revolving credit facility	$74,000	$384,000
Trade receivable securitization facility	188,300	188,300
Total debt	$262,300	$572,300
Revolving Credit Facility
In October 2025, the Company entered into a new five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for future acquisitions, ongoing working capital and other general corporate purposes. This agreement provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800,000. The new revolving credit facility also provides for a $25,000 sublimit for swing line loans and a $50,000 sublimit for letters of credit. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points or Secured Overnight Financing Rate ("SOFR") plus a margin that ranges from 80 to 155 basis points, both of which are based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $825,757 at June 30, 2026 which is available to fund future acquisitions or other capital and operating requirements. This amount is net of outstanding letters of credit of $243 at June 30, 2026 to secure certain insurance obligations. The interest rate on the revolving credit facility was 4.44% as of June 30, 2026.
The new credit facility replaced the Company's previous revolving credit facility. Borrowing capacity under the previous facility, net of outstanding letters of credit of $209 to secure certain insurance obligations, totaled $515,791 at June 30, 2025. The interest rate on the previous revolving credit facility was 5.23% as of June 30, 2025.
The Company paid $1,611 of debt issuance costs related to the new revolving credit facility in the year ended 2026, which are included in other current assets and other assets on the consolidated balance sheet as of June 30, 2026 and will be amortized over the five-year term of the new credit facility. The Company analyzed the unamortized debt issuance costs related to the previous credit facility. As a result of this analysis, $47 of unamortized debt issuance costs were expensed and included within interest expense, net in the statements of consolidated income in the twelve months ended June 30, 2026, and $804 of unamortized debt issuance costs were deferred related to the new credit facility and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding, not associated with the revolving credit agreement in the amount of $5,336 as of June 30, 2026 and 2025, in order to secure certain insurance obligations.
Trade Receivable Securitization Facility
On July 10, 2025, the Company amended its existing trade receivable securitization facility (the "AR Securitization Facility") and extended its maturity to July 10, 2028. The AR Securitization Facility effectively increases the Company's borrowing capacity by collateralizing a portion of the amount of the U.S. operations' trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250,000 and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of June 30, 2026 and 2025 was 4.55% and 5.32%, respectively.
Other Long-Term Borrowing
In 2014, the Company assumed $2,359 of debt as a part of the headquarters facility acquisition. The 1.50% fixed interest rate note, held by the State of Ohio Development Services Agency, was fully paid in November 2024.

The table below summarizes the aggregate maturities of amounts outstanding under long-term borrowing arrangements for each of the next five years:

Year Ended June 30,	Aggregate Maturity
2027	$—
2028	—
2029	188,300
2030	—
2031	74,000
Covenants
The credit facility contains restrictive covenants regarding liquidity, financial ratios, and other covenants. At June 30, 2026, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined). At June 30, 2026, the Company's net indebtedness was less than 0.2 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). The Company was in compliance with all financial covenants at June 30, 2026.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. This reclassification occurs when interest payments are made on the Company’s variable-rate debt.
In January 2019, the Company entered into an interest rate swap to mitigate variability in forecasted interest payments on $463,000 of the Company’s U.S. dollar-denominated unsecured variable rate debt. The notional amount declined over time to $384,000 as principal payments were made. The interest rate swap effectively converted a portion of the floating rate interest payment into a fixed rate interest payment. The Company designated the interest rate swap as a pay-fixed, receive-floating interest rate swap instrument and was accounting for this derivative as a cash flow hedge. During 2021, the Company completed a transaction to amend and extend the interest rate swap agreement which resulted in an extension of the maturity date to January 31, 2026. The pay-fixed interest rate swap was considered a hybrid instrument with a financing component and an embedded at-market derivative that was designated as a cash flow hedge. The weighted average fixed pay rate is 1.58% and the interest rate swap was indexed to SOFR. The Company made various accounting elections related to changes in critical terms of the hedging relationship due to reference rate reform to preserve the hedging relationship.
Realized gains and losses of the actual monthly settlement activity of the interest rate swap is included within interest income or expense in the condensed consolidated statements of operations. The Company historically reflected the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income and a derivative asset or liability was recognized at each reporting period in the Company’s consolidated balance sheets for the interest rate swap. The interest rate swap matured as scheduled in January 2026 and as such, the derivative asset was derecognized. There were no amounts remaining in accumulated other comprehensive income related to this hedge as of June 30, 2026.
The interest rate swap converted $384,000 of variable rate debt to a fixed rate of 2.48% as of June 30, 2025. The fair value (Level 2 in the fair value hierarchy) of the interest rate cash flow hedge was $5,503 as of June 30, 2025, which was included in other current assets in the consolidated balance sheet. Amounts reclassified from other comprehensive loss, before tax, to interest expense was income of $8,141, $16,124, and $18,683 for 2026, 2025, and 2024, respectively.
NOTE 8: FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at June 30, 2026 and 2025 totaled $30,685 and $25,628, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets on the consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy). In addition, the Company holds Corporate-Owned Life Insurance ("COLI") policies on certain retired employees, which are valued at the cash surrender value of the policies (Level 3 in the fair value hierarchy). The fair value of the COLI policies totaled $21,660 and $20,817, at June 30, 2026 and 2025, respectively, and are included in other assets on the consolidated balance sheets.
At both June 30, 2026 and 2025, the Company had no fixed interest rate debt outstanding.
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate their fair values (Level 2 in the fair value hierarchy). The carrying value of our cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these financial instruments.
NOTE 9: INCOME TAXES
Income Before Income Taxes
The components of income before income taxes are as follows:

Year Ended June 30,	2026	2025	2024
U.S.	$513,009	$475,266	$467,785
Foreign	31,265	25,701	30,345
Income before income taxes	$544,274	$500,967	$498,130
Provision for Income Taxes
The provision for income taxes consists of:

Year Ended June 30,	2026	2025	2024
Current:
Federal	$78,575	$87,700	$86,501
State and local	20,179	18,525	23,016
Foreign	4,731	8,116	3,925
Total current	103,485	114,341	113,442
Deferred:
Federal	20,802	(4,432)	(791)
State and local	3,331	(310)	1,159
Foreign	2,131	(1,620)	(1,442)
Total deferred	26,264	(6,362)	(1,074)
Provision for income taxes	$129,749	$107,979	$112,368

Effective Tax Rates
The following reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended June 30,	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$114,298	21.0%	$105,203	21.0%	$104,607	21.0%
State and local income taxes, net of federal income tax effect[1,2,3]	18,559	3.4	14,409	2.9	19,981	4.0
Foreign tax effects	7,966	1.5	6,939	1.4	1,307	0.4
Effect of cross-border tax laws	(1,206)	(0.2)	(2,822)	(0.6)	(3,482)	(0.7)
Foreign tax credits	(6,830)	(1.3)	(5,813)	(1.2)	(2,808)	(0.6)
Tax credits	742	0.1	(2,503)	(0.5)	(2,471)	(0.5)
Nontaxable or nondeductible items	2,033	0.4	1,631	0.4	2,459	0.5
Share-based payments	(5,762)	(1.1)	(5,634)	(1.1)	(5,909)	(1.2)
Changes in unrecognized tax benefits	(17)	—	(3,257)	(0.7)	(1,559)	(0.3)
Other adjustments	(34)	—	(174)	—	243	—
Effective tax rate	$129,749	23.8%	$107,979	21.6%	$112,368	22.6%
1State taxes in the following states make up more than 50% of the tax effect in this category for 2026; California, Wisconsin, Minnesota,
Illinois, Michigan, Iowa, Indiana, New York, Pennsylvania and Oregon.
2State taxes in the following states make up more than 50% of the tax effect in this category for 2025; California, Wisconsin, Minnesota,
Illinois, Michigan, Iowa, Indiana and New York.
3State taxes in the following states make up more than 50% of the tax effect in this category for 2024; California, Wisconsin, Minnesota,
Illinois, Michigan, Iowa, Indiana, New York, Pennsylvania and Oregon.
The components of income taxes paid globally are as follows:

Year ended June 30,	2026	2025	2024
Federal taxes paid	$77,257	$80,799	$86,000
State taxes paid	20,592	18,143	25,499
Foreign taxes paid	11,097	8,779	4,812
Total income taxes paid	$108,946	$107,721	$116,311

Deferred Income Tax Assets and Liabilities
Significant components of the Company’s deferred income tax assets and liabilities are as follows:

June 30,	2026	2025
Deferred tax assets:
Compensation liabilities not currently deductible	$20,989	$20,331
Other expenses and reserves not currently deductible	19,558	17,430
Leases	41,697	36,054
Foreign tax credit	4,945	—
Net operating loss carryforwards	2,774	5,388
Capitalization of R&D costs	2,538	22,284
Other	348	2,281
Total deferred tax assets	92,849	103,768
Less: Valuation allowance	51	853
Total deferred tax assets, net of valuation allowance	92,798	102,915
Deferred tax liabilities:
Inventories	(26,915)	(20,376)
Goodwill and intangibles	(65,715)	(64,062)
Leases	(41,470)	(35,933)
Hedging instrument	—	(1,906)
Depreciation and differences in property bases	(13,943)	(10,530)
Total deferred tax liabilities	(148,043)	(132,807)
Net deferred tax liabilities	$(55,245)	$(29,892)
Net deferred tax liabilities are classified as follows:
Other assets	$8,676	$12,263
Other liabilities	(63,921)	(42,155)
Net deferred tax liabilities	$(55,245)	$(29,892)
As of June 30, 2026 and 2025, the Company had foreign net operating loss carryforwards of approximately $9,862 and $19,426, respectively, the tax benefit of which is approximately $2,645 and $5,289, respectively. These loss carryforwards will expire at various dates beginning in 2036. As of June 30, 2026 and 2025, the Company had state net operating loss carryforwards, the tax benefit of which is approximately $129 and $99, respectively, which will expire at various dates beginning in 2038.
Valuation allowances are provided against deferred tax assets where it is considered more-likely-than-not that the Company will not realize the benefit of such assets. The remaining net deferred tax asset is the amount management believes is more-likely-than-not of being realized. The realization of these deferred tax assets can be impacted by changes to tax laws, statutory tax rates, and future income levels. The Company evaluates the realization of its deferred tax assets each quarter throughout the year. During 2026 and 2025, the Company recorded a net tax (benefit) expense related to the change in valuation allowances of $(802) and $695, respectively. The total valuation allowance provided against the deferred tax assets is $51 and $853 as of June 30, 2026 and 2025, respectively.
As of June 30, 2026, the Company had accumulated undistributed earnings of non-U.S. subsidiaries of approximately $103,672. The vast majority of such earnings have previously been subjected to the one-time transition tax or the Global Intangible Low Taxed Income ("GILTI") inclusion. Therefore, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding and state income taxes. In addition, we expect foreign tax credits would be available to either offset or partially reduce the tax cost in the event of a distribution.
During 2026, the Company removed its permanent reinvestment assertion related to two of its non-U.S. entities. The tax cost associated with this change was not significant. For other non-U.S. entities, we continue to intend to indefinitely reinvest earnings generated by these entities and expect future cash generation in the United States to be sufficient to meet future cash needs.

Unrecognized Income Tax Benefits
The Company and its subsidiaries file income tax returns in the U.S. federal, various state, local, and foreign jurisdictions. The following table sets forth the changes in the amount of unrecognized tax benefits for 2026, 2025, and 2024:

Year Ended June 30,	2026	2025	2024
Unrecognized Income Tax Benefits at beginning of the year	$918	$3,048	$4,821
Current year tax positions	85	85	105
Prior year tax positions	400	57	(412)
Expirations of statutes of limitations	(487)	(2,272)	(1,466)
Unrecognized Income Tax Benefits at end of year	$916	$918	$3,048
The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. During 2026, 2025, and 2024, the Company recognized $(15), $(1,060), and $296 of (income) expense, respectively, for interest and penalties related to unrecognized income tax benefits in its statements of consolidated income. The Company had a liability for penalties and interest of $336, $351, and $1,411 as of June 30, 2026, 2025, and 2024, respectively. The Company anticipates a decrease to unrecognized income tax benefits within the next twelve months of approximately $472, of which all would affect the effective income tax rate. Included in the balance of unrecognized income tax benefits at June 30, 2026, 2025, and 2024 are $808, $809, and $2,946 respectively, of income tax benefits that, if recognized, would affect the effective income tax rate.
The Company is subject to U.S. federal income tax examinations for the tax years 2023 through 2025 and to state and local income tax examinations for the tax years 2020 through 2025. In addition, the Company is subject to foreign income tax examinations for the tax years 2019 through 2025.
The Company’s unrecognized income tax benefits are included in other liabilities in the consolidated balance sheets since payment of cash is not expected within one year, or as a reduction of a deferred tax asset.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, as amended, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is required to recognize the effects of changes in tax rates and laws on deferred tax balances in the period in which the legislation is enacted. As of June 30, 2026, the Company completed its evaluation and as a result, did not have any material adjustments to its financial statements resulting from the enactment of the OBBBA.

NOTE 10: SHAREHOLDERS’ EQUITY
Treasury Shares
At June 30, 2026, 128 shares of the Company’s common stock held as treasury shares were restricted as collateral under escrow arrangements relating to change in control, and director and officer indemnification agreements.
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss for the years ended June 30, 2026, 2025, and 2024, are composed of the following amounts, shown net of taxes:

	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at July 1, 2023	$(83,099)	$(197)	$28,000	$(55,296)
Other comprehensive (loss) income	(12,467)	(101)	4,499	(8,069)
Amounts reclassified from accumulated other comprehensive loss	—	(93)	(14,108)	(14,201)
Net current-period other comprehensive loss	(12,467)	(194)	(9,609)	(22,270)
Balance at June 30, 2024	(95,566)	(391)	18,391	(77,566)
Other comprehensive loss	(1,650)	(33)	(246)	(1,929)
Amounts reclassified from accumulated other comprehensive loss	—	(14)	(12,177)	(12,191)
Net current-period other comprehensive loss	(1,650)	(47)	(12,423)	(14,120)
Balance at June 30, 2025	(97,216)	(438)	5,968	(91,686)
Other comprehensive loss	2,766	87	198	3,051
Amounts reclassified from accumulated other comprehensive loss	—	5	(6,166)	(6,161)
Net current-period other comprehensive income (loss)	2,766	92	(5,968)	(3,110)
Balance at June 30, 2026	$(94,450)	$(346)	$—	$(94,796)
Other Comprehensive Loss
Details of other comprehensive (loss) income are as follows:

Year Ended June 30,	2026			2025			2024
	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$2,740	$(26)	$2,766	$(1,655)	$(5)	$(1,650)	$(12,544)	$(77)	$(12,467)
Post-employment benefits:
Actuarial gain (loss) on re-measurement	117	30	87	(42)	(9)	(33)	(134)	(33)	(101)
Reclassification of net actuarial losses (gains) and prior service cost into other income, net and included in net periodic pension costs	7	2	5	(25)	(11)	(14)	(117)	(24)	(93)
Unrealized gain (loss) on cash flow hedge	262	64	198	(357)	(111)	(246)	5,958	1,459	4,499
Reclassification of interest from cash flow hedge into interest expense	(8,141)	(1,975)	(6,166)	(16,124)	(3,947)	(12,177)	(18,683)	(4,575)	(14,108)
Other comprehensive loss	$(5,015)	$(1,905)	$(3,110)	$(18,203)	$(4,083)	$(14,120)	$(25,520)	$(3,250)	$(22,270)

Net Income Per Share
Basic net income per share is based on the weighted-average number of common shares outstanding. Diluted net income per share includes the dilutive effect of potential common shares outstanding. Under the two-class method of computing net income per share, non-vested share-based payment awards that contain rights to receive non-forfeitable dividends are considered participating securities. The Company does not have awards considered to be participating securities, therefore the Company calculated basic and diluted net income per share under only the treasury stock method, which is disclosed below.
The following table presents amounts used in computing net income per share and the effect on the weighted-average number of shares of dilutive potential common shares:

Year Ended June 30,	2026	2025	2024
Net Income	$414,525	$392,988	$385,762
Average Shares Outstanding:
Weighted-average common shares outstanding for basic computation	37,377	38,289	38,672
Dilutive effect of potential common shares	480	527	585
Weighted-average common shares outstanding for dilutive computation	37,857	38,816	39,257
Net Income Per Share — Basic	$11.09	$10.26	$9.98
Net Income Per Share — Diluted	$10.95	$10.12	$9.83
Stock awards relating to 64, 88 and 99 shares of common stock were outstanding at June 30, 2026, 2025 and 2024, respectively, but were not included in the computation of diluted earnings per share for the years then ended as they were anti-dilutive.
NOTE 11: SHARE-BASED COMPENSATION
Share-Based Incentive Plans
Following approval by the Company's shareholders in October 2023, the 2023 Long-Term Performance Plan (the "2023 Plan") replaced the 2019 Long-Term Performance Plan. The 2023 Plan, which expires in 2028, provides for granting of SARs, stock options, stock awards, cash awards, and such other awards or combination thereof as the Executive Organization and Compensation Committee or, in the case of director awards, the Corporate Governance & Sustainability Committee, of the Board of Directors (together referred to as the "Committee") may determine to officers, other key employees, and members of the Board of Directors. Grants are generally made at regularly scheduled Committee meetings. Compensation costs charged to expense under award programs paid (or to be paid) with shares (including SARs, performance shares, RSAs, and RSUs) are summarized in the table below:

Year Ended June 30,	2026	2025	2024
SARs	$5,519	$4,713	$3,448
Performance shares	3,102	2,999	4,232
RSAs and RSUs	4,283	4,290	5,264
Total compensation costs under award programs	$12,904	$12,002	$12,944
Such amounts are included in selling, distribution, and administrative expense in the accompanying statements of consolidated income. The total income tax benefit recognized in the statements of consolidated income for share-based compensation plans was $6,730, $6,270, and $5,885 during 2026, 2025, and 2024, respectively. It has been the practice of the Company to issue shares from treasury to satisfy requirements of awards paid with shares.
The aggregate unrecognized compensation cost for share-based award programs with the potential to be paid at June 30, 2026 is summarized in the table below:

June 30,	2026	Average Expected Period of Expected Recognition (Years)
SARs	$6,830	1.4
Performance shares	4,001	0.9
RSAs and RSUs	3,698	0.9
Total unrecognized compensation costs under award programs	$14,529	1.1

Cost of these programs will be recognized as expense over the weighted-average remaining vesting period of 1.1 years. The aggregate number of shares of common stock which may be awarded under the 2023 Plan is 1,600; shares available for future grants at June 30, 2026 are 1,360.
Stock Appreciation Rights
The weighted-average assumptions used for SARs grants issued during 2026, 2025, and 2024 are:

Year Ended June 30,	2026	2025	2024
Expected life, in years	6.0	6.0	6.0
Risk free interest rate	3.9%	3.7%	4.1%
Dividend yield	0.7%	0.8%	1.0%
Volatility	33.1%	37.3%	37.0%
Per share fair value of SARs granted during the year	$96.23	$78.15	$55.65
The expected life is based upon historical exercise experience of the officers, other key employees, and members of the Board of Directors. The risk-free interest rate is based upon U.S. Treasury zero-coupon bonds with remaining terms equal to the expected life of the SARs. The assumed dividend yield has been estimated based upon the Company’s historical results and expectations for changes in dividends and stock prices. The volatility assumption is calculated based upon historical daily price observations of the Company’s common stock for a period equal to the expected life.
SARs are redeemable solely in Company common stock. The exercise price of SARs may be settled by the holder with cash or by tendering Company common stock.
A summary of SARs activity is presented below:

	Shares	Weighted-Average Exercise Price
Year Ended June 30, 2026
(Shares in thousands)
Outstanding at beginning of year	710	$97.47
Granted	63	271.01
Exercised	(111)	84.93
Forfeited	(8)	185.38
Outstanding at end of year	654	$115.13
Exercisable at end of year	464	$81.95
Expected to vest at end of year	654	$115.05
The weighted-average remaining contractual terms for SARs outstanding, exercisable, and expected to vest at June 30, 2026 were 5.1, 3.8, and 5.1 years, respectively. The aggregate intrinsic values of SARs outstanding, exercisable, and expected to vest at June 30, 2026 were $145,921 $118,893, and $145,872, respectively. The aggregate intrinsic value of the SARs exercised during 2026, 2025, and 2024 was $20,935, $12,982, and $19,700, respectively.
The total fair value of shares vested during 2026, 2025, and 2024 was $4,477, $3,219, and $2,550, respectively.
Performance Shares
Performance shares are paid in shares of Company stock at the end of a three-year period provided the Company achieves goals established by the Committee. The number of shares payable will vary depending on the level of the goals achieved.

A summary of non-vested performance shares activity at June 30, 2026 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2026
(Shares in thousands)
Non-vested at beginning of year	62	$117.80
Awarded	16	205.27
Vested	(43)	100.04
Non-vested at end of year	35	$178.44
The Committee established three one-year goals for each of the 2026, 2025, and 2024 grants. Each year during the three-year term has its own separate goals, tied to the Company’s earnings before interest, tax, depreciation, and amortization ("EBITDA") and after-tax return on assets ("ROA"). Achievement during any particular year is awarded and the number of shares become fixed for future payout at the end of the three-year term. For the outstanding grants as of June 30, 2026, the maximum number of shares that could be earned in future periods was 34.
Restricted Stock Awards and Restricted Stock Units
Under the 2023 Plan, restricted stock award recipients have voting rights with respect to their shares, but are restricted from selling or transferring the shares prior to vesting. Dividends are accrued and paid upon vesting. RSAs vest over periods of one to four years. RSUs are grants valued in shares of the Company's stock, but shares are not issued until the grants vest three to four years from the award date, assuming continued employment with the Company. Dividend equivalents on RSUs are accrued and paid upon vesting.
A summary of the status of the Company’s non-vested RSAs and RSUs at June 30, 2026 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Year Ended June 30, 2026
(Share amounts in thousands)
Non-vested at beginning of year	80	$142.41
Granted	21	274.13
Forfeitures	(6)	184.43
Vested	(32)	123.79
Non-vested at end of year	63	$191.71
NOTE 12: LEASES
The Company’s operating lease expense is recognized on a straight-line basis over the lease term and is recorded in selling, distribution, and administrative expense in the statements of consolidated income. Operating lease costs and short-term lease costs were $66,745 and $1,021, respectively, in 2026 and $47,591 and $14,458, respectively, in 2025. Variable lease costs and sublease income were not material.
Information related to operating leases is as follows:

June 30,	2026	2025
Operating lease assets, net	$213,199	$188,654

Operating lease liabilities
Other current liabilities	$52,913	$39,776
Other liabilities	168,231	158,544
Total operating lease liabilities	$221,144	$198,320

June 30,	2026	2025
Weighted average remaining lease term (years)	5.7	6.6
Weighted average incremental borrowing rate	5.34%	5.01%

Year Ended June 30,	2026	2025
Cash paid for operating leases	$65,558	$45,919
Right of use assets obtained in exchange for new operating lease liabilities	36,228	98,196

The table below summarizes the aggregate maturities of liabilities pertaining to operating leases with terms greater than one year for each of the next five years:

Year Ended June 30,	Maturity of Operating Lease Liabilities
2027	$62,171
2028	51,477
2029	41,236
2030	28,754
2031	20,705
Thereafter	58,482
Total lease payments	262,825
Less interest	41,681
Present value of lease liabilities	$221,144
The Company maintains lease agreements for many of the operating facilities of businesses it acquires from previous owners. In many cases, the previous owners of the business acquired become employees of the Company and occupy management positions within those businesses. The payments under lease agreements of this nature totaled $2,537 in 2026, $2,100 in 2025, and $2,250 in 2024.
NOTE 13: SEGMENT INFORMATION
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
The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM uses Segment Operating Income as the measure of segment profit and loss in measuring segment performance, determining how to allocate the Company's assets, evaluating performance in periodic reviews, and during the development of the annual budget and the regular forecasting process. The CODM considers budget-to-actual variances on a quarterly basis, as well as segment-specific forecasting, when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses the segment's net sales in measuring segment performance.
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

Segment Financial Information

Year Ended June 30, 2026	Service Center	Engineered Solutions	Total
Total sales	$3,188,877	$1,850,911	$5,039,788
Less: Inter-segment sales[1]	4,646	68,456	73,102
Net sales	$3,184,231	$1,782,455	$4,966,686
Less segment expenses:
Cost of sales	2,254,931	1,204,970
Selling, distribution, and administrative expense, including depreciation[2]	503,176	366,961
Segment operating income	$426,124	$210,524	$636,648
Corporate & other expense, net			87,179
Interest expense, net			7,938
Other income, net			(2,743)
Income before income taxes			$544,274

Year Ended June 30, 2025	Service Center	Engineered Solutions	Total
Total sales	$3,017,254	$1,601,211	$4,618,465
Less: Inter-segment sales[1]	2,906	52,135	55,041
Net sales	$3,014,348	$1,549,076	$4,563,424
Less segment expenses:
Cost of sales	2,135,158	1,045,107
Selling, distribution, and administrative expense, including depreciation[2]	485,720	315,231
Segment operating income	$393,470	$188,738	$582,208
Corporate & other expense, net			83,679
Interest expense, net			612
Other income, net			(3,050)
Income before income taxes			$500,967

Year Ended June 30, 2024	Service Center	Engineered Solutions	Total
Total sales	$3,059,363	$1,472,617	$4,531,980
Less: Inter-segment sales[1]	2,808	49,766	52,574
Net sales	$3,056,555	$1,422,851	$4,479,406
Less segment expenses:
Cost of sales	2,173,085	969,668
Selling, distribution, and administrative expense, including depreciation[2]	486,476	272,074
Segment operating income	$396,994	$181,109	$578,103
Corporate & other expense, net			82,280
Interest expense, net			2,831
Other income, net			(5,138)
Income before income taxes			$498,130
1The Company accounts for inter-segment sales using market rates.
2Amortization of intangibles is recorded within selling, distribution, and administrative expense, and therefore included in segment operating income for all periods presented.

Supplemental Segment Financial Information

	Service Center	Engineered Solutions	Total
Year Ended June 30, 2026
Assets used in the business	$1,621,621	$1,388,352	$3,009,973
Depreciation and amortization of property	17,386	8,489	25,875
Amortization of intangibles	2,980	37,092	40,072
Capital expenditures	19,726	3,839	23,565
Year Ended June 30, 2025
Assets used in the business	$1,765,631	$1,409,913	$3,175,544
Depreciation and amortization of property	17,492	7,407	24,899
Amortization of intangibles	3,144	32,437	35,581
Capital expenditures	22,544	4,643	27,187
Year Ended June 30, 2024
Assets used in the business	$1,865,269	$1,086,641	$2,951,910
Depreciation and amortization of property	17,700	5,731	23,431
Amortization of intangibles	3,188	25,735	28,923
Capital expenditures	18,040	6,824	24,864
Geographic Information
Long-lived assets are based on physical locations and are composed of the net book value of property and right of use assets. Information by geographic area is as follows:

June 30,	2026	2025
Long-Lived Assets:
United States	$300,861	$269,218
Canada	29,666	33,230
Other Countries	14,323	14,360
Total	$344,850	$316,808
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
NOTE 15: OTHER INCOME, NET
Other income, net, consists of the following:

Year Ended June 30,	2026	2025	2024
Unrealized gain on assets held in rabbi trust for a non-qualified deferred compensation plan	$(4,262)	$(2,748)	$(3,300)
Foreign currency transaction losses (gains)	2,599	529	(1,099)
Net other periodic post-employment costs	114	145	114
Life insurance income, net	(865)	(772)	(855)
Other, net	(329)	(204)	2
Total other income, net	$(2,743)	$(3,050)	$(5,138)

NOTE 16: SUBSEQUENT EVENTS
The Company evaluated events and transactions occurring subsequent to June 30, 2026 through the date the financial statements were issued. Subsequent to June 30, 2026, we acquired 105,285 shares of the Company's common stock on the open market for $34.7 million.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. This evaluation was based on the criteria set forth in the framework "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2026.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Neil A. Schrimsher	/s/ David K. Wells
President & Chief Executive Officer	Vice President - Chief Financial Officer & Treasurer
August 13, 2026

Changes in Internal Control Over Financial Reporting
There have not been any changes in internal control over financial reporting during 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Applied Industrial Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Applied Industrial Technologies, Inc. and subsidiaries (the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 13, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
August 13, 2026

ITEM 9B. OTHER INFORMATION.
During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item as to Applied's directors is incorporated by reference to Applied's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed pursuant to SEC Regulation 14A not later than 120 days after the end of Applied’s year ended June 30, 2026, under the caption “Proposal 1 - Election of Directors.” The information required by this Item as to Applied's executive officers has been furnished in this Annual Report on Form 10-K in Part I, after Item 4, under the caption “Information about our Executive Officers.”
The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Applied's 2026 Proxy Statement, under the caption “Delinquent Section 16(a) Reports."
Applied’s Code of Business Ethics applies to our employees, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Ethics is posted via hyperlink at the investor relations area of our applied.com website. In addition, amendments to and waivers from the Code of Business Ethics will be disclosed promptly at the same location.
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
Information regarding the composition of Applied’s audit committee and the identification of audit committee financial experts serving on the audit committee is incorporated by reference to Applied's 2026 Proxy Statement, under the caption “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to Applied's 2026 Proxy Statement, under the captions “Director Compensation,” “Executive Compensation,” ”Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity compensation plan information is incorporated herein by reference to Applied's 2026 Proxy Statement, under the caption "Equity Compensation Plan Information (as of June 30, 2026)."
Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to Applied's 2026 Proxy Statement, under the caption “Holdings of Major Shareholders, Officers, and Directors.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to Applied's 2026 Proxy Statement, under the caption “Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), fees and services required by this Item are incorporated herein by reference to Applied's 2026 Proxy Statement, under the caption “Proposal 3 - Vote to Ratify Appointment of the Company's Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
(a)1. Financial Statements.
The following consolidated financial statements, notes thereto, the reports of independent registered public accounting firm, and supplemental data are included in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Statements of Consolidated Income for the Years Ended June 30, 2026, 2025, and 2024

•	Statements of Consolidated Comprehensive Income for the Years Ended June 30, 2026, 2025, and 2024

•	Consolidated Balance Sheets at June 30, 2026 and 2025

•	Statements of Consolidated Cash Flows for the Years Ended June 30, 2026, 2025, and 2024

•	Statements of Consolidated Shareholders' Equity For the Years Ended June 30, 2026, 2025, and 2024

•	Notes to Consolidated Financial Statements for the Years Ended June 30, 2026, 2025, and 2024
(a)2. Financial Statement Schedule.
The following schedule is included in this Part IV, and is found in this report at the page indicated:

Page No.

Schedule II - Valuation and Qualifying Accounts: Pg. 73
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

4.4
Amendment No. 1 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty dated as of March 26, 2021 among AIT Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, Applied Industrial Technologies, Inc., as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders (filed as Exhibit 10.1 to Applied's Form 8-K filed March 29, 2021, SEC File No. 1-2299, and incorporated here by reference).

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

4.6
Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of May 12, 2023, by and among AIT Receivables, LLC, Applied Industrial Technologies, Inc., PNC Bank, National Association, Regions Bank, and PNC Capital Markets LLC (filed as Exhibit 4.10 to Applied's Form 10-K for the fiscal year ended June 30, 2023 filed August 11, 2023, SEC File No. 1-2299, and incorporated here by reference).

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

4.13	Description of Applied's securities (filed as Exhibit 4.7 to Applied's Form 10-K for the year ended June 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.1	A written description of Applied's director compensation program is incorporated by reference to Applied’s proxy statement for the 2026 annual meeting of shareholders under the caption “Director Compensation.”

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

*10.7	Amendment No. 1 to the 2015 Long-Term Performance Plan, effective as of June 22, 2026.

*10.8	2019 Long-Term Performance Plan, amended and restated (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2019, SEC File No. 1-2299, and incorporated here by reference).

*10.9	Amendment No. 1 to the 2019 Long-Term Performance Plan, effective as of June 22, 2026.

*10.10	2023 Long-Term Performance Plan (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2023, SEC File No. 1-2299, and incorporated here by reference).

*10.11	Amendment No. 1 to the 2023 Long-Term Performance Plan, effective as of June 22, 2026.

*10.12	Non-Statutory Stock Option Award Terms and Conditions (Directors) (filed as Exhibit 10 to Applied's Form 8-K filed November 30, 2005, SEC File No. 1-2299, and incorporated here by reference).

*10.13	Restricted Stock Award Terms and Conditions (Directors) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended March 31, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.14
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2020 revision) (filed as Exhibit 10.4 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.15	Restricted Stock Units Terms and Conditions (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.16	Performance Shares Terms and Conditions (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2020, SEC File No. 1-2299, and incorporated here by reference).

*10.17
Stock Appreciation Rights Award Terms and Conditions (Officers) (August 2022 revision) (filed as Exhibit 10.1 to Applied's Form 10-Q for the quarter ended September 30, 2022, SEC File No. 1-2299, and incorporated here by reference).

*10.18
Restricted Stock Units Terms and Conditions (Officers) (August 2022 revision) (filed as Exhibit 10.2 to Applied's Form 10-Q for the quarter ended September 30, 2022, SEC File No. 1-2299, and incorporated here by reference).

*10.19
Performance Shares Terms and Conditions (August 2022 revision) (filed as Exhibit 10.3 to Applied's Form 10-Q for the quarter ended September 30, 2022, SEC File No. 1-2299, and incorporated here by reference).

*10.20
Management Incentive Plan General Terms (filed as Exhibit 10.17 to Applied's Form 10-K for the fiscal year ended June 30 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.21
Restricted Stock Units Terms and Conditions (August 2024 revision) (filed as Exhibit 10.18 to Applied's Form 10-K for the fiscal year ended June 30 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.22
Performance Shares Terms and Conditions (August 2024 revision) (filed as Exhibit 10.19 to Applied's Form 10-K for the fiscal year ended June 30 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.23
Stock Appreciation Rights Award Terms and Conditions (August 2024 revision) (filed as Exhibit 10.20 to Applied's Form 10-K for the fiscal year ended June 30 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

*10.24	Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.1 to Applied's Form 8-K filed August 16, 2013, SEC File No. 1-2299, and incorporated here by reference).

*10.25
Schedule of executive officer participants in the Key Executive Restoration Plan, as amended and restated (filed as Exhibit 10.18 to Applied's Form 10-K for the fiscal year ended June 30, 2023 filed August 11, 2023, SEC File No. 1-2299, and incorporated here by reference).

*10.26
Supplemental Defined Contribution Plan (Post-2004 Terms), restated effective as of January 1, 2017 (filed as Exhibit 10.27 to Applied's Form 10-K for the year ended June 30, 2017, SEC File No. 1-2299, and incorporated here by reference.)

*10.27
First Amendment to Supplemental Defined Contribution Plan (Post-2004 Terms) (filed as Exhibit 10.5 to Applied's Form 10-Q for the quarter ended September 30, 2020 SEC File No. 1-2299, and incorporated here by reference.)

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

*10.35	Restricted Stock Award Terms and Conditions (Directors)(filed as Exhibit 10.1 to Applied's form 10-Q for the quarter ended March 31, 2026, SEC File No. 1-2299, and incorporated here by reference).

19	Applied's Insider Trading Policy

21	Applied’s subsidiaries at June 30, 2026.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of attorney.

31	Rule 13a-14(a)/15d-14(a) certifications.

32	Section 1350 certifications.

95	Mine safety and health disclosure.

97
Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to Applied's Form 10-K for the fiscal year ended June 30, 2024 filed August 16, 2024, SEC File No. 1-2299, and incorporated here by reference).

101	The following financial information from Applied Industrial Technologies, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Statements of Consolidated Income, (ii) the Statements of Consolidated Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Statements of Consolidated Cash Flows, (v) the Statements of Consolidated Shareholders' Equity, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. & SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2026, 2025, AND 2024
(in thousands)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
DESCRIPTION	Balance at Beginning of Period	Additions (Deductions) Charged to Cost and Expenses	Additions (Deductions) Charged to Other Accounts		Deductions from Reserve		Balance at End of Period
Year Ended June 30, 2026
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$16,462	$4,613	$—		$5,620	(B)	$15,455
Returns reserve	10,869	—	1,361	(A)	—		12,230
	$27,331	$4,613	$1,361		$5,620		$27,685
Year Ended June 30, 2025
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$13,063	$5,978	$—		$2,579	(B)	$16,462
Returns reserve	10,815	—	54	(A)	—		10,869
	$23,878	$5,978	$54		$2,579		$27,331
Year Ended June 30, 2024
Reserve deducted from assets to which it applies —
Accounts receivable:
Allowance for doubtful accounts	$22,334	$(205)	$—		$9,066	(B)	$13,063
Returns reserve	12,635	—	(1,820)	(A)	—		10,815
	$34,969	$(205)	$(1,820)		$9,066		$23,878
(A)Amounts in the years ending June 30, 2026, 2025 and 2024 represent reserves recorded for the return of merchandise by customers. The Company is required to establish a sales returns reserve at the gross sales value with a corresponding asset established for the value of the expected product to be returned.
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

/s/ Richard M. Wagner
Richard M. Wagner Chief Accounting Officer & Controller (Principal Accounting Officer)
Date: August 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

*	*
Madhuri A. Andrews, Director	Shelly M. Chadwick, Director

*	*
Mary Dean Hall, Director	Robert J. Pagano, Jr., Director

*	*
Vincent K. Petrella, Director	Joe A. Raver, Director

*	/s/ Neil A. Schrimsher
Richard J. Simoncic, Director	Neil A. Schrimsher, President & Chief Executive Officer and Director

*
Pamela J. Tomczik, Director	Peter C. Wallace, Director and Chairman

/s/ Jon S. Ploetz
Jon S. Ploetz, as attorney in fact
for persons indicated by “*”
Date: August 13, 2026