Form 10-Q
period 2026-09-30
APPLIED INDUSTRIAL TECHNOLOGIES INC
filed 2026-10-27
CIK 109563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2026

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

There were 36,514,982 (no par value) shares of common stock outstanding on October 16, 2026.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES

PART I:     FINANCIAL INFORMATION

ITEM I:    FINANCIAL STATEMENTS

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2026	2025
Net sales	$1,291,170	$1,199,523
Cost of sales	898,957	838,094
Gross profit	392,213	361,429
Selling, distribution and administrative expense, including depreciation	248,621	232,399
Operating income	143,592	129,030
Interest expense, net	3,087	993
Other income, net	(436)	(548)
Income before income taxes	140,941	128,585
Income tax expense	30,538	27,778
Net income	$110,403	$100,807
Net income per share - basic	$3.01	$2.67
Net income per share - diluted	$2.97	$2.63

Weighted average common shares outstanding for basic computation	36,705	37,757
Dilutive effect of potential common shares	475	514
Weighted average common shares outstanding for diluted computation	37,180	38,271
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2026	2025
Net income per the condensed statements of consolidated income	$110,403	$100,807

Other comprehensive loss, before tax:
Foreign currency translation adjustments	(2,373)	809
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	25	4
Unrealized gain on cash flow hedge	—	188
Reclassification of interest from cash flow hedge into interest income, net	—	(3,734)
Total other comprehensive loss, before tax	(2,348)	(2,733)
Income tax expense (benefit) related to items of other comprehensive loss	5	(844)
Other comprehensive loss, net of tax	(2,353)	(1,889)
Comprehensive income, net of tax	$108,050	$98,918
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2026	June 30, 2026
ASSETS
Current assets
Cash and cash equivalents	$112,236	$127,130
Accounts receivable, net	822,293	831,244
Inventories	533,253	508,979
Other current assets	85,829	111,376
Total current assets	1,553,611	1,578,729
Property, less accumulated depreciation of $266,017 and $265,410	134,621	131,651
Operating lease assets, net	217,535	213,199
Identifiable intangibles, net	303,147	312,814
Goodwill	704,507	704,700
Other assets	70,328	68,880
TOTAL ASSETS	$2,983,749	$3,009,973

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$293,019	$341,094
Compensation and related benefits	77,966	109,060
Other current liabilities	167,246	162,257
Total current liabilities	538,231	612,411
Long-term debt	282,300	262,300
Other liabilities	278,902	273,513
TOTAL LIABILITIES	1,099,433	1,148,224
Shareholders’ equity
Preferred stock—no par value; 2,500 shares authorized; none issued or outstanding	—	—
Common stock—no par value; 80,000 shares authorized; 54,213 shares issued	10,000	10,000
Additional paid-in capital	204,399	204,606
Retained earnings	2,899,137	2,788,709
Treasury shares—at cost (17,615 and 17,411 shares, respectively)	(1,132,071)	(1,046,770)
Accumulated other comprehensive loss	(97,149)	(94,796)
TOTAL SHAREHOLDERS’ EQUITY	1,884,316	1,861,749
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,983,749	$3,009,973
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$110,403	$100,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property	6,625	6,486
Amortization of intangibles	9,667	10,203
Provision for (recovery of) losses on accounts receivable	999	(1,671)
Amortization of stock appreciation rights	1,767	1,494
Other share-based compensation expense	2,102	1,831
Changes in operating assets and liabilities, net of acquisitions	(45,492)	(584)
Other, net	305	751
Net Cash provided by Operating Activities	86,376	119,317
Cash Flows from Investing Activities
Capital expenditures	(13,013)	(7,301)
Net cash paid for acquisitions, net of cash acquired	—	(2,280)
Proceeds from property sales	98	35
Net Cash used in Investing Activities	(12,915)	(9,546)
Cash Flows from Financing Activities
Repayments under revolving credit facility	(20,000)	—
Borrowings under revolving credit facility	40,000	—
Purchases of treasury shares	(80,034)	(53,175)
Interest rate swap settlement receipts	—	2,698
Dividends paid	(18,767)	(17,383)
Acquisition holdback payments	(310)	(1,210)
Taxes paid for shares withheld	(8,686)	(9,495)
Net Cash used in Financing Activities	(87,797)	(78,565)
Effect of Exchange Rate Changes on Cash	(558)	(907)
(Decrease) increase in Cash and Cash Equivalents	(14,894)	30,299
Cash and Cash Equivalents at Beginning of Period	127,130	388,417
Cash and Cash Equivalents at End of Period	$112,236	$418,716
See notes to condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

For the Period Ended September 30, 2026	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2026	36,803	$10,000	$204,606	$2,788,709	$(1,046,770)	$(94,796)	$1,861,749
Net income				110,403			110,403
Other comprehensive loss						(2,353)	(2,353)
Purchases of common stock for treasury	(245)				(80,692)		(80,692)
Treasury shares issued for:
Exercise of stock appreciation rights	18		(1,767)		(1,870)		(3,637)
Performance share awards	10		(1,107)		(1,536)		(2,643)
Restricted stock units	12		(1,188)		(1,218)		(2,406)
Compensation expense — stock appreciation rights			1,767				1,767
Other share-based compensation expense			2,102				2,102
Other	1		(14)	25	15		26
Balance at September 30, 2026	36,599	$10,000	$204,399	$2,899,137	$(1,132,071)	$(97,149)	$1,884,316

For the Period Ended September 30, 2025	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Shares- at Cost	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2025	37,868	$10,000	$198,970	$2,447,931	$(720,695)	$(91,686)	$1,844,520
Net income				100,807			100,807
Other comprehensive loss						(1,889)	(1,889)
Purchases of common stock for treasury	(204)				(53,566)		(53,566)
Treasury shares issued for:
Exercise of stock appreciation rights	15		(1,098)		(1,270)		(2,368)
Performance share awards	25		(1,942)		(2,905)		(4,847)
Restricted stock units	14		(1,013)		(1,132)		(2,145)
Compensation expense — stock appreciation rights			1,494				1,494
Other share-based compensation expense			1,831				1,831
Other	—		(1)	53	(134)		(82)
Balance at September 30, 2025	37,718	$10,000	$198,241	$2,548,791	$(779,702)	$(93,575)	$1,883,755

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

1.    BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position of Applied Industrial Technologies, Inc. (the “Company” or “Applied”) as of September 30, 2026, and the results of its operations and its cash flows for the three month periods ended September 30, 2026 and 2025, was included. The condensed consolidated balance sheet as of June 30, 2026 was derived from the audited consolidated financial statements at that date. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.
Operating results for the three month period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending June 30, 2027.
Inventory
Inventories are valued at average cost, using the last-in, first-out (LIFO) method for U.S. inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory determination. LIFO expense of $5,631 and $2,622 for the three months ended September 30, 2026 and 2025, respectively, is recorded in cost of sales in the condensed statements of consolidated income.
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
Recently Adopted Accounting Guidance
In July 2025, the Financial Accounting Standards Board ("FASB") issued its final standard which amends the guidance on the measurement of credit losses for accounts receivable and contract assets. This standard, issued as Accounting Standard Update ("ASU") 2025-05, provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation of expected credit losses to reflect current conditions. The amendments will be effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual periods. The adoption of the ASU did not materially impact the consolidated financial statements.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
In September 2025, the FASB issued its final accounting standard updated which amends certain aspects of existing guidance on the accounting for and disclosure of software costs. This standard, issued as ASU 2025-06, removes all references to project stages throughout existing accounting literature and clarifies the threshold entities apply to begin capitalizing costs. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impacts of this guidance on its financial statements and related disclosures.
In November 2024, the FASB issued its final standard on the Disaggregation of Income Statement Expenses. This standard, issued as ASU 2024-03, requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements can be applied prospectively with the option for retrospective application. The Company is currently evaluating the impacts of this guidance on its financial statements and related disclosures.

2.    REVENUE RECOGNITION
Disaggregation of Revenues
The following tables present the Company's net sales by reportable segment and by geographic areas based on the location of the facility shipping the product for the three months ended September 30, 2026 and 2025. Other countries consist of Mexico, Australia, New Zealand, Singapore, and Costa Rica.

	Three Months Ended September 30,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Geographic Areas:
United States	$695,155	$448,267	$1,143,422	$656,804	$399,683	$1,056,487
Canada	70,145	—	70,145	75,317	—	75,317
Other countries	50,049	27,554	77,603	50,353	17,366	67,719
Total	$815,349	$475,821	$1,291,170	$782,474	$417,049	$1,199,523

The following tables present the Company’s percentage of revenue by reportable segment and major customer industry for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
General Industry	35.4%	41.4%	37.5%	34.4%	42.5%	37.1%
Industrial Machinery	8.0%	27.6%	15.2%	7.9%	24.0%	13.5%
Metals	12.4%	7.3%	10.5%	11.5%	7.1%	10.0%
Food	14.8%	2.7%	10.4%	15.9%	2.6%	11.3%
Forest Products	11.1%	1.9%	7.7%	11.8%	2.1%	8.4%
Chem/Petrochem	2.8%	10.2%	5.5%	2.7%	13.0%	6.3%
Cement & Aggregate	6.7%	1.4%	4.8%	7.6%	1.2%	5.4%
Oil & Gas	5.5%	2.2%	4.3%	4.7%	2.3%	3.9%
Transportation	3.3%	5.3%	4.1%	3.5%	5.2%	4.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
The following tables present the Company’s percentage of revenue by reportable segment and product line for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
	Service Center	Engineered Solutions	Total	Service Center	Engineered Solutions	Total
Power Transmission	36.8%	8.3%	26.3%	37.5%	8.6%	27.5%
General MRO & Other	23.3%	27.2%	24.8%	22.3%	25.0%	23.2%
Fluid Power	14.6%	36.5%	22.6%	14.3%	37.7%	22.4%
Bearings, Linear & Seals	25.3%	1.3%	16.5%	25.9%	0.3%	17.0%
Specialty Flow Control	—%	26.7%	9.8%	—%	28.4%	9.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Activity related to contract assets and contract liabilities, which are included in other current assets and other current liabilities on the condensed consolidated balance sheet, is as follows:

	September 30, 2026	June 30, 2026	$ Change	% Change
Contract assets	$22,544	$28,702	$(6,158)	(21.5)%
Contract liabilities	32,325	30,648	1,677	5.5%
The change in balances noted above of the Company's contract assets primarily results from the timing difference between the satisfaction of the Company's performance and when the customer is billed.
3.    BUSINESS COMBINATIONS
The operating results of all acquired entities are included within the consolidated operating results of the Company from the date of each respective acquisition.
Fiscal 2026 Acquisitions
On January 17, 2026, the Company acquired substantially all the net assets of Thompson Industrial Supply ("Thompson"), a Los Angeles, California based provider of industrial bearings, power transmission, hydraulics, pneumatics, linear motion products, and service solutions. Thompson is included in the Service Center segment. The purchase price for Thompson was $9,000, net tangible assets acquired were $1,414, identifiable intangible assets were $3,800, and goodwill was $3,786; the values are based upon preliminary estimated fair values at the acquisition date, which are subject to adjustments primarily related to working capital adjustments. The purchase accounting will be finalized within one year from the acquisition date. The purchase price includes $1,350 of acquisition holdback payments, which is included in other current liabilities and other liabilities on the condensed consolidated balance sheet as of September 30, 2026, and will be paid on the first and second anniversary of the acquisition date with interest at a fixed rate of 1.0% per annum. The Company funded this acquisition using available cash. The results of operations for the acquired entity are not material in relation to the Company's condensed consolidated financial statements.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
4.    GOODWILL AND INTANGIBLES
The changes in the carrying amount of goodwill for both the Service Center segment and the Engineered Solutions segment for the year ended June 30, 2026 and the three month period ended September 30, 2026 are as follows:

	Service Center	Engineered Solutions	Total
Balance at June 30, 2025	$221,706	$477,668	$699,374
Goodwill acquired during the year	4,293	1,555	5,848
Other, primarily currency translation	(522)	—	(522)
Balance at June 30, 2026	225,477	479,223	704,700
Goodwill acquired during the period	—	—	—
Other, primarily currency translation	(193)	—	(193)
Balance at September 30, 2026	$225,284	$479,223	$704,507
The Company has eight (8) reporting units for which an annual goodwill impairment assessment was performed as of January 1, 2026. Based on the assessment performed, the Company concluded that the fair value of all of the reporting units exceeded their carrying amount as of January 1, 2026, therefore no impairment exists.
At September 30, 2026 and June 30, 2026, accumulated goodwill impairment losses subsequent to 2002 totaled $64,794 related to the Service Center segment and $167,605 related to the Engineered Solutions segment.
The Company’s identifiable intangible assets resulting from business combinations are amortized over their estimated period of benefit and consist of the following:

September 30, 2026	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$508,309	$266,022	$242,287
Trade names	107,821	50,261	57,560
Other	5,699	2,399	3,300
Total Identifiable Intangibles	$621,829	$318,682	$303,147

June 30, 2026	Amount	Accumulated Amortization	Net Book Value
Finite-Lived Identifiable Intangibles:
Customer relationships	$508,292	$258,375	$249,917
Trade names	108,357	48,969	59,388
Other	6,651	3,142	3,509
Total Identifiable Intangibles	$623,300	$310,486	$312,814
Amounts include the impact of foreign currency translation. Fully amortized finite-lived identifiable intangible assets are written off in the period when they become fully amortized.
Identifiable intangible assets with finite lives are reviewed for impairment when changes in conditions indicate carrying value may not be recoverable.
Estimated future amortization expense by year (based on the Company’s identifiable intangible assets as of September 30, 2026) for the next five years is as follows: $27,700 for the remainder of 2027, $34,900 for 2028, $32,800 for 2029, $30,800 for 2030, $28,700 for 2031 and $26,800 for 2032.
5.     DEBT
A summary of long-term debt is as follows:

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

	September 30, 2026	June 30, 2026
Revolving credit facility	$94,000	$74,000
Trade receivable securitization facility	188,300	188,300
Total debt	$282,300	$262,300
Revolving Credit Facility & Term Loan
On October 24, 2025, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for future acquisitions, ongoing working capital and other general corporate purposes. This agreement provides a $900,000 unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800,000. The new revolving credit facility also provides for a $25,000 sublimit for swing line loans and a $50,000 sublimit for letters of credit. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate ("SOFR") plus a margin that ranges from 80 to 155 basis points, both of which are based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $805,800 and $825,757 at September 30, 2026 and June 30, 2026, respectively, which is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $200 and $243 at September 30, 2026 and June 30, 2026, respectively, to secure certain insurance obligations. The interest rate on the revolving credit facility was 4.70% and 4.44% as of September 30, 2026 and June 30, 2026, respectively.
The Company paid $1,611 of debt issuance costs related to the new revolving credit facility in the year ended 2026, which are included in other current assets and other assets in the condensed consolidated balance sheet as of September 30, 2026 and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5,336 as of September 30, 2026 and June 30, 2026, to secure certain insurance obligations.
Trade Receivable Securitization Facility
On July 10, 2025, the Company amended its existing trade receivable securitization facility (the "AR Securitization Facility") and extended its maturity to July 10, 2028. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250,000 and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250,000 of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of September 30, 2026 and June 30, 2026 was 4.80% and 4.55%, respectively.

6.     DERIVATIVES
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
Realized gains and losses of the actual monthly settlement activity of the interest rate swap was included within interest income or expense in the condensed consolidated statements of operations. The Company historically reflected the unrealized changes in fair value of the interest rate swap at each reporting period in other comprehensive income

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
and a derivative asset or liability was recognized at each reporting period in the Company’s condensed consolidated balance sheets for the interest rate swap. The interest rate swap matured as scheduled in January 2026 and as such, the derivative asset was derecognized. There were no amounts remaining in accumulated other comprehensive income related to this hedge as of June 30, 2026.
There were no amounts reclassified from other comprehensive loss, before tax, to interest expense, net for the three months ended September 30, 2026. Amounts reclassified from other comprehensive loss, before tax, to interest expense, net was income of $3,734 for the three months ended September 30, 2025.
7.    FAIR VALUE MEASUREMENTS
Marketable securities measured at fair value at September 30, 2026 and June 30, 2026 totaled $31,038 and $30,685, respectively. The majority of these marketable securities are held in a rabbi trust for a non-qualified deferred compensation plan. The marketable securities are included in other assets in the accompanying condensed consolidated balance sheets and their fair values were determined using quoted market prices (Level 1 in the fair value hierarchy). In addition, the Company holds Corporate-Owned Life Insurance ("COLI") policies on certain retired employees, which are valued at the cash surrender value of the policies (Level 3 in the fair value hierarchy). The fair value of the COLI policies totaled $21,801 and $21,660, at September 30, 2026 and June 30, 2026, respectively, and are included in other assets in the condensed consolidated balance sheets.
As of September 30, 2026 and June 30, 2026, the Company had no fixed interest rate debt outstanding.
The revolving credit facility and the AR Securitization Facility contain variable interest rates and their carrying values approximate fair value (Level 2 in the fair value hierarchy). The carrying value of our cash and cash equivalents, trade accounts receivable, and accounts payable, approximate fair value because of the short-term maturity of these financial instruments.
8.    SHAREHOLDERS' EQUITY
Accumulated Other Comprehensive Loss
Changes in the accumulated other comprehensive loss are comprised of the following amounts, shown net of taxes:

	Three Months Ended September 30, 2026
	Foreign currency translation adjustment	Post-employment benefits	Cash flow hedge	Total accumulated other comprehensive loss
Balance at June 30, 2026	$(94,450)	$(346)	$—	$(94,796)
Other comprehensive income	(2,373)	—	—	(2,373)
Amounts reclassified from accumulated other comprehensive (loss) income	—	20	—	20
Net current-period other comprehensive income (loss)	(2,373)	20	—	(2,353)
Balance at September 30, 2026	$(96,823)	$(326)	$—	$(97,149)

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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
Other Comprehensive Loss
Details of other comprehensive loss are as follows:

	Three Months Ended September 30,
	2026			2025
	Pre-Tax Amount	Tax Expense	Net Amount	Pre-Tax Amount	Tax (Benefit) Expense	Net Amount
Foreign currency translation adjustments	$(2,373)	$—	$(2,373)	$809	$11	$798
Reclassification of net actuarial gains and prior service cost into other income, net and included in net periodic pension costs	25	5	20	4	3	1
Unrealized gain on cash flow hedge	—	—	—	188	46	142
Reclassification of interest from cash flow hedge into interest income, net	—	—	—	(3,734)	(904)	(2,830)
Other comprehensive loss	$(2,348)	$5	$(2,353)	$(2,733)	$(844)	$(1,889)
Anti-dilutive Common Stock Equivalents
In the three month periods ended September 30, 2026 and September 30, 2025, stock options and stock appreciation rights related to 78 and 77 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the periods then ended as they were anti-dilutive.
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

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)

Three Months Ended September 30, 2026	Service Center	Engineered Solutions	Total
Total sales	$816,580	$492,964	$1,309,544
Less: Inter-segment sales¹	1,231	17,143	18,374
Net sales	$815,349	$475,821	$1,291,170
Less segment expenses:
Cost of sales	577,475	321,482
Selling, distribution, and administrative expense, including depreciation²	132,557	93,416
Segment operating income	$105,317	$60,923	$166,240
Corporate & other expense, net			22,648
Interest expense, net			3,087
Other income, net			(436)
Income before income taxes			$140,941

Three Months Ended September 30, 2025	Service Center	Engineered Solutions	Total
Total sales	$783,848	$433,573	$1,217,421
Less: Inter-segment sales¹	1,374	16,524	17,898
Net sales	$782,474	$417,049	$1,199,523
Less segment expenses:
Cost of sales	556,201	281,893
Selling, distribution, and administrative expense, including depreciation²	122,220	89,296
Segment operating income	$104,053	$45,860	$149,913
Corporate & other expense, net			20,883
Interest expense, net			993
Other income, net			(548)
Income before income taxes			$128,585
¹The Company accounts for inter-segment sales using market rates.
²Amortization of intangibles is recorded within selling, distribution, and administrative expense, and therefore included in segment operating income for all periods presented.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts) (Unaudited)
A reconciliation of supplemental segment financial information is as follows:

Three Months Ended	Service Center	Engineered Solutions	Total
September 30, 2026
Assets used in the business	$1,582,330	$1,401,419	$2,983,749
Depreciation and amortization of property	4,667	1,958	6,625
Amortization of intangibles	727	8,940	9,667
Capital expenditures	12,286	727	13,013

September 30, 2025
Assets used in the business	$1,785,052	$1,400,422	$3,185,474
Depreciation and amortization of property	4,235	2,251	6,486
Amortization of intangibles	730	9,473	10,203
Capital expenditures	6,328	973	7,301
10.    OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consists of the following:

	Three Months Ended
	September 30,
	2026	2025
Unrealized loss (gain) on assets held in rabbi trust for a non-qualified deferred compensation plan	$113	$(1,450)
Foreign currency transaction (gains) losses	(470)	1,019
Net other periodic post-employment costs	22	26
Life insurance income, net	(182)	(130)
Other, net	81	(13)
Total other income, net	$(436)	$(548)
11.    SUBSEQUENT EVENTS
We have evaluated events and transactions occurring subsequent to September 30, 2026 through the date the financial statements were issued, noting no significant subsequent events require disclosure.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Applied Industrial Technologies (“Applied,” the “Company,” “We,” “Us” or “Our”) is a leading value-added distributor and technical solutions provider of industrial motion, fluid power, flow control, automation technologies and related maintenance supplies. Our leading brands, specialized services, and comprehensive knowledge serve Maintenance, Repair & Operations ("MRO") and Original Equipment Manufacturer ("OEM") end users in virtually all industrial markets through our multi-channel capabilities that provide choice, convenience, and expertise. We have a long tradition of growth dating back to 1923, the year our business was founded in Cleveland, Ohio. During the first quarter of 2027, business was conducted primarily in North America, as well as Australia, New Zealand, and Singapore from 580 facilities.
The following is Management's Discussion and Analysis of significant factors which affected our financial condition, results of operations and cash flows during the periods included in the accompanying condensed consolidated balance sheets, statements of consolidated income, consolidated comprehensive income and consolidated cash flows. When reviewing the discussion and analysis set forth below, please note that a significant number of stock keeping units ("SKUs") we sell, or the products we sell in our Engineered Solutions segment, in any given period are not necessarily sold in the comparable period of the prior year, resulting in the inability to quantify with certainty commonly used comparative metrics analyzing sales, such as changes due to volumes, product mix and price.
Overview
Consolidated sales for the quarter ended September 30, 2026 increased $91.7 million or 7.6% compared to the prior year quarter, with acquisitions increasing sales by $3.5 million or 0.3% and favorable foreign currency translation of $2.6 million increasing sales by 0.2%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $85.6 million or 7.1% during the quarter primarily reflecting volume growth in the Engineered Solutions segment and modest price contribution. The Company generated operating income of $143.6 million, or operating margin of 11.1% of sales for the quarter ended September 30, 2026, compared to operating income of $129.0 million, or operating margin of 10.8% of sales for the same quarter in the prior year. Net income of $110.4 million increased 9.5% compared to the prior year quarter.
Applied monitors several economic indices that have been key indicators for industrial economic activity in the United States. These include the Manufacturing Industrial Production ("MIP") and Manufacturing Capacity Utilization ("MCU") indices published by the Federal Reserve Board and the Purchasing Managers Index ("PMI") published by the Institute for Supply Management ("ISM"). Historically, our performance correlates well with the MCU, which measures productivity and calculates a ratio of actual manufacturing output versus potential full capacity output. When manufacturing plants are running at a high rate of capacity, they tend to wear out machinery more frequently and require replacement parts. The indices available for the months during the current quarter, along with the indices for the prior year end, were as follows:

	Index Reading
Month	MCU	PMI	MIP
September 2026	75.9	54.5	98.4
August 2026	75.8	54.6	98.2
July 2026	76.0	55.6	98.4
June 2026	76.0	53.3	98.3

The approximate number of employees was 6,800 at September 30, 2026, 6,900 at June 30, 2026, and 6,794 at September 30, 2025. The number of operating facilities totaled 580 at September 30, 2026, 580 at June 30, 2026 and 594 at September 30, 2025.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 2026 and 2025
The following table is included to aid in review of Applied's condensed statements of consolidated income.

	Three Months Ended September 30,		Change in $'s Versus Prior Period - % Increase
	As a Percent of Net Sales
	2026	2025
Net sales	100.0%	100.0%	7.6%
Gross profit	30.4%	30.1%	8.5%
Selling, distribution & administrative expense	19.3%	19.4%	7.0%
Operating income	11.1%	10.8%	11.3%
Net income	8.6%	8.4%	9.5%
During the quarter ended September 30, 2026, sales increased $91.7 million or 7.6% compared to the prior year quarter, with sales from acquisitions adding $3.5 million or 0.3% and favorable foreign currency translation accounting for a increase of $2.6 million or 0.2%. There were 64 selling days in both the quarter ended September 30, 2026 and 2025. Excluding the impact of businesses acquired and foreign currency translation, sales increased $85.6 million or 7.1% during the quarter due to higher volumes of approximately $60.0 million with the remainder attributed to positive price contribution.
The following table shows changes in sales by reportable segment (amounts in millions).

Sales by Reportable Segment	Three Months Ended September 30,		Sales Increase	Amount of change due to
					Foreign Currency	Organic Change
	2026	2025		Acquisitions
Service Center	$815.4	$782.4	$33.0	$3.5	$2.6	$26.9
Engineered Solutions	475.8	417.1	58.7	—	—	58.7
Total	$1,291.2	$1,199.5	$91.7	$3.5	$2.6	$85.6
Sales in our Service Center segment, which operates primarily in MRO markets, increased $33.0 million or 4.2% compared to the prior year quarter. Acquisitions within this segment increased sales by $3.5 million or 0.4% while favorable foreign currency translation increased sales by $2.6 million or 0.3%. Excluding the impact of businesses acquired and foreign currency translation, sales increased $26.9 million or 3.5%, due to favorable end-market demand and benefits from our internal sales initiatives across the United States of approximately $35.0 million, partially offset by softer end-market demand within our international operations.

Sales in our Engineered Solutions segment increased $58.7 million or 14.1%, primarily due to higher volumes of approximately $46.0 million reflecting stronger demand across our fluid power and automation operations, and to a lesser extent our flow control operations, with the remainder from positive price contribution.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table shows changes in sales by geographic area. Other countries includes Mexico, Australia, New Zealand, Singapore, and Costa Rica (amounts in millions).

	Three Months Ended September 30,		Sales Increase (Decrease)	Amount of change due to
					Foreign Currency	Organic Change
Sales by Geographic Area	2026	2025		Acquisitions
United States	$1,143.4	$1,056.5	$86.9	$3.5	$—	$83.4
Canada	70.2	75.3	(5.1)	—	(1.2)	(3.9)
Other countries	77.6	67.7	9.9	—	3.8	6.1
Total	$1,291.2	$1,199.5	$91.7	$3.5	$2.6	$85.6
Sales in our U.S. operations increased $86.9 million or 8.2%, including the effect of acquisitions contributing $3.5 million or 0.3%. Excluding the impact of businesses acquired, sales in the United States were up $83.4 million or 7.9% primarily due to higher demand in the Engineered Solutions segment, and to a lesser extent our Service Center segment. Sales in Canada decreased $5.1 million or 6.9%, including unfavorable foreign currency translation of $1.2 million or 1.6%. Excluding the impact of foreign currency translation, Canadian sales decreased $3.9 million or 5.3% due to lower demand in the Service Center segment. Sales in other countries increased $9.9 million or 14.6%, including favorable foreign currency translation of $3.8 million or 5.5%. Excluding the impact of foreign currency translation, sales in other countries increased $6.1 million or 9.1% due to strong demand in markets served in our Engineered Solutions segment.
Our gross profit margin was 30.4% in the quarter ended September 30, 2026 compared to 30.1% in the prior period. The gross profit margin for the current year was negatively impacted by 0.2% due to higher LIFO expense as compared to the prior year. Excluding the incremental LIFO expense, gross profit margin increased due to price contributions and channel execution of approximately 0.4% and favorable mix impact of approximately 0.1% from growth in revenues in the Engineered Solutions Segment.
Segment gross profit margin for the Service Center segment was 29.2% in the quarter ended September 30, 2026 and 28.9% in in the quarter ended September 30, 2025, which included a 0.2% negative margin impact from higher LIFO expense. Gross profit margin expanded in the quarter primarily due to favorable channel execution. Segment gross profit margin for the Engineered Solutions segment was 32.4% in both the quarter ended September 30, 2026 and September 30, 2025. This reflects a 0.3% negative margin impact from higher LIFO expense in the current year, offset by price contributions and ongoing gross margin initiatives.
The following table shows the changes in selling, distribution and administrative expense (SD&A) (amounts in millions).

	Three Months Ended September 30,		SD&A Increase	Amount of change due to
					Foreign Currency	Organic Change
	2026	2025		Acquisitions
SD&A	$248.6	$232.4	$16.2	$0.5	$0.5	$15.2
SD&A consists of associate compensation, benefits and other expenses associated with selling, purchasing, warehousing, supply chain management and marketing and distribution of the Company's products, as well as costs associated with a variety of administrative functions such as human resources, information technology, treasury, accounting, insurance, legal, facility related expenses and expenses incurred in acquiring businesses. SD&A was 19.3% of sales in the quarter ended September 30, 2026 compared to 19.4% in the prior year quarter. SD&A increased $16.2 million or 7.0% compared to the prior year quarter, including SD&A from businesses acquired of $0.5 million or 0.2%. Changes in foreign currency exchange rates had the effect of increasing SD&A during the quarter ended September 30, 2026 by $0.5 million or 0.2% compared to the prior year quarter. Excluding the impact of businesses acquired and the favorable currency translation impact, SD&A increased $15.2 million or 6.6% during the quarter ended September 30, 2026 compared to the prior year quarter primarily due to higher compensation costs of $12.3 million.
Segment SD&A for the Service Center segment increased $10.3 million, to $132.5 million during the current year quarter from $122.2 million during the prior year quarter due primarily to higher compensation costs of $5.6 million and accounts receivable provisioning cost of $1.8 million. As a percentage of sales, segment SD&A was 16.3% in the current year quarter compared to 15.6% in the prior year quarter due to the factors previously noted. Segment SD&A for the Engineered Solutions segment increased $4.1 million, to $93.4 million during the current year quarter from $89.3 million during the prior year quarter due to

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

higher compensation costs of $5.9 million, offset by a decrease in depreciation and amortization of $0.8 million. As a percentage of sales, segment SD&A was 19.6% in the current year quarter compared to 21.4% in the prior year quarter primarily reflecting effective expense leveraging on higher sales levels.
Operating income increased $14.6 million or 11.3%, to $143.6 million in the current year quarter from $129.0 million during prior year quarter, and as a percent of sales increased to 11.1% from 10.8% during the prior year quarter.
Operating income, as a percentage of sales for the Service Center segment decreased to 12.9% in the current year quarter from 13.3% in the prior year quarter. Operating income as a percentage of sales for the Engineered Solutions segment increased to 12.8% in the current year quarter from 11.0% in the prior year quarter.
Segment operating income for the Service Center segment increased $1.3 million to $105.3 million during the current year quarter, from $104.0 million during the prior year quarter due to higher revenues partially offset by higher SD&A expenses. As a percentage of sales, segment operating income decreased to 12.9% in the current year quarter from 13.3% in the prior year quarter, primarily due to higher employee related costs and accounts receivable provisioning cost. Segment operating income for the Engineered Solutions segment increased $15.1 million to $60.9 million during the current year quarter from $45.8 million during the prior year quarter due to incremental gross profit on higher volumes, partially offset by higher SD&A expenses. As a percentage of sales, segment operating income increased to 12.8% in the current year quarter from 11.0% in the prior year quarter, primarily reflecting effective expense leveraging on higher sales levels.
The Company had net interest expense in the current year quarter of $3.1 million compared to net interest expense of $1.0 million in the prior year quarter reflecting higher net interest expense following the January 2026 maturity of our interest rate swap, as well as lower interest income on reduced cash balances as compared to the prior year.
Other income, net, which represents certain non-operating items of income and expense, was income of $0.4 million in the current year quarter compared to income of $0.5 million in the prior year quarter.
The effective income tax rate was 21.7% for the quarter ended September 30, 2026 compared to 21.6% for the quarter ended September 30, 2025.
As a result of the factors addressed above, net income for the quarter ended September 30, 2026 increased $9.6 million or 9.5% compared to the prior year quarter. Diluted net income per share was $2.97 per share for the quarter ended September 30, 2026 compared to $2.63 per share in the prior year quarter, an increase of 12.9%.
Liquidity and Capital Resources
Our primary source of capital is cash flow from operations, supplemented as necessary by bank borrowings or other sources of debt. We had total debt obligations outstanding of $282.3 million at September 30, 2026 compared to $262.3 million at June 30, 2026. Management expects that our existing cash, cash equivalents, funds available under the revolving credit facility, and cash provided from operations will be sufficient to finance normal working capital needs in each of the countries in which we operate, payment of dividends, acquisitions, investments in properties, facilities and equipment, debt service, and the purchase of additional Company common stock. Management also believes that additional long-term debt and line of credit financing could be obtained based on the Company's credit standing and financial strength.
The Company's working capital at September 30, 2026 was $1,015.4 million, compared to $966.3 million at June 30, 2026. The current ratio was 2.9 to 1 at September 30, 2026 and 2.6 to 1 at June 30, 2026.
Net Cash Flows
The following table is included to aid in review of Applied's condensed statements of consolidated cash flows (amounts in thousands).

	Three Months Ended September 30,
Net Cash Provided by (Used in):	2026	2025
Operating Activities	$86,376	$119,317
Investing Activities	(12,915)	(9,546)
Financing Activities	(87,797)	(78,565)
Exchange Rate Effect	(558)	(907)
Increase in Cash and Cash Equivalents	$(14,894)	$30,299
Cash provided by operating activities during three months ended September 30, 2026 declined $32.9 million as compared to the prior year primarily due to a decrease in working capital of $44.9 million offset by higher net income of $9.6 million. The

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

decrease in working capital was primarily due to higher cash outflow in accounts payable of $45.1 million due to the timing of vendor payments.
Net cash used in investing activities during the three months ended September 30, 2026 increased from the prior period primarily due to $13.0 million used for capital expenditures in the current year quarter compared to $7.3 million in the prior year quarter to support growth in our business and information technology investment.
Net cash used in financing activities during the three months ended September 30, 2026 increased from the prior quarter primarily due to $80.0 million used to repurchase 245,285 shares of common stock in the current year quarter compared to $53.2 million used to repurchase 204,136 shares of common stock in the prior year quarter, partially offset by incremental borrowings under the revolving credit facility of $20.0 million.
Share Repurchases
The Board of Directors has authorized the repurchase of shares of the Company's common stock. These purchases may be made in open market and negotiated transactions, from time to time, depending upon market conditions. At September 30, 2026, we had authorization to repurchase 2,608,967 shares. During the three months ended September 30, 2026, we purchased 245,285 shares of the Company's common stock on the open market at an average price per share of $326.29. During the three months ended September 30, 2025, we purchased 204,136 shares of the Company's common stock on the open market at an average price per share of $260.49.
Borrowing Arrangements
A summary of long-term debt, including the current portion, follows (amounts in thousands):

	September 30, 2026	June 30, 2026
Revolving credit facility	$94,000	$74,000
Trade receivable securitization facility	188,300	188,300
Total debt	$282,300	$262,300
Revolving Credit Facility & Term Loan
On October 24, 2025, the Company entered into a five-year revolving credit facility with a group of banks to refinance the existing credit facility as well as provide funds for future acquisitions, ongoing working capital and other general corporate purposes. This agreement provides a $900.0 million unsecured revolving credit facility and an uncommitted accordion feature which allows the Company to request an increase in the borrowing commitments, or incremental term loans, under the credit facility in aggregate principal amounts of up to $800.0 million. The new revolving credit facility also provides for a $25.0 million sublimit for swing line loans and a $50.0 million sublimit for letters of credit. Borrowings under this agreement bear interest, at the Company's election, at either the base rate plus a margin that ranges from 0 to 55 basis points based on the Company's net leverage ratio or Secured Overnight Financing Rate ("SOFR") plus a margin that ranges from 80 to 155 basis points, both of which are based on the Company's net leverage ratio. Borrowing capacity under this facility, without exercising the accordion feature, totaled $805.8 million and $825.8 million at September 30, 2026 and June 30, 2026, respectively, which is available to fund future acquisitions or other capital and operating requirements. These amounts are net of outstanding letters of credit of $0.2 million at September 30, 2026 and June 30, 2026, respectively, to secure certain insurance obligations. The interest rate on the revolving credit facility was 4.70% and 4.44% as of September 30, 2026 and June 30, 2026, respectively.
The Company paid $1.6 million of debt issuance costs related to the new revolving credit facility in the year ended 2026, which are included in other current assets and other assets in the condensed consolidated balance sheet as of September 30, 2026 and will be amortized over the five-year term of the new credit facility.
Additionally, the Company had letters of credit outstanding not associated with the revolving credit agreement, in the amount of $5.3 million as of September 30, 2026 and June 30, 2026, to secure certain insurance obligations.
Trade Receivable Securitization Facility
On July 10, 2025, the Company amended its existing trade receivable securitization facility (the "AR Securitization Facility") and extended its maturity to July 10, 2028. The AR Securitization Facility effectively increases the Company’s borrowing capacity by collateralizing a portion of the amount of the U.S. operations’ trade accounts receivable. The Company uses the proceeds from the AR Securitization Facility as an alternative to other forms of debt. The AR Securitization Facility's maximum borrowing capacity is $250.0 million and fees on amounts borrowed are 0.90% per year. Borrowing capacity is further subject to changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the accounts receivable portfolio and, therefore, at certain times, we may not be able to fully access the $250.0 million of borrowing capacity available under the AR Securitization Facility. Borrowings under the AR Securitization Facility carry

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

variable interest rates tied to SOFR. The interest rate on the AR Securitization Facility as of September 30, 2026 and June 30, 2026 was 4.80% and 4.55%, respectively.
The credit facility contains restrictive covenants regarding liquidity, net worth, financial ratios, and other covenants. At September 30, 2026, the most restrictive of these covenants required that the Company have net indebtedness less than 3.75 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). At September 30, 2026, the Company's net indebtedness was less than 0.3 times consolidated income before interest, taxes, depreciation and amortization (as defined in these agreements). The Company was in compliance with all financial covenants at September 30, 2026.
Accounts Receivable Analysis
The following table is included to aid in analysis of accounts receivable and the associated provision for losses on accounts receivable (all dollar amounts in thousands):

	September 30,	June 30,
	2026	2026
Accounts receivable, gross	$838,089	$846,699
Less: allowance for doubtful accounts	15,796	15,455
Accounts receivable, net	$822,293	$831,244
Allowance for doubtful accounts, % of gross receivables	1.9%	1.8%

	Three Months Ended September 30,
	2026	2025
Provision for (recovery of) losses on accounts receivable	$999	$(1,671)
Provision as a % of net sales	0.08%	(0.14)%

Accounts receivable are reported at net realizable value and consist of trade receivables from customers. Management monitors accounts receivable by reviewing Days Sales Outstanding (DSO) and the aging of receivables for each of the Company's operations.
On a consolidated basis, DSO was 57.3 at September 30, 2026 compared to 55.3 at June 30, 2026. As of September 30, 2026, 1.4% of our accounts receivable balances are more than 90 days past due, compared to 1.1% at June 30, 2026.
On an overall basis, we recorded modest provisions for losses on uncollected receivables representing 0.08% of our sales in the three months ended September 30, 2026, compared to the recovery of losses of (0.14)% of sales for the three months ended September 30, 2025. This change is primarily in the U.S. operations of the Service Center segment. Historically, this percentage is around 0.10% to 0.15%. Management believes the overall receivables aging and provision for losses on uncollected receivables are at reasonable levels.
Inventory Analysis
Inventories are valued using the last-in, first-out (LIFO) method for U.S. inventories and the average cost method for foreign inventories.  Management uses an inventory turnover ratio to monitor and evaluate inventory.  Management calculates this ratio on an annual as well as a quarterly basis, and believes that using average costs to determine the inventory turnover ratio instead of LIFO costs provides a more useful analysis.  The annualized inventory turnover based on average costs was 4.5 for both the periods ended September 30, 2026 and June 30, 2026.

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
We discuss certain of these matters and other risk factors more fully throughout this Form 10-Q as well as other of our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended June 30, 2026.

APPLIED INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended June 30, 2026.

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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes Applied's repurchases of its common stock in the quarter ended September 30, 2026.

Period	(a) Total Number of Shares	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	105,285	$329.30	105,285	2,748,967
August 1, 2026 to August 31, 2026	0	$0.00	0	2,748,967
September 1, 2026 to September 30, 2026	140,000	$324.03	140,000	2,608,967
Total	245,285	$326.29	245,285	2,608,967

(1)On April 22, 2026, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company's common stock (the "2026 Authorization"), replacing the April 29, 2025 authorization, which was terminated upon and effective as of the date of the 2026 Authorization. Purchases can be made in the open market or in privately negotiated transactions. The authorization is in effect until all shares are purchased, or the Board revokes or amends the authorization.

ITEM 5.     Other Information
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that (i) was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) that constituted a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K 408(c) of the Securities Exchange Act of 1934, as amended, except as follows:
On August 19, 2026, David K. Wells, the Company’s Vice President–Chief Financial Officer & Treasurer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The plan provides for the sale of up to 25,000 of the Company’s common shares beginning December 21, 2026 and continuing through November 17, 2027, subject to earlier termination in accordance with its terms.

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

101
The following financial information from Applied Industrial Technologies Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Statements of Consolidated Income, (ii) the Condensed Statements of Consolidated Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Statements of Consolidated Cash Flows, (v) the Condensed Statements of Shareholders' Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
The Company will furnish a copy of any exhibit described above and not contained herein upon payment of a specified reasonable fee which shall be limited to the Company’s reasonable expenses in furnishing the exhibit.
Certain instruments with respect to long-term debt were not filed as exhibits because the total amount of securities authorized under any one of the instruments does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each such instrument.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APPLIED INDUSTRIAL TECHNOLOGIES, INC.
(Company)

Date:	October 27, 2026	By: /s/ Neil A. Schrimsher
Neil A. Schrimsher
President & Chief Executive Officer

Date:	October 27, 2026	By: /s/ David K. Wells
David K. Wells
Vice President-Chief Financial Officer & Treasurer